Form 10QSB
period 1996-03-31
SUPER VISION INTERNATIONAL INC
filed 1996-05-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                              --------    ---------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                       59-3046866
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                               2442 Viscount Road
                             Orlando, Florida 32809
                    (Address of Principal Executive Offices)

                                 (407) 857-9900
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                  No

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class               Outstanding at March 31, 1996:
Class A Common Stock, $.001
  par value                                     1,428,966 shares
Class B Common Stock, $.001
  par value                                     3,375,134 shares

                  Traditional Small Business Disclosure Format

                               Yes X        No

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB


                                                                          PAGE

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Financial Statements:

    Condensed Balance Sheets as of March 31, 1996 and  December 31,
    1995                                                                   1

    Condensed Statements of Operations for the Three Months
    Ended March 31, 1996 and 1995                                          2

    Condensed Statement of Stockholders' Equity                            3

    Condensed Statements of Cash Flows for the Three Months
    Ended March 31, 1996 and 1995                                          4

    Notes to Condensed Financial Statements                                5



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7



PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings                                        9

         Item 2.  Changes in Securities                                    9

         Item 3.  Defaults Upon Senior Securities                          9

         Item 4.  Submission of Matters to a Vote of Security-Holders      9

         Item 5.  Other Information                                        9

         Item 6.  Exhibits and Reports on Form 8-K                         9



SIGNATURES                                                                10

SUPER VISION INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

                                                                        March 31,     December 31,
                                         ASSETS                           1996           1995
                                                                    ---------------  --------------
Current Assets:
     Cash and cash equivalents                                         $ 1,820,835    $ 2,327,775
     Trade accounts receivable, less allowance for doubtful
         accounts of $11,679 and $19,952                                   721,644        330,570
     Inventory, less reserve for excess inventory of $28,340               908,968        899,348
     Advances to employees                                                  38,540         16,390
     Other assets                                                          102,518         51,236
                                                                    --------------   --------------
                     Total current assets                                3,592,505      3,625,319
                                                                    --------------   --------------

Equipment and Furniture                                                  1,555,705      1,404,368
     Accumulated depreciation                                             (208,173)      (172,697)
                                                                    --------------   --------------
                     Net equipment and furniture                         1,347,532      1,231,671
                                                                    --------------   --------------

Other Assets                                                                69,288         59,176
                                                                    --------------   --------------

                                                                       $ 5,009,325    $ 4,916,166
                                                                    ==============   ==============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note payable to officer                                           $    22,968    $    22,968
     Accounts payable                                                      310,056        344,853
     Accrued liabilities                                                    23,189         22,443
     Accrued warranty                                                       40,000           --
     Payments in excess of costs and recognized profit on
         uncompleted contracts                                                --           10,333
     Deposits                                                               54,884         50,834
                                                                    --------------   --------------
                     Total current liabilities                             451,097        451,431
                                                                    --------------   --------------

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         authorized; none issued                                              -                -
     Class A common stock, $.001 par value, authorized 16,610,866
         shares, 1,428,966 issued and outstanding                            1,429          1,429
     Class B common stock, $.001 par value, 3,389,134
         shares authorized, 3,375,134 issued and outstanding                 3,375          3,375
     Additional paid-in capital                                          5,669,423      5,669,423
     Retained earnings                                                  (1,115,999)    (1,209,492)
                                                                  ----------------   --------------
                     Total stockholders' equity                          4,558,228      4,464,735
                                                                  ----------------   --------------

                                                                    $    5,009,325    $ 4,916,166
                                                                  ================   ==============


            See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF OPERATIONS

                                                           Three Months
                                                          Ended March 31,
                                                      1996             1995
                                                  -------------   -------------

Revenues                                            $ 1,368,989    $   494,461
                                                  -------------   -------------
Costs and Expenses:
     Cost of sales                                      871,359        297,920
     Selling, general and administrative                363,597        387,395
     Research and development                            62,793         53,879
                                                  -------------   -------------
                     Total costs and expenses         1,297,749        739,194
                                                  -------------   -------------

Operating Income (Loss)                                  71,240       (244,733)
                                                  -------------   -------------
Non-Operating Income (Expenses):
     Interest income                                     23,312         56,977
     Interest expense                                      (746)          (793)
     Loss on disposal of assets                            (313)          --
                                                  -------------   -------------
                     Total non-operating income          22,253         56,184
                                                  -------------   -------------

Income (Loss) Before Income Taxes                        93,493       (188,549)

Income Tax Benefit                                         --             --
                                                  -------------   -------------

Net Income (Loss)                                   $    93,493    $  (188,549)
                                                  =============    ============


Income (Loss) Per Common Share:

     Primary                                        $      0.05    $     (0.10)
                                                  =============    ============

Weighted Average Shares of
     Common Stock Outstanding:

         Primary                                      1,886,100      1,882,100
                                                  =============    ============



           See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Common Stock

                                   ----------------------------------------------------------------
                                              Class A                            Class B                Additional      Retained
                                   -----------------------------      -----------------------------      Paid-In        Earnings
                                      Shares           Amount           Shares           Amount          Capital        (Deficit)
                                   ------------     ------------      -----------     -------------   --------------   ----------

Balance, December 31, 1995           1,428,966      $     1,429        3,375,134      $     3,375      $  5,669,423    $ (1,209,492)

Net Income for the Three Months
    Ended March 31, 1996                  -                -                -                 -                -             93,493
                                   ------------     ------------      -----------     -------------    ------------   -------------

Balance, March 31, 1996              1,428,966      $    1,429         3,375,134      $     3,375      $  5,669,423    $ (1,115,999)
                                   ============     ============      ===========     =============    ============     ===========



           See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Three Months
                                                                                Ended March 31,
                                                                             1996            1995
                                                                      ---------------   ---------------
Cash Flows from Operating Activities:
     Net income (loss)                                                    $    93,493    $  (188,549)
                                                                      ---------------   ---------------

     Adjustments to reconcile net loss to net cash used
     in operating activities:
             Depreciation and amortization                                     44,245         35,689
             Loss on disposal of fixed assets                                     313           --
             (Increase) decrease in:
                 Accounts receivable, net                                    (391,074)        28,257
                 Inventory                                                     (9,620)       (78,020)
                 Other assets                                                 (86,182)       (20,289)
             Increase (decrease) in:
                 Accounts payable                                             (34,797)        93,170
                 Accrued and other liabilities                                 30,413         30,696
                 Deposits                                                       4,050         43,220
                                                                      ---------------   ---------------
                     Total adjustments                                       (442,652)       132,723
                                                                      ---------------   ---------------
                     Net cash used in operating activities                   (349,159)       (55,826)
                                                                      ---------------   ---------------

Cash Flows from Investing Activities:
     Acquisition of patents and trademarks                                     (5,656)          --
     Purchase of equipment and furniture                                     (152,525)       (13,094)
     Proceeds from disposal of equipment and furniture                            400           --
                                                                      ---------------   ---------------
                     Net cash used in investing activities                   (157,781)       (13,094)
                                                                      ---------------   ---------------

Net Decrease in Cash and Cash Equivalents                                    (506,940)       (68,920)

Cash and Cash Equivalents, beginning of period                              2,327,775      3,626,290
                                                                      ---------------   ---------------

Cash and Cash Equivalents, end of period                                  $ 1,820,835    $ 3,557,370
                                                                      ===============   ===============


           See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Month Periods Ended March 31, 1996 and 1995


1.       BASIS OF PRESENTATION:

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated March 25, 1996, filed with the Securities and Exchange Commission.


2.       STOCK OPTION PLAN:

On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A common stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant.

The following table summarizes activity of the stock option plan for the period ended March 31, 1996:


                                    Options            Number         Option
                                 Available for           of           Price
                                  Future Grant         Shares       Per Share
                              -------------------   ------------  --------------

Balance, December 31, 1995              38,809           107,091   $5.00-$7.38

    Options granted                   (33,100)            33,100
    Options exercised                    -                 -
    Options cancelled                    4,500           (4,500)
                                  ------------      ------------

Balance, March 31, 1996                 10,209           135,691
                                  ============      ============


Options granted vest ratably over a three-year period. As of March 31, 1996, 64,311 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Three-Month Periods Ended March 31, 1996 and 1995


3.       INCOME TAXES:

Prior to January 1, 1994, the Company had elected to be taxed as an S-corporation and thus, all income of the Company was passed through to the sole stockholder and taxed at his level. Effective January 1, 1994, the Company was required to elect C-corporation status for income tax reporting purposes and at this time adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). To account for this change in tax status, the Company recorded a deferred tax liability in the amount of $43,445. This provision reflects the temporary differences between the tax bases of assets and liabilities and their financial statement carrying values which existed at January 1, 1994.

The components of the net deferred tax liability recognized in the accompanying balance sheet at March 31, 1996 are as follows:


              Deferred tax liability              $     -
              Deferred tax asset                      482,555
              Valuation allowance                    (482,555)
                                                   --------------
                                                  $     -
                                                   ==============

The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

As of March 31, 1996, the Company had approximately $1,066,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2009.


5.       INVENTORY:

Inventory at March 31, 1996 and December 31, 1995 consisted of the following components:


                                           March 31,         December 31,
                                              1996               1995
                                      ------------------  -----------------

 Raw materials                         $       892,324       $     665,441


 Work in progress                                -                   8,729
 Finished goods                                 44,984             253,518
                                       ---------------      --------------
                                               937,308             927,688
 Less: Reserve for excess inventory           (28,340)            (28,340)
                                       ---------------      --------------

                                       $       908,968       $     899,348
                                       ===============      ==============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues are derived primarily from the sale of fiber optic side glow and end glow cable and light sources, point of purchase fiber optic displays and signage and sales of component parts. Total revenues for the three months ended March 31, 1996 ("1996 quarter") were approximately $1,369,000, representing a 177% increase from the three months ended March 31, 1995 ("1995 quarter"). The increase in revenues is primarily attributable to $710,000 of revenue received by the Company as a result of the completion of a large contract for delivery of a custom fiber optic display. The contract was completed in March, 1996. In addition to this contract, sales of the Company's standard products, particularly the new swimming pool and spa product line, contributed to the overall revenue increase. The Company did not have sales of this product line during the 1995 quarter.

Cost of sales were approximately $871,400, or 64% of revenues, during the 1996 quarter, compared to 60% in the 1995 quarter. The 1996 margin was reduced slightly due to price discounts in the swimming pool market which the Company granted to introduce builders and distributors to the Company's product line. These discounts were given in order to obtain market recognition and market share. The Company believes that as volume sales of these products increase and market share is obtained, the discounts will no longer be granted. Additionally, as the volume of sales of the Company's products increase, Management believes that the costs of the products will decrease, leading to potential gross margin improvements.

Selling, general and administrative expenses were approximately $364,000 during the 1996 quarter compared to approximately $387,000 during the 1995 quarter, a decrease of 6%. During the 1995 quarter, the Company was establishing its distribution network and hired additional sales and marketing personnel to support anticipated growth. This resulted in increased costs for personnel, trade shows and advertising. Management believes these costs were necessary to attain the current revenue levels. During the 1996 quarter, selling and marketing expenses were incurred in further expansion of the Company's distribution network, primarily in the Architectural Lighting market and in the Signage market. The Company believes these markets have sufficient growth potential as to warrant the expenses incurred.

Research and development costs were approximately $62,800 during the 1996 quarter compared with approximately $53,900 for the 1995 quarter, an increase of 17%. The Company continues research into the improvement of its side glow cables, and successfully designed a process for the manufacture of a red fiber optic cable for use with the Company's light sources. Additionally, the Company successfully completed a new reflector design for its light sources which increases the brightness of the SV2000 model by approximately 15% over the prior reflector design. The Company anticipates this level of research will continue as the Company seeks to improve the brightness and reduce the cost of all product lines.

Interest income is derived from the short-term investment of the proceeds of the Company's initial public offering in March, 1994. Net interest income for the 1996 quarter was approximately $22,600 as compared to approximately $56,200 for the 1995 quarter. The decrease is attributable to reduced cash balances available for investment. Cash was invested in the expansion of inventory, receivables and capital equipment during the year ended December 31, 1995.

Net income for the 1996 quarter was approximately $93,500, or $.05 per common share, as compared to a net loss of approximately $188,500, or $(.10) per common share, in the 1995 quarter. The improvement in net income is attributable to the increased revenue levels from the completion of a large contract and sales of standard products.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $3,141,408.

During the 1996 quarter, the Company experienced an increase in accounts receivable of approximately $391,000 related to the completion and delivery of the aforementioned custom fiber optic display. Accounts payable increased by approximately $86,200 related to expenses incurred in the completion of the contract, as well as the expansion of the swimming pool product line.

The Company acquired patents and trademarks related to its side glow cables with a cost of approximately $5,700. Additional funds were used for the expansion of capital equipment in the fiber optic cabling and light source production areas. Management believes these expenditures may assist in the efforts to improve the brightness of its cables and light sources.

The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as continued expansion.

CHARGE TO INCOME IN THE EVENT OF RELEASE OF ESCROWED SHARES

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such individuals (see "Escrow Shares"). In the event any shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes as required by GAAP. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, what will likely be one or more substantial charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities.

                                     PART II



Item 1.  LEGAL PROCEEDINGS

                  Not Applicable


Item 2.  CHANGES IN SECURITIES

                  Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.  OTHER INFORMATION

                  Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      4.1    - Form of Unit Purchase Option *
             4.2    - Form of Warrant Agreement (including forms of Class A and
                      Class B Warrant Certificates) *
             4.3    - Escrow Agreement *
             4.4    - Form of Amendment to Escrow Agreement *
            10.1    - 1994 Stock Option Plan *
            10.2    - Employment Agreement with Brett Kingstone *
            10.3    - Form of Indemnification Agreement *
            10.4    - Lease for Facility at Viscount Row *
            10.5    - Registrant's Bank Loan Agreements with Barnett Bank *


         ---------------

         * Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-74742)

         (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



SUPER VISION INTERNATIONAL, INC.

By:   /S/ BRETT M. KINGSTONE                           Date:  May 10, 1996
      ----------------------------------
      Brett M. Kingstone, President and
      Chief Executive Officer
      (Principal Executive Officer)



By:   /S/ JOHN P. STANNEY                              Date:  May 10, 1996
      ----------------------------------

      John P. Stanney, Chief Financial Officer
      (Principal Financial and Accounting Officer)