Form 10QSB
period 1996-06-30
SUPER VISION INTERNATIONAL INC
filed 1996-08-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

                  Class               Outstanding at June 30, 1996:
Class A Common Stock, $.001
  par value                                     1,428,466 shares
Class B Common Stock, $.001
  par value                                     3,375,134 shares

                  Traditional Small Business Disclosure Format

                               Yes X        No

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB


                                                                          PAGE

PART I.                    FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Financial Statements:

    Condensed Balance Sheets as of June 30, 1996 and  December 31,
    1995                                                                   1

    Condensed Statements of Operations for the Three and Six Months
    Ended June 30, 1996 and 1995                                           2

    Condensed Statement of Stockholders' Equity                            3

    Condensed Statements of Cash Flows for the Six Months
    Ended June 30, 1996 and 1995                                           5

    Notes to Condensed Financial Statements                                5



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7



PART II.                   OTHER INFORMATION

         Item 1.  Legal Proceedings                                       10

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security-Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K



SIGNATURES                                                                11

SUPER VISION INTERNATIONAL, INC.
CONDENSED BALANCE SHEETS

                                                                        June 30,     December 31,
                                         ASSETS                           1996           1995
                                                                    ---------------  --------------
Current Assets:
     Cash and cash equivalents                                         $ 2,123,372    $ 2,327,775
     Trade accounts receivable, less allowance for doubtful
         accounts of $17,659 and $19,952                                   731,164        330,570
     Inventory, less reserve for excess inventory of $33,340
          and $28,340                                                    1,332,518        899,348
     Advances to employees                                                  34,200         16,390
     Other assets                                                           78,918         51,236
                                                                    --------------   --------------
                     Total current assets                                4,300,172      3,625,319
                                                                    --------------   --------------

Equipment and Furniture                                                  1,606,386      1,404,368
     Accumulated depreciation                                             (230,194)      (172,697)
                                                                    --------------   --------------
                     Net equipment and furniture                         1,376,192      1,231,671
                                                                    --------------   --------------

Other Assets                                                                75,705         59,176
                                                                    --------------   --------------

                                                                       $ 5,752,069    $ 4,916,166
                                                                    ==============   ==============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note payable to officer                                           $    22,968    $    22,968
     Accounts payable                                                      629,308        344,853
     Accrued liabilities                                                    23,936         22,443
     Accrued warranty                                                       40,000           --
     Payments in excess of costs and recognized profit on
         uncompleted contracts                                                --           10,333
     Deposits                                                              529,445         50,834
                                                                    --------------   --------------
                     Total current liabilities                           1,245,657        451,431
                                                                    --------------   --------------

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         authorized; none issued                                              -                -
     Class A common stock, $.001 par value, authorized 16,610,866
         shares, 1,431,466 issued and outstanding                            1,431          1,429
     Class B common stock, $.001 par value, 3,389,134
         shares authorized, 3,375,134 issued and outstanding                 3,375          3,375
     Additional paid-in capital                                          5,688,171      5,669,423
     Retained earnings                                                  (1,186,565)    (1,209,492)
                                                                  ----------------   --------------
                     Total stockholders' equity                          4,506,412      4,464,735
                                                                  ----------------   --------------

                                                                    $    5,752,069    $ 4,916,166
                                                                  ================   ==============


            See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months                          Six Months
                                                      Ended June 30,                       Ended June 30,
                                                   1996            1995                1996             1995
                                                  ------          ------              ------           -----
Revenues:
     Net Sales                                  $1,134,655        $745,033         $2,503,644        $1,239,494
     Licensing and royalty
       fees                                            -            45,000                -              45,000
                                                ----------        --------         ----------        ----------
                  Total Revenues                 1,134,655         790,033          2,503,644         1,284,494
                                                ----------        --------         ----------        ----------

Costs and Expenses:
     Cost of sales                                 734,435         494,351          1,605,794           792,271
     Selling, general and
       administrative                              472,998         272,343            836,595           659,738
     Research and development                       17,443          42,199             80,236            96,078
                                                ----------        --------         ----------        ----------
                  Total costs and
                    expenses                     1,224,876         808,893          2,522,625         1,548,087
                                                ----------        --------         ----------        ----------

Operating Loss                                     (90,221)        (18,860)           (18,981)         (263,593)
                                                 ---------        --------         ----------        ----------

Non-Operating Income
(Expenses):
     Interest income                                27,619          48,776             50,931           105,753
     Interest expense                                 (734)           (715)            (1,480)           (1,508)
     Gain (loss) on
       disposal of assets                           (7,230)         11,357             (7,543)           11,357
                                                ----------        --------          ---------        ----------
                  Total
                  non-operating
                  income
                  (expenses)                        19,655          59,418             41,908           115,602
                                                ----------        --------          ---------        ----------

Net Income (Loss)                                $ (70,566)      $  40,558          $  22,927        $ (147,991)
                                                 ==========      =========          =========        ===========

Income (Loss) Per Common
Share:

     Primary                                     $   (0.04)       $   0.02           $   0.01          $  (0.08)
                                                 ==========       ========           ========          =========

Weighted Average Shares
  of Common Stock
  Outstanding:

     Primary                                     1,886,292       1,882,100          1,886,196         1,882,100
                                                ==========      ==========         ==========        ==========


See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                           Common Stock

                                   ----------------------------------------------------------------
                                              Class A                            Class B                Additional      Retained
                                   -----------------------------      -----------------------------      Paid-In        Earnings
                                      Shares           Amount           Shares           Amount          Capital        (Deficit)
                                   ------------     ------------      -----------     -------------   --------------   ----------

Balance, December 31, 1995           1,428,966      $     1,429        3,375,134      $     3,375      $  5,669,423   $ (1,209,492)

Exercise of Class A Warrants             2,500                2            -                 -               18,748           -

Net Income for the Three Months
    Ended June 30, 1996                  -                -                -                 -                -             22,927
                                   ------------     ------------      -----------     -------------    ------------   -------------

Balance, June 30, 1996              1,431,466       $     1,431        3,375,134      $     3,375      $  5,688,171   $ (1,186,565)
                                   ============     ============      ===========     =============    ============     ===========



           See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Six Months
                                                                                Ended June 30,
                                                                             1996            1995
                                                                      ---------------   ---------------
Cash Flows from Operating Activities:
     Net income (loss)                                                    $    22,927    $  (147,991)
                                                                      ---------------   ---------------

     Adjustments to reconcile net increase (loss) to net
     cash provided by (used in) operating activities:
             Depreciation and amortization                                     77,281         58,955
             (Gain) loss on disposal of fixed assets                            7,543        (11,357)
             Increase in:
                 Accounts receivable, net                                    (400,594)      (193,790)
                 Inventory                                                   (433,170)      (154,885)
                 Other assets                                                 (61,092)       (55,792)
             Increase in:
                 Accounts payable                                             284,455        190,393
                 Accrued and other liabilities                                 31,160          1,422
                 Deposits                                                     478,611         13,658
                                                                      ---------------   ---------------
                     Total adjustments                                        (15,806)      (151,396)
                                                                      ---------------   ---------------
                     Net cash provided by (used in)
                         operating activities                                   7,121       (299,387)
                                                                      ---------------   ---------------

Cash Flows from Investing Activities:
     Acquisition of patents and trademarks                                    (12,642)          --
     Purchase of equipment and furniture                                     (224,681)       (89,634)
     Proceeds from disposal of equipment and furniture                          7,049         34,700
                                                                      ---------------   ---------------
                     Net cash used in investing activities                   (230,274)       (54,934)
                                                                      ---------------   ---------------

Cash Flows form Financing Avctivities:
     Issuance of common stock, gross                                           18,750           --
                                                                      ---------------   ---------------
                    Net cash provided by financing activities                  18,750           --
                                                                      ---------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                         (204,403)      (354,321)

Cash and Cash Equivalents, beginning of period                              2,327,775      3,626,290
                                                                      ---------------   ---------------

Cash and Cash Equivalents, end of period                                  $ 2,123,372    $ 3,271,969
                                                                      ===============   ===============


           See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three-Month and Six-Month Period Ended June 30, 1996 and 1995

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

2.        STOCK OPTION PLAN:

         On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A common stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan.

         The following table summarizes activity of the stock option plan for the period ended June 30, 1996:


                                                              Number
                                            Options          of Shares           Option
                                          Available for       Under              Price
                                          Future Grant        Option           Per Share
                                          ------------        ------           ---------
         Balance, December 31, 1995         38,809            107,091          $5.00-$7.38
         Options granted                   (38,400)            38,400
         Options exercised                      --                 --
         Options cancelled                   6,100             (6,100)
                                           -------            --------
         Balance, June 30, 1996              6,509            139,391
                                           =======            =======



        Options granted vest ratably over a three-year period. As of June 30, 1996, 84,484 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

For the Three-Month and Six-Month Periods Ended June 30, 1996 and 1995

3.       INCOME TAXES:

         The components of the net deferred tax liability recognized in the accompanying balance sheet at June 30, 1996 are as follows:

         Deferred tax liability                   $       -
         Deferred tax asset                       $ 504,593
         Valuation allowance                      $(504,593)
                                                  ----------

                                                  $       -
                                                  ==========

         The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

         As of June 30, 1996, the Company had approximately $1,074,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2009 and 2010.

4.       INVENTORY:

         Inventory at June 30, 1996 and December 31, 1995 consisted of the following components:

                                             June 30,          December 31,
                                               1996               1995
                                               ----               ----

         Raw Materials                       $1,024,042        $  665,441
         Work in progress                        27,456             8,729
         Finished goods                         314,360           253,518
                                           ------------       -----------
                                              1,365,858           927,688
         Less reserve for excess
           inventory                            (33,340)          (28,340)
                                           ------------       -----------
                                             $1,332,518       $   899,348
                                           ------------        -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

Revenues are derived primarily from the sale of fiber optic side-glowTMand end glowTMcable and light sources, custom fiber optic displays, point of purchase fiber optic signs and sales of component parts. Total revenues for the three months ("1996 quarter") and six months ended June 30, 1996 ("1996 six months") were approximately $1,135,000 and $2,504,000, respectively. This represented a 44% and 95% increase, respectively, over the three months ("1995 quarter") and six months ended June 30, 1995 ("1995 six months"). The increase in revenues during the 1996 quarter is primarily attributable to sales of the Company's swimming pool and spa product line. The Company did not have sales of this product line during the 1995 quarter. Additionally, sales of the Company's standard products through the Company's distribution network continued to show improvements in sales volume as compared to the comparable prior period. The increase in revenues during the 1996 six months is also attributable to $710,000 of revenue recognized by the Company as a result of the completion of a large contract for delivery of a custom fiber optic display. The contract was completed in March 1996.

Cost of sales were approximately $734,000 or 65% of revenues, during the 1996 quarter, compared to 66% in the 1995 quarter. The gross margin was 35% for the 1996 six months and 34% for the 1995 six months. The 1996 margin was negatively impacted due to entrance into the swimming pool market which included the granting of price discounts to introduce builders and distributors to the Company's product line. Further, the Company discounted prices in the swimming pool market to meet price decreases initiated by competitors reacting to the Company's entrance into this market. These discounts were given in order to obtain market recognition and market share. The Company believes that as volume sales of these products increase and market share is obtained, the discounts will no longer be granted. Additionally, as the volume of sales of the Company's products increase management believes that the costs of the products will decrease, leading to potential gross margin improvements. The decreases in margins experienced in the swimming pool market were offset by margin improvements in the Company's other standard product lines, particularly the Company's architectural lighting products, and in the Company's custom endpoint fiber optic display products.

Selling, general and administrative expenses were approximately $473,000 and $837,000 during the 1996 quarter and six months, respectively, as compared to approximately $272,000 and $660,000 for the 1995 quarter and six months, respectively. This represented increases of 74% and 27%, respectively. During the 1996 quarter, the Company incurred increased expenses in connection with trade show attendance in the swimming pool and spa lighting market prior to the summer construction season. Additionally, the Company undertook an intensive training program to educate its representation network in the pool and spa lighting market prior to the installation season. Additionally, the Company incurred expenses in new literature and advertising for this market. Further increases in selling expenses were incurred in the formulation of training programs for electrical contractors and sign companies. The Company has targeted electrical contractors as a key group in the Company's marketing strategy to penetrate the residential lighting market.

Research and development costs were approximately $17,000 and $80,000 during the 1996 quarter and six months as compared to approximately $42,000 and $96,000 for the 1995 quarter and six months, respectively. This represented decreases of 59% and 16%, respectively. The Company continues to achieve successful new product introductions and product enhancements with lower research costs. This has been made possible due to prior research efforts which have formed the basis for current product development efforts. The Company continues research into the improvement of its fiber optic side glowTM cables, as well as new lamp technologies and materials which may yield improvements in the brightness of the Company's fiber optic products. The Company expects that these efforts will require an increase in research expenditures. Additionally, during the 1996 quarter the Company was awarded a patent on its light source and reflector design, as well as several key components related to the coupling of fiber optic cables to light sources. The Company believes this patent may afford the Company a market advantage in the ease of installation of fiber optics in the field.

Interest income is derived from the short term investment of the proceeds of the Company's initial public offering in March 1994. Net interest income for the 1996 quarter and 1996 six months was approximately $28,000 and $51,00, respectively, as compared to approximately $49,000 and $106,000 for the 1995 quarter and six months, respectively. The decrease is attributable to reduced cash balances available for investment. At the end of 1995, the Company paid approximately $850,000 for its fiber optic cabling and extrusion equipment. Additionally, cash was invested in the expansion of inventory and receivables in support of the higher revenue levels experienced during the 1996 quarter and six months.

Income taxes for the 1996 six months include a provision for income taxes which was offset by tax benefits as a result of the carryforward of prior year tax losses.

The net loss for the 1996 quarter was approximately ($70,600) or ($.04) per common share, as compared to net income of approximately $40,600, or $.02 per common share, in the 1995 quarter. The decrease is due to increased sales and marketing expenses incurred by the Company which Management believes are necessary to sustain future revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital of $3,054,515.

During the 1996 six months, the Company experienced an increase in accounts receivable of approximately $401,000 as a result of the increase in revenue levels. The Company increased inventory levels by approximately $433,000. This increase resulted from the expansion of the Company's product lines, particularly in the swimming pool and spa market. Additionally, the Company was awarded a large contract for a custom fiber optic display during the 1996 quarter. The contract amount is approximately $1,007,000. Inventory of approximately $250,000 was purchased during the 1996 quarter which is related to this project. Although the contract will be accounted for on a percentage of completion basis, no work had been performed as of June 30, 1996, and therefore, no revenue from the contract has been included in the 1996 quarter or six months. Accounts payable increased by approximately $284,000 related to the expansion of inventory. Deposits increased by approximately $479,000 primarily as a result of a deposit of $457,000 on the custom display contract, discussed above. The Company also used approximately $225,000 in the expansion of capital equipment, primarily in the upgrade of cabling equipment to achieve increases in production speed and quality of product.

The Company acquired a patent related to its light source and reflector design with a cost of approximately $13,000. Management believes these expenditures may assist in the efforts to obtain a marketing advantage in the ease of use of fiber optics for field installation.

The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as continued expansion.

CHARGE TO INCOME IN THE EVENT OF RELEASE OF ESCROWED SHARES

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such individuals (see "Escrow Shares"). In the event any shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes as required by GAAP. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, what will likely be one or more substantial charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation recognized by the Company will not affect the Company's total stockholders' equity or its working capital, it may have a depressive effect on the market price of the Company's securities.

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

- ---------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-74742)

         (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION  INTERNATIONAL , INC.

By:      /S/BRETT M. KINGSTONE                   Date:    August  9, 1996
   -----------------------------------------
   Brett M. Kingstone, President and
   Chief Executive Officer
   (Principal Executive Officer)

By:      /S/JOHN P. STANNEY                      Date:    August  9, 1996
   -----------------------------------------
   John P. Stanney, Chief Financial
   Officer
   (Principal Financial and Accounting Officer)