Form 10QSB
period 1996-09-30
SUPER VISION INTERNATIONAL INC
filed 1996-11-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                    ---------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

               Yes |X|                                  No |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at November 11, 1996:
Class A Common Stock, $.001
    par value                                           1,680,946

Class B Common Stock, $.001
    par value                                           3,375,134


                  Traditional Small Business Disclosure Format

               Yes |X|                                  No |_|

                        SUPER VISION INTERNATIONAL, INC.

                        Super Vision International, Inc.

                              Index to Form 10-QSB




                                                                          Page

PART I.      FINANCIAL INFORMATION

      Item 1.   Financial Statements

      Condensed Financial Statements:

      Condensed Balance Sheets as of September 30, 1996 and
         December 31, 1995                                                   1

      Condensed Statements of Operations for the Three and Nine
         Months Ended September 30, 1996 and 1995                            2

      Condensed Statement of Stockholders' Equity                            3

      Condensed Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1995                                   4

      Notes to Condensed Financial Statements                                5



      Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8



PART II.     OTHER INFORMATION

      Item 1.   Legal Proceedings                                           11

      Item 2.   Changes in Securities                                       11

      Item 3.   Defaults Upon Senior Securities                             11

      Item 4.   Submission of Matters to a Vote of Security-Holders         11

      Item 5.   Other Information                                           11

      Item 6.   Exhibits and Reports on Form 8-K                            11



SIGNATURES                                                                  12

Super Vision International, Inc.

Condensed Balance Sheets


                                                                                                   September 30,        December 31,
                               Assets                                                                  1996                 1995
                                                                                                   -----------          -----------
Current Assets:
   Cash and cash equivalents                                                                       $ 3,538,070          $ 2,327,775
   Trade accounts receivable, less allowance for doubtful
      accounts of $25,579 and $19,952                                                                  970,076              330,570
   Inventory, less reserve for excess inventory of $53,340 and $28,340                               2,003,762              899,348
   Advances to employees                                                                                37,527               16,390
   Other assets                                                                                         90,208               51,236
                                                                                                   -----------          -----------
      Total current assets                                                                           6,639,643            3,625,319
                                                                                                   -----------          -----------

Equipment and Furniture                                                                              1,698,000            1,404,368
   Accumulated depreciation                                                                           (257,423)            (172,697)
                                                                                                   -----------          -----------
      Net equipment and furniture                                                                    1,440,577            1,231,671
                                                                                                   -----------          -----------

Other Assets                                                                                           141,012               59,176
                                                                                                   -----------          -----------

                                                                                                   $ 8,221,232          $ 4,916,166
                                                                                                   ===========          ===========

                    Liabilities and Stockholders' Equity

Current Liabilities:
   Note payable to officer                                                                         $    22,968          $    22,968
   Accounts payable                                                                                    697,314              344,853
   Accrued liabilities                                                                                 247,606               22,443
   Payments in excess of cost and recognized profit on
      uncompleted contracts                                                                               --                 10,333
   Deposits                                                                                            524,851               50,834
                                                                                                   -----------          -----------
      Total current liabilities                                                                      1,492,739              451,431
                                                                                                   -----------          -----------

Stockholders' Equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none issued                                                                             --                   --
   Class A common stock, $.001 par value, authorized 16,610,866
      shares, 1,680,946 and 1,428,966 issued and outstanding                                             1,681                1,429
   Class B common stock, $.001 par value, 3,389,134
      shares authorized, 3,375,134  issued
      and outstanding                                                                                    3,375                3,375
   Additional paid-in capital                                                                        7,636,149            5,669,423
   Retained earnings                                                                                  (912,712)          (1,209,492)
                                                                                                   -----------          -----------
      Total stockholders' equity                                                                     6,728,493            4,464,735
                                                                                                   -----------          -----------

                                                                                                   $ 8,221,232          $ 4,916,166
                                                                                                   ===========          ===========


See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations


                                                                       Three Months                           Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                  1996               1995               1996               1995
                                                               -----------        -----------        -----------        -----------
Revenues:
   Net sales                                                   $ 1,695,285        $   473,161        $ 4,198,929        $ 1,712,655
   Licensing and royalty fees                                         --                 --                 --               45,000
                                                               -----------        -----------        -----------        -----------
      Total revenues                                             1,695,285            473,161          4,198,929          1,757,655
                                                               -----------        -----------        -----------        -----------

Costs and Expenses:
   Cost of sales                                                   938,480            374,083          2,544,274          1,166,354
   Selling, general and administrative                             468,236            352,224          1,304,831          1,011,962
   Research and development                                         46,825             75,509            127,061            171,587
                                                               -----------        -----------        -----------        -----------
      Total costs and expenses                                   1,453,541            801,816          3,976,166          2,349,903
                                                               -----------        -----------        -----------        -----------

Operating Income (Loss)                                            241,744           (328,655)           222,763           (592,248)
                                                               -----------        -----------        -----------        -----------

Non-Operating Income (Expenses):
   Interest income                                                  32,856             49,941             83,787            155,694
   Interest expense                                                   (747)               (77)            (2,227)            (1,585)
   Gain (loss) on disposal of assets                                  --                 (250)            (7,543)            11,107
                                                               -----------        -----------        -----------        -----------
      Total non-operating income                                    32,109             49,614             74,017            165,216
                                                               -----------        -----------        -----------        -----------

Net Income (Loss)                                              $   273,853        $  (279,041)       $   296,780        $  (427,032)
                                                               ===========        ===========        ===========        ===========


Income (Loss) Per Common Share:

   Primary                                                     $      0.14        $     (0.15)       $      0.16        $     (0.22)
                                                               ===========        ===========        ===========        ===========

Weighted Average Shares of
   Common Stock Outstanding:

      Primary                                                    1,902,159          1,913,878          1,852,540          1,915,691
                                                               ===========        ===========        ===========        ===========


See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statement of Stockholders' Equity


                                                                   Common Stock
                                             --------------------------------------------------------
                                                       Class A                       Class B             Additional
                                             --------------------------    --------------------------      Paid-In       Retained
                                                Shares         Amount         Shares         Amount        Capital       (Deficit)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1995                     1,428,966    $     1,429      3,375,134    $     3,375    $ 5,669,423    $(1,209,492)

Exercise of Class A Warrants                       2,500              2           --             --           18,748           --

Sale of Class A Common Stock                     249,480            250           --             --        1,947,978           --

Net Income for the Nine Months
   Ended September 30, 1996                         --             --             --             --             --          296,780
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1996                    1,680,946    $     1,681      3,375,134    $     3,375    $ 7,636,149    $  (912,712)
                                             ===========    ===========    ===========    ===========    ===========    ===========


See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows


                                                                                                           Nine Months
                                                                                                        Ended September 30,
                                                                                                     1996                  1995
                                                                                                  -----------           -----------
Cash Flows from Operating Activities:
   Net income ( loss)                                                                             $   296,780           ($  427,032)
                                                                                                  -----------           -----------

   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                                                 105,536                81,732
        (Gain) loss on disposal of fixed assets                                                         7,543               (11,107)
        Increase in:
          Accounts receivable, net                                                                   (639,506)             (131,781)
          Inventory                                                                                (1,104,414)             (273,621)
          Other assets                                                                               (138,633)              (76,287)
        Increase (decrease) in:
          Accounts payable                                                                            352,461               133,869
          Accrued and other liabilities                                                               214,830                 1,422
          Deposits                                                                                    474,017                  (569)
                                                                                                  -----------           -----------
             Total adjustments                                                                       (728,166)             (276,342)
                                                                                                  -----------           -----------
             Net cash used in operating activities                                                   (431,386)             (703,374)
                                                                                                  -----------           -----------

Cash Flows from Investing Activities:
   Acquisition of patents and trademarks                                                              (16,051)               (1,100)
   Purchase of equipment and furniture                                                               (316,295)             (139,296)
   Proceeds from disposal of equipment and furniture                                                    7,049                34,700
                                                                                                  -----------           -----------
             Net cash used in investing activities                                                   (325,297)             (105,696)
                                                                                                  -----------           -----------

Cash Flows from Financing Activities:
   Issuance of common stock, net                                                                    1,966,978                  --
   Proceeds from exercise of employee stock options                                                      --                  20,000
                                                                                                  -----------           -----------
             Net cash provided by financing activities                                              1,966,978                20,000
                                                                                                  -----------           -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                                1,210,295              (789,070)

Cash and Cash Equivalents, beginning of period                                                      2,327,775             3,626,290
                                                                                                  -----------           -----------

Cash and Cash Equivalents, end of period                                                          $ 3,538,070           $ 2,837,220
                                                                                                  ===========           ===========


See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Notes to Condensed Financial Statements

For the Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995


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



2.   Equity:

     On  September  25,  1996,  the  Company  entered  into a  Stock  Purchase
     Agreement and Distributorship Agreement with Hayward Industries, Inc. ("Hayward"). Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share. The Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to maintain Hayward's ownership of the Company at 10% of the Company's publicly traded shares. The 522,000 warrants are exercisable only upon the occurrence of a dilutive event as defined in the Stock Purchase Agreement, at a price equal to the average closing sale price for 30 consecutive business days ending within 15 days of the dilutive event. These warrants expire in May, 1999.

     On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A common stock for future issuance under the plan. Effective August 27, 1996, the Company reserved an additional 100,000 shares of the Company's Class A common stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan.

Super Vision International, Inc.

For the Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995


2.   Equity - Continued:

     The following table summarizes activity of the stock option plan for the period ended September 30, 1996:

                                                        Number
                                         Options      of Shares       Option
                                       Available for    Under          Price
                                       Future Grant     Option       Per Share
                                       ------------    -------      ------------

     Balance, December 31, 1995           38,809       107,091      $5.00-$10.31

       Options authorized                100,000           --
       Options granted                   (44,900)       44,900
       Options exercised                     --            --
       Options cancelled                   6,100        (6,100)
                                         -------       -------
     Balance, September 30, 1996         100,009       145,891
                                         =======       =======

     Options granted vest ratably over a three-year period. As of September 30, 1996, 88,119 options were vested and exercisable.



3.   Income Taxes:

     The components of the net deferred tax liability recognized in the accompanying balance sheet at September 30, 1996 are as follows:

     Deferred tax liability                                   $    --
     Deferred tax asset                                         504,593
     Valuation allowance                                       (504,593)
                                                              ---------
                                                              $    --
                                                              =========

     The types of  temporary  differences  between  the tax basis of assets  and
     liabilities   and  their   financial   statement   reporting   amounts  are
     attributable principally to depreciation methods, deferred gains, and different accounting methods used.

     As of September 30, 1996, the Company had approximately $825,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2009 and 2010.

Super Vision International, Inc.

For the Three-Month and Nine-Month Periods Ended September 30, 1996 and 1995



4.   Inventory:

     Inventory at September 30, 1996 and December 31, 1995 consisted of the following components:

                                                  September 30,     December 31,
                                                      1996              1995
                                                  -----------       -----------
     Raw materials                                $ 1,334,961       $   665,441
     Work in progress                                 211,339             8,729
     Finished goods                                   510,802           253,518
                                                  -----------       -----------
                                                    2,057,102           927,688
     Less reserve for excess inventory                (53,340)          (28,340)
                                                  -----------       -----------
                                                  $ 2,003,762       $   899,348
                                                  ===========       ===========

Item 2.  Management's Discussion and Analysis or Plan of Operation



The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, amongh other factors, competition in each if the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience and the evolving nature of the Company's fiber optic technology.

Results of Operations

Revenues are derived primarily from the sale of fiber optic side glowTM and end glowTM cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1996 quarter") and nine months ended September 30, 1996 ("1996 nine months") were approximately $1,695,000 and $4,199,000, respectively. This represented a 258% and 139% increase, respectively, over the three months ("1995 quarter") and nine months ended September 30, 1995 ("1995 nine months"). The increase in revenues is primarily attributable to sales of fiber optic cables and light sources in the lighting and sign markets. Management believes that increased marketing activities have resulted in greater awareness of the Company's products, which has resulted in increased sales of the Company's products. Additionally, the increase in revenues during the 1996 quarter is attributable to sales of the Company's swimming pool and spa product line. The Company did not have sales of this product line during the 1995 quarter. The increase in revenues during the 1996 nine months is also attributable to $710,000 of revenue received by the Company as a result of the completion of a large contract for delivery of a custom fiber optic display. The contract was completed in March 1996.

Cost of sales were approximately $938,000 or 55% of revenues, during the 1996 quarter, compared to 79% in the 1995 quarter. The gross margin was 39% for the 1996 nine months as compared to 32% for the 1995 nine months. The 1996 gross margin was favorably impacted by the increase in volume of sales of the Company's products, which resulted in manufacturing efficiencies and improved yields. Additionally, the sales mix included a higher percentage of the Company's standard fiber optic side glowTM and end glowTM cables, and fiber optic light sources, designed for the architectural lighting and sign markets. These products have higher margins relative to custom fiber optic systems. Improvements in manufacturing methods also contributed to increases in gross margins in the Company's point of purchase sign products.

Selling, general and administrative expenses were approximately $468,000 and $1,305,000 during the 1996 quarter and 1996 nine months, respectively, as compared to approximately $352,000 and $1,012,000 for the 1995 quarter and 1995 nine months, respectively. This represented increases of 33% and 29%, respectively. The 1996 quarter and 1996 nine months expenses have been reduced for a reimbursement of costs related to the marketing of the Company's swimming pool and spa products of $100,000 from Hayward Pool Products ("Hayward"). During the 1996 quarter, the Company entered into an agreement ("Hayward Distribution Agreement") with Hayward whereby Hayward acquired the exclusive worldwide rights to market the Company's products in the pool and spa market. As part of the agreement, Hayward reimbursed current year marketing expenses of the Company related to the pool and spa market, and purchased the Company's existing marketing and sales literature. Exclusive of this reimbursement, selling, general and administrative expenses were $568,000 and $1,405,000 during the 1996 quarter and 1996 nine months, respectively, representing increases of 61% and 39%, respectively, as compared to the 1995 quarter and 1995 nine months. During the 1996 quarter, the Company entered into a lease agreement for a new manufacturing and office facility; consequently, the Company recognized an additional $40,000 of depreciation on the leasehold improvements in its current facility. The new lease commences in the first quarter of 1997. Additionally, the Company created a Customer Service department and increased personnel levels in sales and marketing during the 1996 quarter. Management believes these increases are necessary to support and sustain future revenue growth. The Company also increased advertising expense in current and potential future markets to further market awareness of the products.

Research and development costs were approximately $47,000 and $127,000 during the 1996 quarter and 1996 nine months compared with approximately $76,000 and $172,000 for the 1995 quarter and 1995 nine months, respectively. This represented decreases of 38% and 26%, respectively. The Company has pursued a strategy of adapting its current technology to new products and applications, thereby decreasing the costs of bringing these products to market. During the 1996 quarter, the Company introduced several new landscape lights and task lights. Management believes research and development costs may rise in future periods as the Company enters into research which is based on improving current technology or developing new technology, including lamp, reflector and fiber optic cable research with the goal of increasing the brightness of the Company's products.

Interest income is derived from the short term investment of the proceeds of the Company's initial public offering in March 1994. Net interest income for the 1996 quarter and 1996 nine months was approximately $33,000 and $84,000, respectively, as compared to approximately $50,000 and $156,000 for the 1995 quarter and 1995 nine months, respectively. The decrease is attributable to reduced cash balances available for investment, as the Company has expanded inventory and receivables levels in conjunction with revenue increases as well as decreases due to the acquisition of capital equipment.

Income taxes for the 1996 nine months include a provision for income taxes which was offset by tax benefits as a result of the carryforward of prior year tax losses.

The net income for the 1996 quarter was approximately $274,000, or $.14 per common share, as compared to a net loss of approximately ($279,000), or ($.15) per common share, in the 1995 quarter. The increase is due to higher sales volumes and improvements in sales mix and manufacturing methods.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $5,146,904.

Cash increased by approximately $1,210,000 during the 1996 nine months as a result of the purchase by Hayward of 249,480 shares of the Company's Class A Common Stock for an amount of $1,948,228, net of issuance costs. During the 1996 nine months, the Company experienced an increase in accounts receivable of approximately $640,000 as a result of the increase in revenue levels. The Company increased inventory levels by approximately $1,104,000. This increase resulted from the expansion of the Company's product lines, particularly in the swimming pool and spa market, to support the Hayward Distribution Agreement. The Company also expanded inventory of its architectural lighting products and raw fiber optic materials to support shorter lead times on delivery demanded by this market. Additionally, the Company was awarded a large contract for a custom fiber optic display during the 1996 nine months. The contract amount is approximately $1,007,000. Inventory of approximately $250,000 was purchased during the 1996 nine months which is related to this project. Although the contract will be accounted for on a percentage of completion basis, no work had been performed as of September 30, 1996, and therefore, no revenue from the contract has been included in the 1996 quarter or nine months. Accounts payable increased by approximately $352,000 relating to the expansion of inventory. Deposits increased by approximately $474,000 as a result of the deposit on the custom display contract, discussed above. The Company also used approximately $316,000 in the expansion of capital equipment, primarily in the upgrade of cabling equipment to achieve increases in production speed and quality of product, and upgrades in computer hardware and software.

The Company acquired a patent related to its light sources during the 1996 nine months for a cost of approximately $16,000. Management believes these expenditures may assist in the efforts to obtain a marketing advantage in the ease of use of fiber optics for field installation.

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

               10.4 - Lease for Facility at Viscount Row *

               10.5 - Registrant's Bank Loan Agreements with Barnett Bank *


               ---------------

               * Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-74742)

               (b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



SUPER VISION INTERNATIONAL, INC.





By:   /s/ Brett M. Kingstone                            Date: November 11, 1996
      ----------------------------------------------
      Brett M. Kingstone, President and
      Chief Executive Officer
      (Principal Executive Officer)



By:   /s/  John P. Stanney                              Date: November 11, 1996
      ----------------------------------------------
      John P. Stanney, Chief Financial Officer
      (Principal Financial and Accounting Officer)