Form 10KSB
period 1996-12-31
SUPER VISION INTERNATIONAL INC
filed 1997-03-31
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

   [x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

   For the fiscal year ended December 31, 1996

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

   For the transition period from ________ to ________

   Commission File No. 0-23590

                        Super Vision International, Inc.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                     59-3046866
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)



2442 Viscount Road, Orlando, Florida                                 32809
------------------------------------                                 -----
(Address of Principal Executive Offices)


                                 (407) 857-9900
                (Issuer's Telephone Number, Including Area Code)


Securities registered under to Section 12(b) of the Exchange Act:

                                              Name of Each Exchange
Title of Each Class                           on Which Registered
-------------------                           ---------------------

None                                          None

Securities registered under to Section 12(g) of the Exchange Act:

                     Class A Common Stock, $.001 par value
                     -------------------------------------
                                (Title of Class)


                                Class A Warrants
                     -------------------------------------
                                (Title of Class)


                                Class B Warrants
                     -------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               YES X  NO


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year.  $6,805,473.


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 26, 1997. $11,985,000.


State the number of shares outstanding of each of the issuer's common equity as of March 26, 1997. 1,680,946 shares of Class A Common Stock, $.001 par value and 3,375,134 shares of Class B Common Stock, $.001 par value.



                      DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with reference to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART I


Item 1.   Description of Business.

GENERAL

                        Super Vision International, Inc. (the "Company") is a world leader in the design and manufacture of fiber optic lighting products, signs and displays for applications in the signage, swimming pool, architectural, and retail industries. The Company completed an initial public offering of its securities in March 1994.

                        The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name which was incorporated in January 1991. The Company's executive offices are located at 2442 Viscount Row, Orlando, Florida 32809 and its telephone number is (407) 857-9900.


PRODUCTS AND SERVICES

           SIDE-GLOW(TM) AND END GLOW(TM) CABLES

                        The Company's SIDE-GLOW(TM) fiber optic lighting cables are marketed as an alternative to neon and other conventional lighting products. SIDE-GLOW(TM) fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs and maintenance. In addition, unlike neon, the Company's product is capable of changing color. The cables are offered in a variety of diameters with a range of light sources. This allows flexibility to the market in the choice of the integration of a variety of products to produce a "custom" fiber optic lighting system. When combined with the Company's light source control systems, multiple light sources and cables can be synchronized to provide large scale controlled lighting systems and to create unique lighting effects.

                        END GLOW(TM) cables are utilized to transmit cool, ultra violet and heat free light from a remote light source to the object or area being lighted. The Company markets its END GLOW(TM) cables in conjunction with its line of light sources and lighting accessories for a variety of applications from showcase lighting to functional lighting of work spaces and residences. END GLOW(TM) cables allow for unique lighting of areas or objects with the added benefits of fiber optics.

                        The Company's SIDE-GLOW(TM) and END GLOW(TM) cables have been incorporated in major lighting installations worldwide from the Victorian Arts Center in Sydney, Australia to AMC Theaters Ontario Mills 30 Plex in Ontario, California.

                        During 1996, SIDE-GLOW(TM) and END GLOW(TM) cable products accounted for approximately 42% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and therefore, the Company intends to devote the majority of its engineering and sales and marketing efforts to expand this area of its business and the related light source product line described below.

            LIGHT SOURCES

                        The Company manufactures a variety of light sources used in conjunction with the Company's SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet standards established by Underwriters Laboratories and comparable certifying bodies worldwide. The Company currently manufactures the SV750 light source series for endpoint fiber optic applications and certain SIDE-GLOW(TM) applications; the SV250 series for swimming pool and residential applications; the SV2000 series for commercial lighting and signage; and the SV4000 series for high end lighting projects.

                        The Company also utilizes control systems with its light sources to allow for customization of lighting systems. All of the Company's light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using the Company's proprietary control systems to create special lighting effects.

                        The Company's light source product lines represented approximately 30% of the Company's total revenue during 1996. Management believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

            ENDPOINT SIGNS AND DISPLAYS

                        The Company designs, manufactures, and installs endpoint fiber optic signs and custom displays for advertising, signage and point of purchase displays. Custom patterns are created using sophisticated design tools and software, which are then tailored to customer specifications. These patterns are fed into automated equipment to produce drilled patterns in the subject material. Fiber optic filaments are then placed, treated and gathered to a light source. Utilizing a variety of techniques, the fibers are then ordered within the light source and color disk assemble to create the desired visual effects.

                        In June, 1996, the Company entered into a contract to provide the world's largest single integrated fiber optic display. The display is projected for completion in May 1997. The Company also designed and produced the previous two world's largest displays. Management believes this type of acknowledged industry expertise enhances the Company's position as the world leader in the full range of fiber optic lighting options, and provides visibility for the marketing of the Company's other fiber optic lighting products.

                        During 1996, endpoint signs and displays accounted for approximately 28% of the Company's total revenues.

            LIGHTING ACCESSORIES

                        During 1996, the Company developed several unique lighting accessories designed to complement the Company's fiber optic cable and light source products, and thereby offer complete fiber optic lighting solutions to end users. These products were designed and engineered to provide the advantages of fiber optics for lighting applications previously addressed by traditional lighting methods. The Company believes that the reduced maintenance, energy savings and aesthetic qualities of its fiber optic systems may result in significant market acceptance.

                        The Company expanded its line of fiber optic landscape lighting for marker and decorative lighting during 1996. These fixtures were designed to complement the Company's line of fiber optic swimming pool lights, and have received positive responses from the landscape lighting industry. The Company also augmented its line of accent lights and feature lights for dramatic highlighting of landscape architecture.

                        In late 1996, the Company introduced a complete line of fiber optic task lighting fixtures, including down lights. These fixtures are designed to provide functional, rather than decorative, lighting for use in office and residential settings, display case lighting, and food service lighting. These fixtures, when combined with the Company's light sources and END GLOW(TM) fiber optic cables, provide cool, non-invasive light to highlight the objects or work area, without the disadvantages of heat and ultra-violet radiation produced by other lighting products.

                        These product lines were released in late 1996; therefore, the impact on 1996 revenues was minimal. Management believes these products and markets have significant potential, however, and plans to increase development efforts relating to these types of complementary product lines. These products are designed to offer the benefits of fiber optic lighting for functional lighting situations previously serviced by florescent or incandescent lighting, at competitive prices.

SALES AND MARKETING

                        The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users. The Company currently markets to the Architectural Lighting market through a network of lighting agents and specifiers throughout the United States. In September 1996, the Company signed an exclusive distribution and marketing agreement with Hayward Pool Products ("Hayward"), the world's largest pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the Pool and Spa lighting market. The Company utilizes direct marketing for its Signage product lines worldwide in order to reduce end use costs. Endpoint signs and displays are also marketed direct to end users, principally Fortune 500 companies worldwide.

                        The Company derived 29% of total revenues from international sales. The Company has entered into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and business practices.

MANUFACTURING AND SUPPLIERS

                        The fiber optic strands used in the Company's endpoint signs and displays as well as the production of its SIDE-GLOW(TM) and END GLOW(TM) cables are purchased from several key suppliers. In October 1994, the Company entered into a contract for the design and purchase of customized cabling and extrusion equipment in order to produce its SIDE-GLOW(TM) and END GLOW(TM) cables. The equipment became operational in December 1995. Integration of the manufacturing process has allowed the Company to realize increased gross margins on its SIDE-GLOW(TM) and END GLOW(TM) cable products. The Company believes that as the volume of product produced increases, the equipment may reduce the manufacturing costs of its SIDE-GLOW(TM) and END GLOW(TM) cables, and therefore allow the Company to offer its products to the market at prices equivalent to neon lighting. The Company maintains outside manufacturing capabilities for these products in the event the cabling and extrusion equipment were to disable for any period of time. The Company manufactures the light sources and control systems used with its SIDE-GLOW(TM) and END GLOW(TM) cables and endpoint displays in its facilities in Orlando, Florida. The designs of the light sources are considered proprietary and the Company has U.S. patent applications pending with respect to this design. All endpoint displays are manufactured directly by the Company based on the clients' specifications, or designed jointly with the Company's highly experienced personnel. The Company believes its ability to offer a full range of products and design, engineering and support services are unique in the market place, and are important to its future prospects for growth.

                        The Company's strategy is to continue to strive for lower manufacturing and material costs and reduce its dependence on outside suppliers by expanding its manufacturing capabilities and engineering its products around off the shelf components combined with its proprietary designs. The Company continues to perform research and development to further lower the cost of production of all existing products. The Company also plans to develop additional products and identify new markets and distribution channels.

                        The Company will continue to purchase the fiber optic strands from several Japanese suppliers. While the Company believes alternative sources for fiber optics are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(TM) and END GLOW(TM) cables require fiber optic material of a higher quality than the Company believes is currently available elsewhere. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse affect on the Company's operations until such time, if ever, as an alternative supplier could be found which could provide the quality level in the amounts the Company requires (several possible suppliers have been identified) or the Company could implement its own production capabilities.

RESEARCH AND PRODUCT DEVELOPMENT

                        The Company's engineering, research and product development staff is responsible for the design of standard and custom products developed to meet specific market needs identified by the Company and requested by its customers. The Company considers its ability to constantly improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications to be critical to the growth of the Company. The Company believes this responsiveness to the market to be an important differentiating factor, and will continue to seek rapid response to market trends.

                        During 1996, the Company spent approximately $192,000 on engineering and product development activities. The Company believes its success will depend, in large part, on its ability to continue to improve and enhance its existing products (for example, by increasing the level of brightness of its SIDE-GLOW(TM) and END GLOW(TM) cables, increasing the temperature resistance of its fiber optic products and developing brighter, less costly light sources) and to develop new products and applications for its technologies.

                        Management believes increased levels of spending on research and development may be necessary to successfully develop a product which has the brightness of neon and which can be sold at a comparable price. Additionally, as new market opportunities are found, increased levels of product development may be warranted to rapidly design, engineer and produce products to fill these market needs.

COMPETITION

                        The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting, and from competitors specifically engaged in fiber optic lighting.

                        Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company's products. The Company is actively seeking to educate its target markets as to the advantages of fiber optic lighting systems. The Company believes that achievement of this objective is critical to the Company's future. The Company must also compete with traditional lighting on the issues of maintenance costs, safety issues, energy usage, price and brightness.

                        The Company believes its products can effectively compete against traditional lighting in the areas of maintenance, safety and energy consumption. The Company's lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance through out the lighting system. Additionally, the Company's SIDE-GLOW(TM) and END GLOW(TM) cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high field and in shipment breakage rates. This reduced breakage also favorably compares in the area of safety. Further, the Company's products result in a voltage free light, which is particularly beneficial in wet and under water applications where risk of shock from electricity in the lighted path is an issue. The Company's products also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to Lighting Accessories such as task lighting and display case lighting. The Company's products may not favorably compete with traditional lighting on the basis of price for smaller lighting systems and in particular with neon systems in smaller scale applications, which comprise a large portion of the available market. Additionally, fiber optic lighting systems do not equal neon brightness in a cost effective manner for many applications. In applications calling for maximum brightness and competitive cost, the Company's products may not be able to compete effectively with traditional lighting products.

                        The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by the Company's SIDE-GLOW(TM) and END GLOW(TM) cables and light source products. These companies utilize a similar technology to that used by the Company and compete generally on the basis of price and quality. The Company believes it has the lowest price structure of all current competitors in this industry, and may compete favorably in markets where price is the central issue. The Company's quality control system will also allow the Company to compete on the basis of quality of product and services delivered. There can be no assurance, however, that the current competitors directly involved in this industry will not develop processes or technology which will allow them to decrease their costs, and consequently, erode the Company's price advantage. Additionally, there can be no assurance that a large, conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company's operating results.

                        The Company's endpoint signs and displays compete with numerous smaller companies utilizing the same or similar technologies. In the area of custom displays and signs, the Company's expertise in the field and history of major installations may allow the Company to achieve a position as the leader in this field. The Company's smaller point of purchase signs compete directly on a price basis with these smaller companies, including several foreign competitors whose lower labor costs allow them to achieve a price advantage over the Company's products. These point of purchase products also compete to some extent with customary signage which is considerably less expensive than fiber optic products. The Company believes that the quality of its products is equal to or superior to those offered by its competitors and that its products offer unique advantages over customary signage, such as color changing, aesthetically pleasing special effects, and motion.

PATENTS AND PROPRIETARY RIGHTS

                        The Company considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Employees of the Company, as well as technical consultants which from time to time may be hired, enter into confidentiality and/or invention assignment agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company. The Company therefore believes that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

                        The Company has been issued a United States patent relating to the reflective center core used in the process of manufacturing its SIDE-GLOW(TM) cables and has received Patent Cooperation Treaty protection of this patent overseas. Additionally, the Company has acquired a United States patent related to the method of manufacture of a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, the Company believes that expansion of the applications for its fiber optic technologies are important to the possible achievement of future growth objectives. The Company has a third patent related to its light source technology and a device for connecting fiber optic cables to the light source.

                        The Company will continue to seek patent protection where appropriate for future developments, improvements and enhancements to its technology. There can be no assurance, however, that the Company's patent, or patents which may be issued in the future, will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products.

                        The Company has obtained approval for a registered trademark for the "Super Vision" name. Additionally, the Company has obtained a trademark on the brand name SIDE-GLOW(TM) related to the Company's fiber optic cables. The Company also has applied for a trademark on the brand name END GLOW(TM), and received provisional approval. One or more companies have challenged the END GLOW(TM) application, and while the Company intends to aggressively defend its position, there can be no assurance that it will be successful in defending these challenges to the END GLOW(TM) mark. The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

            At March 26, 1997, the Company had sixty nine full-time employees, of which two were in research and development, twelve were involved in sales, marketing and customer service, six were involved in finance and administration and forty nine were involved in production and quality control. None of the Company's employees is currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

EXECUTIVE OFFICERS OF THE COMPANY

            The executive officers of the Company are as follows:


                 Name               Age         Position
                 ----               ---         --------
            Brett M. Kingstone      37          Chairman of  the Board, Chief Executive Officer and President
            John P. Stanney         33          Chief Operating Officer, Chief Financial Officer and Secretary


                        BRETT M. KINGSTONE has been the Chairman of the Board, Chief Executive Officer and President of the Company since he founded the Company in January 1991. From October 1985 until January 1991, Mr. Kingstone acted as an independent consultant in the area of fiber optic technology. From December 1988 until October 1989, he served as President of Fibermedia Corporation in Boulder, Colorado. From January 1984 to August 1985, he was a partner in Kingstone Prato, Inc., a venture capital partnership in Boulder, Colorado. From August 1981 through December 1983, he served as Vice President of Sales of Gekee Fiber Optics, Inc. in Palo Alto, California. Mr. Kingstone is a graduate of Stanford University and the author of two books - THE STUDENT ENTREPRENEUR'S GUIDE (McGraw-Hill) and THE DYNAMOS (John Wiley & Sons; Koksaido Press).

                        JOHN P. STANNEY joined the Company as Chief Operating Officer, Chief Financial Officer and Secretary in May 1994. From August 1992 until joining the Company, Mr. Stanney, a certified public accountant, served as Controller of Graseby Electro Optics, Inc. From July 1989 until July 1992, Mr. Stanney was a certified public accountant with Greenwalt Sponsel & Company in Indianapolis, Indiana. From July 1986 to July 1989, he served as an auditor for Ernst & Young in San Jose, California.

Item 2.                       Description of Property.

                        The Company's executive offices and one production facility are located in an approximately 17,000 square foot space in Orlando, Florida which is occupied pursuant to a lease which expires in March 1999 and provides for a base monthly rental of approximately $9,000. An entity ("Max King Realty") controlled by Brett Kingstone, the Chairman, Chief Executive Officer and President of the Company, owns the building which houses the Company's executive offices.

                        The Company currently has a second production facility in an approximately 10,000 square foot space also in Orlando, Florida which is occupied pursuant to a lease which expires in April 1997 and provides for a base monthly rental of approximately $3,500. Subsequent to April 1997, the Company has the ability to lease the facility on a month-to-month basis for the same amount.

                        On September 27, 1996, the Company entered into a lease agreement with Max King Realty for warehouse and office space of approximately 70,000 square feet that the Company expects to occupy in June 1997. This facility is intended to replace the existing executive office and production facilities. Lease payments begin May 1, 1997 and last until the lease expires in May 2012, with an average monthly lease payment of approximately $64,500.


Item 3.                             Legal Proceedings.

                        There are currently no material legal proceedings to which the Company is a party.


Item 4.                             Submission of Matters to a Vote of
                                    Security-Holders.

                        No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of the Company.

                                    PART II

Item 5.                             Market for Common Equity and Related
                                    Stockholder Matters.

                        (a) The Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 1994, 1995 and 1996 as reported by The Nasdaq Stock Market, Inc.

                                                        Bid Prices
                                                    High          Low
                                                    ----          ---
Year ended
December 31, 1994
-----------------

First Quarter (Commencing March  22, 1994)         4-1/4          3
Second Quarter                                     3-5/8          3-1/4
Third Quarter                                      6-1/8          4-7/8
Fourth Quarter                                     6-1/2          6


Year ended
December 31, 1995
-----------------

First Quarter                                      7-1/4          6-1/4
Second Quarter                                     7              6
Third Quarter                                      8              6-3/4
Fourth Quarter                                     7-3/4          6-3/4


Year ended
December 31, 1996
-----------------

First Quarter                                      7-1/8          6-13/16
Second Quarter                                     8-9/16         8
Third Quarter                                      8-3/16         7-11/16
Fourth Quarter                                     8-1/8          7-11/16


                        (b) The number of holders of record of the Company's Class A Common Stock as of March 26, 1997 is 45.

                        (c) The Company has never paid a cash dividend on its Common Stock and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

                        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

                        The following discussion contains certain forward-looking statements, within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience and the evolving nature of the Company's fiber optic technology.

Liquidity and Capital Resources

                        At December 31, 1996, the Company had working capital of $5,535,087.

                        Cash increased by approximately $1,000,000 during the year ended December 31, 1996 primarily as a result of the purchase by Hayward Industries, Inc. of 249,480 shares of the Company's Class A Common Stock for an amount of $1,945,480, net of issuance costs. The Company entered into a Distribution Agreement ("Agreement") with Hayward Pool Products ("Hayward") whereby Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products. The Agreement has a five year term, which renews automatically. The Agreement calls for an aggregate of $12,000,000 of minimum purchase commitments by Hayward of the Company's products over the initial five year term. In conjunction with the purchase of the Company's Class A Common Stock, Hayward Industries, Inc. received warrants for the purchase of an additional 249,480 shares of the Company's Class A Common Stock at an exercise price of $8.02 per share. The warrants will vest and are exercisable in equal 20% increments upon achievement of each year's minimum purchase commitment. These warrants expire in October 2006. Hayward Industries, Inc. also received warrants to purchase up to 522,000 additional shares of the Company's Class A Common Stock. These warrants are exercisable at fair market value only in the event that the number of outstanding shares of Class A Common Stock is increased as a result of the exercise of the Company's currently outstanding Class A or Class B warrants, and are exercisable in pro-rata amounts equal to the amount of the aforementioned Class A and Class B warrants exercised. These warrants expire in May 1999.

                        Trade accounts receivable increased to approximately $1,310,000 for the year ended December 31, 1996. The increase was due primarily to purchases of swimming pool lighting products by Hayward under special dated credit terms which are commonly extended in the swimming pool industry. The amount of the dated receivables is approximately $530,000. Further increases in accounts receivable were due to increased overall sales volume.

                        During the year ended  December   31, 1996,  the Company
expanded inventory by approximately $1,022,000. This expansion was due to increased levels of the Company's swimming pool and spa product lines to support the Agreement, and to the addition of several new product lines, particularly the Company's recently introduced down light products. The Company also increased base levels of standard raw material components in order to achieve volume purchase discounts. Management believes that these increased inventory levels may be necessary to support future planned revenue growth.

                        The Company acquired a patent in 1996 related to its light sources for a cost of approximately $16,000. The devices contained in the patent allow for an improved method of coupling fiber optics to the Company's light sources and management believes these devices may assist in the Company's efforts to obtain a competitive advantage. The Company also paid approximately $89,000 in rental deposits on a planned new facility during the year ended December 31, 1996. The facility will be occupied under a fifteen year lease, and is being rented from an entity controlled by the Chairman of the Board and President of the Company. Management believes the new facility will allow for greater production capacity and could reduce material handling and storage costs.

                        The Company also used approximately $391,000 in 1996 towards the expansion of capital equipment, primarily in the upgrade of cabling equipment to achieve increases in production speed and quality of the products, and upgrades in computer hardware and software.

                        During the year ended December 31, 1996, the Company repaid a note payable of approximately $23,000 owed to the President of the Company. The note was only to be repaid from the proceeds received from the exercise of the Class B warrants; however, the Company received approval from the underwriter of the Company's initial public offering and the Board of Director's of the Company to repay the outstanding note, plus accrued interest of approximately $25,000. The note previously accrued interest at 13% per annum.

                        Accounts  payable  increased  approximately  $722,000
for the year ended  December   31, 1996,  primarily  due to expansion of
inventory. Accrued liabilities increased from approximately $69,000 as of December 31, 1995 to approximately $194,000 as of December 31, 1996. The increase was due to amounts accrued in connection with the Company's relocation to the planned new facility projected for May 1997, as well as amounts accrued for the estimated registration costs of the shares sold to Hayward Industries, Inc. Accrued compensation consisted of accrued payroll amounts and year end bonuses.

                        During the year ended December 31, 1996, the Company was awarded a contract for what is believed to be the world's largest custom fiber optic display. The total amount of the contract was $1,152,000. The contract is accounted for under the percentage of completion method; accordingly, gross revenues of approximately $195,000 and gross profit of approximately $82,000 were recognized for the year ended December 31, 1996. A deposit in the amount of approximately $457,000 was received under the contract. The excess of the deposit over costs incurred and recognized profit is recorded as a liability at December 31, 1996 in the amount of approximately $54,000.

                        The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as planned expansion.

Charge to Income in the Event of Release of Escrowed Shares

                        In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such individuals (the "Escrow Shares"). In the event any shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes as required by GAAP. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, what will likely be one or more substantial charges which would have the effect of substantially increasing the Company's loss or reducing or eliminating earnings, if any, at such time. Although the amount of compensation recognized by the Company will not affect the Company's total stockholder's equity or its working capital, it may have a depressive effect on the market price of the Company's securities.

Results of Operations

                                   Fiscal 1996 Compared to Fiscal 1995

                        Revenues are derived primarily from sales of SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables, light sources, endpoint signs and displays and lighting accessories. Revenues for the year ended December 31, 1996 ("1996") were approximately $6,805,000. This represented a 168% increase over the year ended December 31, 1995 ("1995"). Revenues for 1996 increased primarily as a result of the expansion of the Company's product lines in the area of light sources and SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables, primarily in the lighting and sign markets. Sales of these product lines accounted for a combined 72% of total revenues for 1996. Additionally, the increase in revenues was due to sales of the Company's pool and spa lighting products. During 1996, the Company signed the aforementioned exclusive worldwide marketing and sales agreement with Hayward. The increase in revenues is also attributable to $710,000 of revenue recognized by the Company as a result of the completion of a large contract for delivery of a custom fiber optic display which was completed in March 1996.

                        Included in 1996 revenues is approximately $195,000 recognized under the percentage of completion method related to a contract to produce a large scale custom fiber optic display. The total contract value is approximately $1,159,000, and completion is anticipated in the second quarter of 1997.

                        The gross margin increased 3% from 35% in 1995 to 38% in 1996. The 1996 gross margin experience was favorably impacted by the higher relative sales mix of SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables and related light source products. These products have higher gross margins than end point signs and custom displays. Favorable increase in the margins of the SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables were also derived from improved manufacturing methods and yields due to the use of the Company's customized fiber optic cabling and extrusion equipment. Management believes margins may continue to be favorably impacted by the use of this equipment as volumes increase and unit overhead costs are thereby reduced. There can be no assurance of such efficiencies, however. Additional margin improvements resulted from purchase discounts as the Company's raw material purchase levels increased. However, these positive margins were negatively impacted by increases in facilities costs necessitated by the need for short-term manufacturing space. The Company rented a second production facility to house its endpoint products group and accommodate several large projects. This resulted in an additional 10,000 square feet of space and resulting rent and facilities overhead expenses. Additionally, the Company entered into a lease agreement for a custom designed 70,000 square foot production facility during 1996. As a result, the Company recognized $90,000 of accrued costs related to the relocation to the new facility which is projected for May 1997. Management believes this new facility may result in manufacturing efficiencies due to the ability to utilize improved manufacturing flow methods, materials handling technology and inventory storage.

                        Selling, general and administrative expenses were approximately $2,042,000 for 1996 as compared to approximately $1,440,000 for 1995, an increase of 42%. Such increased expenses were offset in part as a result of a reimbursement of $100,000 in costs by Hayward related to the marketing of the Company's swimming pool and spa products. As part of the agreement, Hayward reimbursed current year marketing expenses of the Company related to the pool and spa market, and purchased the Company's existing marketing and sales literature. The Company incurred expenses in the marketing and advertising of several new product lines during 1996 which were not released until late in the year, and, therefore, resulted in minimal revenue for 1996. Management believes these products may contribute to increases in revenue in future periods. During 1996, the Company increased its general and administrative expenses due to the expansion of the Company's facility from 11,000 to 17,000 square feet, and the subsequent overhead costs associated with servicing and maintaining this facility. Finally, the Company added a Customer Service department and increased Sales and Marketing personnel levels to support current activity and to support planned future growth levels.

                        Research and development costs were approximately $192,000 for 1996 as compared to approximately $234,000 for 1995. This represented a decrease of 18%. The Company has been able to utilize previous product related research to decrease the costs of product development in 1996. The Company has therefore been able to introduce its new down light product line and expand its light source line, fiber optic cable sizes and landscape lights while reducing overall development expenses. Management believes research and development costs may rise in future periods as the Company performs research which is based on improving existing technologies, or developing new technology, as opposed to adaptation of current technology to new products. While the Company intends to continue its low cost development efforts, new research into lamp technology, improved cable brightness and other long term efforts may require sustained increases in research and development costs.

                        The Company had net interest income for 1996 of approximately $136,000 compared with approximately $201,000 for 1995. The 1996 amounts were lower despite the overall increase in end of year cash balances due to a lower average balance during the year. The increase in cash was due to the purchase by Hayward Industries, Inc. of Class A Common Stock, which occurred in September 1996. Net interest expense for 1996 was approximately $2,500 compared to approximately $3,800 for 1995, which reflected the repayment of the note payable to officer.

                        The income tax benefit for 1996 was due to recognition of a deferred tax asset of $230,000 under FAS 109. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. Management believes that some valuation allowance is appropriate given a conservative estimate of future taxable income. If the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. See Note 8 of Notes to Financial Statements.

                        Net income for 1996 was approximately $711,000, or $0.35 per share, as compared to a net loss of approximately ($572,000), or $(0.30) for 1995. Included in 1996 net income was $230,000 of income tax benefits, or $0.11 per share.


Item 7.        Financial Statements

               Report of Independent Accountants

               Balance Sheets as of December 31, 1996 and 1995

               Statements of Operations for the years ended December 31, 1996 and 1995

               Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995

               Statements of Cash Flows for the years ended December 31, 1996 and 1995

               Notes to the Financial Statements

               This information appears in a separate section of this Report

                                    PART III


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                    Not Applicable.

                        The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.      Exhibits, Lists and Reports on Form 8-K

(a)           3.1         Certificate of Incorporation (1)

              3.2         Certificate of Amendment to Certificate of
                          Incorporation (1)

              3.3         Certificate of Merger (1)

              3.4         By laws (1)

              4.1         Form of Unit Purchase Option (1)

              4.2 Form of Warrant Agreement (including Forms of Class A and Class B Warrant Certificates) (1)

              4.3         Escrow Agreement (1)

              4.4         Form of Amendment to Escrow Agreement (1)

              10.1        1994 Stock Option Plan (1)

              10.2        Employment Agreement with Brett Kingstone (1)

              10.3        Form of Indemnification Agreement (1)

              10.4        Lease for Facility at Viscount Row (1)

              10.5        Bank Loan Agreement with Barnett Bank (1)

              Xxx         Form S-8

            (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-74742)

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on October 1, 1996 to report the agreement with Hayward Industries, Inc. to sell 249,420 shares of stock and enter into a distributorship arrangement for sale of fiber optic pool and spa lighting products.

(c)                 Consent of Independent Accountants

                         [COOPERS & LYBRAND LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Super Vision International, Inc.
Orlando, Florida


We have audited the accompanying balance sheets of Super Vision International, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ COOPERS & LYBRAND L.L.P.


Orlando, Florida
February 14, 1997

SUPER VISION INTERNATIONAL, INC.


BALANCE SHEETS




                                                                                                  DECEMBER 31,
                                                     ASSETS                               1996                  1995
                                                                                     --------------         -------------
Current Assets:
         Cash and cash equivalents                                                   $    3,327,965         $   2,327,775
         Investments                                                                        107,667                     -
         Trade accounts receivable, less allowance for doubtful
                  accounts of $41,866 and $19,952                                         1,310,057               330,570
         Inventories, less inventory reserve of $81,628 and $28,340                       1,921,103               899,348
         Advances to employees                                                               25,524                16,390
         Deferred tax asset                                                                 185,865                     -
         Other assets                                                                        72,781                51,236
                                                                                     --------------         -------------
                                            Total current assets                          6,950,962             3,625,319
                                                                                     --------------         -------------
Property and Equipment:
         Machinery and equipment                                                          1,240,042             1,013,016
         Furniture and fixtures                                                             136,264                93,551
         Computers                                                                          225,002               142,758
         Vehicles                                                                            16,581                16,581
         Leasehold improvements                                                             146,817               138,462
                                                                                     --------------         -------------
                                                                                          1,764,706             1,404,368
         Less accumulated depreciation                                                     (325,957)             (172,697)
                                                                                     --------------         -------------
                                            Net property and equipment                    1,438,749             1,231,671
                                                                                     --------------         -------------
Deferred Tax Asset                                                                           63,523                     -
                                                                                     --------------         -------------
Other Assets                                                                                165,966                59,176
                                                                                     --------------         -------------
                                                                                     $    8,619,200         $   4,916,166
                                                                                     ==============         =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Note payable to officer                                                     $            -         $      22,968
         Accounts payable                                                                 1,020,478               298,661
         Accrued liabilities                                                                194,247                68,635
         Accrued compensation and benefits                                                  139,769                     -
         Payments in excess of costs and recognized profit on uncompleted
             contracts                                                                       53,702                10,333
         Deposits                                                                            51,814                50,834
         Income tax payable                                                                  19,388                     -
                                                                                     --------------         -------------
                                            Total current liabilities                     1,479,398               451,431
                                                                                     --------------         -------------
Commitments

Stockholders' Equity:
         Preferred stock; $.001 par value, 5,000,000 shares authorized; none issued               -                     -
         Class A common stock, $.001 par value, authorized 16,610,866
                  shares, 1,680,946 and 1,428,966 issued and outstanding                      1,681                 1,429
         Class B common stock, $.001 par value, 3,389,134 shares
                  authorized, 3,375,134 issued and outstanding                                3,375                 3,375
         Additional paid-in capital                                                       7,633,653             5,669,423
         Retained earnings (deficit)                                                       (498,907)           (1,209,492)
                                                                                     --------------         -------------
                                            Total stockholders' equity                    7,139,802             4,464,735
                                                                                     --------------         -------------
                                                                                     $    8,619,200         $   4,916,166
                                                                                     ==============         =============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.


STATEMENTS OF OPERATIONS


                                                                                                       YEAR ENDED
                                                                                                       DECEMBER 31,
                                                                                     --------------------------------------------
                                                                                             1996                       1995
                                                                                     ------------------         -----------------
Revenues:
         Net sales                                                                   $        6,805,473         $       2,493,459
         Licensing and royalty fees                                                                  -                     45,000
                                                                                     ------------------         -----------------
                                            Total revenues                                    6,805,473                 2,538,459
                                                                                     ------------------         -----------------
Costs and Expenses:
         Cost of sales                                                                        4,216,104                 1,649,130
         Selling, general and administrative                                                  2,041,732                 1,440,106
         Research and development                                                               192,042                   233,916
                                                                                      -----------------          ----------------
                                            Total costs and expenses                          6,449,878                 3,323,152
                                                                                      -----------------          ----------------

Operating Income (Loss)                                                                         355,595                  (784,693)
                                                                                      -----------------          ----------------
Non-Operating Income (Expenses):
         Interest income                                                                        136,274                   201,408
         Interest expense                                                                        (2,509)                   (3,754)
         Net gain (loss) on disposal of assets                                                   (8,775)                   15,153
                                            Total non-operating income                          124,990                   212,807
                                                                                      -----------------          ----------------

Income (Loss) Before Income Taxes                                                               480,585                  (571,886)

Income Taxes (Benefits)                                                                        (230,000)                        -
                                                                                      -----------------          ----------------

Net Income (Loss)                                                                    $          710,585          $       (571,886)
                                                                                      =================          ================
Income (Loss) Per Common Share:
         Primary                                                                     $             0.35          $          (0.30)
                                                                                      =================          ================
Weighted Average Shares of Common Stock Outstanding:
         Primary                                                                              2,012,483                 1,883,799
                                                                                      =================          ================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.


STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                COMMON STOCK
                                              ----------------------------------------------------
                                                      CLASS A                     CLASS B                 ADDITIONAL    RETAINED
                                              -----------------------    -------------------------        PAID-IN      EARNINGS
                                               SHARES         AMOUNT      SHARES           AMOUNT         CAPITAL      (DEFICIT)
                                              ---------      --------    --------         --------
Balance, December 31, 1994                    1,410,966     $  1,411     3,389,134       $   3,389     $   5,649,427   $  (637,606)

  Conversion of Class B common
    stock to Class A common stock                14,000           14       (14,000)            (14)                -             -

  Exercise of employee stock options              4,000            4             -               -            19,996             -

  Net loss                                            -            -             -               -                 -      (571,886)
                                              ---------     --------     ---------        --------      ------------    ----------
Balance, December 31, 1995                    1,428,966        1,429     3,375,134           3,375         5,669,423    (1,209,492)

  Sale of common stock, net of
    issuance costs                              249,480          250             -               -         1,945,480             -

  Exercise of Class A warrants                    2,500            2             -               -            18,750       710,585
                                              ---------     --------     ---------        --------      ------------    ----------

Balance, December 31, 1996                    1,680,946     $  1,681     3,375,134       $   3,375     $   7,633,653   $  (498,907)
                                              =========     ========     =========       =========     =============   ===========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,

                                                                                       1996              1995
                                                                                   -----------       ------------
Cash Flows from Operating Activities:
  Net income (loss)                                                                $   710,585       $  (571,886)
                                                                                   -----------       ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                               165,030           102,665
            Gain on disposal of fixed assets                                             8,775           (15,153)
            Amortization of intangible assets                                           13,786            30,012
            Deferred tax benefit                                                      (249,388)                -
            Decrease (increase) in:
                     Accounts receivable                                              (979,487)         (112,267)
                     Inventories                                                    (1,021,755)         (318,955)
                     Other assets                                                     (132,187)          (21,035)
            (Decrease) increase in:
                     Accounts payable                                                  721,817           224,623
                     Accrued liabilities                                               125,612             3,591
                     Accrued compensation and benefits                                 139,769                 -
                     Deposits                                                              980            43,641
                     Payments in excess of costs and recognized profit
                             on uncompleted contracts                                   43,369            10,333
                     Income tax payable                                                 19,388                 -
                                                                                    ----------       -----------
                              Total adjustments                                     (1,144,291)          (52,545)
                                                                                    ----------       -----------
                              Net cash used in operating activities                   (433,706)         (624,431)
                                                                                    ----------       -----------
Cash Flows from Investing Activities:
         Purchase of investments                                                      (107,667)                -
         Acquisition of patents                                                        (16,043)          (36,101)
         Purchase of equipment and furniture                                          (390,618)         (714,817)
         Acquisition of trademarks                                                      (3,025)           (1,100)
         Proceeds from disposal of equipment and furniture                               9,735            57,934
                                                                                    ----------       -----------
                              Net cash used in investing activities                   (507,618)         (694,084)
                                                                                    ----------       -----------
Cash Flows from Financing Activities:
         Repayment of note to officer                                                  (22,968)                -
         Sale of common stock                                                        2,000,000                 -
         Cost of issuance of common stock                                              (54,268)                -
         Proceeds from exercise of stock options                                             -            20,000
         Proceeds from Class A warrants exercised                                       18,750                 -
                                                                                    ----------       -----------
                              Net cash provided by financing activities            $ 1,941,514            20,000
                                                                                    ----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                 1,000,190        (1,298,515)

Cash and Cash Equivalents, Beginning of Year                                         2,327,775         3,626,290
                                                                                    ----------       -----------

Cash and Cash Equivalents, End of Year                                             $ 3,327,965      $  2,327,775
                                                                                    ==========       ===========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996 AND 1995


   1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS - Super Vision International, Inc. (the "Company") is engaged in the design, manufacture and marketing of SIDE-GLOW(TM) and END GLOW(TM) fiber optic lighting cables, light sources and "point-to-point" fiber optic signs and displays. The Company's products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

         REVENUE RECOGNITION - Generally, the Company recognizes revenue for its products upon delivery to customers. A portion of the Company's income is derived from sales contracts accounted for on the percentage of completion method whereby the Company recognizes income on the basis of costs incurred during the period plus profit earned, measured by the percentage of direct labor incurred relative to total direct labor budgeted. When contract cost estimates indicate costs in excess of the contract price, the Company records the entire loss. The paid portion of the contract in excess of cost incurred and gross profit recognized is included in current liabilities as Payments in Excess of Costs and Recognized Profit on Uncompleted Contracts.

         Licensing and royalty fees are recorded when amounts become payable to the Company based on royalty agreements and the services required as set forth in royalty agreements have been rendered.

         CASH EQUIVALENTS - Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

         INVESTMENTS - Investments consist of held to maturity debt securities carried at amortized cost.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method), or market. Provision is made for any inventory deemed excessive or obsolete.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets which are sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

         INTANGIBLE ASSETS - Intangible assets, which are recorded at cost, consist of patents and trademarks which are owned by the Company and are being amortized over their contractual lives using the straight-line method. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

SUPER VISION INTERNATIONAL, INC.

YEARS ENDED DECEMBER 31, 1996 AND 1995


   1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

         DEPOSITS - Payments received by the Company for services to be provided in the following year are deferred and recognized as revenue in the period the services are provided.

         RESEARCH AND DEVELOPMENT - Research and development costs to develop new products are charged to expense as incurred.

         ADVERTISING - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place.

         INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         NET INCOME (LOSS) PER SHARE - Primary income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period excluding the shares placed in escrow (Note 9).

         RECLASSIFICATIONS - For comparability purposes, certain reclassifications have been made to the 1995 financial statements to conform with the 1996 financial statement presentation.

   2.    INVENTORIES:

         Inventories consist of the following at December 31, 1996 and 1995:

                                                      1996            1995
                                                 -------------   ------------
            Raw materials                        $   1,334,429   $    665,441
            Work in process                             50,122          8,729
            Finished goods                             618,180        253,518
                                                 -------------   ------------
                                                     2,002,731        927,688
            Less: Reserve for excess inventory         (81,628)       (28,340)
                                                 -------------   ------------
                          Net inventory          $   1,921,103   $    899,348
                                                 =============   ============

   3.    COMMITMENTS:

         The Company leases warehouse and office space and a vehicle under operating leases expiring from June, 1997 to October, 1997. On September 27, 1996, the Company entered into a lease agreement with a company owned by the Company's president for warehouse and office space that the Company will occupy beginning in May, 1997. Lease payments begin May 1, 1997 and last until the lease expires in May, 2012.

         At December 31, 1996, the future minimum lease payments under these leases are as follows:

                  Year Ending December 31,
                            1997               $      306,234
                            1998                      453,000
                            1999                      539,383
                            2000                      585,800
                            2001                      615,090
                            Thereafter              9,175,375
                                               --------------
                                               $   11,674,882
                                               ==============

         Total rent expenses amounted to $132,712 and $97,145 for the fiscal years ended December 31, 1996 and 1995, respectively.



   4.    NOTE PAYABLE TO OFFICER:

         Note payable to officer consisted of a demand note payable owed to the president of the Company. This note was only to be repaid from proceeds due to the exercise of the Class B warrants. However, during 1996, the Company received approval from the underwriter of the Company's initial public offering and the Board of Directors to repay the outstanding balance on the loan. Repayment of the loan consisted of $22,968 in principal and $24,883 in accrued interest.

   5.    RELATED-PARTY TRANSACTIONS:

         The Company leases operating facility space from a corporation owned by the Company's president. Rents paid under this lease agreement were $113,272 and $88,722 for the years ended December 31, 1996 and 1995, respectively.

         During 1997, the Company expects to occupy operating facility space through a building lease from a corporation owned by the Company's president (see Note 3). Deposits paid under this lease agreement amounted to $88,750 for the year ended December 31, 1996.


   6.    CONCENTRATION OF RISK:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash and cash equivalents in money market funds with a major brokerage firm. These money market funds are uninsured. The total amount invested in money market funds at December 31, 1996 and 1995 was $2,868,561 and $2,269,183, respectively.

         The Company relies on several Japanese companies as suppliers for fiber optics. While the Company believes alternative sources for fiber optics are available, the loss of these suppliers or significant delays in obtaining shipments could have a material adverse affect on the Company's operations until such time as alternative suppliers could be found or the Company could implement its own production capabilities.


   7.    ADVERTISING COSTS:

         The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses included in selling, general and administrative expenses were approximately $77,000 and $44,000 for the years ended December 31, 1996 and 1995, respectively.


   8.    SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         During 1996, the Company paid approximately $25,000 of accrued interest on a note payable to an officer (see Note 4). No interest was paid in 1995.

         Accounts payable at December 31, 1995 included $50,000 incurred in connection with the acquisition of equipment.

   9.    INCOME TAXES:

         The provision (benefit) for income taxes for the years ended December 31, 1996 and 1995 are as follows:

                                                  1996            1995
                                               ----------    -------------

                 Current:
                     Federal                   $   19,388    $         -
                     State                              -              -
                                               ----------    -------------
                                Total              19,388
                                               ----------    -------------

                 Deferred:
                     Federal                     (216,144)              -
                     State                        (33,244)              -
                                               ----------    -------------
                                Total            (249,388)              -
                                               ----------    -------------
                                Total benefit  $ (230,000)   $          -
                                               ==========    =============

         As of December 31, 1996, the Company had approximately $445,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2011.

         The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to the deferred tax assets (liabilities) are as follows:

                                                           December 31,
                                                        1996          1995
                                                   -----------   ----------

                 Long-term contract                $    84,521   $        -
                 Inventory                              62,912       88,013
                 Accrued expenses                       42,522        8,865
                 Depreciation                          (63,708)     (19,023)
                 Other                                  19,834      (18,044)
                 Tax credits                            19,388            -
                 Net operating loss carryforwards      167,548      457,925
                                                   -----------   ----------
                                                       333,017      517,736
                 Valuation allowance                   (83,629)    (517,736)
                                                   -----------   ----------
                                                   $   249,388   $        -
                                                   ===========   ==========

         The following is a reconciliation of tax computed at the statutory Federal rate to the income tax expense (benefit) in the statement of operations for the years ended December 31, 1996 and 1995:


                                                            1996                   1995
                                               -----------------------   ------------------------
                                                  Amount        %            Amount         %
                                               ------------  ---------   -----------   ----------
                 Tax (benefit) computed at
                    statutory Federal rate    $    163,399     34.00%    $  (194,441)    (34.00)%

                 State taxes                        (21,941)   (4.56)             -         -

                 Addition to (reduction of)
                     valuation allowances          (374,017)  (77.83)        186,843      32.70

                 Non-deductible expenses              3,992     0.83           7,598       1.30

                 Other, net                          (1,433)   (0.30)             -         -
                                               ------------  ---------   -----------   ----------
                 Income tax expense (benefit)  $   (230,000)  (47.86)%   $        -         - %
                                               ============= =========   ===========   ==========

  10.    CAPITAL STOCK:

         CLASS B COMMON STOCK - Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

         STOCK WARRANTS - At December 31, 1996, the Company has Class A and Class B Warrants to purchase shares of Class A Common Stock. The following warrants were outstanding at year end:


                         Number of         Exercise
              Class       Shares            Price         Expiration Date
              -----      ---------         --------       ---------------
                A        1,677,500           $7.50        March 29, 1999
                B        1,382,500          $10.50        March 29, 1999

         STOCK WARRANTS - CONTINUED - The Class A Warrants are redeemable by the Company on 30 days' written notice at a redemption price of $.05 per Class A Warrant if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $10.50 per share. The Class B Warrants are redeemable by the Company on 30 days' written notice at a redemption price of $.05 per Class B Warrant if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $14.70 per share. In addition, the Company has 771,480 Class A Warrants outstanding in connection with the capital transaction described below.

         CAPITAL STOCK TRANSACTION - On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward Industries, Inc. ("Hayward"). Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to ensure that Hayward's ownership of the Company does not fall below 10% of the Company's publicly traded shares. The 522,000 warrants are exercisable only upon the occurrence of a dilutive event as defined in the Stock Purchase Agreement, at a price equal to the average closing sale price for 30 consecutive business days ending within 15 days of the dilutive event. These warrants expire in May, 1999.

         ESCROWED SHARES - In connection with the Company's initial public offering, certain stockholders agreed to place an aggregate of 2,918,000 shares of their Class B Common Stock into escrow. The first 1,898,000 escrowed shares will be released to the stockholders on a pro rata basis, if and only if, any of the following conditions are met: minimum pretax income (as defined) is at least $5.0 million for fiscal year 1996; $6.9 million for fiscal year 1997; $8.9 million for fiscal year 1998 or the bid price of the Company's common stock averages, for 30 consecutive business days, in excess of $13.30 during the 18-month period following the date of the public offering or $16.65 during the 18-month period following the 18-month period from the date of the public offering. Also, if the Company is acquired or merged into another company for which the stockholders receive per share consideration equal to or greater than those stated above, the shares will be released.

         ESCROWED SHARES - CONTINUED - The remaining 1,020,000 escrowed shares will be released to the stockholders on a pro rata basis, if and only if, any of the following conditions are met: minimum pretax income (as defined) is at least $8.5 million for fiscal year 1996; $10.2 million for fiscal year 1997; $12.7 million for fiscal year 1998 or the bid price of the Company's common stock averages, for 30 consecutive business days, in excess of $18.30 during the 18-month period following the date of the public offering or $23.30 during the 18-month period following the 18-month period from the date of the public offering. Also, if the Company is acquired or merged into another company for which the stockholders receive per share consideration equal to or greater than those stated above, the shares will be released.

         The escrowed shares will be transferred to the Company for no consideration if the future earnings thresholds or stock bid price levels are not achieved. In the event the Company attains any of the earnings thresholds or stock bid prices for the release of escrowed shares to such stockholders, the Company will recognize compensation expense at such time based on the fair market value of the shares released to officers, directors and employees.


  11.    STOCK OPTION PLAN:

         On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A Common Stock for future issuance under the plan. Effective August 27, 1996, the Company reserved an additional 100,000 shares of the Company's Class A common stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

         The following table summarizes activity of the stock option plan for the years ended December 31, 1996 and 1995:

                                                    Options         Number of      Weighted
                                                 Available for       Shares         Average
                                                  Future Grant     Under Option   Option Price
                                                 -------------     ------------   ------------
                 Balance, January 1, 1995            83,840            66,060          $5.00

                     Options granted                (55,571)           55,571          $6.69
                     Options exercised                    -            (4,000          $5.00
                     Options cancelled               10,000           (10,000)         $5.17
                                                 -------------     ------------

                 Balance, December 31, 1995          38,269           107,631          $5.86

                     Options authorized             100,000                 -              -
                     Options granted                (74,900)           74,900          $7.71
                     Options exercised                    -                 -              -
                     Options cancelled                6,400            (6,400)         $6.51
                                                 -------------     ------------
                 Balance, December 31, 1996          69,769           176,131
                                                 =============     ============

         The weighted average fair value of options granted during 1996 and 1995 were $2.80 and $2.44 per option, respectively. At December 31, 1996, the 176,131 options outstanding under the plan are summarized in the following table:

                       Range of
        Option         Exercise     Weighted Average      Weighted Average
        Shares         Prices       Exercise Price        Remaining Life
        -------     --------------  ----------------      ----------------
        116,610     $5.00 - $7.49         $5.90                 8.1
         59,521     $7.50 - $10.31        $8.03                 9.4

         Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 1996, 106,080 options were vested and exercisable. These options and their weighted average exercise price are summarized below:


                                    Option       Weighted Average
                                    Shares       Exercise Price
                                    ------       -----------------
                                    91,659            $5.84
                                    14,421            $8.41

         The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the proforma amounts shown below:

                                               1996          1995
                                           ----------    -------------

                 Net Income (Loss):
                     As reported           $  710,585    $   (571,886)
                     Proforma                 678,979        (595,912)

                 EPS:
                     As reported          $      0.35    $      (0.30)
                     Proforma                    0.34           (0.32)

         These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions:

                  (a)     an average discount rate of 6.17%;

                  (b) a volatility factor of 35% based upon volatility of a comparable group companies; and

                  (c)     an average expected option life of 4 years.



  12.    MAJOR CUSTOMERS/EXPORT SALES:

         During 1996, the Company had export sales of 29% of net sales. The Company also had sales totalling 12% of revenues to a major sign company for the year ended December 31, 1996.

         Export sales from 1995 were 49% of net sales. The Company had sales totalling 11.2% of revenues to an international distributor of the Company's products for the year ended December 31, 1995.

  13.    BENEFIT PLANS:

         The Company has established a profit sharing plan which permits participants to make contributions by salary reduction pursuant to
         Section 401(k) of the Internal Revenue Code. As of December 31, 1996, the Company had made no contributions under the plan. Effective January 1, 1997, the Company will make matching contributions equal to a discretionary percentage, to be determined by the Company, of the participants' salary reductions.

         Beginning in early 1996, the Company implemented a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees was $199,213 for the fiscal year ended 1996.



  14.    CONTINGENCY:

         The Company has available a $100,000 bank line of credit. Amounts outstanding under the line are due on demand with interest payable monthly at the prime rate (8.25% at December 31, 1996) and are collateralized by certain securities. As of December 31, 1996, there was no balance outstanding.



  15.    FOURTH QUARTER ADJUSTMENTS:

         During the fourth quarter of 1996, the Company recorded a deferred tax benefit of $230,000 as management now believes it is more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards. Additionally, they increased their reserve for excess inventory by $50,000 partially offsetting the positive income tax adjustment.

                                   SIGNATURES

                        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SUPER VISION INTERNATIONAL, INC.

Date: March  26, 1997             By:     /s/ Brett M. Kingstone
                                          -----------------------
                                          Brett M. Kingstone - Chairman,
                                          President and Chief Executive Officer

                        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Brett M. Kingstone                                     March 26, 1997
----------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, President
and Chief Executive Officer
(Principal Executive Officer)


 /s/ John P. Stanney                                        March 26, 1997
-----------------------------
John P. Stanney - Chief
Operating Officer and Chief
Financial Officer (Principal
Financial and Accounting Officer)


 /s/  Edgar Protiva                                         March 26, 1997
------------------------
Edgar Protiva - Director


 /s/ Eric Protiva                                           March 26, 1997
-----------------------
Eric Protiva - Director


 /s/ Brian McCann                                           March 26, 1997
-----------------------
Brian McCann - Director


 /s/ Anthony Castor                                         March 26, 1997
-------------------------
Anthony Castor - Director