Form 10QSB
period 1997-03-31
SUPER VISION INTERNATIONAL INC
filed 1997-05-15
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  ------------

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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

                           Yes  X                  No
                              -----                   -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at May 12, 1997:
Class A Common Stock, $.001 par value                   1,680,946
Class B Common Stock, $.001 par value                     483,264

                  Traditional Small Business Disclosure Format

                           Yes  X                  No
                              -----                   -----

                        SUPER VISION INTERNATIONAL, INC.

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB




                                                                            Page

PART I. FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Financial Statements:

          Condensed Balance Sheets as of March 31, 1997 and
             December 31, 1996                                                1

          Condensed Statements of Operations for the Three Months
              Ended March 31, 1997 and 1996                                   2

          Condensed Statement of Stockholders' Equity                         3

          Condensed Statements of Cash Flows for the Three Months
             Ended March 31, 1997 and 1996                                    4

          Notes to Condensed Financial Statements                             5



          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              7



PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                          9

          Item 2.  Changes in Securities                                      9

          Item 3.  Defaults Upon Senior Securities                            9

          Item 4.  Submission of Matters to a Vote of Security-Holders        9

          Item 5.  Other Information                                          9

          Item 6.  Exhibits and Reports on Form 8-K                           9



SIGNATURES                                                                   10

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
     ASSETS                                                      1997           1996
                                                               ---------    ------------
Current Assets:
    Cash and cash equivalents                                  $3,030,045    $3,327,965
    Investments                                                   107,667       107,667
    Trade accounts receivable,
      less allowance for
      doubtful accounts of
      $46,909 and $41,866                                         892,351     1,310,057
    Inventory, less reserve
      for excess inventory
      of $81,628                                                2,505,299     1,921,103
    Advances to employees                                          29,555        25,524
    Deferred tax asset                                            160,533       185,865
    Cost and recognized
      profit in excess
      of billings                                                 184,370             -
    Other assets                                                  134,806        72,781
                                                               -----------   -----------
             Total current assets                               7,044,626     6,950,962
                                                               -----------   -----------

Equipment and Furniture                                         1,788,988     1,764,706
    Accumulated depreciation                                     (379,371)     (325,957)
                                                               -----------   -----------
                  Net equipment
                    and furniture                               1,409,617     1,438,749
                                                               -----------   -----------

Other Assets                                                      241,406       229,489
                                                               -----------   -----------

                                                               $8,695,649    $8,619,200
                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                           $1,192,515    $1,020,478
    Accrued liabilities                                           143,000       194,247
    Accrued compensation
      and benefits                                                 32,000       139,769
    Payments in excess
      of costs and
      recognized profit
      on uncompleted
      contracts                                                         -        53,702
    Deposits                                                       19,669        51,814
    Income tax payable                                             35,000        19,388
                                                               -----------   -----------
                  Total current liabilities                     1,422,184     1,479,398
                                                               -----------   -----------

Stockholders' Equity:
    Preferred stock, $.001 par
      value, 5,000,000 shares
      authorized; none issued                                           -             -
    Class A common stock,
      $.001 par value,
      authorized 16,610,866
      shares, 1,680,946
      issued and outstanding                                        1,681         1,681
    Class B common stock,
      $.001 par value, 3,389,134
      shares authorized, 483,264
      and 3,375,134 issued and
      outstanding                                                     483         3,375
    Additional paid-in capital                                  7,621,545     7,633,653
    Retained earnings (deficit)                                  (350,244)     (498,907)
                                                               -----------   -----------
                  Total stockholders' equity                    7,273,465     7,139,802
                                                               -----------   -----------

                                                               $8,695,649    $8,619,200
                                                               ===========   ===========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS



                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                              1997          1996
                                              ----          ----

Revenues                                   $2,203,871    $1,368,989
                                           ----------    ----------

Costs and Expenses:
    Cost of sales                           1,320,352       871,359
    Selling, general
      and administrative                      666,409       363,597
    Research and development                   48,819        62,793
                                           ----------     ---------
          Total costs and expenses          2,035,580     1,297,749
                                           ----------     ---------

Operating Income                              168,291        71,240
                                           ----------     ---------

Non-Operating Income (Expenses):
    Interest income                            38,316        23,312
    Interest expense                                -          (746)
    Loss on disposal of assets                      -          (313)
                                           ----------     ---------
          Total non-operating income           38,316        22,253
                                           ----------     ---------

Income Before Income Taxes                    206,607        93,493

Income Tax Expense                             57,944             -
                                           ----------     ---------

Net Income                                 $  148,663    $   93,493
                                           ==========    ==========
Income Per Common Share:
    Primary                                $     0.07    $     0.05
                                           ==========    ==========
Weighted Average Shares
   of Common Stock Outstanding:
        Primary                             2,012,483     1,886,100
                                           ==========    ==========


SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         COMMON STOCK
                                          ------------------------------------------
                                                CLASS A               CLASS B           ADDITIONAL   RETAINED
                                          -------------------   -------------------      PAID-IN     EARNINGS
                                            SHARES    AMOUNT      SHARES     AMOUNT      CAPITAL     (DEFICIT)
                                          ---------   ------    ----------   ------      -------    ----------
Balance, December 31, 1996                1,680,946   $1,681     3,375,134   $ 3,375   $7,633,653   $(498,907)

Retirement of Class B Escrow Shares               -        -    (2,891,870)   (2,892)       2,892           -

Issuance Costs for Shares Underlying
   Class A and B Warrants                         -        -             -         -      (15,000)          -

Net Income for the Three Months
   Ended March 31, 1997                           -        -             -         -            -     148,663
                                          ---------   -------  ------------  --------  -----------  -----------

Balance, March 31, 1997                   1,680,946   $1,681       483,264   $   483   $7,621,545   $(350,244)
                                          =========   =======  ============  ========  ===========  ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                       1997         1996
                                                       ----         ----
Cash Flows from Operating Activities:
    Net income                                      $  148,663    $   93,493
                                                   -----------   -----------

    Adjustments to reconcile net income
      to net cash used in operating
      activities:
           Depreciation and amortization               54,601        44,245
           Loss on disposal of fixed assets                 -           313
           (Increase) decrease in:
               Accounts receivable, net               417,706      (391,074)
               Inventory                             (584,196)       (9,620)
               Other assets                          (229,287)      (86,182)
           Increase (decrease) in:
               Accounts payable                       172,037       (34,797)
               Accrued and other liabilities         (197,106)       30,413
               Deposits                               (32,145)        4,050
                                                   -----------   -----------
                  Total adjustments                  (398,390)     (442,652)
                                                   -----------   -----------
                  Net cash used in
                    operating activities             (249,727)     (349,159)
                                                   -----------   -----------

Cash Flows from Investing Activities:
    Acquisition of patents and trademarks              (8,911)       (5,656)
    Purchase of equipment and furniture               (24,282)     (152,525)
    Proceeds from disposal of equipment
      and furniture                                         -           400
                                                   -----------   -----------
                  Net cash used in
                    investing activities              (33,193)     (157,781)
                                                   -----------   -----------

Cash Flows from Financing Activities:
    Issuance costs                                    (15,000)            -
                                                   -----------   -----------
                  Net cash used in
                     financing activities             (15,000)            -
                                                   -----------   -----------

Net Decrease in Cash and Cash Equivalents            (297,920)     (506,940)

Cash and Cash Equivalents, beginning of
   period                                           3,327,965     2,327,775
                                                   -----------   -----------

Cash and Cash Equivalents, end of period           $3,030,045    $1,820,835
                                                   ===========   ===========

SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996



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

         The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated March 26, 1997, filed with the Securities and Exchange Commission.



   2.    STOCK OPTION PLAN:

         On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A common stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the period ended March 31, 1997:

                                           Options      Number       Option
                                        Available for     of          Price
                                        Future Grant    Shares      Per Share
                                        ------------- ----------  -------------
         Balance, December 31, 1996         69,769      176,131     $5.00-$9.25

              Options granted              (50,200)      50,200
              Options exercised                  -            -
              Options cancelled              1,800       (1,800)
                                         ----------   ----------
          Balance, March 31, 1997           21,369      224,531
                                         ----------   ----------

         Options granted vest ratably over a three-year period. As of March 31, 1997, 167,501 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996


3.    INCOME TAXES:

         The components of the net deferred tax asset recognized in the accompanying balance sheet at March 31, 1997 are as follows:

                 Deferred tax liability      $(58,746)
                 Deferred tax asset           282,001
                 Valuation allowance          (62,722)
                                           ----------
                                            $ 160,533
                                           ==========
         The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

         As of March 31, 1997, the Company had approximately $334,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2011.



5.    INVENTORY:

         Inventory at March 31, 1997 and December 31, 1996 consisted of the following components:

                                             March 31,    December 31,
                                               1997           1996
                                             --------     ------------

                 Raw materials              $1,804,896    $1,334,429
                 Work in progress               35,595        50,122
                 Finished goods                746,436       618,180
                                            -----------   -----------
                                             2,586,927     2,002,731
                 Less: Reserve for
                   excess inventory            (81,628)      (81,628)
                                            -----------   -----------

                                            $2,505,299    $1,921,103
                                            ===========   ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience and the evolving nature of the Company's fiber optic technology.

Results of Operations

Revenues are derived primarily from the sale of fiber optic SIDE GLOW(TM) and END GLOW(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ended March 31, 1997 ("1997 quarter") were $2,203,871, as compared to $1,368,989 for the three months ended March 31, 1996 ("1996 quarter"), an increase of 61%. The increase in revenues is primarily attributable to sales of fiber optic cables and light sources in the international lighting market. Revenues in the domestic lighting, sign and pool markets were lower than expected due to severe weather conditions in portions of the United States. The increase in revenues during the 1997 quarter is also attributable to approximately $830,000 of revenue recognized under a long-term contract expected to be completed in May, 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes that efforts to penetrate the traditional markets for neon and other conventional lighting have resulted in increased market awareness of the Company's products and the Company intends to pursue expansion of the distribution of these products both domestically and internationally.

Cost of sales were approximately $1,320,000, or 60% of revenues, during the 1997 quarter, compared to approximately $871,000, or 64% of revenues in the 1996 quarter. The 1997 gross margin was favorably impacted by the effects of volume purchase discounts of product components. The Company has increased inventory levels of standard product components in order to take advantage of quantity discounts. These components are common to many of the Company's product lines and are not associated with one particular product or market. Additionally, the gross margin improved due to the implementation of improved manufacturing flow methods, particularly relating to the Company's light source products lines, which have resulted in lower unit overhead costs.

Selling, general and administrative expenses were approximately $666,000 during the 1997 quarter as compared to approximately $364,000 for the 1996 quarter, an increase of 83%. The Company greatly increased the level of marketing activities in the architectural lighting and sign markets, primarily through trade show attendance, trade advertising, new marketing literature and videos, in an effort to expand market share in these areas. Management believes these increased expenses are necessary to achieve future revenue increases in these target markets. Additionally, the Company increased personnel levels in the sales, marketing and customer service areas to support increased requests for information regarding the Company's products, which increased selling and marketing expense.

Research and development costs were approximately $49,000 during the 1997 quarter as compared with approximately $63,000 during the 1996 quarter, a decrease of 22%. The Company has concentrated on rapid, low cost development of commercially viable product lines utilizing previously performed research to shorten the time and decrease the costs involved in bringing new products to market. Management believes that research and development costs may increase as the Company intends to continue the development of several new product lines as well as focus product development on improving the brightness of the Company's fiber optic cables and light sources in future periods.

Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Net interest income for the 1997 quarter was approximately $38,000 as compared to approximately $24,000 for the 1996 quarter. The increase is attributable to increased cash balances available for investment during the 1997 quarter, primarily as a result of the sale by the Company of 249,480 shares of Class A Common Stock for an aggregate amount of $1,945,480, net of issuance costs, in September, 1996.

Income taxes for the 1997 quarter include a provision for income taxes of approximately $78,000 which was offset by tax benefits of approximately $20,000 as a result of the carryforward of prior year tax losses.

The net income for the 1997 quarter was approximately $149,000, or $.07 per common share, as compared to approximately $93,000, or $.05 per common share, in the 1996 quarter. The increase is due to higher sales volumes and improvements in gross margins.

Liquidity and Capital Resources

At March 31, 1997, the Company had working capital of $5,622,442.

Cash decreased by approximately $298,000 during the 1997 quarter, primarily as a result of expansion of product components inventory by approximately $584,000. Inventory was expanded in order to take advantage of volume purchase discounts. Accounts receivable decreased by approximately $418,000 due to a reduction in credit extended to customers in order to finance the aforementioned inventory expansion. Other assets increased by approximately $229,000, primarily as a result of the recognition of revenues under a long-term contract accounted for under the percentage of completion method. Accounts payable increased by approximately $172,000 related to the expansion of inventory. Accrued and other liabilities decreased by approximately $197,000 primarily due to the payment of compensation amounts accrued as of December 31, 1996 which were paid in the 1997 quarter.

The Company has signed a lease for an approximately 70,000 square foot headquarters and production facility in Orlando. Management expects to incur approximately $850,000 in costs relating to the interior buildout and related equipment purchased for the facility. Completion and relocation to the new facility is expected in July, 1997.

Escrowed Shares

In January, 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by GAAP. As of March 31, 1997, the President and Chairman, Mr. Brett Kingstone, voluntarily retired 2,891,870 of his Escrow Shares. These shares of Class B Common Stock were returned to the Company treasury. In the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of such shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, charges which would have the effect of increasing the Company's loss or reducing earnings, if any, at such time.

                                     PART II


Item 1.     Legal Proceedings
                        Not Applicable


Item 2.     Changes in Securities
                        Not Applicable


Item 3.     Defaults Upon Senior Securities
                        Not Applicable


Item 4.     Submission of Matters to a Vote of Security Holders
                        Not Applicable


Item 5.     Other Information
                        Not Applicable


Item 6.     Exhibits and Reports on Form 8-K
                (a) 4.1  - Form of Unit Purchase Option*
                    4.2  - Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates)*
                    4.3  - Escrow Agreement*
                    4.4  - Form of Amendment to Escrow Agreement*
                    10.1 - 1994 Stock Option Plan*
                    10.2 - Employment Agreement with Brett Kingstone*
                    10.3 - Form of Indemnification Agreement*
                    10.4 - Lease for Facility at Viscount Row*
                    10.5 - Registrant's Bank Loan Agreements with Barnett Bank*

                ---------------
                * Incorporated by reference to the Company's Registration Statement on Form SB-2 (file no. 33-74742)

                (b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.


By:     /s/ Brett M. Kingstone                            Date:  May  15, 1997
        ------------------------------------
        Brett M. Kingstone, President and
        Chief Executive Officer
        (Principal Executive Officer)



By:     /s/ John P. Stanney                               Date:  May  15, 1997
        ------------------------------------
        John P. Stanney, Chief Financial Officer
        (Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:                                                       Date: May  15, 1997
        -----------------------------------------
        Brett M. Kingstone, President and
        Chief Executive Officer
        (Principal Executive Officer)



By:                                                       Date:  May  15, 1997
        -----------------------------------------
        John P. Stanney, Chief Financial Officer
        (Principal Financial and Accounting Officer)