Form 10QSB
period 1997-06-30
SUPER VISION INTERNATIONAL INC
filed 1997-08-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   ---------

[x]      QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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
  (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
    ncorporation or Organization)

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


                 Yes   X                                     No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                              Outstanding at August 12, 1997
Class A Common Stock, $.001
    par value                                          1,721,714
Class B Common Stock, $.001
    par value                                            483,264

                  Traditional Small Business Disclosure Format

                 Yes   X                                     No

                        SUPER VISION INTERNATIONAL, INC.

                        Super Vision International, Inc.

                              Index to Form 10-QSB




                                                                         Page
                                                                         ----
PART I.             FINANCIAL INFORMATION

             Item 1.       Financial Statements

             Condensed Financial Statements:

             Condensed Balance Sheets as of June 30, 1997 and
                December 31, 1996                                           1

             Condensed Statements of Operations for the Three Months
                 and Six Months Ended June 30, 1997 and 1996                2

             Condensed Statement of Stockholders' Equity                    3

             Condensed Statements of Cash Flows for the Six Months
                Ended June 30, 1997 and 1996                                4

             Notes to Condensed Financial Statements                        5



             Item 2.   Management's Discussion and Analysis of
                          Financial Condition and Results of Operations     7



PART II.            OTHER INFORMATION

             Item 1.   Legal Proceedings                                   10

             Item 2.   Changes in Securities                               10

             Item 3.   Defaults Upon Senior Securities                     10

             Item 4.   Submission of Matters to a Vote of Security-Holders 10

             Item 5.   Other Information                                   10

             Item 6.   Exhibits and Reports on Form 8-K                    10



SIGNATURES                                                                 11

Super Vision International, Inc.

Condensed Balance Sheets



                                                                      June 30,          December 31,
                                    Assets                              1997                1996
                                                                  ------------------  ------------------
Current Assets:
    Cash and cash equivalents                                     $       2,393,086   $       3,327,965
    Investments                                                             107,667             107,667
    Trade accounts receivable, less allowance for doubtful
      accounts of $46,909 and $41,866                                     1,742,686           1,310,057
    Inventory, less reserve for excess inventory of $74,061               2,097,759           1,921,103
    Advances to employees                                                    29,031              25,524
    Deferred tax asset                                                      137,353             185,865
    Other assets                                                            108,749              72,781
                                                                  ------------------  ------------------
              Total current assets                                        6,616,331           6,950,962
                                                                  ------------------  ------------------

Equipment and Furniture                                                   1,818,780           1,764,706
    Accumulated depreciation                                               (432,404)           (325,957)
                                                                  ------------------  ------------------
              Net equipment and furniture                                 1,386,376           1,438,749
                                                                  ------------------  ------------------

Other Assets                                                                199,643             229,489
                                                                  ------------------  ------------------

Deposits on Equipment                                                       386,999                   -
                                                                  ------------------  ------------------

                                                                  $       8,589,349   $       8,619,200
                                                                  ==================  ==================


                     Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                              $         723,266   $       1,020,478
    Accrued liabilities                                                     188,000             194,247
    Accrued compensation and benefits                                        32,000             139,769
    Payments in excess of costs and recognized profit on
      uncompleted contracts                                                       -              53,702
    Deposits                                                                 63,424              51,814
    Income tax payable                                                       58,915              19,388
                                                                  ------------------  ------------------
              Total current liabilities                                   1,065,605           1,479,398
                                                                  ------------------  ------------------

Stockholders' Equity:
    Preferred stock, $.001 par value, 5,000,000 shares
      authorized; none issued                                                     -                   -
    Class A common stock, $.001 par value, authorized 16,610,866
      shares, 1,685,213 issued and outstanding                                1,685               1,681
    Class B common stock, $.001 par value, 3,389,134 shares
      authorized, 483,264 and 3,375,134 issued and outstanding                  483               3,375
    Additional paid-in capital                                            7,643,876           7,633,653
    Retained earnings (deficit)                                            (122,300)           (498,907)
                                                                  ------------------  ------------------
              Total stockholders' equity                                  7,523,744           7,139,802
                                                                  ------------------  ------------------

                                                                  $       8,589,349   $       8,619,200
                                                                  ==================  ==================

See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations



                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                        1997              1996             1997              1996
                                                  ----------------- ----------------- ----------------  ---------------
Revenues                                          $      2,541,851  $      1,134,655  $     4,745,722   $    2,503,644
                                                  ----------------- ----------------- ----------------  ---------------

Costs and Expenses:
    Cost of sales                                        1,524,263           734,435        2,844,615        1,605,794
    Selling, general and administrative                    634,029           472,998        1,300,438          836,595
    Research and development                                83,176            17,443          131,995           80,236
                                                  ----------------- ----------------- ----------------  ---------------
              Total costs and expenses                   2,241,468         1,224,876        4,277,048        2,522,625
                                                  ----------------- ----------------- ----------------  ---------------

Operating Income (Loss)                                    300,383           (90,221)         468,674          (18,981)
                                                  ----------------- ----------------- ----------------  ---------------

Non-Operating Income (Expenses):
    Interest income                                         37,456            27,619           75,772           50,931
    Interest expense                                             -              (734)               -           (1,480)
    Loss on disposal of assets                                   -            (7,230)               -           (7,543)
                                                  ----------------- ----------------- ----------------  ---------------
              Total non-operating income                    37,456            19,655           75,772           41,908
                                                  ----------------- ----------------- ----------------  ---------------

Income (Loss) Before Income Taxes                          337,839           (70,566)         544,446           22,927

Income Tax Expense                                         109,894                 -          167,838                -
                                                  ----------------- ----------------- ----------------  ---------------

Net Income (Loss)                                 $        227,945  $        (70,566) $       376,608   $       22,927
                                                  ================= ================= ================  ===============


Income (Loss) Per Common Share:

    Primary                                       $           0.10  $          (0.04) $          0.17   $         0.01
                                                  ================= ================= ================  ===============

Weighted Average Shares of
    Common Stock Outstanding:

      Primary                                            2,198,575         1,886,292        2,183,168        1,886,196
                                                  ================= ================= ================  ===============

See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statement of Stockholders' Equity


                                                        Common Stock
                                    -----------------------------------------------------
                                             Class A                    Class B            Additional      Retained
                                    -------------------------- --------------------------    Paid-In       Earnings
                                       Shares       Amount        Shares        Amount       Capital       (Deficit)
                                    ------------- ------------ -------------  ----------- -------------- --------------
Balance, December 31, 1996             1,680,946  $     1,681     3,375,134   $    3,375  $   7,633,653  $    (498,907)

Retirement of Class B Escrow
   Shares                                      -            -    (2,891,870)      (2,892)         2,892              -

Issuance Costs for Shares
   Underlying Class A and B
   Warrants                                    -            -             -            -        (15,000)             -

Exercise of Employee Stock
   Options                                 4,267            4             -            -         22,331              -

Net Income for the Six Months
   Ended June 30, 1997                         -            -             -            -              -        376,607
                                    ------------- ------------ -------------  ----------- -------------- --------------

Balance, June 30, 1997                 1,685,213  $     1,685       483,264   $      483  $   7,643,876  $    (122,300)
                                    ============= ============ =============  =========== ============== ==============


See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows



                                                                                  Six Months
                                                                                Ended June 30,
                                                                            1997               1996
                                                                      -----------------  -----------------
Cash Flows from Operating Activities:
    Net income                                                        $        376,608   $         22,927
                                                                      -----------------  -----------------

    Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                         109,182             77,281
         Gain on disposal of fixed assets                                            -              7,543
         (Increase) decrease in:
            Accounts receivable, net                                          (432,629)          (400,594)
            Inventory                                                         (176,656)          (433,170)
            Other assets                                                        48,559           (61,092)
         Increase (decrease) in:
            Accounts payable                                                  (297,212)           284,455
            Accrued and other liabilities                                     (128,188)            31,160
            Deposits                                                            11,610            478,611
                                                                      -----------------  -----------------
              Total adjustments                                               (865,334)           (15,806)
                                                                      -----------------  -----------------
              Net cash provided by (used in) operating activities             (488,726)             7,121
                                                                      -----------------  -----------------

Cash Flows from Investing Activities:
    Acquisition of patents and trademarks                                      (12,411)           (12,642)
    Purchase of equipment and furniture                                        (54,074)          (224,681)
    Proceeds from disposal of equipment and furniture                                -              7,049
    Deposits on equipment                                                     (386,999)                 -
                                                                      -----------------  -----------------
              Net cash used in investing activities                           (453,484)          (230,274)
                                                                      -----------------  -----------------

Cash Flows from Financing Activities:
    Issuance costs                                                             (15,000)            18,750
    Proceeds from exercise of employee stock options                            22,331                  -
                                                                      -----------------  -----------------
              Net cash provided by financing activities                          7,331             18,750
                                                                      -----------------  -----------------

Net Decrease in Cash and Cash Equivalents                                     (934,879)          (204,403)

Cash and Cash Equivalents, beginning of period                               3,327,965          2,327,775
                                                                      -----------------  -----------------

Cash and Cash Equivalents, end of period                              $      2,393,086   $      2,123,372
                                                                      =================  =================



See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Notes to Condensed Financial Statements

For the Six-Month Periods Ended June 30, 1997 and 1996



       1.Basis of Presentation:

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



       2.Stock Option Plan:

       The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 250,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

       The following table summarizes activity of the stock option plan for the period ended June 30, 1997:


                                      Options          Number        Option
                                   Available for         of           Price
                                   Future Grant        Shares       Per Share
                                   -------------     -----------   -----------

       Balance, December 31, 1996       69,769          176,131    $5.00-$9.25

          Options granted              (53,900)          53,900
          Options exercised                  -           (4,267)
          Options cancelled              8,933           (8,933)
                                    ------------     ------------

       Balance, June 30, 1997           24,802          216,831
                                    ============     ============

       Options granted vest ratably over a three-year period. As of June 30, 1997, 175,400 options were vested and exercisable.

Super Vision International, Inc.

For the Six-Month Periods Ended June 30, 1997 and 1996



       3.Income Taxes:

       The components of the net deferred tax asset recognized in the accompanying balance sheet at June 30, 1997 are as follows:

             Deferred tax liability              $      (55,353)
             Deferred tax asset                         234,521
             Valuation allowance                        (41,815)
                                                 ----------------

                                                 $      137,353
                                                 ================


       The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

       As of June 30, 1997, the Company had approximately $232,479 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2011.



       5.Inventory:

       Inventory at June 30, 1997 and December 31, 1996 consisted of the following components:

                                                    June 30,       December 31,
                                                      1997            1996
                                                  --------------  -------------

             Raw materials                        $   1,478,038   $  1,334,429
             Work in progress                             5,586         50,122
             Finished goods                             688,196        618,180
                                                  --------------  -------------
                                                      2,171,820      2,002,731
             Less:  Reserve for excess inventory        (74,061)       (81,628)
                                                  --------------  -------------

                                                  $   2,097,759   $  1,921,103
                                                  ==============  =============




       6.Recent Accounting Pronouncements:

       In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share. This statement, which is effective for the Company's annual report for the year ended December 31, 1997, establishes new requirements for the calculation, presentation and disclosure of earnings per share. The Company estimates that earnings per share presented in accordance with Statement No. 128 would not differ materially from what is currently presented.

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

Results of Operations

Revenues are derived primarily from the sale of fiber optic side glow(TM) and end glow(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1997 quarter") and six months ended June 30, 1997 ("1997 six months") were approximately $2,542,000 and $4,746,000, respectively, as compared to approximately $1,135,000 and $2,504,000 for the three months ("1996 quarter") and six months ended June 30, 1996 ("1996 six months"). This represented increases of 124% and 90%, respectively. The increase in revenues is primarily attributable to strong sales of the Company's pool and spa lighting products, and continued growth in the sign market segment. Sales in the pool and spa market rebounded strongly after a prolonged lull in the construction market due to weather conditions. The summer building season resulted in strong demand for this product line. The Company also noted growth in the sign market as the Company continued expansion of marketing efforts targeted to this industry. The increase in revenues during the 1997 six months is also attributable to approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes the overall market available to fiber optic lighting products is increasing as the lighting, sign and pool and spa industries become aware of the benefits and applications of fiber optics in these market segments.

Cost of sales were approximately $1,524,000, or 60% of revenues, during the 1997 quarter and $2,845,000, or 60% of revenues, for the 1997 six months as compared to $734,000, or 65% of revenues, for the 1996 quarter and $1,606,000, or 64% of revenues, for the 1996 six months. The gross margin was 40% for both the 1997 quarter and 1997 six months, respectively, and 35% and 36%, respectively, for the 1996 quarter and 1996 six months. Gross margins for the 1997 six months were improved due to process improvements in the Company's fiber optic cabling and extrusion production lines which improved product performance and resulted in increased yields, thereby increasing margin experience. The 1997 gross margin was also favorably impacted by the effects of volume purchase discounts of product components. The Company has increased inventory levels of standard product components in order to take advantage of quantity discounts. These components are common to many of the Company's product lines and are not associated with one particular product or market. Additionally, the gross margin improved due to the implementation of improved manufacturing flow methods, particularly relating to the Company's light source product lines, which have resulted in lower unit overhead costs.

Selling, general and administrative expenses were approximately $634,000 and $1,300,000 during the 1997 quarter and 1997 six months, respectively, as compared to approximately $473,000 and $837,000 for the 1996 quarter and 1996 six months, respectively. This represented increases of 34% and 55%, respectively. During the 1997 quarter, the Company attended several trade shows targeted towards expanding the sign market which resulted in increased promotional and travel costs. The Company also experienced increased costs in the area of investor and public relations, and other costs associated with the public trading of the Company's securities. Additionally, the Company produced new product catalogs to include newly introduced products, as well as a price guide and marketing video. During the 1997 six months, the Company increased personnel levels in the sales, marketing and customer service areas to support increased requests for information regarding the Company's products, which increased selling and marketing expenses.

Research and development costs were approximately $83,000 and $132,000 during the 1997 quarter and 1997 six months, respectively, as compared to approximately $17,000 and $80,000 during the 1996 quarter and 1996 six months, respectively. This represented increases of 388% and 65%, respectively. The Company increased personnel levels in the area of research and development in order to shorten development time of several new light sources, as well as modifications to existing products to meet market requests. In addition, the Company is actively exploring several new market applications for its endpoint fiber optic technology which required increased costs associated with developing prototypes for field testing.

Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Net interest income for the 1997 quarter and 1997 six months was approximately $37,000 and $76,000, respectively, as compared to approximately $28,000 and $51,000 for the 1996 quarter and 1996 six months, respectively. The increase is attributable to increased cash balances available for investment during the 1997 quarter and 1997 six months, primarily as a result of the sale by the Company of 249,480 shares of Class A Common Stock for an aggregate amount of approximately $1,945,000, net of issuance costs, in September 1996.

Income taxes for the 1997 six months include a provision for income taxes of approximately $179,000 which was offset by tax benefits of approximately $42,000 as a result of the carryforward of prior year tax losses.

The net income for the 1997 quarter was approximately $228,000, or $.10 per common share, as compared to a net loss of approximately $(71,000), or $(.04) per common share, in the 1996 quarter. Net income is due to higher sales volumes and improvements in gross margins.

Liquidity and Capital Resources

At June 30, 1997, the Company had working capital of approximately $5,551,000.

Cash decreased by approximately $935,000 during the 1997 six months. Accounts receivable increased by approximately $433,000 during the 1997 six months, primarily due to increased sales of the Company's pool and spa lighting products to Hayward Pool Products in support of the summer building season. Inventory increased by approximately $177,000 during the 1997 six months. Inventory was expanded in order to take advantage of volume purchase discounts. Accounts payable decreased by approximately $297,000 as the Company took advantage of discounts for early payment in order to further increase gross margins. Accrued and other liabilities decreased by approximately $128,000 primarily due to the payment of compensation amounts accrued as of December 31, 1996 which were paid in the 1997 six months.

The Company has signed a lease for an approximately 70,000 square foot headquarters and production facility in Orlando, Florida. Cash of approximately $453,000 has been paid to date for buildout costs and deposits on furniture and equipment. Management expects to incur total costs of approximately $850,000 relating to the interior buildout and related equipment purchased for the facility. Completion and relocation to the new facility is projected for August 1997.

Escrowed Shares

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by GAAP. As of March 31, 1997, Brett Kingstone, the President and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury. The Company currently has 26,130 shares of Class A Common Stock held in escrow. In the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, the Company may, in the event of the release of such shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, charges to earnings as compensation expense which would have the effect of increasing the Company's loss or reducing earnings, if any, at such time.

                                    PART II



Item 1.  Legal Proceedings
                  Not Applicable


Item 2.  Changes in Securities
                  Not Applicable

Item 3.  Defaults Upon Senior Securities
                  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  Not Applicable

Item 5.  Other Information
                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                           10.7  -   Warrant Agreement dated as of March 31,
                                     1997 between the Company and Brett M.
                                     Kingstone


 --------------

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



SUPER VISION INTERNATIONAL, INC.



By: /s/ Brett M. Kingstone                            Date:  August 14, 1997
    ---------------------------------
    Brett M. Kingstone, President and
    Chief Executive Officer
    (Principal Executive Officer)



By: /s/ John P. Stanney                               Date:  August 14, 1997
    ----------------------------------------
    John P. Stanney, Chief Financial Officer
    (Principal Financial and Accounting Officer)