Form 10QSB/A
period 1997-06-30
SUPER VISION INTERNATIONAL INC
filed 1997-08-22
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                                    Yes   X                            No

                  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                Outstanding at August 12, 1997:
Class A Common Stock, $.001
  par value                                  1,721,714   shares
Class B Common Stock, $.001
  par value                                  483,264  shares

                  Traditional Small Business Disclosure Format

                     Yes   X                            No

                        SUPER VISION INTERNATIONAL, INC.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 1997 the Company held an Annual Meeting of Stockholders (the "1997 Annual Meeting"). At the 1997 Annual Meeting: (i) all five director nominees were elected; (ii) the amendment to the Company's 1994 Stock Option Plan increasing from 150,000 to 250,000 the number of shares of Class A Common Stock reserved for issuance was approved and ratified; (iii) the amendment to the certificate of incorporation of the Company amending Article Fourth thereof to allow for certain limited transfers of the Class B Common Stock was approved and ratified; and (iv) the appointment of Coopers & Lybrand, L.L.P., as the independent auditors of the Company was approved and ratified.

         1. The following directors were elected for a one year term at the 1997 Annual Meeting by the votes indicated:

                                    For               Withheld

         Brett M. Kingstone         4,096,766             500
         Edgar Protiva              4,096,766             500
         Eric Protiva               4,096,766             500
         Brian McCann               4,096,766             500
         Anthony Castor             4,096,766             500

         2. The amendment to the Company's 1994 Stock Option Plan increasing the number of shares of Class A Common Stock authorized to be issued under such Plan from 150,000 to 250,000, was approved and ratified by a vote of 4,096,466 for; 800 against and 0 abstaining.

         3. The amendment to the certificate of incorporation of the Company, which amended Article Fourth thereof to allow for certain limited transfers of the Class B Common Stock, was approved and ratified by a vote of 4,096,166 for; 1,100 against and 0 abstaining.

         4. The appointment of Coopers & Lybrand, LLP as independent auditors of the Company for the ensuing fiscal year was approved and ratified by a vote of 4,097,266 for; 0 against and 0 abstaining.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:  /s/ John P. Stanney                                 Date:  August 19, 1997
   -----------------------------------------------
      John P. Stanney, Chief Financial Officer
      (Principal Financial and Accounting Officer)