Form 10QSB
period 1997-09-30
SUPER VISION INTERNATIONAL INC
filed 1997-11-14
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------   ------------------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                    59-3046866
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                              8210 Presidents Drive
                             Orlando, Florida 32809
                    (Address of Principal Executive Offices)

                                 (407) 857-9900
                (Issuer's Telephone Number, Including Area Code)

                                2442 Viscount Row
                             Orlando, Florida 32809
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X              No
                           ------              ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                               Outstanding at November 11, 1997:
Class A Common Stock, $.001                           1,765,939 shares
   par value
 Class B Common Stock, $.001
   par value                                           483,264 shares


                  Traditional Small Business Disclosure Format
                    Yes      X              No
                          -------              --------


                      SUPER VISION INTERNATIONAL, INC.

                      SUPER VISION INTERNATIONAL, INC.

                            INDEX TO FORM 10-QSB

                                                                                                         Page
             PART I.       FINANCIAL INFORMATION

                        Item 1.     Financial Statements

                           Condensed Financial Statements:

                           Condensed Balance Sheets as of September 30, 1997 and
                             December 31, 1996                                                            1
                           Condensed Statements of Operations for the Three Months
                             and Six Months Ended September 30, 1997 and 1996                             2
                           Condensed Statement of Stockholders' Equity                                    3
                           Condensed Statements of Cash Flows for the Six Months
                             Ended September 30, 1997 and 1996                                            4
                           Notes to Condensed Financial Statements                                        5

                        Item 2.     Management's Discussion and Analysis of
                                      Financial Condition and Results of Operations                       8

             PART II.      OTHER INFORMATION

                        Item 1.     Legal Proceedings                                                     11

                        Item 2.     Changes in Securities                                                 11

                        Item 3.     Defaults Upon Senior Securities                                       11

                        Item 4.     Submission of Matters to a Vote of Security-Holders                   11

                        Item 5.     Other Information                                                     11

                        Item 6.     Exhibits and Reports on Form 8-K                                      11


             SIGNATURES                                                                                   12

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

                                                                                 SEPTEMBER 30,                 DECEMBER 31,
                                ASSETS                                             1997                            1996
                                                                           ------------------------     -----------------------

Current Assets:
 Cash and cash equivalents                                                 $             2,526,503      $             3,327,965
 Investments                                                                               100,574                      107,667
 Trade accounts receivable, less allowance for doubtful
      accounts of $50,778  and  $41,866                                                  1,309,438                    1,310,057
 Inventory, less reserve for excess inventory of $64,186                                 2,426,292                    1,921,103
 Advances to employees                                                                      21,045                       25,524
 Deferred tax asset                                                                         89,123                      185,865
 Other assets                                                                               98,717                       72,781
                                                                           -----------------------      -----------------------
                Total current assets                                                     6,571,692                    6,950,962
                                                                           -----------------------      -----------------------

Property, Plant and Equipment                                                            5,589,674                    1,764,706
 Accumulated depreciation and amortization                                                (378,598)                    (325,957)
                                                                           -----------------------      -----------------------
                Net equipment and furniture                                              5,211,076                    1,438,749
                                                                           -----------------------      -----------------------

Other Assets                                                                               158,841                      229,489
                                                                           -----------------------      -----------------------

Deposits on Equipment                                                                       79,786                            -
                                                                           -----------------------      -----------------------

                                                                           $            12,021,395      $             8,619,200
                                                                           =======================      =======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable                                                                          855,615                    1,020,478
 Accrued liabilities                                                                        78,589                      194,247
 Accrued compensation and benefits                                                          32,000                      139,769
 Payments in excess of costs and recognized profit on
      uncompleted contracts                                                                      -                       53,702
 Deposits                                                                                   71,832                       51,814
 Income tax payable                                                                          5,770                       19,388
 Current portion of obligation under capital lease                                         170,565                            -
                                                                           -----------------------      -----------------------
                Total current liabilities                                                1,214,371                    1,479,398
                                                                           -----------------------      -----------------------

Non-current Liabilities:
 Obligation under capital lease                                                          2,925,560                            -
                                                                           -----------------------      -----------------------
                Total non-current liabilities                                            2,925,560                            -
                                                                           -----------------------      -----------------------

Stockholders' Equity:
 Preferred stock, $.001 par value, 5,000,000 shares
      authorized, none issued                                                                    -                            -
 Class A common stock, $.001 par value, authorized 16,610,866
       shares, 1,736,514 issued and outstanding                                              1,737                        1,681
 Class B common stock, $.001 par value, 3,389,134 shares authorized,
      483,264 and 3,375,134 issued and outstanding                                             483                        3,375

 Additional paid-in capital                                                              7,968,165                    7,633,653
 Retained earnings (deficit)                                                               (88,921)                    (498,907)
                                                                           -----------------------      -----------------------
                Total stockholders' equity                                               7,881,464                    7,139,802
                                                                           -----------------------      -----------------------
                                                                           $            12,021,395      $             8,619,200
                                                                           =======================      =======================

 See accompanying notes to condensed financial statements.

   SUPER VISION INTERNATIONAL, INC.

    CONDENSED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS                           NINE MONTHS
                                                                  ENDED SEPTEMBER 30,                     ENDED SEPTEMBER 30,
                                                               1997                1996                 1997              1996
                                                         ----------------   --------------------  -----------------   -----------
    Revenues                                                    1,881,038             1,695,285          6,626,760      4,198,929

    Cost and Expenses:

         Cost of sales                                          1,121,451               938,480          3,966,066      2,544,274
         Selling, general and administrative                      443,813               468,236          1,744,251      1,304,831
         Research and development                                  95,034                46,825            227,029        127,061
                                                         ----------------   --------------------  -----------------  ------------
              Total costs and expenses                          1,660,298             1,453,541          5,937,346      3,976,166

                                                         ----------------   --------------------  -----------------  ------------
    Operating Income                                              220,740               241,744            689,414        222,763
                                                         ----------------   --------------------  -----------------  ------------

    Non-Operating Income (Expenses):

         Interest Income                                           38,830                32,856            114,602         83,787
         Interest Expense                                        (123,991)                 (747)          (123,991)        (2,227)
         Loss on disposal of assets                              (100,879)                    -           (100,879)        (7,543)
                                                         ----------------   --------------------  -----------------  ------------
              Total non-operating income (expense)               (186,040)               32,109           (110,268)        74,017
                                                         ----------------   --------------------  -----------------  ------------

    Income Before Income Taxes                                     34,700               273,853            579,146        296,780

    Income Tax Expense                                              1,322                     -            169,160              -
                                                         ----------------   --------------------  -----------------  ------------
    Net Income                                           $         33,378   $           273,853   $        409,986   $    296,780
                                                         ================   ====================  =================  ============
    Income Per Common Share:
         Primary                                         $           0.01   $              0.14   $           0.18    $      0.16
                                                         ================   ====================  =================  ============

    Weighted Average Shares of
         Common Stock Outstanding:
              Primary                                           2,436,910             1,902,159          2,227,891      1,852,540
                                                         ================   ====================  =================  ============


See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            COMMON STOCK
                                        -------------------------------------------------------
                                           CLASS       A                    CLASS  B                ADDITIONAL       RETAINED
                                        ---------------------------  --------------------------      PAID-IN         EARNINGS
                                           SHARES        AMOUNT         SHARES        AMOUNT         CAPITAL        (DEFICIT)
                                        ------------- -------------  -------------  ------------  --------------  ------------
Balance, December 31, 1996                 1,680,946  $      1,681      3,375,134  $      3,375  $    7,633,653   $  (498,907)


Retirement of Class B Escrow Shares                -             -     (2,891,870)       (2,892)          2,892             -


Issuance Costs for Shares Underlying
   Class A and B Warrants                          -             -              -             -         (15,000)            -



Exercise of Class A Warrants

                                              11,100            11              -             -          79,076             -

Exercise of Employee Stock Options                              45

                                              44,468                            -             -         267,543             -

Net Income for the Nine Months Ended
   September 30, 1997                              -             -              -             -               -       409,986
                                        ------------  ------------   ------------  ------------  --------------   -----------
Balance, September 30, 1997
                                           1,736,514  $      1,737        483,264  $        483  $    7,968,165   $   (88,921)
                                        ============  ============   ============  ============  ==============   ===========

See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                       1997                 1996
                                                                --------------------  -----------------
Cash Flows from Operating Activities:
    Net income                                                 $            409,986   $         296,780
                                                               -------------------    -----------------

    Adjustments to reconcile net income to net
      cash used in operating activities:
         Depreciation and amortization                                      215,830             105,536
         Loss on disposal of fixed assets                                   100,879               7,543
         Accretion of capital lease obligation                               35,476                   -
         (Increase) decrease in:
              Accounts receivable, net                                          619             (639,506)
              Inventory                                                    (505,189)          (1,104,414)
              Other assets                                                  153,512             (138,633)
         Increase (decrease) in:
             Accounts payable                                              (164,863)             352,461
             Accrued and other liabilities                                 (290,747)             214,830
             Deposits                                                        20,018              474,017
                                                                -------------------   ------------------
                Total adjustments                                          (434,465)            (728,166)
                                                                -------------------   ------------------
                Net cash used in operating activities                       (24,479)            (431,386)
                                                                -------------------   ------------------

Cash Flows from Investing Activities:
    Proceeds from investments                                                 7,093                    -
    Acquisition of patents and trademarks                                   (12,498)             (16,051)
    Purchase of property, plant and equipment                            (1,003,117)            (316,295)
    Proceeds from disposal of equipment and furniture                             -                7,049
    Deposits on equipment                                                   (79,786)                   -
                                                                -------------------   ------------------
              Net cash used in investing activities                      (1,088,308)            (325,297)
                                                                -------------------   ------------------
Cash Flows from Financing Activities:
    Issuance costs                                                          (15,000)           1,966,978
    Proceeds from exercise of warrants                                       79,076                    -
    Proceeds from exercise of employee stock options                        267,600                    -
    Payments on capital lease obligation                                    (20,351)                   -
                                                                -------------------   ------------------
             Net cash provided by financing activities                      311,325            1,966,978
                                                                -------------------   ------------------

Net Decrease in Cash and Cash Equivalents                                  (801,462)           1,210,295

Cash and Cash Equivalents, beginning of period                            3,327,965            2,327,775
                                                                -------------------   ------------------


Cash and Cash Equivalents, end of period                        $         2,526,503   $        3,538,070
                                                                ====================  ==================


See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine-Month Periods Ended September 30, 1997 and 1996

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

         The following table summarizes activity of the stock option plan for the period ended September 30, 1997:

                                                        Options                 Number             Option
                                                      Available for              of                 Price
                                                      Future Grant              Shares            Per Share
                                                      ------------              ------            ---------
         Balance, December 31, 1996                      69,769                 176,131           $5.00-$9.25

                  Options granted                       (53,900)                 56,000
                  Options exercised                         -                   (44,568)
                  Options cancelled                       9,233                  (9,233)
                                                       --------                --------

         Balance, September 30, 1997                     25,102                 178,330
                                                       ========                ========


         Options granted vest ratably over a three-year period. As of September 30, 1997, 133,334 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine-Month Periods Ended September 30, 1997 and 1996

3.   INCOME TAXES

     The components of the net deferred tax asset recognized in the accompanying balance sheet at September 30, 1997 are as follows:


              Deferred tax liability                                 $(  69,553)
              Deferred tax asset                                        179,583
              Valuation allowance                                    (   20,907)
                                                                     ----------
                                                                     $   89,123
                                                                     ==========

     The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

     As of September 30, 1997, the Company had approximately $116,239 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2011.

4.   INVENTORY:

     Inventory at September 30, 1997 and December 31, 1996 consisted of the following components:

                                                                        SEPTEMBER 30,             DECEMBER 31,
                                                                             1997                    1996
                                                                       ----------------          -------------
                  Raw materials                                        $      1,594,492          $   1,334,429
                  Work in progress                                                5,259                 50,122
                  Finished goods                                                890,727                618,180
                                                                       ----------------          -------------
                                                                                                     2,002,731
                  Less: Reserved for excess inventory                  (         64,186)               (81,628)
                                                                        ---------------          -------------

                                                                       $      2,426,292          $   1,921,103
                                                                       ================          =============

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Nine-Month Periods Ended September 30, 1997 and 1996

5.   CAPITAL LEASE:

     The Company leases its operating facility from a corporation owned by the Company's President. The lease has fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

     Assets recorded under capital lease and included in Property, Plant and Equipment are as follows:

      Office/Warehouse building                                                $  3,081,000
      Less accumulated amortization                                             (    51,350)
                                                                               ------------
                                                                               $  3,029,650
                                                                               ============

     At September 30, 1997, the future minimum annual lease payments for the five years subsequent to commencement of the lease and in the aggregate are as follows:

         1997    .........................................................  $       378,552
         1998    .........................................................          513,300
         1999    .........................................................          581,520
         2000    .........................................................          610,596
         2001    .........................................................          641,126
         2002 and thereafter .............................................        8,467,216
                                                                               ------------
         Minimum lease payments...........................................       11,192,310
         Less amount representing interest................................      ( 8,085,185)

         Present value of net minimum lease payments under
              capital lease  .............................................     $  3,096,125

         Less amount included in current liabilities......................      (   170,565)
                                                                               ------------
         Amount included in long-term liabilities  .......................     $  2,925,560
                                                                               ============

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

Results of Operations

Revenues are derived primarily from the sale of fiber optic side glow and end glow cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1997 quarter") and nine months ended September 30, 1997 ("1997 nine months") were approximately $1,881,000 and $6,627,000, respectively, as compared to approximately $1,695,000 and $4,199,000 for the three months ("1996 quarter") and nine months ended September 30, 1996 ("1996 nine months"). This represented increases of 11% and 58%, respectively. The increase in revenues is primarily attributable to continued increases in sales of the Company's pool and spa lighting products, and growth in the sign market segment. Sales to the Company's exclusive distributor in the pool and spa industry, Hayward Pool Products, remained strong in the 1997 quarter despite the closing of the traditional pool and spa building season. The Company also noted growth in the sign market as the Company continued expansion of marketing efforts targeted to this industry. The Company intends to continue efforts to penetrate the sign company market due to the large potential market for the Company's products in this industry. The increase in revenues during the 1997 nine months is also attributable to approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes the overall market available to fiber optic lighting products continues to increase as the lighting, sign and pool and spa industries become aware of the benefits and applications of fiber optics in these market segments.

Cost of sales were approximately $1,121,000, or 60% of revenues, during the 1997 quarter and $3,966,000, or 60% of revenues, for the 1997 nine months as compared to approximately $938,000, or 55% of revenues, for the 1996 quarter and $2,544,000, or 61% of revenues, for the 1996 nine months. The gross margin was 40% for both the 1997 quarter and 1997 nine months, respectively, and 45% and 39%, respectively, for the 1996 quarter and 1996 nine months. Gross margins for the 1997 nine months were slightly improved due to process improvements in the Company's fiber optic cabling and extrusion production lines, which improved product performance and resulted in increased yields, thereby increasing margin experience. The 1997 gross margin was also favorably impacted by the effects of volume purchase discounts of product components, although the full effects of these quantity discounts will not be fully realized until such time, if ever, as the Company's sales volumes result in consistently improved inventory turns. The Company has increased inventory levels of standard product components in order to take advantage of quantity discounts. These components are common to many of the Company's product lines and are not associated with one particular product or market. The gross margin for the 1997 quarter decreased from the same period last year, however, due to the increase in fixed overhead costs resulting from the Company's relocation to a new headquarters and manufacturing facility. In August, the Company relocated from its previous facilities totaling 27,000 square feet to its new facility of 70,000 square feet. Fixed overhead costs include rent, utilities, insurance and other costs of facility maintenance and operation. Management believes that the increased costs associated with the new facility are necessary for the Company to effectively compete in the market and to service the potential increased sales volumes which Management believes may result from continued marketing and sales efforts.

Selling, general and administrative expenses were approximately $444,000 and $1,744,000 during the 1997 quarter and 1997 nine months, respectively, as compared to approximately $468,000 and $1,305,000 for the 1996 quarter and 1996 nine months, respectively. This represented a decrease of 5% for the 1997 quarter, and an increase of 34% for the 1997 nine months. During the 1997 nine months, the Company attended numerous domestic and international trade shows targeted towards expanding the sign market which resulted in increased promotional and travel costs. The Company also experienced increased costs in the area of investor communications, and other costs associated with the public trading of the Company's securities. Additionally, the Company produced new product catalogs to include newly introduced products, as well as a price guide and marketing video. The Company increased personnel levels in the sales, marketing and customer service areas to support increased requests for information regarding the Company's products, which increased selling and marketing expenses. The decrease in expenses for the 1997 quarter is attributable to the timing of several major trade shows which were held earlier in the year than had been the case in the prior year.

Research and development costs were approximately $95,000 and $227,000 during the 1997 quarter and 1997 nine months, respectively, as compared to approximately $47,000 and $127,000 during the 1996 quarter and 1996 nine months, respectively. This represented increases of 102% and 79%, respectively. The Company increased personnel levels in the area of research and development in order to shorten development time of several new light sources, as well as custom modifications to existing products to meet market requests. The Company believes that its willingness to customize products to meet end user needs may provide a significant benefit in attracting and retaining customers, which may result in long term revenue growth. The Company introduced its new DMX compatible light source during the 1997 quarter, which is targeted toward high end lighting needs and entertainment venues. Expenses were also incurred in the extensive testing and development of several potentially promising lamp and reflector technologies which the Company believes may result in greatly improved performance of its light sources.

Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Net interest income for the 1997 quarter and 1997 nine months was approximately $39,000 and $115,000, respectively, as compared to approximately $33,000 and $84,000 for the 1996 quarter and 1996 nine months, respectively. The increase is attributable to increased cash balances available for investment during the 1997 quarter and 1997 six months. Primarily as a result of the sale by the Company of 249,480 shares of Class A Common Stock for an aggregate amount of approximately $1,945,000, net of issuance costs, in September 1996.

Interest expense increased from approximately $1,000 and $2,000 for the 1996 quarter and six months, respectively, to approximately $124,000 for the 1997 quarter and six months. The increase is attributable to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

Leasehold improvements related to the Company's previous facility with a net book value of approximately $101,000 were written off as a result of the Company's relocation to its new facility as described above.

Income taxes for the 1997 nine months include a provision for income taxes of approximately $174,000, which was offset by tax benefits of approximately $38,000 as a result of the carryforward of prior year tax losses.

The net income for the 1997 quarter was approximately $33,000, or $.01 per common share, as compared to net income of approximately $274,000, or $.14 per common share, in the 1996 quarter. The decrease in net income is attributable primarily to the relocation of the Company's facility. This resulted in one time charges of approximately $101,000 for the write off of leasehold improvements on the Company's previous facility, and direct moving expenses of approximately $100,000 for the physical relocation of the Company's plant, inventory, and personnel. In addition, the increased costs for the operation of the Company's new facility contributed to the decrease in net income.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of approximately $5,357,000.

Cash and investments decreased by approximately $808,000 during the 1997 nine months. Inventory increased by approximately $505,000 during the 1997 nine months. Inventory was expanded in order to take advantage of volume purchase discounts. Net equipment and furniture increased by approximately $3,772,000. The Company has signed a fifteen-year lease for an approximately 70,000 square foot headquarters and production facility in Orlando, Florida. The facility has been recorded as a capital lease, and recorded at a value of $3,081,000. Cash of approximately $778,000 was expended in custom improvements of the Company's new facility. An additional $225,000 of cash was used to acquire furniture and computer equipment for the new facility. Accounts payable decreased by approximately $164,000 as the Company took advantage of discounts for early payment in order to further increase gross margins. Accrued and other liabilities decreased by approximately $223,000 primarily due to the payment of compensation amounts accrued as of December 31, 1996, which were paid in the 1997 nine months.

The Company recorded a capital lease obligation related to the Company's new facility of $3,081,000. The amount to be amortized over the ensuing twelve months is included as a current obligation, with the remaining obligation recorded as a non-current liability.

Escrowed Shares

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by GAAP. As of March 31, 1997, Brett Kingstone, the President and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury. The Company currently has 26,130 shares of Class A Common Stock held in escrow. In the event the Company attains any of the earnings thresholds, or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, the Company may, in the event of the release of such shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, charges to earnings as compensation expense which would have the effect of increasing the Company's loss or reducing earnings, if any, at such time.

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

                       Not Applicable

Item 5.           Other Information

                       Not Applicable

Item 6.           Exhibits and Reports on Form 8-K


(a)  Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)  During the quarter ended September 30, 1997:

          (i) a report on Form 8-K, dated September 30, 1997, was filed on October 6, 1997;

          (ii) an amendment to Form 8-K, dated September 30, 1997, was filed on October 9, 1997; and

          (iii) an amendment to Form 8-K, dated September 30, 1997, was filed on October 17, 1997. Each of the forms filed concerned the Company's dismissal of its prior certifying accountants, Cooper's & Lybrand L.L.P., and its retaining of its new certifying accountants, Ernst & Young LLP.

In accordance with the requirements with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:  /s/Brett M. Kingstone                              Date: November 14, 1997
     -----------------------------------------
       Brett M. Kingstone, President and
       Chief Executive Officer
       (Principal Executive Officer)

By:  /s/John P. Stanney                                 Date: November 14, 1997
     ------------------------------------------
     John P. Stanney, Chief Financial Officer
     (Principal Financial and Accounting Officer)