Form 10KSB40
period 1997-12-31
SUPER VISION INTERNATIONAL INC
filed 1998-04-14
CIK 917523

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (NO FEE REQUIRED)

   FOR THE TRANSITION PERIOD FROM ________ TO ________

   COMMISSION FILE NO. 0-23590


                      SUPER VISION INTERNATIONAL, INC.
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



            DELAWARE                                        59-3046866
------------------------------------            -------------------------------
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation Or Organization)                          Identification No.)


           8210 PRESIDENTS DR., ORLANDO, FLORIDA               32809
           -------------------------------------               -----
          (Address of Principal Executive Offices)


                               (407) 857-9900
                 -----------------------------------------------
                 (Issuer's Telephone Number, Including Area Code)

Scurities registered under Section 12 (b) of the Exchange Act:   None.

Securities registered under Section 12(g) of the Exchange Act:


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year: $9,091,700.

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on April 13, 1998 was $10,071,579.

As of March 26, 1998, there were issued and outstanding: 1,770,049 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relative to the Registrant's 1998 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

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

                  The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. The Company's executive offices are located at 8210 Presidents Dr., Orlando, Florida 32809 and its telephone number is
(407) 857-9900.


PRODUCTS AND SERVICES

         SIDE-GLOW(TM) AND END GLOW(TM) CABLES

                  The Company's SIDE-GLOW(TM) fiber optic lighting cables are marketed as an alternative to neon and other conventional lighting products, for use in accent lighting, theme lighting and in lighting areas where maintenance and breakage are of concern to the end user. SIDE-GLOW(TM) fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs and maintenance. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

                  END GLOW(TM) cables are utilized to transmit cool, ultra violet and heat free light from a remote light source to the object or area being lighted. The Company markets its END GLOW(TM) cables in conjunction with its line of light sources and lighting accessories for a variety of applications from swimming pool and spa lighting to display case lighting and residential landscape lighting. END GLOW(TM) cables allow for unique lighting of areas or objects with the added benefits of fiber optics. Utilizing its state of the art fiber optic cabling systems, the Company is able to custom manufacture END GLOW(TM) cables to user specifications, in order to deliver the required amount of light to the object at the most affordable cost.

                  The Company's SIDE-GLOW(TM) and END GLOW(TM) cables have been incorporated in locations worldwide, including the Hard Rock Cafe in Dubai, the Race For Atlantis IMAX Theater in Ceasar's Forum, Las Vegas, Nevada, and the Victorian Arts Center in Sydney, Australia.

                  During 1997, Company's SIDE-GLOW(TM) and END GLOW(TM) cable products accounted for approximately 50% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and therefore, the Company intends to devote the majority of its engineering and sales and marketing efforts to expand this area of its business and the related light source product line described below.

LIGHT SOURCES

                  The Company manufactures a variety of light sources used in conjunction with the Company's SIDE- GLOW(TM) and END GLOW(TM) fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet standards established by Underwriters Laboratories and comparable certifying bodies worldwide. During 1997, the Company introduced the SV1500 series of light sources for the display case and interior theme lighting industry, as well as a DMX based control system compatible with its SV2000 series specifically for use in the entertainment industry. In addition to the aforementioned, the Company currently manufactures the SV750 light source series for endpoint fiber optic applications and certain SIDE-GLOW(TM) applications; the SV250 series for swimming pool and residential applications; the SV2000 series for commercial lighting and signage; and the SV4000 series for high end lighting projects.
The Company also manufactures a wide variety of custom light sources for specific market needs based on a survey of the customer's lighting application.

                  The Company utilizes control systems with its light sources to allow for customization of lighting systems. All of the Company's light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using the Company's proprietary control systems to create special lighting effects.

                  The Company's light source product lines represented approximately 23% of the Company's total revenue during 1997. Management believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

         ENDPOINT SIGNS AND DISPLAYS

                  The Company designs, manufactures, and installs endpoint fiber optic signs and custom displays for advertising, signage and point of purchase displays. Custom patterns are created using sophisticated design tools and software, which are then tailored to customer specifications. These patterns are fed into automated equipment to produce drilled patterns in the subject material. Fiber optic filaments are then placed, treated and gathered to a light source. Utilizing a variety of techniques, the fibers are then ordered within the light source and computer generated color disk assembly to create the desired visual effects.

                  In May, 1997, the Company completed what the Company believes to be the world's largest single integrated fiber optic display. The contract for the display was signed in June, 1996. The Company also designed and produced the previous two world's largest displays. Management believes this type of acknowledged industry expertise enhances the Company's position as the world leader in the full range of fiber optic lighting options, and provides visibility for the marketing of the Company's other fiber optic lighting products.
                  During 1997, endpoint signs and displays accounted for approximately 22% of the Company's total revenues.

         LIGHTING ACCESSORIES

                  The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, downlights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. During 1997, the Company expanded its line of accessories and fixtures, particularly in the decorative theme area. Management believes that providing the fixtures and accessories to the market enhances the Company's ability to market its fiber optic products as a full lighting package, as opposed to a component line.

                 During 1997, lighting accessories accounted for approximately 5% of the Company's total revenues.


SALES AND MARKETING

                  The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users. The Company currently markets to the Architectural Lighting market through a network of lighting agents and specifiers throughout North America. In September 1996, the Company signed an exclusive distribution and marketing agreement with Hayward Pool Products ("Hayward"), the world's largest pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the Pool and Spa lighting market. The Company derived 25% of total revenues from Hayward in 1997. The Company utilizes direct marketing for its Signage product lines worldwide in order to reduce end use costs. In October 1997, the Company signed an exclusive agreement with the Jim Pattison Sign Group/Western Region for the rights to market and sell the Company's Signage products to the sign industry in the Western Provinces of Canada. Endpoint signs and displays are also marketed direct to end users, principally Fortune 500 companies worldwide.

                  The Company derived 25% of total revenues from international sales in 1997. The Company has entered into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and business practices.

MANUFACTURING AND SUPPLIERS

                  The fiber optic strands used in the Company's endpoint signs and displays as well as the production of its SIDE-GLOW(TM) and END GLOW(TM) cables are purchased from several key suppliers. In October 1994, the Company entered into a contract for the design and purchase of customized cabling and extrusion equipment in order to produce its SIDE-GLOW(TM) and END GLOW(TM) and END GLOW(TM) cables. The equipment became operational in December 1995. In August, 1997, concurrent with the Company's relocation to its new facility, the cabling and extrusion equipment were upgraded and retrofitted to increase quality and production capability. Revision of the manufacturing process has allowed the Company to increase quality while realizing improved gross margins on its SIDE-GLOW(TM) and END GLOW(TM) cable products. The Company believes that as the volume of product produced increases, the equipment may further reduce the manufacturing costs of its SIDE-GLOW(TM) and END GLOW(TM) cables, and therefore allow the Company to offer its products to the market at prices equivalent to neon lighting. The Company maintains outside manufacturing capabilities for these products in the event the cabling and extrusion equipment were to be disabled for any period of time. The Company manufactures the lights sources and control systems used with its SIDE-GLOW(TM) and END

GLOW(TM) cables and endpoint displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary and the Company has U.S. patents issued with respect to this design. All endpoint displays are manufactured directly by the Company based on the clients' specifications, or designed jointly with the Company's highly experienced personnel. The Company believes its ability to offer a full range of products and design, engineering and support services are unique in the market place, and are important to its future prospects for growth.

                  The Company's strategy is to continue to reduce materials costs and reduce its dependence on outside suppliers by expanding its manufacturing capabilities and engineering its products around off the shelf components combined with its proprietary designs. The relocation of the Company's operations to a larger facility has initially increased manufacturing overhead costs, but Management believes the relocation is critical to the Company's ability to meet projected demand in future periods, and may ultimately reduce unit overhead costs due to efficiencies gained from better manufacturing flow. The Company continues to perform research and development to further lower the cost of production of all existing products. The
Company also plans to develop additional products and identify new markets and distribution channels.

                  The Company will continue to purchase the fiber optic strands from several Japanese suppliers. While the Company believes alternative sources for fiber optics are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(TM) and END GLOW(TM) cables require fiber optic material of a higher quality than the Company believes is currently available elsewhere. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse affect on the Company's operations until such time, if ever, as an alternative supplier could be found which could provide the quality level in the amounts the Company requires (several possible suppliers have been identified) or until such time as the Company could implement its own production capabilities.

RESEARCH AND PRODUCT DEVELOPMENT

                 The Company considers its ability to constantly improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications to be critical to the growth of the Company. The Company believes this responsiveness to the market to be an important differentiating factor, and will continue to seek rapid response to market trends. Management believes that the increasing market for fiber optic lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, management increased the Company's engineering and research staff in 1997. Management believes this is necessary to maintain its competitive advantage and to defend its market position.

                 During 1997, the Company spent approximately $377,000 on engineering and product development activities, which was a significant increase over approximately $192,000 expended in fiscal 1996. The Company believes its success will depend, in large part, on its ability to continue to improve and enhance its existing products and to develop new products and applications for its technologies. In addition, Management believes it must continue to improve gross margins on all product lines through engineering and research.

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

COMPETITION

                 The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in fiber optic lighting. Additionally, Management is aware that several larger companies currently engaged in traditional lighting technologies or lighting component manufacture may be considering entering the fiber optic lighting market through acquisition or formation of divisions or subsidiaries dedicated to penetrating the fiber optic lighting market. There can be no assurance that a large conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company's operating results.

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

                 The Company's products may not favorably compete with traditional lighting on the basis of price for smaller lighting systems and in particular with neon systems in smaller scale applications, which comprise a large portion of the available market. Additionally, fiber optic lighting systems do not equal neon brightness in a cost-effective manner for many applications. In applications calling for maximum brightness and competitive cost, the Company's products may not be able to compete effectively with traditional lighting products.

                 The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by the Company's SIDE-GLOW(TM) and END GLOW(TM) cables and light source products. These companies utilize a similar technology to that used by the Company and compete generally on the basis of price and quality. The Company believes it has the lowest cost structure of all current competitors in this industry, and may compete favorably in markets where price is the central issue. The Company's quality control system will also allow the Company to compete on the basis of quality of product and services delivered. There can be no assurance, however, that the current competitors directly involved in this industry will not develop processes or technology which will allow them to decrease their costs, and consequently, erode the Company's price advantage.

                 The Company's endpoint signs and displays compete with numerous smaller companies utilizing the same or similar technologies, including fiber optic, neon, LED and plasma displays. In the area of custom displays and signs, the Company's expertise in the field and history of worldwide major installations have established the Company as the world leader in this category. The Company's smaller point of purchase signs compete directly on a price basis with these smaller companies, including several foreign competitors whose lower labor costs allow them to achieve a price advantage over the Company's products. These point of purchase products also compete to some extent with customary point of purchase signage which is considerably less expensive than fiber optic products. The Company believes that the quality of its products is equal to or superior to those offered by its competitors and that its products offer unique advantages over customary signage, such as color changing, aesthetically pleasing special effects, and motion.

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

                 The Company has been issued a United States patent relating to the reflective center core used in the process of manufacturing its SIDE-GLOW(TM) cables and has received Patent Cooperation Treaty protection of this patent overseas. The Company also has two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, the Company has acquired a United States patent related to the method of manufacture of a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, the Company believes that expansion of the applications for its fiber optic technologies are important to the possible achievement of future growth objectives. The Company has a fifth patent related to its light source technology and a device for connecting fiber optic cables to the light source. Finally, the Company has filed several patent applications for devices and manufacturing methods which it considers to be significant to its operations.

                 The Company will continue to seek patent protection where appropriate for future developments, improvements and enhancements to its technology. There can be no assurance, however, that the Company's patent or patents that may be issued in the future will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products.

                 The Company has obtained approval for a registered trademark for the "Super Vision" name, and has filed for a European community trademark. Additionally, the Company has obtained a registered trademark on the brand name SIDE GLOW(TM) related to the Company's fiber optic cables, and a European community trademark application has been filed as well. The Company also has applied for a trademark on the brand name END GLOW(TM), and received provisional approval. One company has challenged the END GLOW(TM) application, and while the Company intends to aggressively defend its position, there can be no assurance that it will be successful in defending these challenges to the END GLOW(TM) mark. The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

                 At March 18, 1998, the Company had 65 full-time employees including six in research and development, 16 in sales, marketing and customer service, 10 in finance and administration and 33 in production and quality control. None of the Company's employees is currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.


COMPUTERS: YEAR 2000

                 As the year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (i.e., "97" is stored on the system and represents the year 1997). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company does not anticipate incurring additional expenditures to upgrade its current software and hardware equipment in relation to the "year 2000" issue. The developers of the accounting software and operating systems that the Company currently uses have submitted written statements assuring the Company that the software has the capability to handle Year 2000 issues and the Company will not have to incur further costs for upgrades.

Item 2.  Description of Property.

                          The Company's executive offices and manufacturing
facility are located in approximately 72,000 square feet of leased space in Orlando, Florida. The lease expires in May 2012 and provides for a base monthly rental of approximately $64,500. An entity ("Max King Realty") controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's facilities.

Item 3.  Legal Proceedings.

                          There are currently no material legal proceedings to
which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security-Holders.

                          No matters were submitted to a vote of the security
holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

                 (a) The Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 1996 and 1997 as reported by The Nasdaq Stock Market, Inc.


                                        Bid Prices
                              High                      Low
                              ----                      ---
Year ended
December 31, 1996

First Quarter                 7-1/8                   6-13/16
Second Quarter                8-9/16                  8
Third Quarter                 8-3/16                  7-11/16
Fourth Quarter                8-1/8                   7-11/16

Year ended
December 31, 1997

First Quarter                 8-31/64                 6
Second Quarter                9                       6-13/32
Third Quarter                10-5/32                  8-15/64
Fourth Quarter                9-33/64                 5-13/64




         Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                 (b) The number of holders of record of the Company's Class A Common Stock as of March 18, 1998 is 45.

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

LIQUIDITY AND CAPITAL RESOURCES

                 At December 31, 1997, the Company had working capital of $5,377,663.

                 Cash decreased by approximately $850,000 during the year ended December 31, 1997 primarily as a result of the Company's relocation to a new combined headquarters and manufacturing facility. The Company signed a fifteen year lease for an approximately 72,000 square foot building in Orlando, Florida. The facility has been recorded as a capital lease, and recorded at a value of $3,081,000. Approximately $825,000 was expended in tenant improvements of the facility. An additional $275,000 was used to acquire computer equipment, warehouse equipment and furniture for the facility.

                 Trade accounts receivable increased to approximately $1,501,000 for the year ended December 31, 1997. The increase was due primarily to purchases of swimming pool lighting products by Hayward under special dated credit terms that are commonly extended in the swimming pool industry. The amount of the dated receivables is approximately $524,000.

                 During the year ended December 31, 1997, the Company expanded inventory by approximately $222,000. This expansion was due to increased levels of the Company's swimming pool and spa product lines to support the pool and spa segment, and to an increase in raw material fiber products due to a planned maintenance shut down by one of the Company's fiber optic suppliers. Management believes that these inventory levels should be sufficient to supply current and projected revenue growth.

                 The Company used approximately $1,295,000 in 1997 in the expansion of property and equipment, primarily in the relocation of the Company's previous manufacturing and production facilities to a 72,000 square foot operating center. Approximately $1,100,000 was utilized to implement tenant improvements to the facility to accommodate the Company's specialized operations, and to purchase information technology hardware, storage equipment and office furniture for the facility. An additional amount of approximately $195,000 was used to acquire customized manufacturing assembly lines and equipment to increase the productivity of the Company's production staff. Management believes these capacity increases may be needed to meet projected demand, and the facility relocation will allow the Company to meet future growth plans.

                 Accounts payable decreased approximately $85,000 for the year ended December 31, 1997, primarily due to utilization of prompt payment discounts on inventory purchases. Accrued liabilities decreased approximately $194,000 as of December 31, 1997. As of December 31, 1996, the Company had amounts accrued in connection with the Company's relocation to its new facility, which occurred in August, 1997. Accrued compensation decreased $95,000 as of December 31, 1997. Year-end bonuses were accrued as of December 31, 1996, which were paid in January, 1997. No bonuses were earned or accrued as of December 31, 1997.

                 Capital lease obligations increased to approximately $3,148,000 as of December 31, 1997. In August, 1997, the Company's executive offices and manufacturing facilities were relocated to an approximately 72,000 square foot space in Orlando, Florida which is occupied pursuant to a lease which expires in May 2012 and provides for a base monthly rental of approximately $64,500. An entity ("Max King Realty") controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's executive offices. The lease is accounted for as a capital lease obligation.

                 The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as planned expansion.

                 In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such individuals (the "Escrow Shares"). In the event any shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes as required by Generally Accepted Accounting Principles (GAAP). As of March 31, 1997, Brett Kingstone, the CEO and Chairman, voluntarily retired

2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury. The Company currently has 26,130 shares of Class B Common Stock held in escrow. In the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company may, in the event of the release of the remaining shares from escrow, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, charges which might have the effect of increasing the Company's loss or reducing or eliminating earnings, if any, at such time.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

                 Revenues. Revenues are derived primarily from sales of SIDE GLOW(TM) and END GLOW(TM) fiber optic cables, light sources, endpoint signs and displays and lighting accessories. Revenues for the year ended December 31, 1997 ("1997") were approximately $9,092,000. This represented a 34% increase over the year ended December 31, 1996 ("1996"). Revenues for 1997 increased primarily as a result of continued growth in sales of the Company's pool and spa lighting products. The Company continues to experience increasing market share in this product line, and sales to the Company's exclusive distributor in the pool and spa industry, Hayward Pool Products, exceeded forecasts for 1997. Growth was also experienced in the Company's sign company sales. Management anticipates that significant growth in the pool and spa market is possible, but increased competitive response is likely. Further, Management believes that further growth in the sign company market is possible, but will require increased research into achieving neon brightness of the Company's fiber optic cables. The increase in revenues is also attributable to approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Although revenues increased from the prior year, Management noted that sales in the fourth quarter of 1997 were below expectations, resulting in revenues lower than anticipated for the year ended December 31, 1997. Adverse weather conditions, particularly in the Company's domestic markets, led to delays in shipments of orders which had been scheduled for release prior to the close of the year. Management noted that the Company ended 1997 with the highest year-end order backlog in the Company's history.

                 Gross Margin. The gross margin increased 1% from 38% in 1996 to 39% in 1997. The 1997 gross margin was favorably impacted by process improvements in the Company's fiber optic cabling and extrusion production lines, which improved product performance and resulted in increased yields, thereby increasing gross margins on these products. In conjunction with the Company's relocation to its new facility, the cabling and extrusion lines were modified to increase line speeds, which enhanced capacity, and improved the quality of the end products. The 1997 gross margin was also favorably impacted by the effects of volume purchase discounts of product components, although the full effects of these quantity discounts will not be fully realized until such time, if ever, as the Company's sales volumes result in consistently improved inventory turns. The components subject to such discounted purchase conditions are standard to many of the Company's end products, and are not associated with any single product line or market. Although margins overall improved slightly, Management noted that margin gains were offset in part due to the higher fixed operating costs resulting from the Company's relocation to its new headquarters and manufacturing facility. In August 1997, the Company relocated from its previous facilities to a single combined use building. Fixed operating costs include lease costs, utilities, insurance and other costs of facility maintenance and operation. Management believes that the increased costs associated with the new facility are necessary for the Company to compete effectively in the market, and may result in eventual margin increases due to improved manufacturing methods and product flow in the new facility. Additional offset in margin improvements resulting from production efficiencies was experienced due to downward price pressures in the Company's pool and spa product lines, as competitors in the category responded to the increased market penetration of the Company's products. Management believes such pressures may continue as existing and new competitors attempt to react to the Company's growth strategies and regain market share from the Company. Management plans to respond to these competitive strategies by offering improved products to the market and attempting to further reduce costs of manufacturing these products.

                 Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2,792,000 for 1997 compared to approximately $2,042,000 for 1996, an increase of 37%. During 1997, the Company greatly increased its attendance at market specific trade shows, which resulted in increased advertising and travel related costs. The Company also produced a new product catalog, price guides, and fiber optic lighting overview video in order to attempt to further expand market awareness of the Company's products. In addition, the Company increased personnel in the marketing, sales and customer service areas to support increased requests for information regarding the Company and its products. Management believes these personnel increases are necessary to support the anticipated further growth in interest regarding the Company's products. Management also noted that a one-time charge of approximately $105,000 was incurred related to the physical relocation of the Company's personnel and operations to the new facility, which increased general and administrative expenses.

                 Research and Development. Research and development costs were approximately $377,000 for 1997 compared to approximately $192,000 for 1996, an increase of 96%. The Company increased staffing levels in the area of engineering and research in order to shorten development time of new product lines and redesign of existing products to enhance performance and reduce costs of these products. During 1997, the Company introduced its DMX compatible light sources for the entertainment industry, and a dimming system for halide based lighting systems compatible with industry standard automated dimming control systems which is targeted for the theater and high end residential markets. Additional expenses were incurred in the research and testing of several promising technologies in the areas of lamp and reflector design and fiber optic materials. Management believes these increased research levels are necessary due to competitive pressures in the market place for improved fiber optic lighting systems. It also ensures the Company is potentially able to retain its competitive advantages in the market in the event larger, conventional lighting companies enter into the fiber optic lighting market. Management believes research and development costs may rise in future periods as the Company performs research which is based on improving existing technologies, or developing new technology, as opposed to adaptation of current technology to new products. While the Company intends to continue its low cost development efforts, new research into lamp technology, improved cable brightness and other long term efforts may require sustained increases in research and development costs.

                 Interest. The Company had net interest income for 1997 of approximately $150,000 compared to approximately $136,000 for 1996 due to higher average cash balances during the year, prior to the Company's relocation. Interest expense increased from approximately $2,500 in 1996 to approximately $273,000 for 1997, due to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

                 Income Tax. In 1996 the Company realized an income tax benefit of $230,000 compared to a tax expense in 1997 of $(82,000). The income tax benefit for 1996 was due to recognition of a deferred tax asset of $230,000 under FAS 109. Management believed that as of December 31, 1996, it was more likely than not that the Company will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration. Management believes that some valuation allowance is appropriate given a conservative estimate of future taxable income. If the Company achieves sufficient profitability to utilize a greater portion of the deferred tax asset, the valuation allowance will be reduced through a credit to income. See
Note 8 of Notes to Financial Statements. During 1997, no such income tax benefit was realized.

                 Net Income. Net income for 1997 was approximately $95,000, or $0.04 per share-diluted, compared to net income of approximately $711,000, or $.34 per share-diluted, for 1996. The decrease is attributable to the increase in costs and one-time expenses related to the Company's relocation to its new manufacturing facility. The Company realized a loss on disposal of assets of approximately $100,000 related to the relocation of the Company to the new operating facility. Leasehold improvements on the Company's previous facilities were written off, and certain pieces of equipment and furniture were disposed of in the relocation. The decrease is further attributable to fourth quarter revenues that were below Management's expectations. Also included in 1996 net income was $230,000 of income tax benefits, or $0.11 per share-diluted, compared to tax expense of $(82,000), or $(.03) per share-diluted for 1997.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

                 Forward looking information; statements contained in this document that state the Company's or Management's anticipations, beliefs, expectations, hopes, intentions, predictions and/or strategies which are not purely historical in fact or which apply prospectively are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21 of the Securities Exchange Act of 1934, as amended. All forward-looking statements contained in this document reflect Management's opinions only as of the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence in suppliers, product demand, the ability to timely respond to rapid changes in technology, the ability to attract and retain qualified engineering and production personnel, infringement on or a challenge to the Company's proprietary information, and changes in economic conditions. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other SEC filings. Copies of these filings are available from the Company and/or the SEC.

Item 7.  Financial Statements

                 The following financial statements are filed as part of this report. This information appears in a separate section of this report.


                                                                Page
                                                                 ----
      Report of Independent Certified Public Accountants
         - Ernst & Young LLP                                     F-2

      Report of Independent Certified Public Accountants
         - Coopers & Lybrand L.L.P.                              F-3

      Balance Sheets as of December 31, 1997 and 1996            F-4

      Statements of Income for the years ended
         December 31, 1997 and 1996                              F-5

      Statements of Stockholders' Equity for the years
         ended December 31, 1997 and 1996                        F-6

      Statements of Cash Flows for the years ended
         December 31, 1997 and 1996                              F-7

      Notes to the Financial Statements                          F-8




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


                 The Company's independent auditors from January 1, 1997 through September 30, 1997 was Coopers & Lybrand, L.L.P.("C&L"). The Company terminated C&L on September 30, 1997. The Company's decision to terminate C&L was based on performance issues and was not the result of any dispute with C&L concerning accounting issues. The Company's decision was subsequently ratified by its Board of Directors; at the time of termination, the Company did not have an audit or similar committee charged with recommending or otherwise approving the decision to terminate C&L.

                 The reports of C&L on the Company's financial statements as of and for the two years ended December 31, 1996 and December 31, 1995 did not contain an adverse opinion or a disclaimer or opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                 During the Company's two most recent fiscal years ended December 31, 1996 and December 31, 1995, and during the interim periods up to the date of its termination, C&L claims there was a disagreement with the Company as to the proposed accounting treatment for a lease (the "Lease") with an entity owned by the Company's CEO for the Company's new principal executive offices located in Orlando, Florida. The issue identified by C&L was whether the Lease should be accounted for as a capital lease or an operating lease.
C&L took the position that the Lease should be accounted for as a capital lease. The Company, believing it had bona fide arguments that the Lease should be accounted for as an operating lease, asked C&L's local office to appeal its determination first to a regional, and later based on new information, to a national level. The question during both of these appeals was the appropriate interpretation of "fair market value" with respect to the Lease. C&L ultimately determined that the Lease should be accounted for as a capital lease. The Company accepted this final determination and informed C&L, through the Company's Chief Financial Officer, that the Lease would be accounted for in accordance with C&L's finding. The Company believes that the accounting for the Lease has been finalized by communicating its acceptance of C&L's finding and the Company's agreement to account for the Lease as recommended by C&L.

                 The Company's Board of Directors did not discuss the disagreement with C&L.

                 The Company has authorized C&L to respond fully to inquiries of the successor accountant concerning the subject matter of the aforementioned dispute.

                                    PART III

Items 9 through 12:

                 The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and Management), and Item 12 (Certain Relationships and Related Transactions) is incorporated by reference from the Registrant's definitive proxy statement for its Annual Stockholders Meeting to be held on May 4, 1998.

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

                  10.2      Employment Agreement with Brett Kingstone (1)

                  10.3      Form of Indemnification Agreement (1)

                  10.4      Lease for Facility at Viscount Row (1)

                  10.5      Bank Loan Agreement with Barnett Bank (1)

                  10.6      Stock Purchase Agreement with Hayward Industries,
                            Inc. (2)

                  10.7      Warrant Agreement with Brett M. Kingstone (3)

                  16        Letter on change in certifying accountant (4)

                  23.1      Consent of Ernst & Young LLP (4)

                  23.2      Consent of Coopers & Lybrand L.L.P. (4)

                  27.1      Financial Data Schedule (4)

                  27.2      Financial Data Schedule (4)


         (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-74742)

         (2) Incorporated by reference from the Company's Form 8-K filed on October 9, 1997 (File No. 0-23590)

         (3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-23590)

         (4)     Filed herewith

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on October 1, 1996 to report the agreement with Hayward Industries, Inc. to sell 249,420 shares of stock and enter into a distributorship arrangement for sale of fiber optic pool and spa lighting products. The Company also filed a report on Form 8-K on October 6, 1997 and amendments thereto on October 9, 1997, October 17, 1997 and December 12, 1997 regarding the change in independent accountants.

                       SUPER VISION INTERNATIONAL, INC.

                        INDEX TO FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
Report of Independent Accountants - Ernst & Young LLP                        F-2

Report of Independent Accountants - Coopers & Lybrand L.L.P.                 F-3

Balance Sheets as of December 31, 1997 and 1996                              F-4

Statements of Income for the years ended
   December 31, 1997 and 1996                                                F-5

Statements of Stockholders' Equity for the years
   ended December 31, 1997 and 1996                                          F-6

Statements of Cash Flows for the years ended
   December 31, 1997 and 1996                                                F-7

Notes to the Financial Statements                                            F-8


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of Super Vision International, Inc. as of December 31, 1997, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP


Orlando, Florida
February 13, 1998

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of Super Vision International, Inc. as of December 31, 1996, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.


Orlando, Florida
February 14, 1997

SUPER VISION INTERNATIONAL, INC.

BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                                1997              1996
                                                                            -----------       ------------
                                   ASSETS

  Current Assets:
     Cash and cash equivalents                                             $  2,478,145       $  3,327,965
     Investments                                                                102,121            107,667
     Trade accounts receivable less allowance for
       doubtful accounts of $156,517 and $41,866
       at December 31, 1997 and 1996 respectively                             1,501,340          1,310,057
     Inventories, less inventory reserve of $52,045 and $81,628
       at December 31, 1997 and 1996 respectively                             2,142,754          1,921,103
     Advances to employees                                                       14,313             25,524
     Deferred income taxes                                                      119,185            185,865
     Other assets                                                                98,812             72,781
                                                                           ------------       ------------
                    Total current assets                                      6,456,670          6,950,962
                                                                           ------------       ------------
  Property and Equipment:
     Machinery and equipment                                                  1,283,345          1,240,042
     Furniture and fixtures                                                     270,200            136,264
     Computers                                                                  342,991            225,002
     Vehicles                                                                    16,581             16,581
     Leasehold improvements                                                     879,792            146,817
     Property held under capital lease                                        3,081,000                  -
                                                                           ------------       ------------
                                                                              5,873,909          1,764,706
     Less accumulated depreciation                                             (526,436)          (325,957)
                                                                           ------------       ------------
                    Net property and equipment                                5,347,473          1,438,749
                                                                           ------------       ------------
  Deferred income taxes                                                          39,631             63,523
                                                                           ------------       ------------
  Other assets                                                                  183,034           165,966
                                                                           ------------       ------------
                                                                           $ 12,026,808       $  8,619,200
                                                                           ============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
     Accounts payable                                                      $    935,943       $  1,020,478
     Accrued compensation and benefits                                           45,225            139,769
     Deposits                                                                    97,839             51,814
     Accrued liabilities                                                              -            194,247
     Payments in excess of costs and recognized profit on
       uncompleted contracts                                                          -             53,702
     Income taxes                                                                     -             19,388
                                                                           ------------       ------------
                   Total current liabilities                                  1,079,007          1,479,398
                                                                           ------------       ------------
  Obligation under capital lease                                              3,148,359                  -
                                                                           ------------       ------------
  Commitments

  Stockholders' Equity:
     Preferred stock; $.001 par value, 5,000,000 shares authorized;
        none issued                                                                   -                  -
     Class A common stock, $.001 par value, authorized
        16,610,866 shares, 1,770,049 and 1,680,946 issued and
        outstanding at December 31, 1997 and 1996 respectively                    1,770              1,681
     Class B common stock, $.001 par value, 3,389,134 shares
        authorized, 483,264 and 3,375,134 issued and outstanding
        at December 31, 1997 and 1996 respectively                                  483              3,375
     Additional paid in capital                                               8,201,040          7,633,653
     Retained earnings (deficit)                                               (403,851)          (498,907)
                                                                           ------------       ------------
                   Total stockholders' equity                                 7,799,442          7,139,802
                                                                           ------------       ------------
                                                                           $ 12,026,808       $  8,619,200
                                                                           ============       ============

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF INCOME



                                                                                    YEAR ENDED
                                                                                    DECEMBER 31,
                                                                               1997             1996
                                                                            ----------       ----------
Revenues                                                                    $9,091,700       $6,805,473


Costs and Expenses:
     Cost of sales                                                           5,520,987        4,216,104
     Selling, general, and administrative                                    2,792,294        2,041,732
     Research and development                                                  376,653          192,042
                                                                            ----------       ----------
                Total costs and expenses                                     8,689,934        6,449,878
                                                                            ----------       ----------
Operating Income                                                               401,766          355,595
                                                                            ----------       ----------

Non-Operating Income (Expenses):
     Interest Income                                                           149,655          136,274
     Interest expense                                                         (273,436)          (2,509)
     Net loss on disposal of assets                                           (100,482)          (8,775)
                                                                            ----------       ----------
                Total non-operating income (expense)                          (224,263)         124,990
                                                                            ----------       ----------

Income Before Income Taxes                                                     177,503          480,585

Income Taxes (Benefit)                                                          82,447         (230,000)
                                                                            ----------       ----------
Net Income                                                                  $   95,056       $  710,585
                                                                            ==========       ==========

Income Per Common Share:

    Basic                                                                   $     0.04       $     0.35
                                                                            ==========       ==========

    Diluted                                                                 $     0.04       $     0.34
                                                                            ==========       ==========


See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                 Common Stock
                                               ------------------------------------------------
                                                                                                   Additional       Retained
                                                      Class A                    Class B            Paid-in         Earnings
                                                Shares       Amount        Shares       Amount      Capital         (Deficit)
                                               ----------   -------     -----------     -------   ----------     -------------
Balance, January 1, 1996                      1,428,966     $ 1,429     3,375,134        $ 3,375    $5,669,423    $  (1,209,492)


   Sale of common stock, net of
     issuance cost                              249,480         250             -              -     1,945,480                -


   Exercise of Class A warrants                   2,500           2             -              -        18,750                -


   Net income                                         -           -             -              -             -          710,585

                                              ---------     -------    ----------        -------    ----------    --------------
Balance, December 31, 1996                    1,680,946       1,681     3,375,134          3,375     7,633,653         (498,907)


   Retirement of Class B escrow
      shares                                          -           -    (2,891,870)        (2,892)        2,892                -


   Exercise of Class A warrants                  38,000          38             -              -       255,212                -


   Exercise of employee stock options            51,103          51             -              -       309,283                -


   Net Income                                         -           -             -              -             -           95,056

                                              ---------     -------       -------        -------    ---------     -------------
Balance, December 31, 1997                    1,770,049     $ 1,770       483,264        $   483    $8,201,040    $    (403,851)
                                              =========     =======       =======        =======    ==========    =============

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                                     1997             1996
                                                                  -----------     -----------
Cash Flows from Operating Activities
   Net income                                                    $   95,056       $  710,585
                                                                 ----------       ----------
   Adjustments to reconcile net income to net cash
   used in operating activities:
       Depreciation                                                 359,147          165,030
       Net loss on disposal of fixed assets                         100,482            8,775
       Amortization of intangible assets                              6,718           13,786
       Accretion of capital lease obligation                         67,359                -
       Deferred income taxes                                         90,572         (249,388)
       Changes in operating assets and liabilities:
           Increase in:
                Account receivable                                 (191,283)        (979,487)
                Inventories                                        (221,651)      (1,021,755)
                Other assets                                        (22,320)        (132,187)
           (Decrease) increase in:
                Accounts payable                                    (84,535)         721,817
                Accrued liabilities                                (194,247)         125,612
                Accrued compensation and benefits                   (94,544)         139,769
                Deposits                                             46,025              980
                Payments in excess of costs and
                  recognized profit on uncompleted
                  contracts                                         (53,702)          43,369
                Income taxes                                        (19,388)          19,388
                                                                 ----------       ----------
                    Total adjustments                              (211,367)      (1,144,291)
                                                                 ----------       ----------
                    Net cash used in operating
                    activities                                     (116,311)        (433,706)
                                                                 ----------       ----------

Cash Flows from Investing Activities:
   Purchase of investments                                         (100,041)        (107,667)
   Proceeds from investments                                        105,587                -
   Acquisition of patents                                           (14,128)         (16,043)
   Acquisition of trademarks                                         (2,158)          (3,025)
   Purchase of equipment and furniture                           (1,295,302)        (390,618)
   Proceeds from disposal of equipment and furniture                  7,950            9,735
                                                                 ----------       ----------

                    Net cash used in investing
                    activities                                   (1,298,092)        (507,618)
                                                                 ----------       ----------

Cash Flows from Financing Activities:
   Cost of issuance of common stock                                 (15,000)         (54,268)
   Proceeds from exercise of stock options                          309,333                -
   Proceeds from Class A warrants exercised                         270,250           18,750
   Repayment of note to officer                                           -          (22,968)
   Sale of common stock                                                   -        2,000,000
                                                                 ----------       ----------
                    Net cash provided by financing
                    activities                                      564,583        1,941,514
                                                                 ----------       ----------

Net Increase (Decrease) in Cash and Cash Equivalents               (849,820)       1,000,190

Cash and Cash Equivalents, Beginning of Year                      3,327,965        2,327,775
                                                                 ----------       ----------

Cash and Cash Equivalents, End of Year                           $2,478,145       $3,327,965
                                                                 ==========       ==========




See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 1997 and 1996


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

            INVESTMENTS - Investments consist of held to maturity debt securities carried at amortized cost which approximates market value.

            INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method), or market. Provision is made for any inventory deemed excessive or obsolete.

            PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying statements of income and accumulated depreciation in the accompanying balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

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

Years Ended December 31, 1997 and 1996


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

            EARNINGS PER SHARE - In 1997, the FASB issued SFAS No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

            STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 "Accounting for Stock-Based Compensation."

            SFAS NO. 129, "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE." In February 1997, the FASB issued SFAS Statement No. 129, "Disclosure of Information about Capital Structure," which is applicable to all companies. Capital structure disclosures required by Statement 129 including liquidation preferences of preferred stock, information about the pertinent rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock that are redeemable at fixed or determinable prices on fixed or determinable dates. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:


            SFAS NO. 130, "REPORTING COMPREHENSIVE INCOME." In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial Statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

            SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." - Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997.

            The Company intends to adopt the provisions of SFAS 129, 130 and 131 in 1998 and does not expect their application to have a material impact on the financial statements of the Company.


   2.       INVENTORIES:

            Inventories consist of the following at December 31, 1997 and 1996:

                                                     1997            1996
                                                 -------------   ------------
Raw materials                                   $1,635,278         $1,334,429
Work in process                                          -             50,122
Finished goods                                     559,521            618,180
                                                ----------         ----------
                                                 2,194,799          2,002,731
Less: Reserve for excess inventory                 (52,045)           (81,628)
                                                ----------         ----------
              Net inventory                     $2,142,754         $1,921,103
                                                ==========         ==========


SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   3.       CAPITAL LEASE OBLIGATION:

            Effective June 15, 1997, the Company leases its operating facility from a corporation owned by the Company's chief executive officer. The lease has a fifteen-year term extending through June 15, 2012.

            Assets recorded under capital lease and included in Property and Equipment are as follows:

                            Office/Warehouse building                     $  3,081,000
                            Less accumulated amortization                     (102,700)
                                                                          ------------
                                                                          $  2,978,300
                                                                          ============

            At December 31, 1997, the future minimum lease payments for the capital lease are as follows:

                         1998                                     $     471,900
                         1999                                           553,097
                         2000                                           581,520
                         2001                                           598,481
                         2002                                           610,596
                         2003 and thereafter                          6,533,379
                                                                  -------------
                         Minimum lease payments                       9,348,973
                         Less amount representing interest
                            And executory costs                      (6,200,614)
                                                                  -------------
                         Present value of net minimum lease
                            payments under capital lease          $   3,148,359
                                                                  =============

            Deposits paid under this lease agreement totaled $58,167 and $88,750 at December 31, 1997 and 1996, respectively.

            The Company had leased its prior operating facility from the Company's chief executive officer. Rents paid under this operating lease were $96,892 and $113,272 in 1997 and 1996, respectively.

   4.       NOTE PAYABLE TO OFFICER:

            Note payable to officer consisted of a demand note payable owed to the chief executive officer of the Company. This note was only to be repaid from proceeds due to the exercise of the Class B warrants. However, during 1996, the Company received approval from the underwriter of the Company's initial public offering and the Board of Directors to repay the outstanding balance on the loan. Repayment of the loan consisted of $22,968 in principal and $24,883 in accrued interest.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   5.       CONCENTRATION OF RISK:

            The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash and cash equivalents in money market funds with a major brokerage firm. These money market funds are uninsured. The total amount invested in money market funds at December 31, 1997 and 1996 was $1,842,810 and $2,868,561, respectively.

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


   6.       INCOME TAXES:
            The provision (benefit) for income taxes for the years ended December 31, 1997 and 1996 are as follows:


                                                          1997            1996
                                                      ----------       ----------
                Current:
                  Federal                             $  (8,125)       $  19,388
                  State                                       -                -
                                                      ---------        ---------
                     Total                               (8,125)          19,388
                                                      ---------        ---------

                Deferred:
                  Federal                                77,334         (216,144)
                  State                                  13,238          (33,244)
                                                      ---------        ---------
                     Total                               90,572         (249,388)
                                                      ---------        ---------
                     Total Expense (Benefit)          $  82,447        $(230,000)
                                                      =========        =========



            As of December 31, 1997, the Company had approximately $664,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2012.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   6.       INCOME TAXES - CONTINUED:

            Components of deferred tax assets (liabilities) are as follows:

                                                                               December 31,
                                                                          1997            1996
                                                                        ----------     ----------
                          Accounts receivables                          $ 58,897       $      -
                          Long-term contract                              (5,326)        84,521
                          Inventory                                       46,191         62,912
                          Accrued expenses                                10,017         42,522
                          Depreciation                                  (118,330)       (63,708)
                          Other                                          (10,178)        19,834
                          Tax credits                                     11,157         19,388
                          Net operating loss carry forwards              250,017        167,548
                                                                        --------       --------
                                                                         242,445        333,017
                          Valuation allowance                            (83,629)       (83,629)
                                                                        --------       --------
                                                                        $158,816       $249,388
                                                                        ========       ========


            The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense (benefit) in the statements of income for the years ended December 31, 1997 and 1996:

                                                               1997                   1996
                                                     ---------------------    ----------------------
                                                       Amount         %         Amount         %
                                                     ----------   --------    ----------    --------
           Tax computed at statutory federal
             rate                                    $  60,351      34.00%      $ 163,399     34.00%

           State taxes (benefits)                        7,943       4.48         (21,941)    (4.56)

           Reduction of valuation allowance                  -          -        (374,017)   (77.83)

           Non-deductible expenses                      14,047       7.91           3,992      0.83

           Other, net                                      106        .06          (1,433)    (0.30)
                                                     ---------     ------       ----------   ------
           Income tax expense (benefit)              $  82,447      46.45%      $(230,000)   (47.86)%
                                                     =========     ======       =========    ======



SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   7.       CAPITAL STOCK:

            CLASS B COMMON STOCK - Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B
            Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

            STOCK WARRANTS - At December 31, 1997, the Company has Class A and Class B Warrants to purchase shares of Class A Common Stock. The following warrants were outstanding at year-end:


                         Number of         Exercise
              Class       Shares            Price         Expiration Date
              -----      ---------         --------       ---------------
                A        1,639,500           $7.50        March 29, 1999
                B        1,420,500          $10.50        March 29, 1999



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

            CAPITAL STOCK TRANSACTION - On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward Industries, Inc. ("Hayward"). Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 1997, total vested warrants in relation to Hayward's achievement of annual minimum purchase commitments is 49,896. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to ensure that Hayward's ownership of the Company does not fall below 10% of the Company's publicly traded shares. The 522,000 warrants are exercisable only upon the occurrence of a dilutive event as defined in the Stock Purchase Agreement, at a price equal to the average closing sale price for 30 consecutive business days ending within 15 days of the dilutive event. These warrants expire in May, 1999. As of December 31, 1997, 3,800 warrants were exercisable as defined in the Stock Purchase Agreement.

            The Company had sales of $2,307,385 and $666,518 to Hayward during 1997 and 1996, respectively. Trade accounts receivable includes $523,560 and $321,901 due from Hayward at December 31, 1997 and 1996, respectively.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   7.       CAPITAL STOCK - CONTINUED:

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

            During 1997, 2,891,870 shares of Class B Common Stock which were held in escrow were voluntarily retired and returned to the Company treasury. At December 31, 1997, 26,130 shares of Class B Common Stock are held in escrow.


   8.       STOCK OPTION PLAN:

            On December 27, 1993, the Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 150,000 shares of the Company's Class A Common Stock for future issuance under the plan. Effective August 27, 1996, the Company reserved an additional 100,000 shares of the Company's Class A common stock for future issuance under the plan. Another reserve of 100,000 shares was issued effective October 24, 1997. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   8.       STOCK OPTION PLAN - CONTINUED:

            The following table summarizes activity of the stock option plan for the years ended December 31, 1997 and 1996:

                                                Options            Number of          Weighted
                                              Available for          Shares            Average
                                              Future Grant        Under Option      Option Price
                                             -------------      --------------     -------------
             Balance, January 1, 1996            38,269             107,631              5.86

                Options authorized              100,000                   -                 -
                Options granted                 (74,900)             74,900              7.71
                Options exercised                     -                   -                 -
                Options cancelled                 6,400              (6,400)             6.51
                                               --------           ---------
             Balance, December 31, 1996          69,769             176,131
                                               --------           ---------

                Options authorized              100,000                   -                 -
                Options granted                (156,600)            156,600              7.94
                Options exercised                     -             (51,103)             6.08
                Options cancelled                 9,533              (9,533)             7.31
                                               --------           ---------
             Balance, December 31, 1997          22,702             272,095
                                               ========           =========



            The weighted average fair value of options granted during 1997 and 1996 were $2.89 and $2.80 per option, respectively. At December 31, 1997, the 272,095 options outstanding under the plan are summarized in the following table:

                               Range of            Weighted              Weighted
               Option          Exercise             Average              Average
               Shares           Prices          Exercise Price        Remaining Life
             -----------      -----------       ---------------       --------------
               112,975      $5.00-$7.49              $6.20                 7.9
               159,120      $7.50-$9.25              $8.37                 9.5



            Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 1997, 137,366 options were vested and exercisable. These options are summarized below:


                              Range of            Weighted              Weighted
              Option          Exercise             Average              Average
              Shares           Prices          Exercise Price        Remaining Life
            -----------      -----------       ---------------       --------------
             105,642           $5.00-$7.49          $6.14                 7.8
              31,724           $7.50-$9.25          $8.33                 8.9


SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   8.       STOCK OPTION PLAN - CONTINUED:

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

                                                     1997             1996
                                                 ------------      -----------
           Net income:
              As reported                          95,056            710,585
              Proforma (loss)                     (51,991)           678,979

           Basic EPS:
              As reported                            0.04              0.35
              Proforma (loss)                       (0.02)             0.34

           Diluted EPS:
              As reported                            0.04              0.34
              Proforma (loss)                       (0.02)             0.32



            These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions:
                  (a)     an average discount rate of 6.17%;
                  (b) a volatility factor of 35% based upon volatility of a comparable group companies; and
                  (c)     an average expected option life of 4 years.


   9.       SIGNIFICANT CUSTOMERS:

            Sales to foreign markets and significant customers as a percentage of the Company's total revenues were as follows:

                                                            1997            1996
                                                          --------         -------
               Foreign markets                               25%             29%

               Significant customer A                        25%             10%

               Significant customer B                         0%             12%


SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996


   10.      EARNINGS PER SHARE:

            The following table sets for the computation of basic and diluted earnings per share:

                                                                               1997               1996
                                                                           -----------        -----------
            Numerator:
            Net income (numerator for basic and
               diluted earnings per share)                                $   95,056          $   710,585
                                                                          ----------          -----------
            Denominator:
            Denominator for basic earnings per share
               -weighted average shares                                    2,170,291            2,012,484

            Effect of dilutive securities:
               Options                                                        29,264               22,719
               Warrants                                                      210,349               66,877
                                                                          ----------          -----------
               Dilutive potential shares                                     239,973               89,596
            Denominator for diluted earnings per share
               -adjusted weighted average shares                           2,410,264            2,102,080

            Basic earnings per share                                      $     0.04          $      0.35
                                                                          ==========          ===========

            Diluted earnings per share                                    $     0.04          $      0.34
                                                                          ==========          ===========


            The Class B warrants, certain warrants issued to Hayward and the escrowed shares (see Note 7) are not included in the computation of earnings per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.


   11.      BENEFIT PLANS:

            The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to
            Section 401(k) of the Internal Revenue Code. The Company made matching contributions equal to 50% of the participants' contributions, to a maximum of 3% of the participants' salary, totaling $23,226 for 1997. The Company made no matching contributions for 1996.

            Beginning in 1996, the Company implemented a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees was $17,239 and $199,213 for 1997 and 1996, respectively.


   12.      ADVERTISING COSTS:

            The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses included in selling, general and administrative expenses were approximately $101,00 and $77,000 for the years ended December 31, 1997 and 1996, respectively.

SUPER VISION INTERNATIONAL, INC.

Years Ended December 31, 1997 and 1996



   13.      LINE OF CREDIT:

            The Company has available a $100,000 bank line of credit. Amounts outstanding under the line are due on demand with interest payable monthly at the prime rate (8.50% December 31, 1997). Certain securities serve as collateral for this line of credit. As of December 31, 1997 and 1996, there was no balance outstanding.


   14.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

            During 1996, the Company paid approximately $25,000 of accrued interest on a note payable to an officer.

            During 1997, the Company acquired property of $3,081,000 under a capital lease obligation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SUPER VISION INTERNATIONAL, INC.
Date: April 13, 1998                    By: /s/ Brett M. Kingstone
                                            --------------------------------
                                            Brett M. Kingstone - Chairman,
                                            Chief Executive Officer

                        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Brett M. Kingstone                                     April 13, 1997
----------------------------------
Brett M. Kingstone - Chairman of the Board
of Directors, Chief Executive Officer
(Principal Executive Officer)


 /s/ John P. Stanney                                        April 13, 1997
-----------------------------
John P. Stanney - President, Chief Operating
Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)


 /s/  Edgar Protiva                                         April 13, 1997
------------------------
Edgar Protiva - Director


 /s/ Eric Protiva                                           April 13, 1997
-----------------------
Eric Protiva - Director


 /s/ Brian McCann                                           April 13, 1997
-----------------------
Brian McCann - Director


 /s/ Anthony Castor                                         April 13, 1997
-------------------------
Anthony Castor - Director

                                 EXHIBIT INDEX


16               Letter on change of certifying accountant

23.1             Consent of Ernst & Young LLP

23.2             Consent of Coopers & Lybrand L.L.P.

27.1             Financial Data Schedule for year ended December 31, 1997

27.2             Financial Data Schedule for year ended December 31, 1996
