Form 10QSB
period 1998-03-31
SUPER VISION INTERNATIONAL INC
filed 1998-05-15
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                    --------

         [x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1998

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
         (State or Other Jurisdiction of      (I.R.S. Employer
          Incorporation or Organization)    Identification Number)


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

                     Class                 Outstanding at May 13, 1998:
         Class A Common Stock, $.001
           par value                             1,770,049 shares
         Class B Common Stock, $.001
           par value                               483,264 shares

                  Traditional Small Business Disclosure Format

                        Yes X                     No
                           ---                      ---

                        SUPER VISION INTERNATIONAL, INC.

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB




PART I.                FINANCIAL INFORMATION                                                                         Page

                  Item 1.   Financial Statements

                       Condensed Financial Statements:

                       Condensed Balance Sheets as of March 31, 1998 and December 31, 1997                              1

                       Condensed Statements of Income for the Three Months Ended March 31,
                         1998 and 1997                                                                                  2

                       Condensed Statement of Stockholders' Equity                                                      3

                       Condensed Statements of Cash Flows for the Three Months Ended March 31,
                         1998 and 1997                                                                                  4

                       Notes to Condensed Financial Statements                                                          5

                  Item 2.    Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                                                     9

PART II.               OTHER INFORMATION

               Item 5.           Other information                                                                     11

               Item 6.           Exhibits and Reports on Form 8-K                                                      11

SIGNATURES                                                                                                             12

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS


                                                                 (UNAUDITED)
                                                                   MARCH 31,       DECEMBER 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                   $  2,039,421      $  2,478,145
     Investments                                                      103,283           102,121
     Trade accounts receivable, less allowance for
         doubtful accounts of $123,231 and $156,517                 1,763,761         1,501,340
     Inventory                                                      2,490,807         2,142,754
     Advances to employees                                             23,047            14,313
     Deferred income taxes                                            119,185           119,185
     Other assets                                                     168,929            98,812
                                                                 ------------      ------------
               Total current assets                                 6,708,433         6,456,670

Property & Equipment                                                5,960,453         5,873,909
     Accumulated depreciation and amortization                       (647,935)         (526,436)
                                                                 ------------      ------------
                Net property & equipment                            5,312,518         5,347,473

Deposits on Equipment                                                   1,400              --
Deferred Income Taxes                                                  36,714            39,631
Other Assets                                                          183,415           183,034
                                                                 ------------      ------------

                                                                 $ 12,242,480      $ 12,026,808
                                                                 ============      ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable                                            $  1,158,164      $    935,943
     Accrued compensation and benefits                                 80,872            45,225
     Deposits                                                          34,208            97,839
                                                                 ------------      ------------
               Total current liabilities                            1,273,244         1,079,007

Obligation Under Capital Lease                                      3,154,189         3,148,359

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         authorized, none issued                                           --                --
     Class A common stock, $.001 par value, authorized
         16,610,866 shares authorized, 1,770,049 issued and
         outstanding                                                    1,770             1,770
     Class B common stock, $.001 par value, 3,389,134 shares
         authorized, 483,264 issued and outstanding                       483               483
     Additional paid-in capital                                     8,213,080         8,201,040
     Retained earnings (deficit)                                     (400,286)         (403,851)
                                                                 ------------      ------------
               Total stockholders' equity                           7,815,047         7,799,442
                                                                 ------------      ------------

                                                                 $ 12,242,480      $ 12,026,808
                                                                 ============      ============

See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED


                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                            1998            1997
                                                        -----------      ----------
Revenues                                                $ 2,318,884      $2,203,871
                                                        -----------      ----------
Cost and Expenses:
     Cost of Sales                                        1,370,370       1,320,352
     Selling, general and administrative                    784,710         666,409
     Research and development                                78,081          48,819
                                                        -----------      ----------
               Total costs and expenses                   2,233,161       2,035,580
                                                        -----------      ----------

Operating Income                                             85,723         168,291
                                                        -----------      ----------

Non-Operating Income (Expense):
     Interest Income                                         32,636          38,316
     Interest Expense                                      (108,975)             --
     Loss on disposal of assets                              (2,902)             --
                                                        -----------      ----------
               Total non-operating income (expense)         (79,241)         38,316
                                                        -----------      ----------

Income Before Income Taxes                                    6,482         206,607

Income Tax Expense                                            2,917          57,944
                                                        -----------      ----------

Net Income                                              $     3,565      $  148,663
                                                        ===========      ==========

Income Per Common Share:

     Basic                                              $      0.01      $     0.09
                                                        ===========      ==========

     Diluted                                            $     0 .01      $     0.08
                                                        ===========      ==========




See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED


                                                                              COMMON STOCK
                                                             -------------------------------------------
                                                                    CLASS A                CLASS B         ADDITIONAL     RETAINED
                                                             --------------------     ------------------     PAID-IN      EARNINGS
                                                               SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL      (DEFICIT)
                                                             ---------     ------     -------     ------   ----------     ---------

Balance, December 31, 1997                                   1,770,049     $1,770     483,264     $483     $8,201,040     $(403,851)

Issue common stock
  warrants                                                          --         --          --       --         12,040            --

Net income for the three months
  ended, March 31, 1998                                             --         --          --       --             --         3,565
                                                             ---------     ------     -------     ----     ----------     ---------

Balance, March 31, 1998                                      1,770,049     $1,770     483,264     $483     $8,213,080     $(400,286)
                                                             =========     ======     =======     ====     ==========     =========



See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                      THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                  1998             1997
                                                              -----------      -----------
Cash Flows from Operating Activities:
  Net income                                                  $     3,565      $   148,663
                                                              -----------      -----------

  Adjustments to reconcile net income to net cash used
    in operating activities:
         Depreciation                                             121,499           54,601
         Loss on disposal of fixed assets                           2,902               --
         Amortization of intangible assets                          1,822               --
         Accretion of capital lease obligation                      5,830               --
         Deferred income tax                                        2,917               --
         Issue common stock warrants                               12,040               --
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Accounts receivable, net                          (262,421)         417,706
               Inventory                                         (348,053)        (584,196)
               Other assets                                       (78,851)        (229,287)
            Increase (decrease) in:
                 Accounts payable                                 222,221          172,037
                 Accrued compensation and benefits                 35,647               --
                 Accrued and other liabilities                         --         (197,106)
                 Deposits                                         (63,631)         (32,145)
                                                              -----------      -----------
                   Total adjustments                             (348,078)        (398,390)
                                                              -----------      -----------
                   Net cash used in operating activities         (344,513)        (249,727)
                                                              -----------      -----------

Cash Flows from Investing Activities:
  Purchase of investments                                        (103,283)              --
  Proceeds from investments                                       102,121               --
  Proceeds from disposal of property, plant and equipment           1,500               --
  Purchase of property, plant and equipment                       (90,946)         (24,282)
  Acquisition of patents and trademarks                            (2,203)          (8,911)
  Deposits on equipment                                            (1,400)              --
                                                              -----------      -----------
                   Net cash used in investing activities          (94,211)         (33,193)
                                                              -----------      -----------

Cash Flows from Financing Activities:
  Issuance costs                                                       --          (15,000)
                                                              -----------      -----------
                   Net cash used in financing activities               --          (15,000)
                                                              -----------      -----------

Net Decrease in Cash and Cash Equivalents                        (438,724)        (297,920)

Cash and Cash Equivalents, beginning of period                  2,478,145        3,327,965
                                                              -----------      -----------

Cash and Cash Equivalents, end of period                      $ 2,039,421      $ 3,030,045
                                                              ===========      ===========


See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Three-Month Periods Ended March 31, 1998 and 1997


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

         The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated April 13, 1998, filed with the Securities and Exchange Commission.

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity for 1998 or 1997.


2.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 250,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the three-month period ended March 31, 1998:



                                                   OPTIONS            NUMBER         OPTION
                                                AVAILABLE FOR           OF            PRICE
                                                FUTURE GRANT          SHARES        PER SHARE
                                               ---------------       --------     -------------

           Balance, January 1, 1998                22,702             272,095     $5.00 - $9.25

                         Options granted           (5,500)              5,500     $5.00 - $9.25
                         Options exercised             --                  --
                         Options cancelled            300                (300)    $6.88
                                               ---------------       --------

           Balance, March 31, 1998                 17,502             277,295
                                               ===============       ========


         Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of March 31, 1998, 153,202 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

For the Three-Month Periods Ended March 31, 1998 and 1997


3.       INCOME TAXES:

         The components of the net deferred tax asset recognized in the accompanying balance sheet at March 31, 1998 are as follows:

                    Deferred tax liability     $(133,384)
                    Deferred tax asset           372,917
                    Valuation allowance          (83,629)
                                               ---------
                                               $ 155,899
                                               =========



         The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

         As of March 31, 1998, the Company had approximately $667,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2012.




4.       INVENTORY:

         Inventory at March 31, 1998 and December 31, 1997 consisted of the following components:


                                                             MARCH 31,      DECEMBER 31,
                                                               1998             1997
                                                           -----------      -----------

                    Raw materials                          $ 1,873,429      $ 1,635,278
                    Work in progress                                --               --
                    Finished goods                             669,423          559,521
                                                           -----------      -----------
                                                             2,542,852        2,194,799
                    Less: Reserve for excess inventory         (52,045)         (52,045)
                                                           -----------      -----------
                                                           $ 2,490,807      $ 2,142,754
                                                           ===========      ===========

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

For the Three-Month Periods Ended March 31, 1998 and 1997


5.       Capital Lease:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

         Assets recorded under capital lease and included in Property, Plant and Equipment are as follows:


         Office/Warehouse building         $ 3,081,000
         Less accumulated amortization        (153,347)
                                           -----------
                                           $ 2,927,653
                                           ===========


         Future minimum annual lease payments for the five years subsequent to March 31, 1998 and in the aggregate are as follows:


                      1999                                                                              496,740
                      2000                                                                              570,150
                      2001                                                                              581,520
                      2002                                                                              605,750
                      2003                                                                              610,596
                      2004 and thereafter                                                             6,407,679
                                                                                                     ----------

                      Minimum lease payments                                                          9,272,435
                      Less amount representing interest and executory costs                          (6,118,246)
                                                                                                    -----------

                      Present value of net minimum lease payments under capital lease               $ 3,154,189
                                                                                                    ===========


         Deposits paid under this lease agreement totaled $58,167 at March 31, 1998.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

For the Three-Month Periods Ended March 31, 1998 and 1997


6.       Earnings Per Share:

         In 1997, the FASB issued SFAS No. 128, Earnings per Share. This statement replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of basic and diluted earnings per share:



                                                             FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 1998           1997
                                                              ----------     ----------
               Numerator:
               Net income (numerator for basic and
                  diluted earnings per share)                 $    3,565     $  148,663
                                                              ----------     ----------
               Denominator:
               Denominator for basic earnings per share
                  -weighted average shares                     1,770,049      1,680,946

               Effect of dilutive securities:
                  Options                                             --         27,781
                  Warrants                                            --        154,208
                                                              ----------     ----------
                  Dilutive potential shares                           --        181,989
               Denominator for diluted earnings per share
                  -adjusted weighted average shares            1,777,619      1,862,935

               Basic earnings per share                       $     0.01     $     0.09
                                                              ==========     ==========

               Diluted earnings per share                     $     0.01     $     0.08
                                                              ==========     ==========


         Certain warrants and escrowed shares are not included in the computation of earnings per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

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

Results of Operations

Revenues are derived primarily from the sale of fiber optic side glow(R) and end glow(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1998 quarter") ended March 31, 1998 were approximately $2,319,000 as compared to approximately $2,204,000 for the three months ("1997 quarter") ended March 31, 1997. This represented an increase of 5%. The increase in revenues is primarily attributable to continued increases in sales of the Company's pool and spa lighting products. The Company's exclusive distributor in the pool and spa industry, Hayward Pool Products ("Hayward"), pursued several channel management strategies designed to increase distribution of the Company's products. The Company participated in these programs by offering special credit arrangements, among other items. The Company noted that growth in the sign market and commercial lighting areas were below expectations. The Company is pursuing several product strategies to increase revenues in these markets, including targeted new product development and distribution relationships. The Company intends to continue efforts to penetrate the commercial lighting and sign company markets due to the large potential market for the Company's products in these industries. Revenues during the 1997 quarter included approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes the overall market available to fiber optic lighting products continues to increase as the commercial, sign and pool and spa industries become aware of the benefits and applications of fiber optics in these market segments.

Cost of sales were approximately $1,370,000, or 59% of revenues, during the 1998 quarter as compared to approximately $1,320,000, or 60% of revenues, for the 1997 quarter. The gross margin was 41% for the 1998 quarter as compared to 40% for the 1997 quarter. Gross margins for the 1998 quarter were slightly improved due to process improvements in the Company's manufacturing methods which were implemented in late 1997, particularly in the area of light source assembly. Automation of previously labor intensive processes as well as utilization of progressive assembly methodologies reduced cycle times on various product lines by as much as 50%. Additionally, implementation of KANBAN inventory purchasing models and point of use inventory storage also contributed to cost reductions and improved gross margin experience. The improvements in gross margin were partially offset by the increased fixed overhead costs resulting from the Company's relocation in August 1997 from its previous facilities totaling 27,000 square feet to its new facility of 70,000 square feet. Fixed overhead costs include rent, utilities, insurance and other costs of facility maintenance and operation. Management believes that the increased costs associated with the new facility are necessary for the Company to effectively compete in the market and to service the potential increased sales volumes which Management believes may result from continued marketing and sales efforts.

Selling, general and administrative expenses were approximately $785,000 during the 1998 quarter as compared to approximately $666,000 for the 1997 quarter. This represented an increase of 18%. During the 1998 quarter, the Company attended several trade shows in selected new target markets which management believes may result in future revenue growth for the Company. The Company has developed certain products specifically for these target markets and expenses were incurred during the 1998 quarter to introduce these products at selected trade shows. Additionally, the Company had increased personnel levels during late 1997 in the areas of Sales, Marketing, and Customer Service in order to more effectively penetrate and service the selected markets for the Company's products.

Research and development costs were approximately $78,000 during the 1998 quarter as compared to approximately

$49,000 during the 1997 quarter. This represented an increase of 59%. The Company has increased personnel levels in the area of research and development in order to shorten development time of several new light sources, as well as custom modifications to existing products to meet market requests. Additionally, the Company has added personnel to pursue a cost reduction and re-engineering program in several core product categories to reduce manufacturing costs of these product lines and thereby enhance profit margins on these lines. Further increases in costs were incurred in the development of products designed to unique customer specifications under rapid development cycles, which the Company is now marketing to specific niche target markets. Management believes the increased expenditures for engineering and research and development are necessary to ensure that the Company continues to expand its product offerings to the market and to maintain a leadership position in fiber optic lighting technology.

Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Net interest income for the 1998 quarter was approximately $33,000 as compared to approximately $38,000 for the 1997 quarter. The decrease is attributable to lower average cash balances available for investment during the 1998 quarter. The Company utilized cash during the 1998 quarter to offer extended credit terms to pool and spa customers through the Hayward builder incentive plan, and to expand inventories to accommodate planned future revenue growth.

Interest expense increased from approximately $0 for the 1997 quarter to approximately $109,000 for the 1998 quarter. The increase is attributable to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

Provision for income taxes as a percentage of pre-tax income was 45% for the 1998 quarter compared to 28% for the 1997 quarter.

The net income for the 1998 quarter was approximately $3,565 or $.01 per diluted common share, as compared to net income of approximately $149,000, or $.08 per common share, in the 1997 quarter. The decrease is primarily due to increased overhead costs associated with the Company's new facility and increased expenses in the areas of sales, marketing and research and development.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of approximately $5,435,000.

Cash and investments decreased by approximately $439,000 during the 1998 quarter. Inventory increased by approximately $348,000 during the 1998 three months. Inventory was expanded in order to ensure availability of finished goods, primarily in the pool and spa product line. Accounts receivable increased by approximately $262,000, primarily as a result of extended financing terms made available to Hayward. Other assets increased by approximately $79,000. The increase was primarily due to payment of deposits on booth space at trade shows. Deposits on orders decreased by approximately $64,000. In the past, the Company had required deposits on orders prior to order acceptance. As the Company's customer mix has evolved, the Company has modified its credit terms to industry standards for qualified customers. Accounts payable increased by approximately $222,000 as a result of inventory expansion to support anticipated demand for the Company's pool and spa products during the spring and summer building season. Net equipment and furniture increased by approximately $35,000 due to the acquisition of additional computer equipment and office furniture purchased to support increased personnel levels.

Escrowed Shares

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by GAAP. As of March 31, 1997, Brett Kingstone, the President and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury. The Company currently has 26,130 shares of Class B Common Stock held in escrow. In the event the Company attains certain earnings thresholds, or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, the Company may, in the event of the release of such shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, charges to earnings as compensation expense which would have the effect of reducing the Company's earnings at such time.

                                     PART II


Item 5.  Other Information

         The Company held its annual meeting of stockholders on Friday, May 8, 1998, at 9:30 a.m. at its principal executive offices in Orlando, Florida. The Company's stockholders elected the slate of directors recommended by the Board of Directors, approved the amendments to the Company's 1994 Stock Option Plan and ratified and approved the appointment of Ernst & Young, LLP as the Company's independent auditors. Due to the short period of time between the receipt of the Company's proxy statement by the stockholders and the date of the annual meeting, an insufficient number of proxies were received by the Company to constitute a quorum for the purposes of taking action upon proposal number 3, the amendment to the Company's Certificate of Incorporation. Therefore, consideration of proposal number 3 was adjourned for a period of two weeks to give stockholders an additional opportunity to return their proxies to the Company. Proposal number 3 shall be taken up on Friday, May 22, 1998, at 9:30 a.m. at the Company's executive offices.


Item 6.  Exhibits and Reports on Form 8-K

(a)             27  Financial data schedule



(b) The Company did not file any current reports on Form 8-K during the three months ended March 31, 1998.

In accordance with the requirements with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





SUPER VISION INTERNATIONAL, INC.







By:  /s/Brett M. Kingstone                                   Date: May 13, 1998
   ---------------------------------------------
     Brett M. Kingstone, Chief Executive Officer

     (Principal Executive Officer)





By:  /s/John P. Stanney                                      Date: May 13, 1998
   --------------------------------------------------------
     John P. Stanney, President and Chief Financial Officer

     (Principal Financial and Accounting Officer)