Form 10QSB
period 1998-06-30
SUPER VISION INTERNATIONAL INC
filed 1998-08-12
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   -----------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------  -----------------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                    59-3046866
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

                                    Yes X         No
                                       ---          ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                   Class                      Outstanding at August 12, 1998:
         Class A Common Stock, $.001
           par value                                  1,770,049 shares
         Class B Common Stock, $.001
           par value                                    483,264 shares

                  Traditional Small Business Disclosure Format
                                    Yes X         No
                                       ---          ---

                        SUPER VISION INTERNATIONAL, INC.

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

PART I.                FINANCIAL INFORMATION                                                                         Page
               Item 1.    Financial Statements

                       Condensed Financial Statements:

                       Condensed Balance Sheets as of June 30, 1998 and December 31, 1997                               1

                       Condensed Statements of Operations for the Six Months Ended June 30,
                         1998 and 1997                                                                                  2

                       Condensed Statement of Stockholders' Equity                                                      3

                       Condensed Statements of Cash Flows for the Six Months Ended June 30,
                         1998 and 1997                                                                                  4

                       Notes to Condensed Financial Statements                                                          5

               Item 2.    Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                                                    9


PART II.               OTHER INFORMATION

               Item 4.    Submission of Matters to a Vote of Security Holders                                          12

               Item 6.    Exhibits and Reports on Form 8-K                                                             13


SIGNATURES                                                                                                             14

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

                                                               (UNAUDITED)
                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                               ------------    ------------
                                ASSETS

Current Assets:
     Cash and cash equivalents                                 $  1,458,899    $  2,478,145
     Investments                                                    104,651         102,121
     Trade accounts receivable, less allowance for
         doubtful accounts of $81,511 and $156,517                1,522,694       1,501,340
     Inventory                                                    2,514,688       2,142,754
     Advances to employees                                           11,844          14,313
     Deferred income taxes                                          175,185         119,185
     Other assets                                                   240,856          98,812
                                                               ------------    ------------
               Total current assets                               6,028,817       6,456,670

Property & Equipment                                              6,056,694       5,873,909
     Accumulated depreciation and amortization                     (777,534)       (526,436)
                                                               ------------    ------------
                Net property & equipment                          5,279,160       5,347,473

Deposits on Equipment                                                 3,900               -
Deferred Income Taxes                                                36,714          39,631
Other Assets                                                        205,917         183,034
                                                               ------------    ------------

                                                               $ 11,554,508    $ 12,026,808
                                                               ============    ============

                 LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
     Accounts payable                                          $    627,763    $    935,943
     Accrued compensation and benefits                                    -          45,225
     Deposits                                                        19,191          97,839
     Accrued warranty                                                 3,000               -
                                                               ------------    ------------
               Total current liabilities                            649,954       1,079,007

Obligation Under Capital Lease                                    3,176,436       3,148,359

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         authorized, none issued                                          -               -
     Class A common stock, $.001 par value, authorized
         16,610,866 shares authorized, 1,770,049 issued and
         outstanding                                                  1,770           1,770
     Class B common stock, $.001 par value, 3,389,134 shares
         authorized, 483,264 issued and outstanding                     483             483
     Additional paid-in capital                                   8,225,179       8,201,040
     Retained earnings (deficit)                                   (499,314)       (403,851)
                                                               ------------    ------------
               Total stockholders' equity                         7,728,118       7,799,442
                                                               ------------    ------------

                                                               $ 11,554,508    $ 12,026,808
                                                               ============    ============

See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED

                                                        THREE MONTHS                 SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
                                                    1998            1997         1998           1997
                                                 -----------    -----------   -----------    -----------
Revenues                                         $ 2,595,096    $ 2,541,851   $ 4,913,980    $ 4,745,722

Cost and Expenses:
     Cost of sales                                 1,658,852      1,524,263     3,029,222      2,844,615
     Selling, general and administrative             932,145        634,029     1,716,855      1,300,438
     Research and development                         73,798         83,176       151,879        131,995
                                                 -----------    -----------   -----------    -----------
        Total costs and expenses                   2,664,795      2,241,468     4,897,956      4,277,048
                                                 -----------    -----------   -----------    -----------

Operating Income (Loss)                              (69,699)       300,383        16,024        468,674
                                                 -----------    -----------   -----------    -----------

Non-Operating Income (Expense):
     Interest income                                  24,683         37,456        57,319         75,772
     Interest expense                               (110,012)             -      (218,987)             -
     Loss on disposal of assets                            -              -        (2,902)             -
                                                 -----------    -----------   -----------    -----------
        Total non-operating income (expense)         (85,329)        37,456      (164,570)        75,772
                                                 -----------    -----------   -----------    -----------

Income (Loss) Before Income Taxes                   (155,028)       337,839      (148,546)       544,446

Income Tax Expense (Benefit)                         (56,000)       109,894       (53,083)       167,838
                                                 -----------    -----------   -----------    -----------

Net Income (Loss)                                $   (99,028)   $   227,945   $   (95,463)   $   376,608
                                                 ===========    ===========   ===========    ===========

Income (Loss) Per Common Share:

     Basic                                       $     (0.04)   $      0.11   $     (0.04)   $      0.18
                                                 ===========    ===========   ===========    ===========

     Diluted                                     $     (0.04)   $      0.10   $     (0.04)   $      0.17
                                                 ===========    ===========   ===========    ===========




See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY - UNAUDITED

                                                      COMMON STOCK
                                ----------------------------------------------------------
                                         CLASS A                        CLASS B                 ADDITIONAL          RETAINED
                                ---------------------------    ---------------------------       PAID-IN            EARNINGS
                                  SHARES          AMOUNT         SHARES         AMOUNT           CAPITAL            (DEFICIT)
                                -----------     -----------    -----------    ------------    -------------       ------------
Balance, December 31, 1997        1,770,049     $    1,770         483,264    $       483      $   8,201,040       $  (403,851)

Issue common stock warrants               -              -               -              -             24,139                 -

Net loss for the six
months ended June 30, 1998                -              -               -              -                  -           (95,463)
                                -----------     -----------    -----------    -----------     --------------     -------------

Balance, June 30, 1998            1,770,049     $    1,770         483,264    $       483     $    8,225,179     $    (499,314)
                                ===========     ==========     ===========    ===========     ==============     =============



See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                   1998            1997
                                                                                -----------    -----------
Cash Flows from Operating Activities:
     Net income (loss)                                                          $   (95,463)   $   376,608
                                                                                -----------    -----------

     Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation                                                             259,640        109,182
           Accretion of capital lease obligation                                     28,077              -
           Deferred income tax                                                      (53,083)             -
            Issuance cost                                                            24,139              -
           Changes in operating assets and liabilities:
              (Increase) decrease in:
                   Accounts receivable, net                                         (21,354)      (432,629)
                   Inventory                                                       (371,934)      (176,656)
                   Other assets                                                    (139,636)        48,559
              Increase (decrease) in:
                   Accounts payable                                                (308,180)      (297,212)
                   Accrued compensation and benefits                                (42,225)             -
                   Accrued and other liabilities                                          -       (128,188)
                   Deposits                                                         (78,648)        11,610
                                                                                -----------    -----------
                       Total adjustments                                           (703,204)      (865,334)
                                                                                -----------    -----------
                          Net cash used in operating activities                    (798,667)      (488,726)
                                                                                -----------    -----------

Cash Flows from Investing Activities:
     Purchase of investments                                                       (104,651)             -
     Proceeds from investments                                                      102,121              -
     Purchase of property, plant and equipment                                     (187,372)       (54,074)
     Acquisition of patents and trademarks                                          (26,777)       (12,411)
      Deposits on equipment                                                          (3,900)      (386,999)
                                                                                -----------    -----------
                          Net cash used in investing activities                    (220,579)      (453,484)
                                                                                -----------    -----------

Cash Flows from Financing Activities:
     Issuance costs                                                                     -          (15,000)
     Proceeds from exercise of employee stock options                                   -           22,331
                                                                                -----------    -----------
                          Net cash provided by financing activities                     -            7,331
                                                                                -----------    -----------

Net Decrease in Cash and Cash Equivalents                                        (1,019,246)      (934,879)

Cash and Cash Equivalents, beginning of period                                    2,478,145      3,327,965
                                                                                -----------    -----------
Cash and Cash Equivalents, end of period                                        $ 1,458,899    $ 2,393,086
                                                                                ===========    ===========



See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

For the Six Months Periods Ended June 30, 1998 and 1997

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

2.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the six-month period ended June 30, 1998:

                                  OPTIONS       NUMBER        OPTION
                                AVAILABLE FOR     OF           PRICE
                                FUTURE GRANT    SHARES       PER SHARE
                                -------------   ------     -------------
Balance, January 1, 1998             22,702     272,095    $5.00 - $9.25

              Options authorized    100,000
              Options granted       (14,600)     14,600    $3.69 - $9.25
              Options exercised           -           -
              Options cancelled      13,100     (13,100)   $5.00 - $9.13
                                   --------    --------

Balance, June 30, 1998              121,202     273,595
                                   ========    ========



Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 1998, 165,702 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

For the Six Months Periods Ended June 30, 1998 and 1997

3.       INCOME TAXES:

         The components of the net deferred tax asset recognized in the accompanying balance sheet at June 30, 1998 are as follows:

            Deferred tax liability                                  $   (133,834)
            Deferred tax asset                                           429,362
            Valuation allowance                                          (83,629)
                                                                    ------------
                                                                    $    211,899
                                                                    ============



         The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

         As of June 30, 1998, the Company had approximately $813,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2012.

4.       INVENTORY:

         Inventory at June 30, 1998 and December 31, 1997 consisted of the following components:

                                       JUNE 30,     DECEMBER 31,
                                        1998            1997
                                     -----------    -----------
Raw materials                        $ 1,960,497    $ 1,635,278
Work in progress                           3,000              -
Finished goods                           603,236        559,521
                                     -----------    -----------
                                       2,566,733      2,194,799
Less: Reserve for excess inventory       (52,045)       (52,045)
                                     -----------    -----------
                                     $ 2,514,688    $ 2,142,754
                                     ===========    ===========

SUPER VISION INTERNATIONAL, INC.

For the Six Months Periods Ended June 30, 1998 and 1997

5.       CAPITAL LEASE:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

         Assets recorded under capital lease and included in Property, Plant and Equipment are as follows:

Office/Warehouse building       $ 3,081,000
Less accumulated amortization      (204,556)
                                -----------
                                $ 2,876,444
                                ===========


         Future minimum annual lease payments for the five years subsequent to June 30, 1998 and in the aggregate are as follows:

1999                                                              $   384,975
2000                                                                  570,150
2001                                                                  581,520
2002                                                                  605,750
2003                                                                  610,596
2004 and thereafter                                                 6,407,679
                                                                  -----------

Minimum lease payments                                              9,160,670
Less amount representing interest and executory costs              (5,984,234)
                                                                  -----------

Present value of net minimum lease payments under capital lease   $ 3,176,436
                                                                  ===========


         Deposits paid under this lease agreement totaled $58,167 at June 30, 1998.

SUPER VISION INTERNATIONAL, INC.

For the Six Months Periods Ended June 30, 1998 and 1997

6.       EARNINGS (LOSS) PER SHARE:

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

                                           FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                     JUNE 30,
                                              1998           1997          1998           1997
                                           -----------    -----------   -----------    -----------
Numerator:
Net income (loss) (numerator for basic
 and diluted earnings per share)           $   (99,028)   $   227,945   $   (95,463)   $   376,608
                                           -----------    -----------   -----------    -----------
Denominator:
Denominator for basic earnings per
 share - weighted average shares             2,227,183      2,138,736     2,227,183      2,138,410

Effect of dilutive securities:
   Options                                           -         24,749             -         29,169
   Warrants                                          -         47,878             -        111,436
                                           -----------    -----------   -----------    -----------
   Dilutive potential shares                         -         72,627             -        140,605
Denominator for diluted earnings per
   share - adjusted weighted average shares  2,227,244      2,211,363     2,229,702      2,279,015

Basic earnings (loss) per share            $     (0.04)   $      0.11   $     (0.04)   $      0.18
                                           ===========    ===========   ===========    ===========

Diluted earnings (loss) per share          $     (0.04)   $      0.10   $     (0.04)   $      0.17
                                           ===========    ===========   ===========    ===========


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

Results of Operations

Revenues are derived primarily from the sale of fiber optic side glow(R) and end glow(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1998 quarter") and six months ended June 30, 1998 ("1998 six months") were approximately $2,596,000 and $4,914,000, respectively, as compared to approximately $2,542,000 and $4,746,00 for the three months ("1997 quarter") and six months ended June 30, 1997 ("1997 six months"). This represented increases of 2% and 4%, respectively. The increase in revenues is primarily attributable to domestic sales of the Company's architectural lighting products. The Company's improved lighting systems have been well received in the architectural lighting community, and the Company has expanded marketing and sales efforts in this area. Modest revenue growth was also seen in the Company's pool and spa division, although sales of the Company's pool and spa products were below forecast. Sales in the pool and spa industry have been weakened by continued wet weather conditions in the Western United States. Management believes the delay in the building season in the Western United States may result in an extended construction season in this region in the remainder of 1998. The Company further noted that export sales were well below historical levels. Exports to the Pacific Rim were 80% below forecast for the 1998 six months. Management believes this is due to Asian regional economic difficulties and the strength of the U.S. dollar which has made the Company's products more expensive relative to other conventional lighting products. The Company is concentrating international marketing efforts in the European and South American regions at this time. Revenues during the 1997 six months included approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes the overall market available to fiber optic lighting products continues to increase as the commercial, sign and pool and spa industries become aware of the benefits and applications of fiber optics in these market segments.

Cost of sales were approximately $1,659,000, or 64% of revenues, during the 1998 quarter and $3,029,000, or 62% of revenues, for the 1998 six months as compared to approximately $1,524,000, or 60% of revenues, for the 1997 quarter and $2,845,000, or 60% or revenues, for the 1997 six months. The gross margin was 36% and 38%, respectively, for the 1998 quarter and 1998 six months as compared to 40% for the both 1997 quarter and 1997 six months. Gross margins for the 1998 quarter and six months were adversely affected by a sales mix that favored light sources as opposed to lighting systems and fiber products. Management anticipates that the sales mix will normalize over the course of the full year. Management further noted that the lower than anticipated sales volume increased fixed overhead costs per unit produced. The increase in overall fixed overhead costs resulted from the Company's relocation in August 1997 from its previous facilities totaling 27,000 square feet to its new facility of 70,000 square feet. Fixed overhead costs include rent, utilities, insurance and other costs of facility maintenance and operation. Management believes that the increased costs associated with the new facility are necessary for the Company to effectively compete in the long term in the market and to service the potential increased sales volumes which Management believes may result from continued marketing and sales efforts.

Selling, general and administrative expenses were approximately $932,000 and $1,717,000 during the 1998 quarter and 1998 six months, respectively, as compared to approximately $634,000 and $1,300,000 for the 1997 quarter and 1997 six months, respectively. This represented increases of 47% and 32%, respectively. During the 1998 quarter, the Company attended eight major trade shows compared to three in the 1997 quarter. Advertising expenditures for trade publication placements were significantly increased to support these trade events.

Literature expenses and educational training seminars were also increased as the Company received greatly increased inquiries for product catalogs and requests for applications training, which Management believes is a result of the trade advertising and show attendance. Management believes this increased exposure may result in future revenue growth for the Company. The Company has developed several new products specifically for its target markets and expenses were incurred during the 1998 six months to introduce these products. Additionally, the Company had increased personnel levels during late 1997 in the areas of Sales, Marketing, and Customer Service in order to more effectively penetrate and service the selected markets for the Company's products. While Management believes these marketing and sales expenses are critical to potential future revenue growth, Management is implementing more cost effective methods of developing and delivering these materials and training services including utilization of electronic catalogs and internet based systems.

Research and development costs were approximately $74,000 and $152,000, respectively, during the 1998 quarter and 1998 six months as compared to approximately $83,000 and $132,000, respectively, during the 1997 quarter and 1997 six months. This represented a decrease of 11% for the 1998 quarter and an increase of 15% for the 1998 six months. During the 1998 quarter, the Company undertook several joint product development efforts with key vendors and technology partners to attempt to reduce fixed research and development costs. Management believes that these relationships may allow the Company to accelerate product development while reducing development costs and cycle times. During the 1998 six months, the Company increased personnel levels in the area of research and development in order to further shorten development time of several new light sources and to accelerate a cost reduction and re-engineering program in several core product categories to reduce manufacturing costs of these product lines. Further increases in costs were incurred in the development of products designed to unique customer specifications under rapid development cycles, which the Company is now marketing to specific niche target markets. Management believes the increased expenditures for engineering and research and development are necessary to ensure that the Company continues to expand its product offerings to the market and to maintain a leadership position in fiber optic lighting technology.

Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Net interest income for the 1998 quarter and 1998 six months was approximately $25,000 and $57,000, respectively, as compared to approximately $37,000 and $76,000, respectively, for the 1997 quarter and 1997 six months. The decrease is attributable to lower average cash balances available for investment during the 1998 six months. The Company utilized cash during the 1998 six months to expand inventory in advance of the traditional summer building season in the pool and spa and architectural lighting markets.

Interest expense increased from approximately $0 for the 1997 quarter and 1997 six months to approximately $110,000 and $219,000 for the 1998 quarter and 1998 six months. The increase is attributable to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

Provision for income taxes included a tax benefit of approximately $56,000 and $53,000, respectively, for the 1998 quarter and 1998 six months compared to income tax expense of $110,000 and $168,000, respectively, for the 1997 quarter and 1997 six months. The tax benefit as a percentage of the loss before taxes was 36% for the 1998 quarter and the 1998 six months. The provision for income taxes as a percentage of pre-tax income was 35% and 31%, respectively, for the 1997 quarter and 1997 six months.

The net loss for the 1998 quarter and 1998 six months was approximately $(99,000) and $(95,000), respectively, or $(.04) per diluted common share, as compared to net income of approximately $228,000, or $.10 per diluted common share, in the 1997 quarter and $377,000, or $.17 per diluted common share for the 1997 six months. The decrease is primarily due to sales volume that was below projected levels in the areas of pool and spas and export markets.

Liquidity and Capital Resources

At June 30, 1998, the Company had working capital of approximately $5,379,000.

Cash and investments decreased by approximately $1,019,000 during the 1998 six months. Inventory increased by approximately $372,000 during the 1998 six months. Inventory was expanded in order to ensure availability of finished goods, primarily in the pool and spa and architectural product lines in advance of the summer construction season. Other assets increased by approximately $140,000. The increase was primarily due to payment of deposits on booth space at trade shows. Deposits on orders decreased by approximately $79,000. In the past, the Company had required deposits on orders prior to order acceptance. As the Company's customer mix has evolved, the Company has modified its credit terms to industry standards for qualified customers. Accounts payable decreased by approximately $308,000 as extended credit term purchases from major vendors became due. Net equipment and furniture decreased by approximately $68,000. Acquisitions of fixed assets and computer equipment were exceeded by depreciation on existing assets. Management believes capital expenditures for fixed plant will remain at these levels, with the exception of tooling investments that Company plans to make in core product lines to increase the unit profitability of these products.

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

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 8, 1998 the Company held an Annual Meeting of Stockholders (the "1998 Annual Meeting"). At the 1998 Annual Meeting: (i) all five director nominees were elected; (ii) the amendment to the Company's 1994 Stock Option Plan increasing from 250,000 to 450,000 the number of shares of Class A Common Stock reserved for issuance was approved and ratified; (iii) the amendment to Article Four of the Company's Certificate of Incorporation to allow for certain limited transfers of the Class B Common Stock without causing an automatic conversion was adjourned to a later meeting; and (iv) the appointment of Ernst & Young, LLP, as the independent auditors of the Company was approved and ratified.

         1. The following directors were elected for a one year term at the 1997 Annual Meeting by the votes indicated:



                                                             For           Withheld
                                                          ---------        --------
                   Brett M. Kingstone                     2,577,388          800

                   Edgar Protiva                          2,577,888          300

                   Eric Protiva                           2,577,888          300

                   Brian McCann                           2,577,888          300

                   Anthony Castor                         2,577,888          300


         2. The amendment to the Company's 1994 Stock Option Plan increasing the number of shares of Class A Common Stock authorized to be issued under such Plan from 250,000 to 450,000 was approved and ratified by a vote of 2,495,493 for; 80,967 against and 1,728 abstaining.

         3. The amendment to Article Four of the Company's Certificate of incorporation to allow for certain limited transfers of the Class B Common Stock without causing an automatic conversion was adjourned until May 22, 1998. Due to insufficient response, there were not enough votes to have a quorum. The meeting was further adjourned due to lack of votes until June 1, 1998. At the 1998 Annual Meeting held on June 1, 1998, the proposal for the amendment to Article Four of the Company's Certificate of Incorporation to allow for certain limited transfers of the Class B Common Stock without causing an automatic conversion was approved and ratified by a vote of 3,181,979 for; 187,757 against and 3,863 abstaining.

         4. The appointment of Ernst & Young, LLP as independent auditors of the Company for the ensuing fiscal year was approved and ratified by a vote of 2,577,188 for; 0 against and 1,000 abstaining.

Item 6.           Exhibits and Reports on Form 8-K

(a)                        27  Financial data schedule (for SEC use only)

(b)               The Company did not file any current reports on Form 8-K
                           during the six months ending on June 30, 1998.

In accordance with the requirements with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:  /s/ Brett M. Kingstone                                                                      Date: August 12, 1998
     ---------------------------------------------------------
       Brett M. Kingstone, Chief Executive Officer
       (Principal Executive Officer)

By:  /s/ John P. Stanney                                                                         Date: August 12, 1998
     ---------------------------------------------------------
       John P. Stanney, President and Chief Financial Officer
       (Principal Financial and Accounting Officer)