Form 10QSB
period 1998-09-30
SUPER VISION INTERNATIONAL INC
filed 1998-11-23
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                               -----------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------    --------------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                        59-3046866
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

             Class                            Outstanding at November 23, 1998:
Class A Common Stock, $.001
  par value                                             1,770,049 shares
Class B Common Stock, $.001
  par value                                               483,264 shares

                  Transitional Small Business Disclosure Format

                     Yes                         No  X
                          ---                       ---

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

PART I.     FINANCIAL INFORMATION                                                       Page

       Item 1.   Financial Statements

            Condensed Financial Statements:

            Condensed Balance Sheets as of September 30, 1998 (unaudited)                 1
              and December 31, 1997

            Condensed Statements of Operations for the Nine Months Ended
              September 30, 1998 and 1997 (unaudited)                                     2

            Condensed Statement of Stockholders' Equity (unaudited)                       3

            Condensed Statements of Cash Flows for the Nine Months Ended
              September 30, 1998 and 1997 (unaudited)                                     4

            Notes to Condensed Financial Statements                                       5

       Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  9


PART II.    OTHER INFORMATION

       Item 4.   Submission of Matters to a Vote of Security Holders                     13

       Item 6.   Exhibits and Reports on Form 8-K                                        14


SIGNATURES                                                                               15

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                   1997
                                                                   ------------           ------------
                                 ASSETS
Current Assets:
  Cash and cash equivalents                                        $  1,178,194           $  2,478,145
  Investments                                                                --                102,121
  Trade accounts receivable, less allowance for
    doubtful accounts of $93,611 and $156,517                           895,231              1,501,340
  Inventory                                                           2,901,722              2,142,754
  Advances to employees                                                   9,946                 14,313
  Deferred income taxes                                                  61,899                119,185
  Other assets                                                          187,479                 98,812
                                                                   ------------           ------------
        Total current assets                                          5,234,471              6,456,670

Property & Equipment                                                  6,066,537              5,873,909
   Accumulated depreciation and amortization                           (911,270)              (526,436)
                                                                   ------------           ------------
        Net property & equipment                                      5,155,267              5,347,473

Deposits on Equipment                                                    96,520                     --
Deferred Income Taxes                                                        --                 39,631
Other Assets                                                            204,765                183,034
                                                                   ------------           ------------

                                                                   $ 10,691,023           $ 12,026,808
                                                                   ============           ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    436,543           $    935,943
  Accrued compensation and benefits                                      66,758                 45,225
  Deposits                                                               61,283                 97,839
  Accrued warranty                                                        3,000                     --
                                                                   ------------           ------------
     Total current liabilities                                          567,584              1,079,007

Obligation Under Capital Lease                                        3,178,449              3,148,359

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, none issued                                                  --                     --
  Class A common stock, $.001 par value, authorized
    16,610,866 shares authorized, 1,770,049 issued and
    outstanding                                                           1,770                  1,770
  Class B common stock, $.001 par value, 3,389,134 shares
    authorized, 483,264 issued and outstanding                              483                    483
  Additional paid-in capital                                          8,237,279              8,201,040
  Retained earnings (deficit)                                        (1,294,542)              (403,851)
                                                                   ------------           ------------
        Total stockholders' equity                                    6,944,990              7,799,442
                                                                   ------------           ------------

                                                                   $ 10,691,023           $ 12,026,808
                                                                   ============           ============

See accompanying notes to condensed financial statements

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 THREE MONTHS                               NINE MONTHS
                                                              ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                          1998                  1997                  1998                  1997
                                                      -----------           -----------           -----------           -----------

Revenues                                              $ 1,547,701           $ 1,881,038           $ 6,461,681           $ 6,626,760

Cost and Expenses:
  Cost of sales                                         1,114,936             1,121,451             4,144,158             3,966,066
  Selling, general and administrative                     864,893               443,813             2,581,748             1,744,251
  Research and development                                124,452                95,034               276,331               227,029
                                                      -----------           -----------           -----------           -----------
        Total costs and expenses                        2,104,281             1,660,298             7,002,237             5,937,346
                                                      -----------           -----------           -----------           -----------

Operating Income (Loss)                                  (556,580)              220,740              (540,556)              689,414
                                                      -----------           -----------           -----------           -----------

Non-Operating Income (Expense):
  Interest income                                          17,821                38,830                75,140               114,602
  Interest expense                                       (106,338)             (123,991)             (325,325)             (123,991)
  Loss on disposal of assets                                 (131)             (100,879)               (3,033)             (100,879)
                                                      -----------           -----------           -----------           -----------
        Total non-operating income (expense)              (88,648)             (186,040)             (253,218)             (110,268)
                                                      -----------           -----------           -----------           -----------

Income (Loss) Before Income Taxes                        (645,228)               34,700              (793,774)              579,146

Income Tax Expense                                       (150,000)               (1,322)              (96,917)             (169,160)
                                                      -----------           -----------           -----------           -----------

Net Income (Loss)                                     $  (795,228)          $    33,378           $  (890,691)          $   409,986
                                                      ===========           ===========           ===========           ===========

Income (Loss) Per Common Share:

  Basic                                               $     (0.36)          $      0.02           $     (0.40)          $      0.19
                                                      ===========           ===========           ===========           ===========

  Diluted                                             $     (0.36)          $      0.01           $     (0.40)          $      0.19
                                                      ===========           ===========           ===========           ===========




See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY  (UNAUDITED)


                                                               COMMON STOCK
                                         -----------------------------------------------------
                                                  CLASS A                        CLASS B          ADDITIONAL          RETAINED
                                         ------------------------      -----------------------      PAID-IN            EARNINGS
                                           SHARES         AMOUNT          SHARES      AMOUNT        CAPITAL           (DEFICIT)
                                         ---------       --------      ----------- -----------   -------------      -------------
Balance, December 31, 1997               1,770,049        $1,770        483,264        $483        $8,201,040        $  (403,851)

Issue common stock warrants                     --            --             --          --            36,239                 --

Net loss for the nine
  months ended September 30, 1998               --            --             --          --                --           (890,691)
                                         ---------        ------        -------        ----        ----------        -----------

Balance, September 30, 1998              1,770,049        $1,770        483,264        $483        $8,237,279        $(1,294,542)
                                         =========        ======        =======        ====        ==========        ===========



See accompanying notes to condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                NINE MONTHS
                                                                             ENDED SEPTEMBER 30,
                                                                          1998                1997
                                                                       -----------         -----------

Cash Flows from Operating Activities:
   Net income (loss)                                                   $  (890,691)        $   409,986
                                                                       -----------         -----------

   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                      395,942             215,830
         Loss on disposal of fixed assets                                    3,303             100,879
         Accretion of capital lease obligation                              30,090              35,476
         Deferred income taxes                                              96,917                  --
         Issuance cost                                                      36,239                  --
         Changes in operating assets and liabilities:
             (Increase) decrease in:
                  Accounts receivable, net                                 606,109                 619
                  Inventory                                               (758,968)           (505,189)
                  Other assets                                             (84,300)            153,512
             Increase (decrease) in:
                  Accounts payable and accrued warranty                   (496,400)           (164,863)
                  Accrued compensation and benefits                         21,533                  --
                  Accrued and other liabilities                                 --            (290,747)
                  Deposits                                                 (36,556)             20,018
                                                                       -----------         -----------
                    Total adjustments                                     (186,091)           (434,465)
                                                                       -----------         -----------
                      Net cash used in operating activities             (1,076,782)            (24,479)
                                                                       -----------         -----------

Cash Flows from Investing Activities:
   Purchase of investments                                                      --               7,093
   Proceeds from the sale of investments                                   102,121                  --
   Purchase of property, plant and equipment                              (200,786)         (1,003,117)
   Acquisition of patents and trademarks                                   (27,984)            (12,498)
   Deposits on equipment                                                   (96,520)            (79,786)
                                                                       -----------         -----------
                      Net cash used in investing activities               (223,169)         (1,088,308)
                                                                       -----------         -----------

Cash Flows from Financing Activities:
   Issuance costs                                                               --             (15,000)
   Proceeds from exercise of warrants                                           --              79,076
   Proceeds from exercise of employee stock options                             --             267,600
   Payments on capital lease obligation                                         --             (20,351)
                                                                       -----------         -----------
                      Net cash provided by financing activities                 --             311,325
                                                                       -----------         -----------

Net Decrease in Cash and Cash Equivalents                               (1,299,951)           (801,462)

Cash and Cash Equivalents, beginning of period                           2,478,145           3,327,965
                                                                       -----------         -----------

Cash and Cash Equivalents, end of period                               $ 1,178,194         $ 2,526,503
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

     The following table summarizes activity of the stock option plan for the nine-month period ended September 30, 1998:

                                               SHARES                  SHARES
                                            AVAILABLE FOR            SUBJECT TO               OPTION
                                            FUTURE OPTION             EXISTING                 PRICE
                                                GRANTS                OPTIONS                PER SHARE
                                         --------------------    -------------------    --------------------

     Balance, January 1, 1998                  22,702                 272,095              $5.00 - $9.25

              Options authorized              100,000                       -                          -
              Options granted                 (17,000)                 17,000              $3.00 - $9.25
              Options exercised                     -                       -
              Options cancelled                23,200                 (23,200)             $5.00 - $9.13
                                         ------------                 -------

     Balance, September 30, 1998              128,902                 265,895
                                         ============                 =======



     Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 1998, 158,802 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

3.   INCOME TAXES:

     The components of the net deferred tax asset recognized in the accompanying balance sheet at September 30, 1998 and December 31, 1997 are as follows:


                                            SEPTEMBER 30,       DECEMBER 31,
                                               1998                1997
                                            -------------       -----------

                Deferred tax                 $(133,834)          $(133,834)
                liability
                Deferred tax asset             674,976             376,279
                Valuation allowance           (479,243)            (83,629)
                                             ---------           ---------
                                             $  61,899           $ 158,816
                                             =========           =========



     The types of temporary differences between the tax basis of assets and liabilities and their financial statement reporting amounts are attributable principally to depreciation methods, deferred gains, and different accounting methods used.

     As of September 30, 1998, the Company had approximately $1,458,000 in net operating loss carryforwards for federal and state income tax purposes, which expire in 2012.




4.   INVENTORY:

     Inventory at September 30, 1998 and December 31, 1997 consisted of the following components:


                                                           SEPTEMBER 30,          DECEMBER 31,

                                                               1998                  1997
                                                           -------------          ------------

                Raw materials                               $ 2,257,123           $ 1,635,278
                Work in progress                                 80,954                    --
                Finished goods                                  615,690               559,521
                                                            -----------           -----------
                                                              2,953,767             2,194,799
                Less: Reserve for excess inventory              (52,045)              (52,045)
                                                            -----------           -----------
                                                            $ 2,901,722           $ 2,142,754
                                                            ===========           ===========

SUPER VISION INTERNATIONAL, INC.

5.   CAPITAL LEASE:

     The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

     Assets recorded under capital lease and included in Property, Plant and Equipment are as follows:

                Office/Warehouse building              $ 3,081,000
                Less accumulated amortization             (256,328)
                                                       -----------
                                                       $ 2,824,672
                                                       ===========


         Future minimum annual lease payments for the five years subsequent to September 30, 1998 and in the aggregate are as follows:

                1999                                                                     $   256,650
                2000                                                                         570,150
                2001                                                                         581,520
                2002                                                                         605,750
                2003                                                                         610,596
                2004 and thereafter                                                        6,407,679
                                                                                         -----------

                Minimum lease payments                                                     9,032,345
                Less amount representing interest and executory costs                     (5,853,896)
                                                                                         -----------

                Present value of net minimum lease payments under capital lease          $ 3,178,449
                                                                                         ===========


     Deposits paid under this lease agreement totaled $58,167 at September 30, 1998.

SUPER VISION INTERNATIONAL, INC.

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


                                                        FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         1998             1997             1998             1997
                                                     -----------       ----------      -----------       ----------
     Numerator:

     Net income (loss) (numerator for basic and
        diluted earnings per share)                  $  (795,228)      $   33,378      $  (890,691)      $  409,986
                                                     -----------       ----------      -----------       ----------
     Denominator:
     Denominator for basic earnings per share
        -weighted average shares                       2,227,183        2,182,671        2,227,183        2,152,952

     Effect of dilutive securities:
        Options                                               --           37,971               --           13,328
        Warrants                                              --          488,182               --           47,943
                                                     -----------       ----------      -----------       ----------
        Dilutive potential shares                             --          526,153               --           61,271
     Denominator for diluted earnings per share        2,227,183        2,708,824        2,227,183        2,214,223
        -adjusted weighted average shares

     Basic earnings (loss) per share                 $     (0.36)      $     0.02      $     (0.40)      $     0.19
                                                     ===========       ==========      ===========       ==========

     Diluted earnings (loss) per share               $     (0.36)      $     0.01      $     (0.40)      $     0.19
                                                     ===========       ==========      ===========       ==========


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

Results of Operations

The net loss for the 1998 quarter and 1998 nine months was approximately $(795,000) and $(891,000), respectively, or $(.36) and $(.40) per diluted common share, respectively, as compared to net income of approximately $33,000, or $.01 per diluted common share, in the 1997 quarter and $410,000, or $.19 per diluted common share for the 1997 nine months. The decrease is primarily due to sales volume that was below projected levels in the areas of pool and spas and export markets.

REVENUES. Revenues are derived primarily from the sale of fiber optic side glow(R) and end glow(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ("1998 quarter") and nine months ended September 30, 1998 ("1998 nine months") were approximately $1,548,000 and $6,462,000, respectively, as compared to approximately $1,881,000 and $6,627,000 for the three months ("1997 quarter") and nine months ended September 30, 1997 ("1997 nine months"). This represented decreases of 18% and 3%, respectively. The Company experienced revenue growth in the domestic lighting market, and is planning to expand efforts in this market. Subsequent to the end of the 1998 quarter, the Company entered into an exclusive distribution agreement ("Agreement") with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. whereby Cooper acquired the exclusive rights to market and sell the Company's products in the United States and Canadian architectural lighting market (the "Market"). Subject to the specific terms of the Agreement, over a five year period Cooper has minimum purchase targets of up to an aggregate of $47,000,000 of the Company's products for resale in the Market. Management believes this Agreement will expand the domestic market for the Company's products, and may contribute to the worldwide acceptance of fiber optic technology in the lighting market. Management further believes that broader acceptance of fiber optic technology in significant markets like the United States and Canada could help to stimulate future revenue growth in export and other markets.

Export sales were well below expectations in the 1998 quarter and 1998 nine months, primarily due to the relative strength of the U.S. dollar overseas, which raised the relative price of the Company's products as compared to other types of lighting products. Management noted that the majority of the Company's export sales were tied to new and renovation construction; consequently, as foreign markets have experienced economic difficulties, construction funding has slowed and sales of product through the Company's distribution channels have fallen. In response, Management has sought to expand distribution in targeted areas that have not suffered economic reversals, such as Europe and portions of South America. In the Asian market, the Company has suspended planned marketing activities, believing that the Company's products cannot compete effectively until such time as U.S. dollar stabilizes in relation to the currencies of the Company's Asian distributors.

Revenues in the pool and spa market were below forecast, as the Company's exclusive partner in the pool and spa industry did not achieve the market penetration originally anticipated. Management believes that the Company's products must be upgraded to differentiate the Company from competitive products. A new generation of higher performance products was released at the recent National Spa and Pool Institute trade show which Management believes may result in increased market recognition and revenues in future periods.

Revenues during the 1997 nine months included approximately $830,000 of revenue recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display. Management believes the overall market available to fiber optic lighting products continues to increase as the commercial, sign and pool and spa industries become aware of the benefits and applications of fiber optics in these market segments.

COST OF SALES. Cost of sales were approximately $1,115,000, or 72% of revenues, during the 1998 quarter and $4,144,000, or 64% of revenues, for the 1998 nine months as compared to approximately $1,121,000, or 60% of revenues, for the 1997 quarter and $3,966,000, or 60% or revenues, for the 1997 nine months. The gross margin was 28% and 36%, respectively, for the 1998 quarter and 1998 nine months as compared to 40% for the both 1997 quarter and 1997 nine months. Gross margins for the 1998 quarter and 1998 nine months were adversely affected by a sales mix that favored light sources as opposed to lighting systems and fiber products. The Company released several new light source products for the pool and spa industry which provide superior performance and have been designed to realize better unit profit margins. In addition, the Company plans to introduce several new light sources targeted at the commercial and sign markets which are also designed to improve gross margins on the light source lines. Gross margins were also affected by the lower than anticipated sales volume which increased fixed overhead costs per unit produced. Decreases in material costs were more than offset by fixed operating costs. The increase in overall fixed operating costs resulted from the Company's relocation in August 1997 from its previous facilities totaling 27,000 square feet to its new facility of 70,000 square feet. As revenue projections have fallen, Management has implemented cost control programs including reduction of personnel in production and administration areas through attrition, and programs designed to reduce indirect manufacturing costs. Management believes that the increased costs associated with the new facility are necessary for the Company to service the volume increases associated with the Company's recent Agreement with Cooper as well as anticipated growth in the pool and spa product lines. Further, Management intends to pursue additional distribution partners in targeted industries, and believes the future benefits of the integrated manufacturing facility are necessary to demonstrate the Company's ability to service such partners.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $865,000 and $2,582,000 during the 1998 quarter and 1998 nine months, respectively, as compared to approximately $444,000 and $1,744,000 for the 1997 quarter and 1997 nine months, respectively. This represented increases of 95% and 48%, respectively. During the 1998 nine months, commission expenses were significantly increased due to the growth of the Company's domestic lighting business that is supported by lighting agents across the country. Commissions are payable upon receipt of payment in full on customer accounts. In addition, the Company attended numerous international and domestic trade shows compared to the 1997 nine months. As a result, advertising expenditures for trade publication placements were significantly increased to support these trade events. Literature expenses and educational training seminars were also increased as the Company received greatly increased inquiries for product catalogs and requests for applications training, which Management believes is a result of the trade advertising and show attendance. As revenue projections decreased, several planned trade events were canceled, particularly in the Asian and Australian markets; however, many of the planned trade events in the 1998 quarter were planned in late 1997 to secure early commitment discounts, so the effect of these cancellations was minimal in the 1998 quarter. To further reduce costs, the Company has restructured its internal sales groups, and engaged commissioned manufacturer's representatives to decrease internal costs of selling. Management has also engaged an out source marketing group to aid in reducing the costs of advertising and to provide more targeted direction in the Company's marketing efforts. Management also believes the recent Agreement with Cooper will reduce selling and marketing expenses as Cooper will assume responsibility for all costs of selling and marketing the Company's products in the Market throughout the United States and Canada. While Management believes these marketing and sales expenses are critical to potential future revenue growth, Management is implementing more cost effective methods of developing and delivering these materials and training services including utilization of electronic catalogs and internet based systems.

The Company also experienced increase legal costs during the 1998 quarter. Management became aware of a foreign competitor which the Company believes has infringed the Company's fiber optic cable patents, and incurred expenses in investigating the extent of the infringement and in pursuing remedial and enforcement actions with various trade bodies. In addition, the Company filed a lawsuit against several former employees who Management believes may be in violation of certain covenants in their employment agreements. Management intends to aggressively enforce the covenants of confidentiality and non-competition in such agreements against the former employees.

RESEARCH AND DEVELOPMENT. Research and development costs were approximately $124,000 and $276,000, respectively, during the 1998 quarter and 1998 nine months as compared to approximately $95,000 and $227,000, respectively, during the 1997 quarter and 1997 nine months. This represented increases of 31% and 22%, respectively. During the 1998 quarter, the Company continued several joint product development efforts with key vendors and technology partners to attempt to reduce fixed research and development costs. Management believes that these relationships may allow the Company to accelerate product development while reducing development costs and cycle times. During the 1998 nine months, the Company increased personnel levels in the area of research and development in order to shorten development time of several new light sources and to accelerate a cost reduction and re-engineering program in several core product categories to reduce manufacturing costs of these product lines. The initial results of these efforts were the introduction of a new line of high performance products targeted to the pool and spa industry in the 1998 quarter to increase penetration of this market through Hayward Pool Products. The Company also plans to release several new product lines in the fourth quarter of 1998 and the first quarter of 1999 which Management believes will be critical to future revenue growth in the lighting and signage markets. Management believes the increased expenditures for engineering and research and development are necessary to ensure that the Company continues to expand its product offerings to the market and to maintain a leadership position in fiber optic lighting technology.

INTEREST. Interest income is derived from the short-term investments of liquid cash balances in low risk commercial paper and money market funds. Interest income for the 1998 quarter and 1998 nine months was approximately $18,000 and $75,000, respectively, as compared to approximately $39,000 and $115,000, respectively, for the 1997 quarter and 1997 nine months. The decrease is attributable to lower average cash balances available for investment during the 1998 nine months. The Company utilized cash during the 1998 nine months to expand inventory in advance of the traditional summer building season in the pool and spa and architectural lighting markets.

Interest expense increased from approximately $124,000 for the 1997 quarter and 1997 nine months to approximately $106,000 and $325,000 for the 1998 quarter and 1998 nine months. The increase is attributable to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

TAXES. Provision for income taxes included charges of approximately $150,000 and $97,000, respectively, for the 1998 quarter and 1998 nine months compared to income tax expense of $1,322 and $169,000, respectively, for the 1997 quarter and 1997 nine months. Income taxes for the 1998 nine months included a provision for income taxes of $150,000, which was offset by tax benefits of approximately $53,000. The charge to income during the 1998 nine months was due to the accounting treatment of the net deferred tax asset resulting from prior years' net operating loss carryforwards and the associated valuation allowance against this asset. Income taxes for the 1997 nine months included a provision for income taxes of approximately $174,000, which was offset by tax benefits of approximately $38,000 as a result of the carryforward of prior year tax losses.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of approximately $4,667,000.

Cash and investments decreased by approximately $1,300,000 during the 1998 nine months. Inventory increased by approximately $759,000 during the 1998 nine months. Inventory was expanded based on planned revenue growth. As projections for revenue growth were reduced, material orders have been postponed or canceled to match new forecasts. The inventory on hand consists mainly of raw materials for the Company's core optical products lines, and will be used to support future revenue growth in the domestic lighting market in furtherance of the Agreement with Cooper. Accounts Receivable decreased by approximately $606,000 as extended credit term sales to major customers became due. Other assets increased by approximately $84,000. The increase was primarily due to prepayments on tooling for new products and tooling to reduce unit costs and improve margins on core product lines. Deposits on orders decreased by approximately $37,000. In the past, the Company had required deposits on orders prior to order acceptance. As the Company's customer mix has evolved, the Company has modified its credit terms to industry standards for qualified customers. Accounts payable decreased by approximately $499,000 as extended credit term purchases from major vendors became due. Net equipment and furniture decreased by approximately $192,000. Acquisitions of fixed assets and computer equipment were exceeded by depreciation on existing assets. Planned capital expansions, other than the aforementioned tooling projects, were postponed as revenue projections were revised downward. The Company plans to continue to make tooling changes in core product lines to increase the unit profitability of these products and to install a new information system which will allow real time updating and streamlining of databases that are currently unrelated and stored on multiple information systems, which may reduce internal administrative costs and increase revenue per employee.

Subsequent to the 1998 quarter, the Company entered into an Agreement with Cooper for the distribution of its products in certain Markets located in the United States and Canada. Concurrent with the Agreement, Cooper Lighting, Inc. purchased Class A common stock directly from the Company equivalent to approximately 10% of the total outstanding stock of the Company. The acquisition price of the common stock was $7.98 per common share, resulting in net proceeds to the Company of approximately $1,960,000. Under the terms of the stock purchase agreement, Cooper is entitled to nominate one director to the Board of Directors of the Company, and received certain registration rights and warrants in conjunction with the transaction.



Escrowed Shares

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by generally accepted accounting principles. As of March 31, 1997, Brett Kingstone, the President and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury and cancelled. The Company currently has 26,130 shares of Class A Common Stock held in escrow. In the event the Company attains certain earnings thresholds, or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, the Company may, in the event of the release of such shares from escrow, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, charges to earnings as compensation expense which would have the effect of reducing the Company's earnings at such time.



Year 2000 Issue

As year 2000 approaches, an issue impacting all companies has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two digit date position which represents the year (i.e., "98" is stored on the system and represents the year
1998). As a result, the year 1999 (i.e., "99") could be the maximum date value systems will be able to accurately process. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000. The Company does not anticipate incurring additional expenditures to upgrade its current software and hardware equipment in relation to the "Year 2000" issue. The developers of the accounting software and operating systems that the Company currently uses have submitted written statements assuring the Company that the software has the capability to handle Year 2000 issues and the Company will not have to incur further costs for upgrades.

The Company relies on its customers, suppliers, utility providers, financial institutions and other partners in order to continue normal business operations. At this time, it is impossible to assess the impact of the Year 2000 issue on each of these organizations. There can be no guarantee that the systems of other unrelated entities on which the Company relies will be corrected on a timely basis and will not have a material adverse effect on the Company. The Company has identified the other organizations which are critical to its' continued operations and intends to survey these organizations to determine the impact of the Year 2000 on their operations and their plans for addressing any potential concerns. The estimated cost of review and assessment efforts is not expected to be material to the Company's financial position or any year's result of operations, although there can be no assurance of this result.

                                     PART II



Item 5.   Other Information

On November 23, 1998, Registrant entered into a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a
New York Stock Exchange Company trading under the symbol "CBE") pursuant to which Registrant sold to Cooper 250,369 shares of its Class A Common Stock, $.001 par value per share ("Class A Common Stock") for a purchase price of $2,000,000. In addition, the Registrant entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries (Canada), Inc., ("Cooper Canada") another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were granted the exclusive distribution rights in the United States and Canada to Registrant's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper has agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,000,000 of the Registrant's products over a five year period, renewable after such period. Cooper was also granted a ten year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Registrant at $8.02 per share, and a warrant to purchase an additional 517,950 shares of Class A Common Stock at fair market value if the number of outstanding shares of Class A Common Stock of Registrant is increased as a result of the exercise of Registrant's currently outstanding warrants (the "Warrants"). Cooper was granted registration rights with respect to the shares of Class A Common Stock sold pursuant to the Stock Purchase Agreement and the shares of Class A Common Stock issuable upon exercise of the Warrants. Cooper also has the right to designate one director to Registrant's Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

             10.8 Stock Purchase Agreement between Registrant and Cooper Lighting, Inc., dated November 23, 1998, including exhibits (to be filed by amendment to this 10-QSB as soon as possible).

             27       Financial data schedule (Filed in electronic form only).

             99.1     Press release dated November 23, 1998.


(b)       The Company filed one current report on Form 8-K on August 13, 1998.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





SUPER VISION INTERNATIONAL, INC.







By: /s/Brett M. Kingstone                               Date: November 23, 1998
    -------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)





By: /s/John P. Stanney                                  Date: November 23, 1998
    ---------------------------------------------
    John P. Stanney, President and Chief Financial Officer
   (Principal Financial and Accounting Officer)