Form 10QSB/A
period 1998-09-30
SUPER VISION INTERNATIONAL INC
filed 1998-12-01
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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

                        SUPER VISION INTERNATIONAL, INC.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits -- As stated in the Registrant's quarterly report filed on
                      Monday, November 23, 1998, attached to this Amended quarterly report is Exhibit 10.8.

             10.8 Stock Purchase Agreement between Registrant and Cooper Lighting, Inc., dated November 23, 1998, including exhibits (filed herewith).

             27       Financial data schedule (Filed previously).

             99.1     Press release dated November 23, 1998 (filed previously).


(b)       The Company filed one current report on Form 8-K on August 13, 1998.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





SUPER VISION INTERNATIONAL, INC.







By: /s/Brett M. Kingstone                               Date: November 30, 1998
    -------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)





By: /s/John P. Stanney                                  Date: November 30, 1998
    ---------------------------------------------
    John P. Stanney, President and Chief Financial Officer
   (Principal Financial and Accounting Officer)