Form 10KSB40
period 1998-12-31
SUPER VISION INTERNATIONAL INC
filed 1999-03-30
CIK 917523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                           OF 1934 (NO FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE TRANSITION PERIOD FROM      TO
                                                 ----    ----

                           COMMISSION FILE NO. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             DELAWARE                                           59-3046866
   ------------------------------                            ---------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation Or Organization)                            Identification No.)


                   8210 PRESIDENTS DR., ORLANDO, FLORIDA 32809
                   -------------------------------------------

                    (Address of Principal Executive Offices)

                                 (407) 857-9900
                   -------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                      CLASS A COMMON STOCK, $.001 PAR VALUE
                 -------------------------------------------
                                (Title of Class)


                                CLASS A WARRANTS
                 -------------------------------------------
                                (Title of Class)


                                CLASS B WARRANTS
                 -------------------------------------------
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

State issuer's revenues for its most recent fiscal year:  $8,349,559.

The aggregate market value of the Class A Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on March 15, 1999 was $11,364,851.

As of March 1, 1999, there were issued and outstanding: 2,020,418 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relative to the Registrant's 1999 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

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


PRODUCTS AND SERVICES

                  SIDE-GLOW(TM) AND END GLOW(TM) CABLES

                  The Company's SIDE-GLOW(TM) fiber optic lighting cables are marketed as an alternative to neon and other conventional lighting products, for use in accent lighting, theme lighting and lighting areas where maintenance and breakage are of concern to the end user. SIDE-GLOW(TM) fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs and maintenance. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

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

                  The Company's SIDE-GLOW(TM) and END GLOW(TM) cables have been incorporated in diverse locations worldwide, including residential pools and spas; the world's largest fiber optically lit pool in the Westin Hotel, St. John's, U.S. Virgin Islands; Universal Studios CityWalk, Florida; and at the MTV Music Awards party in Milan, Italy.

                  During 1998, the Company's SIDE-GLOW(TM) and END GLOW(TM) cable products accounted for approximately 41% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and, therefore, the Company intends to devote the majority of its engineering, sales and marketing efforts to expand this area of its business and the related light sources product line described below.

         LIGHT SOURCES

                  The Company manufactures a variety of light sources used in conjunction with its SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet standards established by Underwriters Laboratories and comparable certifying bodies worldwide. During 1998, the Company introduced the world's first fully integrated dimming control system for use with its metal halide light sources, primarily for the movie theater and museum industries. The Company also engineered numerous custom light sources for highly specialized lighting applications. The Company currently manufactures numerous standard catalog light sources, including the SV750 light source series for endpoint fiber optic applications and certain SIDE-GLOW(TM) applications; the SV250 series and SV25T light tower for swimming pool and residential applications; the SV1500 light source series for the display case and interior theme lighting industries; and the SV2000 series for commercial lighting and signage. The Company also manufactures a wide variety of custom light sources for specific market needs based on a survey of the customer's lighting application.

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

                  The Company's light sources product lines represented approximately 34% of the Company's total revenue during 1998. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

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

                  During 1998, endpoint signs and displays accounted for approximately 21% of the Company's total revenues.

                  LIGHTING ACCESSORIES

                  The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, downlights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. The Company believes that providing the fixtures and accessories to the market enhances the Company's ability to market its fiber optic products as a full lighting package, as opposed to a component line.

                  During 1998, lighting accessories accounted for approximately 4% of the Company's total revenues.

SALES AND MARKETING

                  The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users. In November 1998, the Company signed an exclusive distribution, sales and marketing agreement with Cooper Lighting, Inc. and Cooper Industries (Canada), Inc. (referred to collectively hereinafter as "Cooper"), pursuant to which Cooper acquired the North American rights to market, sell and distribute the Company's products to the architectural lighting market. The Company's products will be marketed by Cooper under a new brand, Optiance by Super Vision.

                  In September 1996, the Company signed an exclusive distribution and marketing agreement with Hayward Pool Products ("Hayward"), the world's largest pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the pool and spa lighting market. The Company derived 21% of total revenues from Hayward in 1998.

                  The Company utilizes a combination of direct marketing and manufacturer's representatives for its Signage product lines in order to reduce end use costs. In 1998, the Company signed agreements with several regional manufacturer's representative groups throughout the United States. Endpoint signs and displays are also marketed direct to end users, principally Fortune 500 companies worldwide.

                  The Company derived 26% of total revenues from international sales in 1998. The Company has entered into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

MANUFACTURING AND SUPPLIERS

                  The fiber optic strands used in the Company's endpoint signs and displays as well as the production of its SIDE-GLOW(TM) and END GLOW(TM) cables are purchased from several key suppliers. In October 1994, the Company entered into a contract for the design and purchase of customized cabling and extrusion equipment in order to produce its SIDE-GLOW(TM) and END GLOW(TM) cables. The equipment became operational in December 1995. In August 1997, concurrent with the Company's relocation to its new facility, the cabling and extrusion equipment were upgraded and retrofitted to increase quality and production capability. Revision of the manufacturing process has allowed the Company to increase quality, improve capabilities and maintain process control. In November 1998, the Company was able to make process modifications which yielded a 68% improvement in light output of its SIDE-GLOW(TM) cables, which the Company began shipping in February 1999. The Company believes that as the volume of products produced increases, this equipment may further reduce the manufacturing costs of its SIDE-GLOW(TM) and END GLOW(TM) cables, and therefore allow the Company to offer its products to the market at prices equivalent to neon lighting. The Company maintains outside manufacturing capabilities for these products in the event the cabling and extrusion equipment are ever disabled for any period of time. The Company manufactures the lights sources and control systems used with its SIDE-GLOW(TM) and END GLOW(TM) cables and endpoint displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary and the Company has U.S. patents issued with respect to this design. All endpoint displays are manufactured directly by the Company based on the clients' specifications, or designed jointly with the Company's highly experienced personnel. The Company believes its ability to offer a full range of products and design, engineering and support services are unique in the market place, and are important to its future prospects for growth.

                  The Company's strategy is to continue to reduce materials costs and reduce its dependence on outside suppliers by expanding its manufacturing capabilities and engineering its products around off the shelf components combined with its proprietary designs. The relocation of the Company's operations to a larger facility has initially increased manufacturing overhead costs, but the Company believes the relocation is critical to its ability to meet projected demand in future periods, and may ultimately reduce unit overhead costs due to efficiencies gained from better manufacturing flow. The Company continues to perform research and development to further lower the cost of production of all existing products. The Company also plans to develop additional products and identify new markets and distribution channels.

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

RESEARCH AND PRODUCT DEVELOPMENT

                  The Company considers its ability to constantly improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications to be critical to the growth of the Company. The Company believes this responsiveness to the market to be an important differentiating factor, and will continue to seek rapid response to market trends. The Company believes that the increasing market for fiber optic lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, the Company increased its engineering and research staff in 1998, and plans to perform joint product development with its marketing partners. The Company believes this is necessary to maintain its competitive advantage and to defend its market position.

                  During 1998, the Company spent approximately $387,000 on engineering and product development activities, as compared to approximately $377,000 expended in fiscal 1997. The Company believes its success will depend, in large part, on its ability to continue to improve and enhance its existing products and to develop new products and applications for its technologies. In addition, the Company believes it must continue to improve gross margins on all product lines through engineering and research.

                  The Company believes increased levels of spending on research and development may be necessary to successfully develop a product which has the brightness of neon and which can be sold at a comparable price. Further, the Company believes joint research with Cooper will be required to fully develop and expand a package of fiber optic lighting products and systems engineered specifically for the architectural lighting market. Additionally, as new market opportunities are found, increased levels of product development may be warranted to rapidly design, engineer and produce products to fill these market needs.

COMPETITION

                  The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in fiber optic lighting. Additionally, the Company is aware that several larger companies which are currently engaged in traditional lighting technologies or lighting component manufacture have announced their intention of entering the fiber optic lighting market through acquisition or formation of divisions or subsidiaries dedicated to penetrating the fiber optic lighting market. There can be no assurance that a large conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company's operating results, although the Company believes that its recent agreement with Cooper will be a potential mitigating factor.

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

                  The Company believes its products can effectively compete against traditional lighting in the areas of maintenance costs, safety and energy consumption. The Company's lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the Company's SIDE-GLOW(TM) and END GLOW(TM) cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Further, the Company's products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. The Company's products also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

                  The Company's products may not favorably compete with traditional lighting on the basis of price for smaller lighting systems and in particular with neon systems in smaller scale applications, which comprise a large portion of the available market. Additionally, fiber optic lighting systems do not equal neon's brightness in a cost-effective manner for many applications. In applications calling for maximum brightness and competitive cost, the Company's products may not be able to compete effectively with traditional lighting products.

                  The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by the Company's SIDE-GLOW(TM) and END GLOW(TM) cables and light source products. These companies utilize a similar technology to that used by the Company and compete generally on the basis of price and quality. The Company believes it may compete favorably in markets where price is the central issue. The Company's quality control system will also allow the Company to compete on the basis of quality of product and services delivered. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs, and consequently, erode the Company's price advantage.

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

PATENTS AND PROPRIETARY RIGHTS

                  The Company considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Employees of the Company, as well as technical consultants who may be hired from time to time, enter into confidentiality and/or invention assignment agreements and non-competition agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company. The Company therefore believes that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

                  The Company has been issued a United States patent relating to the reflective center core used in the process of manufacturing its SIDE-GLOW(TM) cables and has received Patent Cooperation Treaty protection of this patent overseas. The Company also has two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, the Company has acquired a United States patent related to the method of manufacturing a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, the Company believes that expansion of the applications for its fiber optic technologies are important to the possible achievement of future growth objectives. The Company has a fifth patent related to its light source technology and a device for connecting fiber optic cables to the light source. The Company also has several patent applications pending with respect to a variety of new product innovations and manufacturing methods.

                  The Company will continue to seek patent protection where appropriate for future developments, improvements and enhancements to its technology. There can be no assurance, however, that the Company's patent or patents that may be issued in the future will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products. On January 8, 1999, the Company filed a Federal lawsuit against a Chinese company alleging direct infringement of the Company's United States and Patent Cooperation Treaty patents related to the Company's SIDE-GLOW(TM) cables. The Company intends to aggressively prosecute its patent rights in this matter.

                  The Company has obtained approval for a registered trademark for the "Super Vision" name, and has filed for a European community trademark. Additionally, the Company has obtained a registered trademark on the brand names SIDE-GLOW(TM) and END GLOW(TM) related to the Company's fiber optic cables, and a European community trademark application has been filed as well. The Company has also applied for trademarks on several planned new products and brand names, with provisional approval expected in 1999. The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

                  At March 15, 1999, the Company had 60 full-time employees including 6 in research and development, 13 in sales, marketing and customer service, 11 in finance and administration and 30 in production and quality control. None of the Company's employees is currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.           Description of Property.

                  The Company's executive offices and manufacturing facility are located in approximately 72,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental of approximately $53,000. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's facilities.

Item 3.           Legal Proceedings.

                  On January 8, 1999, the Company filed a lawsuit (case number pending) in the U. S. District Court for the Middle District of Florida, Orlando Division against Neo-Neon, Ltd., a Hong Kong corporation, and Live Lite International, B.V., a Netherlands corporation (collectively, the "Defendants"), for direct patent infringement of the Company's patents related to its Side Glow(TM) products. No response to the suit has yet been received. The Company is considering further actions against these same corporations for infringements of the Company's Patent Cooperation Treaty filings of the same patents. The Company is seeking injunctive relief against the Defendants, and may also seek damages, which are as of yet indeterminable. The Company intends to aggressively defend its rights under the subject patents.

Item 4.           Submission of Matters to a Vote of Security-Holders.

                  No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

                  (a) Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 1998 and 1997 as reported by The Nasdaq Stock Market, Inc.


                                           Bid Prices
                                         High       Low
Year ended
December 31, 1998

First Quarter                          6-31/32    5-27/32
Second Quarter                          5-1/4     3-27/32
Third Quarter                          4-17/32     3-7/16
Fourth Quarter                            4        3-5/32

Year ended
December 31, 1997

First Quarter                          8-31/64       6
Second Quarter                            9       6-13/32
Third Quarter                          10-5/32    8-15/64
Fourth Quarter                         9-33/64    5-13/64


                  Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                  (b) The number of holders of record of the Company's Class A Common Stock as of March 15, 1999 is 46.

                  (c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6.           The Company's Discussion and Analysis or Plan of Operation.

                  The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1998, the Company had working capital of $5,917,819.

                  Cash increased by approximately $320,000 during the year ended December 31, 1998, primarily as a result of the Company's sale of 250,369 shares of Class A Common Stock to Cooper, pursuant to which Cooper acquired the North American rights to market, sell and distribute the Company's products to the architectural lighting market. Proceeds from the sale of shares, net of issuance costs, were approximately $1,929,000. Cash was utilized in operations to increase inventory by approximately $403,000 to support anticipated revenue levels which were not achieved. Additionally, approximately $597,000 of cash was expended in the decrease of accounts payable. The decrease in payables was due primarily to the timing of payments to several key vendors. Cash of approximately $306,000 was used to acquire tooling and equipment for the manufacture of several new products, due to be released in the second quarter of 1999, and approximately $259,000 was paid on the replacement of the Company's financial accounting and operations software and systems to support anticipated future revenue levels.

                  Trade accounts receivable decreased by approximately $586,000 for the year ended December 31, 1998. The decrease was due primarily to reduced sales to Hayward, as well as reduced export sales. Sales to Hayward, the Company's exclusive distributor in the pool and spa market, were much lower than forecast. The Company believes that the shortfall was due to purchase timing imbalances with Hayward. Additionally, the Company believes its pool and spa product offerings were limited in comparison to competitors' product offerings. A new generation of higher performance products was introduced at the 1998 National Pool and Spa Institute tradeshow in October 1998. The Company believes these new products may result in increased market penetration and revenues in future periods. Export sales were also far below expectations due to the relative strength of the U.S. dollar overseas.

                  During the year ended December 31, 1998, the Company expanded inventory by approximately $403,000 based on planned revenue growth. As revenue forecasts were revised downward, material orders were postponed or canceled. The inventory on hand as of December 31, 1998 consists largely of raw materials for the Company's optical products which can be used to support all of the Company's markets. The Company believes that these inventory levels should be sufficient to supply current and projected revenue growth.

                  The Company used approximately $306,000 in 1998 in the expansion of property and equipment, primarily in tooling, fixtures and equipment for the production of several new products which are planned for release in the second quarter of 1999. Additionally, the fixtures and equipment will be used to support further development and introductions of new products to support the Company's distribution arrangement with Cooper. Deposits of approximately $259,000 were paid on the replacement of the Company's financial, accounting and operations software and systems. The Company believes these expenditures are necessary to support the planned increases in information demands, electronic commerce and EDI based communications with the Company's exclusive marketing partners.

                  Accounts payable decreased approximately $597,000 for the year ended December 31, 1998, primarily as a result of timing of payments to several key vendors. In addition, as previously noted, orders for raw materials and components were both postponed and canceled as revenue projections were decreased, which further decreased accounts payable as of year end.

                  Deposits decreased by approximately $93,000 during the year ended December 31, 1998. Deposits are generally required on custom production orders. As of December 31, 1998, the Company had a minimal backlog of custom production orders.

                  Capital lease obligations increased to approximately $3,189,000 as of December 31, 1998. In August, 1997, the Company's executive offices and manufacturing facilities were relocated to an approximately 72,000 square foot space in Orlando, Florida which is occupied pursuant to a lease which expires in June 2012 and provides for a base monthly rental of approximately $53,000. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's executive offices. The lease is accounted for as a capital lease obligation.

                  The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements as well as planned expansion.

                  In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such stockholders (the "Escrow Shares"). In the event any Escrow Shares are released from escrow to persons who are officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes as required by the generally accepted accounting principles ("GAAP"). As of March 31, 1997, Brett Kingstone, the CEO and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company and retired. The Company currently has 26,130 shares of Class A Common Stock held in escrow. In the event the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, such release will be deemed additional compensation expense of the Company. Accordingly, the Company may, in the event of the release of the remaining shares from escrow, recognize during the period in which the earnings thresholds are met or are probable of being met or such minimum bid prices attained, charges which might have the effect of increasing the Company's loss or reducing or eliminating earnings, if any, at such time. The Escrow Shares are due to be released to the Company's treasury on March 29, 1999 if they are not released based on the attainment of the earnings thresholds or minimum bid price requirements. If the shares are returned to the Company's treasury, the Company intends to cancel the shares.

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

                  Revenues. Revenues are derived primarily from sales of SIDE-GLOW(TM) and END GLOW(TM) fiber optic cables, light sources, endpoint signs and displays and lighting accessories. Revenues for the year ended December 31, 1998 ("1998") were approximately $8,350,000. This represented an 8% decrease from the year ended December 31, 1997 ("1997"). Revenues for 1998 decreased primarily as a result of reduced sales in the pool and spa line of products offerings, as well as reduced export sales. Sales to Hayward were substantially below forecast and were reduced from 1997 levels. The Company believes the shortfall was due to purchase timing imbalances with Hayward. Additionally, the Company believes the Company's product offerings were limited in comparison to competitor's product offerings; the Company has accelerated introduction of planned new product releases. The Company expects to release these new products in the second quarter of 1999. Export sales were far below expectations, primarily due to the relative strength of the U.S. dollar overseas which raised the price of the Company's products relative to offshore fiber optic companies and competitive foreign manufactured traditional lighting products. In response to the reduced export activity, the Company has focused overseas growth efforts in areas least affected by the global financial crisis, particularly in the European market. Marketing activities in the Asian and Latin American markets have been postponed until such time as the regions exhibit economic stabilization. Slight growth was experienced in the Company's sign sales. Further, the Company believes that further growth in the sign market is possible, but will require increased research into achieving neon brightness of the Company's fiber optic cables. The Company experienced strong growth in the domestic architectural lighting market during 1998. In an effort to further expand growth in this market, the Company entered into an exclusive distribution agreement ("Agreement") with Cooper in November 1998, whereby Cooper acquired the exclusive rights to market and sell the Company's products in the United States and Canadian architectural lighting market (the "Market"). Subject to the specific terms of the Agreement, over a five year period Cooper has minimum purchase targets of up to an aggregate of $47,075,000 of the Company's products for resale in the Market. The Company believes the Agreement will accelerate and broaden the acceptance of fiber optic lighting in the architectural lighting market, and may therefore accelerate revenue growth of the Company in this critical core market.

                  Included in 1997 revenues is approximately $830,000 of revenue was recognized under a long-term contract completed in May 1997 for what the Company believes to be the world's largest custom fiber optic display.

                  Gross Margin. The gross margin decreased 3% from 39% in 1997 to 36% in 1998. The 1998 gross margin was unfavorably impacted by a sales mix which favored lower margin light sources over fiber optic cable products and systems. The Company noted that margins gains were further decreased due to the higher per unit fixed operating costs resulting from the combination of reduced unit sales volumes and the Company's relocation to its new headquarters and manufacturing facility. In August 1997, the Company relocated from its previous facilities to a single combined use building. Fixed operating costs include lease costs, utilities, insurance and other costs of facility maintenance and operation. The Company believes that the increased costs associated with the new facility are necessary for the Company to compete effectively in the market and to service anticipated revenue increases from the Company's Agreement with Cooper, and may result in eventual margin increases due to improved manufacturing methods and product flow in the new facility. Additional margin erosion resulted from downward price pressures in the Company's pool and spa product lines, as competitors in the category responded to the increased market penetration of the Company's products. The Company believes such pressures may continue as existing and new competitors attempt to react to the Company's growth strategies and regain market share from the Company. The Company plans to respond to these competitive strategies by offering improved products to the market and attempting to further reduce costs of manufacturing these products.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $3,623,000 for 1998 compared to approximately $2,792,000 for 1997, an increase of 30%. During 1998, commission expenses were significantly increased due to growth in the Company's domestic architectural lighting business. The Company increased domestic and international trade show attendance during 1998 in an effort to increase interest in the Company's products. Consequently, costs of advertising, literature and educational seminars were higher in 1998 as compared to 1997. The Company believes these types of educational and awareness events are critical to achieving recognition and acceptance of fiber optic lighting technology and the Company's products. In an effort to reduce selling and marketing costs, the Company has restructured its internal sales force to concentrate on core market areas, and engaged outsource marketing groups and commissioned manufacturer's representatives in markets formerly serviced directly by the Company's internal sales personnel. The Company believes these changes will result in greater focus on core businesses, and may reduce costs of selling and marketing as a percentage of sales, as compensation of these third parties is contingent upon increases in the sales of the Company's products in the target markets. The Company also believes the Agreement with Cooper may eventually reduce sales and marketing costs as Cooper has assumed responsibility for all costs of selling and marketing the Company's products in the exclusive Market throughout the United States and Canada. While the Company believes increased awareness of the Company and its products are critical to future planned revenue growth, the Company intends to pursue methods of advertising and education of the market which may reduce costs associated with these activities, including reduced reliance on expensive hard copy catalogs and literature. The Company intends to implement more efficient methods of marketing communications including electronic catalogs and internet based educational methods.

                  The Company also experienced increased legal costs during 1998. The Company became aware that a foreign competitor was infringing on the Company's patent rights related to its fiber optic cables, and subsequently filed a federal lawsuit in December 1998. Expenses were incurred in investigating the extent of the infringement and in filing the lawsuit, as well as pursuing possible actions through various international trade bodies.

                  Research and Development. Research and development costs were approximately $387,000 for 1998 compared to approximately $377,000 for 1997, an increase of 3%. The Company increased staffing levels in the area of engineering and research in order to shorten development time of new product lines and redesign of existing products to enhance performance and reduce costs of these products. The Company plans to introduce several new products in the second quarter of 1999 and shortly thereafter. In an effort to control engineering and research costs, the Company is continuing the practice of joint research and development with key vendors and technology partners, including several major research centers and universities. The Company believes these types of joint programs may leverage the Company's expertise while helping to control costs. The Company believes research and development costs may rise in future periods, however, as the Company performs research which is based on improving existing technologies, or developing new technology, as opposed to adaptation of current technology to new products. While the Company intends to continue its low cost development efforts, new research into lamp technology, improved cable brightness and other long term efforts may require sustained increases in research and development costs. In addition, the Company believes further increases in engineering and new product development will be required to support the Company's Agreement with Cooper.

                  Interest. The Company had interest income for 1998 of approximately $91,000 compared to approximately $150,000 for 1997 due to lower average cash balances during the year. Interest expense increased from approximately $273,000 in 1997 to approximately $440,000 for 1998, due to the accounting treatment for the lease on the Company's new facility as a capital lease under Statement of Financial Accounting Standards No. 13, Accounting for Leases.

                  Income Tax. The provision for income taxes included charges of approximately $159,000 and $82,000, respectively, for 1998 and 1997. The charge to income during 1998 was due to the accounting treatment of the net deferred tax asset resulting from prior years' net operating loss carryforwards and the associated valuation allowance against the net asset.

                  Net Income. The net loss for 1998 was approximately $(1,541,000), or $(0.68) per share-diluted, compared to net income of approximately $95,000, or $.04 per share-diluted, for 1997. The decrease was due primarily to a decrease in revenues in the pool and spa product lines in comparison to the prior year and sharply reduced export sales. Additionally, the Company experienced reduced gross margins due to competitive price pressures, and an unfavorable 1998 sales mix.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

                  Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following additional facts to consider. These forward-looking statements include the plans and objectives of Management for future operations, including plans and objectives relating to, among other factors, competition in each of the Company's product areas, dependence in suppliers, product demand, the ability to timely respond to rapid changes in technology, the ability to attract and retain qualified engineering and production personnel, infringement on or a challenge to the Company's proprietary information, and changes in economic conditions. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other SEC filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                  Factors Affecting Growth and Profitability. The growth and profitability of the Company's business will be dependent upon a number of factors beyond the control of the Company. For example, since the lighting industry generally is directly affected by new construction, building permits, housing starts and energy considerations, the Company's growth and profitability can be affected by adverse developments in those areas. Should the Company experience a slowdown in construction, the slowdown may cause the Company's business, financial position and results to be materially adversely affected.

                  Nasdaq SmallCap Listing Requirements; Penny Stock Regulation. The Company's Class A Common Stock is traded on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's securities could become subject to delisting. If the securities are delisted, trading in the securities could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a security holder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the Common Stock could become subject to the "penny stock" regulations promulgated under the Securities Exchange Act of 1934, as amended, which would subject the Company to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to recent regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of investors to sell their securities in the secondary market.

                  Year 2000 Compliance. Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. The Year 2000 issue is the risk that systems, products and equipment utilizing date-sensitive software or computer chips with two-digit date fields will fail to properly recognize the Year 2000. Such failures by the Company's software or hardware or that of government entities, customers, major vendors and other third parties with whom the Company has material relationships could result in interruptions of the Company's business which could have a material adverse effect on the Company.

                  The Company's Year 2000 readiness program applies to all hardware and software, whether developed internally or purchased from an outside supplier. The Company utilizes and is dependent upon data processing computer hardware and software to conduct its business, and recently completed an upgrade of all such hardware and software. Based on the Company's assessment to date, the Company believes its computer systems are "Year 2000 compliant"; that is, capable of adequately distinguishing 21st century dates from 20th century dates. However, there can be no assurance that the Company has or will timely identify and remediate all significant Year 2000 problems in its own computer systems, that remedial efforts subsequently made will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, operating results and financial conditions.

                  The Company believes that if any systems need to be repaired or replaced the repair or replacement would be minimal and could be handled within our normal budget for computer system upgrades and replacements. Costs incurred to date for system remediation have not been material. The Company is encouraging its customers and suppliers to take the appropriate precautionary steps necessary to ensure their computers systems are Year 2000 compliant, well in advance of the January 1, 2000 timeframe. However, the Company believes that financial exposure to the Company of the failure of any one customer to be Year 2000 compliant is limited. Should a number of customers not be Year 2000 compliant, or should a number of the Company's customers be negatively impacted by Year 2000 problems, the negative consequences to the Company's customers could have a material adverse effect on the Company's business, financial position, and results of operation.

                  The Company has currently made limited efforts to determine the extent of and minimize the risk that the computer systems of the Company's suppliers or customers are not Year 2000 compliant, or will not become compliant on a timely basis. If Year 2000 problems prevent any of the Company's suppliers from timely delivery of products or services required by the Company, the Company's operating results could be materially adversely affected. Further, if the Company's customers face Year 2000 problems that result in the deferral or cancellation of such customers' purchases of the Company's products and services, the Company's business, operating results and financial conditions could be materially adversely affected.

                  The foregoing statements are intended to be and are hereby designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

                  Competition. The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or do not perform some of the services provided by the Company which require the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, and provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays.

                  Trademarks and Patents. The Company considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Employees of the Company, as well as technical consultants who may be hired from time to time, enter into confidentiality and/or invention assignment agreements and non-competition agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company. The Company intends to aggressively enforce these and all other such agreements. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company's products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company. The Company therefore believes that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

                  Seasonality. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors, manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components, sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, and seasonality of sales. Product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies and adverse effects on sales of existing products, as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, generally prevailing economic conditions and fluctuations in foreign currency exchange rates could also adversely affect the Company's business. The Company's annual and quarterly results of operations also have been and will continue to be affected by national economic and other factors, such as housing market trends, interest rates and the weather.

                  The Company's quarterly operating results are also substantially affected by the market's acceptance of the Company's products and the level and timing of orders received. Significant portions of the Company's expenses are relatively fixed in advance based upon the Company's forecasts of future sales. If sales fall below expectations in any given quarter, the Company's operating results will be adversely affected. In addition, certain product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

                  Sales of commercial lighting products also depend significantly upon the level of new building construction. Because of the seasonality of construction, the Company's sales of swimming pool and commercial lighting products have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and the Company cannot predict the extent to which these seasonal trends will continue.

                  The Company anticipates that any future growth in the fiber optic lighting market will be accompanied by increasing competition in a number of its product lines. Such competition could adversely affect the Company's operating results.

                  Reliance on International Markets. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. However, because a significant portion of the Company's revenues are derived from sales in international markets, drastic negative changes in foreign economic conditions could have a material adverse effect on the Company's financial results.

                  Reliance on International Suppliers. The Company will continue to purchase fiber optic strands from several Japanese suppliers. While the Company believes alternative sources for fiber optics are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(TM) and END GLOW(TM) cables require fiber optic material of a higher quality than the Company believes is currently available elsewhere. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company's operations until such time as an alternative supplier could be found, although several suppliers have been identified as potential alternatives, which could provide the quality level in the amounts the Company requires or until such time as the Company could implement its own production capabilities.

Item 7.           Financial Statements

                  The following financial statements are filed as part of this report. This information appears in a separate section of this report.


                                                                          Page
                                                                          ----
         Report of Independent Certified Public Accountants               F-2

         Balance Sheets as of December 31, 1998 and 1997                  F-3

         Statements of Operations for the years ended
           December 31, 1998 and 1997                                     F-4

         Statements of Stockholders' Equity for the years ended
           December 31, 1998 and 1997                                     F-5

         Statements of Cash Flows for the years ended
           December 31, 1998 and 1997                                     F-6

         Notes to the Financial Statements                                F-7



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  The Company's independent auditor from January 1, 1997 through September 30, 1997 was Coopers & Lybrand, L.L.P.("C&L"). The Company terminated C&L on September 30, 1997. The Company's decision to terminate C&L was based on performance issues and was not the result of any dispute with C&L concerning accounting issues. The Company's decision was subsequently ratified by its Board of Directors; at the time of termination, the Company did not have an audit or similar committee charged with recommending or otherwise approving the decision to terminate C&L.

                  The reports of C&L on the Company's financial statements as of and for the two years ended December 31, 1996 and December 31, 1995 did not contain adverse or disclaimer opinions nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

                  During the Company's fiscal year ended December 31, 1997, and during the interim periods up to the date of its termination, C&L claimed there was a disagreement with the Company as to the proposed accounting treatment for a lease (the "Lease") with an entity owned by the Company's CEO for the Company's new principal executive offices located in Orlando, Florida. The issue identified by C&L was whether the Lease should be accounted for as a capital lease or an operating lease.

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

                  The Company's Board of Directors did not discuss the disagreement with C&L or its successor accountants.

                  The Company has authorized C&L to respond fully to inquiries of the successor accountant concerning the subject matter of the aforementioned dispute.

                                    PART III

Items 9 through 12:

                  The information called for by Item 9 (Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act), Item 10 (Executive Compensation), Item 11 (Security Ownership of Certain Beneficial Owners and the Company), and Item 12 (Certain Relationships and Related Transactions) is incorporated by reference from the Company's definitive proxy statement for its Annual Stockholders Meeting to be held on May 10, 1999, as filed pursuant to Regulation 14A.

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

                  4.1                Form of Unit Purchase Option (1)

                  4.2 Form of Warrant Agreement (including Forms of Class A and Class B Warrant
                                     Certificates) (1)

                  4.3                Escrow Agreement (1)

                  4.4                Form of Amendment to Escrow Agreement (1)

                  10.1               1994 Stock Option Plan (1)

                  10.1.1             Amendment to 1994 Stock Option Plan (1)

                  10.2               Employment Agreement with Brett Kingstone
                                     (1) (7)

                  10.3               Form of Indemnification Agreement (1)

                  10.4               Lease for Facility at Viscount Row (1) (7)

                  10.4.1             Lease for Facility at Presidents Drive (4)

                  10.4.2             Amendment One to Lease for Facility at
                                     Presidents Drive (4)

                  10.4.3             Amendment Two to Lease for Facility at
                                     Presidents Drive (4)

                  10.5               Bank Loan Agreement with Barnett Bank (1)

                  10.6               Stock Purchase Agreement with Hayward
                                     Industries, Inc. (2)

                  10.7               Warrant Agreement with Brett M. Kingstone (3)

                  10.8 Stock Purchase Agreement between Registrant and Cooper Lighting, Inc., dated November
                                     23, 1998, including exhibits (5)

                  16                 Letter on change in certifying accountant (6)



                  23.1               Consent of Ernst & Young LLP (8)

                  23.2               Consent of Coopers & Lybrand L.L.P. (6)

                  27.1               Financial Data Schedule for the Year ended
                                     December 31, 1998 (for SEC use only) (8)

                  27.2               Financial Data Schedule for the Year ended
                                     December 31, 1997 (for SEC use only) (8)



         (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-74742)

         (2) Incorporated by reference from the Company's Form 8-K filed on October 9, 1997 (File No. 0-23590)

         (3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-23590)

         (4) Incorporated by reference from the Company's From 10-QSB for the quarter ended September 30, 1997 (File No. 0-23590)

         (5) Incorporated by reference from the Company's Form 10-QSB/A for the quarter ended September 30, 1998 (File No. 0-23590)

         (6) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1997 (File No. 0-23590)

         (7)      Expired

         (8)      Filed herewith (in electronic format only)

(b) Reports on Form 8-K. The Company filed a report on Form 8-K on October 6, 1997 and amendments thereto on October 9, 1997, October 17, 1997 and December 12, 1997 regarding the change in independent accountants. The Company filed a report on Form 8-K on August 13, 1998 regarding the potential delisting of the Company's Class A and Class B warrants. The Company also filed a report on From 8-K on October 28, 1998 regarding the potential delisting of the Company's Class A and Class B warrants.

                        SUPER VISION INTERNATIONAL, INC.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                          Page
                                                                                          ----

                Report of Independent Certified Public Accountants
                  - Ernst & Young LLP                                                     F-2

                Balance Sheets as of December 31, 1998 and 1997                           F-3

                Statements of Operations for the years ended
                  December 31, 1998 and 1997                                              F-4

                Statements of Stockholders' Equity for the years ended
                  December 31, 1998 and 1997                                              F-5

                Statements of Cash Flows for the years ended
                  December 31, 1998 and 1997                                              F-6

                Notes to the Financial Statements                                         F-7


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Super Vision International, Inc.
Orlando, Florida


We have audited the accompanying balance sheets of Super Vision International, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP


Orlando, Florida
February 19, 1999

                        SUPER VISION INTERNATIONAL, INC.
                                 BALANCE SHEETS

                                                                                DECEMBER 31,
                              ASSETS                                     1998               1997
                                                                    -----------------  -----------------
Current Assets:
  Cash and cash equivalents                                         $       2,798,142  $       2,478,145
  Investments                                                                       -            102,121
  Trade accounts receivable, less allowance for
     doubtful accounts of $142,576 and $156,517 at                            915,570          1,501,340
     December 31, 1998 and 1997, respectively
  Inventories, less inventory reserve of $155,815 and
     $52,045 at December 31, 1998 and 1997, respectively                    2,545,684          2,142,754
  Advances to employees                                                         7,206             14,313
  Deferred income taxes                                                             -            119,185
  Other assets                                                                128,791             98,812
                                                                    -----------------  -----------------
                  Total current assets                                      6,395,393          6,456,670
                                                                    -----------------  -----------------
Property and Equipment:
  Machinery and equipment                                                   1,381,693          1,283,345
  Furniture and fixtures                                                      411,814            270,200
  Computers                                                                   378,485            342,991
  Vehicles                                                                     16,581             16,581
  Leasehold improvements                                                      898,824            879,792
  Property held under capital lease                                         3,081,000          3,081,000
                                                                    -----------------  -----------------
                                                                            6,168,397          5,873,909
  Accumulated depreciation and amortization                                (1,054,151)          (526,436)
                                                                    -----------------  -----------------
                                                                            5,114,246          5,347,473
  Construction in progress                                                    259,201                  -
                                                                    -----------------  -----------------
                  Net property and equipment                                5,373,447          5,347,473
Deferred Income Taxes                                                               -             39,631
Other Assets                                                                  191,062            183,034
                                                                    -----------------  -----------------
                                                                    $      11,959,902  $      12,026,808
                                                                    =================  =================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $         338,700  $         935,943
  Accrued compensation and benefits                                           134,423             45,225
  Deposits                                                                      4,451             97,839
                                                                    -----------------  -----------------
                  Total current liabilities                                   477,574          1,079,007
Obligation Under Capital Lease                                              3,189,015          3,148,359

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     authorized, none issued
  Class A common stock, $.001 par value, authorized
     16,610,866 shares, 2,020,418                                                   -                  -
     and 1,770,049 issued and
     outstanding at December 31, 1998 and 1997, respectively                    2,020              1,770
  Class B common stock, $.001 par value, 3,389,134 shares
     authorized, 483,264 issued and outstanding at
     December 31, 1998 and 1997, respectively                                     483                483
  Additional paid-in capital                                               10,236,139          8,201,040
  Accumulated deficit                                                      (1,945,329)          (403,851)
                                                                    -----------------  -----------------
                  Total stockholders' equity                                8,293,313          7,799,442
                                                                    -----------------  -----------------
                                                                    $      11,959,902  $      12,026,808
                                                                    =================  =================

See accompanying notes to financial statements.

                        SUPER VISION INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                                           1998               1997
                                                                    -----------------  -----------------
Revenues                                                            $       8,349,559  $       9,091,700

Cost and Expenses:
  Cost of sales                                                             5,369,262          5,520,987
  Selling, general and administrative                                       3,623,363          2,792,294
  Research and development                                                    387,042            376,653
                                                                    -----------------  -----------------
                     Total costs and expenses                               9,379,667          8,689,934
                                                                    -----------------  -----------------
Operating Income (Loss)                                                    (1,030,108)           401,766

Non-Operating Income (Expense):
  Interest income                                                              90,695            149,655
  Interest expense                                                           (440,216)          (273,436)
  Loss on disposal of assets                                                   (3,033)          (100,482)
                                                                    -----------------  -----------------
                   Total non-operating expense                               (352,554)          (224,263)
                                                                    -----------------  -----------------
Income (Loss) Before Income Taxes                                          (1,382,662)           177,503
Income Taxes                                                                  158,816             82,447
                                                                    -----------------  -----------------
Net Income (Loss)                                                   $      (1,541,478) $          95,056
                                                                    =================  =================
Income (Loss) Per Common Share:

  Basic                                                             $           (0.68) $            0.04
                                                                    =================  =================
  Diluted                                                           $           (0.68) $            0.04
                                                                    =================  =================

See accompanying notes to financial statements.

                        SUPER VISION INTERNATIONAL, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   COMMON STOCK
                                                --------------------------------------------------
                                                        CLASS A                     CLASS B              ADDITIONAL
                                                -----------------------      ---------------------        PAID-IN     ACCUMULATED
                                                  SHARES        AMOUNT        SHARES      AMOUNT          CAPITAL       DEFICIT
                                                ----------    ---------     ----------   ---------     ------------   -----------
Balance, January 1, 1997                         1,680,946     $  1,681      3,375,134     $ 3,375     $  7,633,653   $  (498,907)

  Retirement of Class B escrow
    shares                                               -            -     (2,891,870)     (2,892)           2,892             -

  Exercise of Class A warrants                      38,000           38              -           -          255,212             -

  Exercise of employee stock options                51,103           51              -           -          309,283             -

  Net income                                             -            -              -            -               -        95,056
                                                ----------    ---------     ----------   ---------     ------------   -----------
Balance, December 31, 1997                       1,770,049        1,770        483,264         483        8,201,040      (403,851)

  Issuance of common stock warrants                      -            -              -           -          106,777             -

  Sale of common stock, net of                     250,369          250              -           -        1,928,322             -
    issuance costs

  Net loss                                               -            -              -           -                -    (1,541,478)
                                                ----------    ---------     ----------   ---------     ------------   -----------
Balance, December 31, 1998                       2,020,418    $   2,020        483,264   $     483     $ 10,236,139   $(1,945,329)
                                                ==========    =========     ==========   =========     ============   ===========


See accompanying notes to financial statements.

                        SUPER VISION INTERNATIONAL, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                           1998          1997
                                                                                       -----------   ------------
Cash Flows from Operating Activities:
     Net income (loss)                                                                 $(1,541,478)  $     95,056

      Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
                 Depreciation                                                              532,570        359,147
                 Net loss on disposal of fixed assets                                        3,033        100,482
                 Amortization of intangible assets                                           8,382          6,718
                 Accretion of capital lease obligation                                      40,656         67,359
                 Deferred income taxes                                                     158,816         90,572
                 Common stock warrants expense                                             106,777              -
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Accounts receivable, net                                     585,770       (191,283)
                              Inventory, net                                              (402,930)      (221,651)
                              Other assets and advances to employees                       (13,779)       (22,320)
                         Increase (decrease) in:
                              Accounts payable                                            (597,243)       (84,535)
                              Accrued compensation and benefits                             89,198        (94,544)
                              Accrued and other liabilities                                      -       (194,247)
                              Deposits                                                     (93,388)        46,025
                              Payments in excess of costs and
                                recognized profit on uncompleted contracts                       -        (53,702)
                              Income taxes                                                       -        (19,388)
                                                                                       -----------   ------------
                                    Total adjustments                                      417,862       (211,367)
                                                                                       -----------   ------------
                                    Net cash used in operating activities               (1,123,616)      (116,311)
                                                                                       -----------   ------------
Cash Flows from Investing Activities:
     Purchase of investments                                                                     -       (100,041)
     Proceeds from the sale of investments                                                 102,121        105,587
     Purchase of property and equipment                                                   (564,835)    (1,295,302)
     Proceeds from disposal of equipment and furniture                                       3,258          7,950
     Acquisition of patents and trademarks                                                 (25,503)       (16,286)
                                                                                       -----------   ------------
                                    Net cash used in investing activities                 (484,959)    (1,298,092)
                                                                                       -----------   ------------
Cash Flows from Financing Activities:
     Cost of issuance of common stock                                                      (71,428)       (15,000)
     Proceeds from exercise of Class A warrants                                                  -        270,250
     Proceeds from exercise of employee stock options                                            -        309,333
     Sale of common stock                                                                2,000,000              -
                                                                                       -----------   ------------

                                    Net cash provided by financing activities            1,928,572        564,583
                                                                                       -----------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                                       319,997       (849,820)

Cash and Cash Equivalents, beginning of period                                           2,478,145      3,327,965
                                                                                       -----------   ------------

Cash and Cash Equivalents, end of period                                               $ 2,798,142   $  2,478,145
                                                                                       ===========   ============


See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 1998

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

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying statements of operations and accumulated depreciation in the accompanying balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

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

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         EARNINGS PER SHARE - In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

         STOCK-BASED COMPENSATION - The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 "Accounting for Stock-Based Compensation."

         COMPREHENSIVE INCOME - Pursuant to SFAS No. 130, "Reporting Comprehensive Income," the Company is required to report comprehensive income and its components in its financial statements. The Company does not have any components of comprehensive income to be reported under SFAS 130. Therefore, total comprehensive income (loss) is the net income (loss) reported in the financial statements.

         BUSINESS SEGMENTS - Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.

         SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS ON HEDGING ACTIVITIES" - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

2.       INVENTORIES:

         Inventories consist of the following:

                                                                                        December 31,
                                                                                 1998                 1997
                                                                             ------------         ------------
            Raw materials                                                    $  1,562,670         $  1,206,323
            Work in process                                                        65,107                    -
            Finished goods                                                      1,073,722              988,476
                                                                             ------------         ------------
                                                                                2,701,499            2,194,799
            Less: Reserve for excess inventories                                 (155,815)             (52,045)
                                                                             ------------         ------------
                            Net inventories                                  $  2,545,684         $  2,142,754
                                                                             ============         ============

3.       CAPITAL LEASE OBLIGATION:

         Effective June 15, 1997, the Company leases its operating facility from a corporation owned by the Company's chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

                    Office/Warehouse building                                      $  3,081,000
                    Less accumulated amortization                                      (308,100)
                                                                                   ------------
                                                                                   $  2,772,900
                                                                                   ============

         At December 31, 1998, future minimum lease payments for the capital lease are as follows:

         Year ending December 31:
                    1999                                                          $     553,097
                    2000                                                                581,520
                    2001                                                                598,481
                    2002                                                                610,596
                    2003                                                                620,664
                    2004 and thereafter                                               5,912,715
                                                                                  -------------

                    Minimum lease payments                                            8,877,073
                    Less amount representing interest
                        and executory costs                                          (5,688,058)
                                                                                  -------------
                    Present value of net minimum lease
                        payments under capital lease                              $   3,189,015
                                                                                  =============

         Deposits paid under this lease agreement totaled $58,167 at December 31, 1998. The Company's lease payments, including interest and executory costs were approximately $472,000 and $206,000 in 1998 and 1997, respectively.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

4.       FINANCIAL INSTRUMENTS AND CREDIT RISKS:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash and cash equivalents in money market funds with a major brokerage firm. These money market funds are uninsured. The total amount invested in money market funds at December 31, 1998 and 1997 was $2,690,750 and $1,842,810, respectively. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value.

         The Company relies on several Japanese companies as suppliers for fiber optics. While the Company believes alternative sources for fiber optics are available, the loss of these suppliers or significant delays in obtaining shipments could have a material adverse effect on the Company's operations until such time as alternative suppliers could be found or the Company could implement its own production capabilities.

5.       INCOME TAXES:

         The provision (benefit) for income taxes for the years ended December 31, 1998 and 1997 are as follows:

                                                                       1998                   1997
                                                                 ---------------         ---------------
                   Current:
                     Federal                                     $             -         $        (8,125)
                     State                                                     -                       -
                                                                 ---------------         ---------------
                        Total                                                  -                  (8,125)

                   Deferred:
                     Federal                                             135,603                  77,334
                     State                                                23,213                  13,238
                                                                 ---------------         ---------------

                        Total                                            158,816                  90,572
                                                                 ---------------         ---------------

                                                                 $       158,816         $        82,447
                                                                 ===============         ===============

         As of December 31, 1998, the Company had approximately $1,600,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2018.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

5.       INCOME TAXES (CONTINUED):

         Components of deferred tax assets (liabilities) are as follows:

                                                                              December 31,
                                                                       1998                  1997
                                                                  -------------        ---------------
                   Accounts receivable                            $      55,218        $        58,897
                   Long-term contract                                         -                 (5,326)
                   Inventory                                            101,739                 46,191
                   Accrued expenses                                      27,179                 10,017
                   Depreciation                                        (103,029)              (118,330)
                   Stock warrants                                        40,181                      -
                   Other                                                  7,156                (10,178)
                   Tax credits                                           11,157                 11,157
                   Net operating loss carry forwards                    621,659                250,017
                                                                  -------------        ---------------
                                                                        761,260                242,445
                   Valuation allowance                                 (761,260)               (83,629)
                                                                  -------------        ---------------

                                                                  $           -        $       158,816
                                                                  =============        ===============

         In accordance with SFAS No. 109, "Accounting for Income Taxes", valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $761,260 at December 31, 1998.

         The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 1998 and 1997:

                                                                        1998                         1997
                                                               -----------------------     ----------------------
                                                                 Amount          %           Amount          %
                                                               ----------     --------     ---------      -------
                Tax expense (benefit) computed at
                statutory federal rate                         $ (470,105)     $60,351         34.00%      (34.00)%

                State taxes (benefits)                            (49,505)       (3.58)        7,943         4.48

                Change in valuation allowance                     677,631        49.01             -            -

                Non-deductible expenses                               795          .06        14,047         7.91

                Other, net                                              -            -           106          .06
                                                               ----------     --------      --------       ------
                Income tax expense                             $  158,816        11.49%     $ 82,447        46.45%
                                                               ----------     --------      --------       ------

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

6.       CAPITAL STOCK:

         CLASS A COMMON STOCK - At December 31, 1998 the Company has reserved Class A Common Stock for issuance in relation to the following:

                     Employee Stock Options:                 450,000
                     Conversion of Class B Common Stock      483,264

         CLASS B COMMON STOCK - Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

         STOCK WARRANTS AND UNIT PURCHASE OPTIONS - At December 31, 1998, the Company has warrants and unit purchase options to purchase shares of Class A Common Stock and Units as originally offered in the Company's initial public offering in March, 1994. The following warrants were outstanding at year-end:

                           Class          Number of Shares        Exercise Price        Expiration Date
                           -----          ----------------        --------------        ---------------
                             A                1,639,500              $  7.50             March 29, 1999

                             B                1,420,500              $ 10.50             March 29, 1999

         The Class A Warrants are redeemable by the Company on 30 days' written notice at a redemption price of $.05 per Class A Warrant if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $10.50 per share. The Class B Warrants are redeemable by the Company on 30 days written notice at a redemption price of $.05 per Class B Warrant if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $14.70 per share. In addition, the Company has 2,068,986 warrants outstanding in connection with the capital transactions described below.

         The Company has granted a 10 year warrant for 289,187 shares of Class A Common Stock to the Chairman and Chief Executive Officer of the Company, Brett Kingstone. The warrant was granted on March 31, 1997, and expires March 31, 2007. Mr. Kingstone has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Cooper Lighting, Inc. ("Cooper"). Mr. Kingstone has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Hayward Industries, Inc. ("Hayward").

         The Company has outstanding a Unit Purchase Option to purchase up to 120,000 units substantially identical to the units offered for sale in the Company's initial public offering in March, 1994. The Unit Purchase Option is held by the Underwriter of the Company's initial public offering or the Underwriter's designees as defined in the initial offering. The units consist of a share of Class A Common Stock, a Class A Warrant and a Class B Warrant. The Unit Purchase Option has an exercise price of $7.50 per Unit, and expire March 22, 1999.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

6.       CAPITAL STOCK (CONTINUED):

         CAPITAL STOCK TRANSACTIONS - On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper, a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE") pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were granted the exclusive distribution rights in the United States and Canada to the Company's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper has agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five year period, renewable after such period. Cooper was also granted a ten year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Company at $8.02 per share. Vesting of these warrants is tied to achievement of annual minimum purchase commitments as defined in the Distributorship Agreement. Additionally, the Company issued 517,950 warrants to Cooper to purchase shares of Class A Common Stock at fair market value if the number of outstanding shares of Class A Common Stock of the Company is increased as a result of the exercise of the Company's currently outstanding warrants (the "Warrants"). The warrant for 517,950 shares expire concurrent with the expiration of the Class A and Class B Warrants. Cooper was granted registration rights with respect to the shares of Class A Common Stock sold pursuant to the Stock Purchase Agreement and the shares of Class A Common Stock issuable upon exercise of the Warrants. Cooper also has the right to designate one director to the Company's Board of Directors.

         The Company had no sales to Cooper during 1998, and no receivables from Cooper as of December 31, 1998.

         On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 1998, total vested warrants in relation to Hayward's achievement of annual minimum purchase commitments is 99,792. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to ensure that Hayward's ownership of the Company does not fall below 10% of the Company's publicly traded shares. The 522,000 warrants are exercisable only upon the occurrence of a dilutive event as defined in the Stock Purchase Agreement, at a price equal to the average closing sale price for 30 consecutive business days ending within 15 days of the dilutive event. These warrants expire in May, 1999. As of December 31, 1998, 28,837 warrants were exercisable as defined in the Stock Purchase Agreement.

         The Company had sales of $1,727,689 and $2,307,385 to Hayward during 1998 and 1997, respectively. Trade accounts receivable includes $195,534 and $523,560 due from Hayward at December 31, 1998 and 1997, respectively.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

6.       CAPITAL STOCK (CONTINUED):

         ESCROWED SHARES - In connection with the Company's initial public offering, certain stockholders agreed to place an aggregate of 2,918,000 shares of their Class B Common Stock into escrow. The first 1,898,000 escrowed shares will be released to the stockholders on a pro rata basis, if and only if any of the following conditions are met: minimum pretax income (as defined) is at least $5.0 million for fiscal year 1996; $6.9 million for fiscal year 1997; $8.9 million for fiscal year 1998 or the bid price of the Company's common stock averages, for 30 consecutive business days, in excess of $13.30 during the 18-month period following the date of the public offering or $16.65 during the 18-month period following the 18-month period from the date of the public offering. Also, if the Company is acquired or merged into another company for which the stockholders receive per share consideration equal to or greater than those stated above, the shares will be released. The remaining 1,020,000 escrowed shares will be released to the stockholders on a pro rata basis, if and only if any of the following conditions are met: minimum pretax income (as defined) is at least $8.5 million for fiscal year 1996; $10.2 million for fiscal year 1997; $12.7 million for fiscal year 1998 or the bid price of the Company's common stock averages, for 30 consecutive business days, in excess of $18.30 during the 18-month period following the date of the public offering or $23.30 during the 18-month period following the 18-month period from the date of the public offering. Also, if the Company is acquired or merged into another company for which the stockholders receive per share consideration equal to or greater than those stated above, the shares will be released.

         The escrowed shares will be transferred to the Company for no consideration if the future earnings thresholds or stock bid price levels are not achieved. In the event the Company attains any of the earnings thresholds or stock bid prices for the release of escrowed shares to such stockholders, the Company will recognize compensation expense at such time based on the fair market value of the shares released to directors and employees. During 1997, 2,891,870 shares of Class B Common Stock which were held in escrow were voluntarily retired and returned to the Company treasury. At December 31, 1998 and 1997, 26,130 shares of Class B Common Stock were held in escrow.


                           [INTENTIONALLY LEFT BLANK]

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

7.       STOCK OPTION PLAN:

         The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

         The following table summarizes activity of the stock option plan for the years ended December 31, 1998 and 1997:

                                                                                       Number
                                                                  Options                of          Weighted
                                                               Available for           Shares         Average
                                                                Future Grant        Under Option    Option Price
                                                               -------------        ------------    ------------
                   Balance, January 1, 1997                           69,769             176,131

                     Options authorized                              100,000                   -          -
                     Options granted                                (156,600)            156,600       $  7.94
                     Options exercised                                     -             (51,103)      $  6.08
                     Options cancelled                                 9,533              (9,533)      $  7.31
                                                               -------------        ------------
                   Balance, December 31, 1997                         22,702             272,095

                     Options authorized                              200,000                   -          -
                     Options granted                                 (49,200)             49,200       $  4.44
                     Options cancelled                                36,866             (36,866)      $  7.10
                                                               -------------        ------------
                   Balance, December 31, 1998                        210,368             284,429
                                                               =============        ============

         The weighted average fair value of options granted during 1998 and 1997 were $1.62 and $2.89 per option, respectively. At December 31, 1998, the 284,429 options outstanding under the plan are summarized in the following table:


                                                                  Weighted                Weighted
                         Option              Range of             Average                  Average
                         Shares           Exercise Prices      Exercise Price          Remaining Life
                       ---------          ---------------      --------------          --------------
                         36,800            $3.00-$4.50               $4.06                  9.67
                         89,575            $4.51-$6.75               $5.85                  7.39
                        158,054            $6.76-$9.25               $8.30                  7.54

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

7.       STOCK OPTION PLAN (CONTINUED):

         Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 1998, 193,334 options were vested and exercisable. These options are summarized below:

                                                                  Weighted                Weighted
                         Option              Range of             Average                  Average
                         Shares           Exercise Prices      Exercise Price          Remaining Life
                         -------          ---------------      --------------          --------------
                         17,268            $3.00-$4.50              $3.99                    9.51
                         87,375            $4.51-$6.75              $5.87                    8.13
                         88,691            $6.76-$9.25              $8.20                    8.04

         The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income
         (loss) and earnings (loss) per share would have been reduced to the proforma amounts shown below:

                                                                               1998             1997
                                                                           ------------     ------------
                  Net income (loss):
                    As reported                                            $ (1,541,478)    $     95,056
                    Proforma (loss)                                        $ (1,738,773)    $    (51,991)

                  Basic EPS:
                    As reported                                            $      (0.68)    $       0.04
                    Proforma (loss)                                        $      (0.77)    $      (0.02)

                  Diluted EPS:
                    As reported                                            $      (0.68)     $      0.04
                    Proforma (loss)                                        $      (0.77)     $     (0.02)

         These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 35% based upon volatility of a comparable group companies; and (c) an average expected option life of 4 years. Because the fair value method of accounting for options applies only to options granted subsequent to May 1, 1994, the proforma effect will not be fully reflected until all options have vested.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

8.       SIGNIFICANT CUSTOMERS/EXPORT SALES:

         Sales to foreign markets and significant customers as a percentage of the Company's total revenues were as follows:

                                                                   1998              1997
                                                               ------------      -------------
                 Foreign markets                                    26%               25%

                 Significant customer                               21%               25%


9.       EARNINGS PER SHARE:

         The following table sets for the computation of basic and diluted earnings per share:

                                                                         1998                1997
                                                                    -------------        -----------
         Numerator:
         Net income (loss) (numerator for basic and
            diluted earnings per share)
                                                                    $  (1,541,478)       $    95,056
                                                                    =============        ===========
         Denominator:
         Denominator for basic earnings per share
            -weighted average shares                                    2,253,249          2,170,291

         Effect of dilutive securities:
            Options                                                             -             29,624
            Warrants                                                            -            210,349
                                                                    -------------        -----------
            Dilutive potential shares                                           -            239,973
                                                                    -------------        -----------
         Denominator for diluted earnings per share
            -adjusted weighted average shares                           2,253,249          2,410,264
                                                                    =============        ===========

         Basic earnings per share                                   $        (.68)       $      0.04
                                                                    =============        ===========

         Diluted earnings per share                                 $        (.68)       $      0.04
                                                                    =============        ===========

         The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward and the escrowed shares (see Note 6 and Note
         7) are not included in the computation of earnings per share for 1998 because the related shares are contingently issuable or to do so would have been anti-dilutive. The Class B warrants, certain warrants issued to Hayward and the escrowed shares (see Note 6) are not included in the computation of earnings per share for 1997 because the related shares are contingently issuable or to do so would have been anti-dilutive.

SUPER VISION INTERNATIONAL, INC.

December 31, 1998

10.      BENEFIT PLANS:

         The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to
         Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants' contributions, to a maximum of 3% of the participants' salary, totaling $28,717 and $23,226 for 1998 and 1997, respectively.

         Beginning in 1996, the Company implemented a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees was $20,026 and $17,239 for 1998 and 1997, respectively.

11.      ADVERTISING COSTS:

         The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses included in selling, general and administrative expenses were approximately $411,200 and $101,000 for the years ended December 31, 1998 and 1997, respectively.

12.      LINE OF CREDIT:

         The Company has available a one million dollar bank line of credit. Amounts outstanding under the line are due on demand with interest payable monthly at the prime rate (7.75% on December 31, 1998). Certain securities serve as collateral for this line of credit. As of December 31, 1998 and 1997, there was no balance outstanding.

13.      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Interest paid was $378,540 and $143,285 for the years ended December 31, 1998 and 1997, respectively. No income taxes were paid during the years ended December 31, 1998 and 1997, respectively. During 1997, the Company acquired property of $3,081,000 under a capital lease obligation in a non-cash transaction.

                           [INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SUPER VISION INTERNATIONAL, INC.
Date: March 16, 1998                    By: /s/ Brett M. Kingstone
                                           ------------------------------
                                           Brett M. Kingstone - Chairman,
                                           Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 /s/ Brett M. Kingstone                                      March 16, 1999
--------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, Chief
Executive Officer
(Principal Executive Officer)

 /s/ John P. Stanney                                         March 16, 1999
--------------------------------
John P. Stanney - President,
Chief Operating Officer and
Chief Financial Officer (Principal
Financial and Accounting Officer)

 /s/  Edgar Protiva                                          March 16, 1999
--------------------------------
Edgar Protiva - Director

 /s/ Eric Protiva                                            March 16, 1999
--------------------------------
Eric Protiva - Director

 /s/ Brian McCann                                            March 16, 1999
--------------------------------
Brian McCann - Director

 /s/ Anthony Castor                                          March 16, 1999
--------------------------------
Anthony Castor - Director

 /s/ Fritz Zeck                                              March 16, 1999
--------------------------------
Fritz Zeck - Director

                                  EXHIBIT INDEX

23.1     Consent of Ernst & Young LLP

27.1 Financial Data Schedule for year ended December 31, 1998 (in electronic format only)

27.2 Financial Data Schedule for year ended December 31, 1997 (in electronic format only)