Form 10QSB
period 1999-03-31
SUPER VISION INTERNATIONAL INC
filed 1999-05-14
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

 [x]    QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

 For the quarter ended March 31, 1999

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

 For the transition period from          to
                                 ------     ------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                           59-3046866
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

              Class                            Outstanding at May 13, 1999:
Class A Common Stock, $.001
  par value                                          2,020,718 shares
Class B Common Stock, $.001
  par value                                           483,264 shares

                  Transitional Small Business Disclosure Format
                       Yes                 No  X
                           ---                ---

                        SUPER VISION INTERNATIONAL, INC.

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB




PART I.  FINANCIAL INFORMATION                                                                    PAGE


         Item 1.   Financial Statements



                        Condensed Balance Sheets as of March 31, 1999 (unaudited) and               1
                         December 31, 1998

                        Condensed Statements of Income for the Three Months Ended March
                          31, 1999 and 1998 (unaudited)                                             2

                        Condensed Statements of Cash Flows for the Three Months Ended March
                          31, 1999 and 1998 (unaudited)                                             3

                        Notes to unaudited Condensed Financial Statements                           4

         Item   2.         Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                              7


PART II.                OTHER INFORMATION

         Item 4.           Submission of Matters to a Vote of  Security Holders                    10

         Item 6.           Exhibits and Reports on Form 8-K
                                                                                                   10


SIGNATURES                                                                                         11

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS


                                                                                (UNAUDITED)
                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999              1998
                                                                               ------------       --------------

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                 $  3,024,625       $  2,798,142
     Trade accounts receivable, less allowance for
        doubtful accounts of $142,576                                             1,403,642            915,570
     Inventory                                                                    2,916,764          2,545,684
     Advances to employees                                                            8,169              7,206
     Other assets                                                                   135,932            128,791
                                                                               ------------       ------------
           Total current assets                                                   7,489,132          6,395,393

Property and Equipment                                                            6,308,670          6,168,397
     Accumulated depreciation and amortization                                   (1,199,044)        (1,054,151)
                                                                               ------------       ------------
                                                                                  5,109,626          5,114,246
     Construction in progress                                                       213,008            259,201
                                                                               ------------       ------------
           Net property and equipment                                             5,322,634          5,373,447
Other Assets                                                                        195,496            191,062
                                                                               ------------       ------------
                                                                               $ 13,007,262       $ 11,959,902
                                                                               ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                          $  1,303,316       $    338,700
     Accrued compensation and benefits                                               75,454            134,423
                                                                                     87,763              4,451
     Deposits                                                                   -----------        -----------
           Total current liabilities                                              1,466,533            477,574

Obligation Under Capital Lease                                                    3,195,638          3,189,015

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, none issued                                                           -                  -
     Class A common stock, $.001 par value, authorized 16,610,866 shares,
        2,020,718 and 2,020,418 issued
        and outstanding, respectively                                                 2,020              2,020
     Class B common stock, $.001 par value, authorized
        3,389,134 shares, 483,264 issued and outstanding                                483                483
     Additional paid-in-capital                                                  10,257,074         10,236,139
     Accumulated deficit                                                         (1,914,486)        (1,945,329)
                                                                               ------------       ------------
           Total stockholders' equity                                             8,345,091          8,293,313
                                                                               ------------       ------------
                                                                               $ 13,007,262       $ 11,959,902
                                                                               ============       ============


See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF INCOME - UNAUDITED


                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                             1999              1998
                                                         -----------       -----------
Revenues                                                 $ 2,328,248       $ 2,318,884

Cost and Expenses:
     Cost of sales                                         1,450,772         1,370,370
     Selling, general and administrative                     627,721           784,710
     Research and development                                144,223            78,081
                                                         -----------       -----------
               Total costs and expenses                    2,222,716         2,233,161

Operating Income                                             105,532            85,723

Non-Operating Income (Expense):
     Interest income                                          36,398            32,636
     Interest expense                                       (111,087)         (108,975)
     Loss on disposal of assets                                    -            (2,902)
                                                         -----------       -----------
               Total non-operating income (expense)          (74,689)          (79,241)
                                                         -----------       -----------

Income Before Income Taxes                                    30,843             6,482

Income Tax Expense                                                 -             2,917
                                                         -----------       -----------

Net Income                                               $    30,843       $     3,565
                                                         ===========       ===========
Net Income Per Common Share:

     Basic                                               $      0.01       $      0.01
                                                         ===========       ===========

     Diluted                                             $      0.01       $      0.01
                                                         ===========       ===========




See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                          THREE MONTHS
                                                                                         ENDED MARCH 31,
                                                                                     1999              1998
                                                                                 -----------       -----------

Cash Flows from Operating Activities:
     Net income                                                                  $    30,843       $     3,565

     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
                 Depreciation                                                        146,728           123,321
                 Loss on disposal of fixed assets                                          -             2,902
                 Accretion of capital lease obligation                                 6,623             5,830
                 Deferred income tax                                                       -             2,917
                 Issuance costs                                                       19,822            12,040
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Accounts receivable, net                              (488,072)         (262,421)
                              Inventory                                             (371,080)         (348,053)
                              Other assets                                           (13,614)          (78,851)
                         Increase (decrease) in:
                              Accounts payable                                       964,616           222,221
                              Accrued compensation and benefits                      (58,969)           35,647
                              Deposits                                                83,312           (63,631)
                                                                                 -----------       -----------
                                  Total adjustments                                  289,366          (348,078)
                                                                                 -----------       -----------
                                  Net cash provided by (used in) operating           320,209          (344,513)
                                    activities

Cash Flows from Investing Activities:
     Purchase of investments                                                               -          (103,283)
     Proceeds from investments                                                             -           102,121
     Proceeds from disposal of property, plant and equipment                               -             1,500
     Purchase of property, plant and equipment                                      (140,273)          (90,946)
     Acquisition of patents and trademarks                                              (759)           (2,203)
     Deposits on equipment                                                            46,193            (1,400)
                                                                                 -----------       -----------
                                  Net cash used in investing activities              (94,839)          (94,211)

Cash Flows from Financing Activities:

     Proceeds from exercise of employee stock options                                  1,113                 -
                                                                                 -----------       -----------
                                  Net cash provided by financing activities            1,113                 -
                                                                                 -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                 226,483          (438,724)

Cash and Cash Equivalents, beginning of period                                     2,798,142         2,478,145
                                                                                 -----------       -----------

Cash and Cash Equivalents, end of period                                         $ 3,024,625       $ 2,039,421
                                                                                 ===========       ===========


See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION:

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated March 16, 1999, filed with the Securities and Exchange Commission.

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or loss or shareholders' equity for 1999 or 1998.


2.       INVENTORY:

         Inventory at March 31, 1999 and December 31, 1998 consisted of the following components:


                                                   MARCH 31,        DECEMBER 31,
                                                     1999               1998
                                                 -----------       ------------
         Raw materials                           $ 2,276,306       $ 1,562,670
         Work in progress                             30,202            65,107
         Finished goods                              766,071         1,073,722
                                                 -----------       -----------
                                                   3,072,579         2,701,499
         Less: Reserve for excess inventory         (155,815)         (155,815)
                                                 -----------       -----------
                                                 $ 2,916,764       $ 2,545,684
                                                 ===========       ===========


3.       CAPITAL LEASE:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

         Assets recorded under capital lease and included in Property, Plant and Equipment are as follows:


                    Office/Warehouse building                   $    3,081,000
                    Less accumulated amortization                     (360,435)
                                                                --------------
                                                                $    2,720,565
                                                                ==============

SUPER VISION INTERNATIONAL, INC.

3.       CAPITAL LEASE (CONTINUED):

         Future minimum annual lease payments for remainder of and years subsequent to March 31, 1999 in the aggregate are as follows:


            1999                                                                 $   424,772
            2000                                                                     581,520
            2001                                                                     598,481
            2002                                                                     610,596
            2003                                                                     620,664
            2004 and thereafter                                                    5,912,715
                                                                                 -----------
            Minimum lease payments                                                 8,748,748
            Less amount representing interest and executory costs                 (5,553,110)
                                                                                 -----------

            Present value of net minimum lease payments under capital lease      $ 3,195,638
                                                                                 ===========


         Deposits paid under this lease agreement totaled $58,167 at March 31, 1999.


4.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the three-month period ended March 31, 1999:



                                                        OPTIONS                NUMBER                  OPTION
                                                     AVAILABLE FOR               OF                     PRICE
                                                     FUTURE GRANT              SHARES                 PER SHARE
                                                    --------------           ----------             -------------
         Balance, January 1, 1999                      110,368                 284,429              $3.00 - $9.25


                        Options granted                 (2,500)                  2,500              $4.00 - $4.88

                        Options exercised                                         (300)             $3.00 - $4.00

                        Options cancelled                1,100                  (1,100)             $3.00 - $4.00
                                                    ----------               ---------

          Balance, March 31, 1999                      108,968                 285,529
                                                    ==========               =========


         Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of March 31, 1999, 200,647 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

5.       EARNINGS PER SHARE:

         The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share."


                                                          FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999           1998
                                                         ----------      ----------

         Numerator:
         Net income (numerator for basic and
            diluted earnings per share)                  $   30,843      $    3,565
         Denominator:
         Denominator for basic earnings per share
            -weighted average shares                      2,477,609       1,770,049

         Effect of dilutive securities:
            Options                                           9,020           7,570
            Warrants                                          5,654               -
                                                         ----------      ----------
            Dilutive potential shares                        14,674           7,570
         Denominator for diluted earnings per share
            -adjusted weighted average shares             2,492,283       1,777,619
                                                         ==========      ==========

         Basic earnings per share                        $     0.01      $     0.01
                                                         ==========      ==========

         Diluted earnings per share                      $     0.01      $     0.01
                                                         ==========      ==========

         Certain warrants and escrowed shares are not included in the computation of earnings per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.


6.       USE OF ESTIMATES:

         The preparation of condensed financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual reports could differ from those estimates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995,as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company's fiber optic technology.

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(TM) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ended March 31, 1999 ("1999 quarter") were approximately $2,328,000 as compared to approximately $2,319,000 for the three months ended March 31, 1998 ("1998 quarter"). Revenues in the domestic architectural lighting market were up sharply from the prior year and the level of price quotations and specifications of the Company's products were very strong. Management noted that the level of price quotations and specifications are generally strong indicators of future revenue levels, and may indicate that revenues in this market will continue to increase. The Company's exclusive marketing and sales partner in this market, Cooper Lighting, Inc. ("Cooper Lighting") released its Optiance(R) by Super Vision(TM) brand at the end of the 1999 quarter; therefore, revenues from this brand were minimal during the 1999 quarter. Management believes this new brand could also contribute to accelerated growth in this market. Revenues in the sign products market were also up slightly from the prior years' level. Management continues to believe this market has strong potential growth prospects for the Company's products but will require further efforts to educate the market as well as continued research into development of systems that approach the brightness of neon at a comparable cost.

International sales were flat in comparison to the prior year, although product specifications were up sharply, particularly in the European and South American regions. Management noted, however, that future sales resulting from these specifications are dependent upon the continued recovery of the regions' economies. Sales to the Company's exclusive marketing and sales partner in the pool and spa market, Hayward Pool Products, Inc. ("Hayward") were substantially below the prior year, although Hayward continues to see strong growth in sales to its channel partners. Hayward continues to reduce inventories of certain key items, and foresees strong growth in pool construction activity for the balance of the current year. Management believes this will result in greater sales of the Company's products in this market.

Cost of sales were approximately $1,451,000, or 62% of revenues, during the 1999 quarter as compared to approximately $1,370,000, or 59% of revenues, for the 1998 quarter. The gross margin was 38% for the 1999 quarter as compared to 41% for the 1998 quarter. Gross margins for the 1999 quarter decreased slightly due to the Company's strategy of reducing prices while minimizing selling costs by selling and marketing through the Company's partners, Cooper Lighting and Hayward. Management noted that costs of selling and administration were reduced by approximately 20% during the 1999 quarter. Management expects to introduce two key products during the second quarter as well as several improvements to existing products which may improve gross margins in the remainder of the year. Management has also implemented several tooling modifications and vendor programs in an effort to further reduce costs.

Selling, general and administrative expenses were approximately $628,000 during the 1999 quarter as compared to approximately $785,000 for the 1998 quarter. This represented a decrease of 20%. During the 1999 quarter, the Company reduced the number of trade shows attended by focusing efforts on core markets and widely attended national and international trade shows. In the 1998 quarter, the Company had attended numerous trade shows in regional geographic markets as well as potential new markets for the Company's products. Management also noted that commission expenses and literature costs were also reduced as the Company reduced the production of sales catalogs, binders and collateral materials as Cooper Lighting began marketing efforts. Management noted that costs may increase as the Company continues efforts to penetrate the sign products market. Also, Management noted that increased legal costs may result as the Company continues to proceed with a federal lawsuit against a foreign competitor filed in December 1998 for alleged infringement of the Company's patent rights. As further set forth in the Company's Annual Report on Form 10-KSB dated March 16, 1999, Management plans to aggressively defend its rights under these and other patents.

Research and development costs were approximately $144,000 during the 1999 quarter as compared to approximately $78,000 during the 1998 quarter. This represented an increase of 85%. During the 1999 quarter, the Company increased research and development activities in both the fiber optic cable and light source product lines. These efforts resulted in the introduction of two new high performance light sources, the SV350T and the SV3000. The Company also developed its next generation of fiber optic side illumination cables, the Side Glow(R) Plus series, which offers improved illumination characteristics. Management believes the increased expenditures for engineering and research and development are necessary to ensure that the Company continues to expand its product offerings to the market and to maintain a leadership position in fiber optic lighting technology.

Provision for income taxes as a percentage of pre-tax income was 0% for the 1999 quarter compared to 45% for the 1998 quarter. No income tax provision was provided for the three months ended March 31,1999 as the Company has net operating loss carryforward benefits totaling approximately $1.6 million at March 31,1999. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.

The net income for the 1999 quarter was approximately $31,000 or $.01 per basic and diluted common share, as compared to net income of approximately $4,000, or $.01 per basic and diluted common share, in the 1998 quarter. The increase is primarily due to decreased sales and marketing costs resulting from the Company's partnership with Cooper Lighting, which were partly offset by reduced gross margins and increased levels of research and development.

Liquidity and Capital Resources

At March 31, 1999, the Company had working capital of approximately $6,023,000.

Cash and investments increased by approximately $226,000 during the 1999 quarter. Inventory increased by approximately $371,000 during the 1999 quarter. Inventory was expanded to support the introduction of the Company's new light source products. Accounts receivable increased by approximately $488,000 as a result of an increase in order intake and shipments late in the 1999 quarter, primarily in the architectural lighting market. Other assets increased by approximately $11,000, reflecting fees paid for several new patent applications. Accounts payable increased by approximately $967,000 as a result of inventory expansion to support anticipated demand for the Company's new light source products, as well as the timing of receipts of optical material at the end of the 1999 quarter. Accrued compensation and benefits decreased by approximately $59,000 due to the payment of payroll and commission liabilities accrued as of December 31, 1998, and paid in the 1999 quarter. Deposits on orders increased by approximately $84,000 due to deposits received on several custom projects. Projects requiring customization of standard products normally require a deposit to cover costs of modifications. Net equipment and furniture decreased by approximately $50,000 due to depreciation expense which exceeded property acquisitions. Management believes property acquisitions may increase due to tooling costs associated with product cost reduction plans.

Escrowed Shares

In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of 2,918,000 shares held by such individuals (the "Escrow Shares"). In the event any of the shares were released from escrow to officers, directors and other employees of the Company, compensation expense would be recorded for financial reporting purposes as required by GAAP. As of March 31, 1997, Brett Kingstone, the President and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company treasury. The Company currently has 26,130 shares of Class A Common Stock held in escrow. In the event the Company attains certain earnings thresholds, or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares, the Company may, in the event of the release of such shares from escrow, recognize during the period in which the earnings threshold are met or are probable of being met or such minimum bid prices attained, charges to earnings as compensation expense which would have the effect of reducing the Company's earnings at such time. As of March 31, 1999, the Company had not attained the aforementioned requirements; consequently, the escrowed shares were returned to the Company treasury and retired. In addition, the Company's Class A and Class B warrants were also retired as of March 31, 1999.



Year 2000 Issue


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






                                     PART II



Item 4.   Submission of Matters to a Vote of  Security Holders

          The Company held its annual meeting of stockholders on Monday, May 10, 1999, at 9:30 a.m. at its principal executive offices in Orlando, Florida. The Company's stockholders elected the slate of directors recommended by the Board of Directors by a vote of 3,972,081 for and 9,440 withheld and ratified and approved the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 3,972,131 for, 9,390 withheld, and 0 abstaining. There were no broker non-votes for either matter.



Item 6.   Exhibits and Reports on Form 8-K

(a)       27  Financial data schedule



(b) The Company did not file any current reports on Form 8-K during the three months ended March 31, 1999.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





SUPER VISION INTERNATIONAL, INC.







By: /s/Brett M. Kingstone                                    Date: May 14, 1999
    -----------------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)





By: /s/John P. Stanney                                       Date: May 14, 1999
    ------------------------------------------------------
    John P. Stanney, President and Chief Financial Officer
    (Principal Financial and Accounting Officer)