Form 10QSB
period 1999-06-30
SUPER VISION INTERNATIONAL INC
filed 1999-08-10
CIK 917523

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                             ----------------------

    [x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

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

                                 (407) 857-9900
                          (Issuer's Telephone Number)

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

                       Yes  [X]                No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                               Outstanding at August 5,1999:
Class A Common Stock, $.001
  par value                                              2,020,818 shares
Class B Common Stock, $.001
  par value                                                483,264 shares

                 Transitional Small Business Disclosure Format
                               Yes [ ]    No [X]


                        SUPER VISION INTERNATIONAL, INC.

===============================================================================

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB

                                                                                                                            Page
                                                                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements

                       Condensed Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                         1

                       Condensed Statements of Operations for the Six Months Ended June 30, 1999 and
                           1998 (unaudited)                                                                                   2

                       Condensed Statements of Cash Flows for the Three and Six Months Ended June 30,
                           1999 and 1998 (unaudited)                                                                          3

                       Notes to Condensed Financial Statements (unaudited)                                                    4

          Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                                         8


PART II.  INFORMATION

          Item 1.      Legal Proceedings                                                                                     11

          Item 4.      Submission of Matters to a Vote of Security Holders                                                   11

          Item 6.      Exhibits and Reports on Form 8-K                                                                      11

SIGNATURES                                                                                                                   12

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                           JUNE 30,              DECEMBER 31,
                                                                             1999                    1998
                                                                        ------------             ------------
                          ASSETS
Current Assets:
     Cash and cash equivalents                                          $  2,684,861             $  2,798,142
     Trade accounts receivable, less allowance for
         doubtful accounts of $116,039 at June 30, 1999
         and $142,576 at December 31, 1998                                 1,539,565                  915,570
     Inventory                                                             2,410,968                2,545,684
     Advances to employees                                                     8,691                    7,206
     Other assets                                                            186,325                  128,791
                                                                        ------------             ------------
               Total current assets                                        6,830,410                6,395,393

Property and Equipment                                                     6,350,392                6,168,397
     Accumulated depreciation and amortization                            (1,326,934)              (1,054,151)
                                                                        ------------             ------------
                                                                           5,023,458                5,114,246
     Construction in progress                                                229,969                  259,201
                                                                        ------------             ------------
               Net property and equipment                                  5,253,427                5,373,447
Other assets                                                                 190,319                  191,062
                                                                        ------------             ------------
                                                                        $ 12,274,156             $ 11,959,902
                                                                        ============             ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                   $    713,115             $    338,700
     Accrued compensation and benefits                                        41,599                  134,423
     Deposits                                                                 24,839                    4,451
     Revolving line of credit                                                300,000                       --
                                                                        ------------             ------------
               Total current liabilities                                   1,079,553                  477,574

Obligation under capital lease                                             3,196,809                3,189,015

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         Authorized, none issued                                                  --                       --
     Class A common stock, $.001 par value, authorized
         16,610,866 shares, 2,020,818 and 2,020,418
         issued and outstanding at June 30, 1999 and
         December 31, 1998, respectively                                       2,020                    2,020
     Class B common stock, $.001 par value, 3,389,134 shares
         authorized, 483,264 issued and outstanding                              483                      483
     Additional paid-in capital                                           10,281,659               10,236,139
     Accumulated deficit                                                  (2,286,368)              (1,945,329)
                                                                        ------------             ------------
               Total stockholders' equity                                  7,997,794                8,293,313
                                                                        ------------             ------------
                                                                        $ 12,274,156             $ 11,959,902
                                                                        ============             ============


See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                    THREE MONTHS                             SIX MONTHS
                                                                   ENDED JUNE 30,                          ENDED JUNE 30,
                                                              1999                1998                1999                1998
                                                           -----------         -----------         -----------         -----------
Revenues                                                   $ 2,340,872         $ 2,595,096         $ 4,669,120         $ 4,913,980

Cost and Expenses:
     Cost of sales                                           1,641,857           1,658,852           3,092,629           3,029,222
     Selling, general and administrative                       836,479             932,145           1,464,200           1,716,855
     Research and development                                  150,216              73,798             294,439             151,879
                                                           -----------         -----------         -----------         -----------
               Total costs and expenses                      2,628,552           2,664,795           4,851,268           4,897,956

Operating Income (Loss)                                       (287,680)            (69,699)           (182,148)             16,024

Non-Operating Income (Expense):
     Interest income                                            31,147              24,683              67,545              57,319
     Interest expense                                         (112,885)           (110,012)           (223,972)           (218,987)
     Loss on disposal of assets                                 (2,464)                 --              (2,464)             (2,902)
                                                           -----------         -----------         -----------         -----------
               Total non-operating income (expense)            (84,202)            (85,329)           (158,891)           (164,570)
                                                           -----------         -----------         -----------         -----------

Loss Before Income Taxes                                      (371,882)           (155,028)           (341,039)           (148,546)


Income Tax Benefit                                                  --              56,000                  --              53,083

                                                           -----------         -----------         -----------         -----------
Net Loss                                                   $  (371,882)        $   (99,028)        $  (341,039)        $   (95,463)
                                                           ===========         ===========         ===========         ===========

Net Loss Per Common Share:

     Basic                                                 $     (0.15)        $     (0.04)        $     (0.14)        $     (0.04)
                                                           ===========         ===========         ===========         ===========

     Diluted                                               $     (0.15)        $     (0.04)        $     (0.14)        $     (0.04)
                                                           ===========         ===========         ===========         ===========




See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS -- UNAUDITED

                                                                                                      SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                             1999                    1998
                                                                                         -----------             -----------
Cash Flows from Operating Activities:
     Net loss                                                                            $  (341,039)            $   (95,463)

     Adjustments to reconcile net loss to net cash used in
     operating activities:
                 Depreciation and amortization                                               285,599                 256,738
                 Loss on disposal of fixed assets                                              2,464                   2,902
                 Accretion of capital lease obligation                                         7,794                  28,077
                 Deferred income tax                                                              --                 (53,083)
                 Issuance cost                                                                44,022                  24,139
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Accounts receivable, net                                      (623,995)                (21,354)
                              Inventory                                                      134,716                (371,934)
                              Other assets                                                   (61,192)               (139,636)
                         Increase (decrease) in:
                              Accounts payable                                               374,415                (308,180)
                              Accrued compensation and benefits                              (92,824)                (42,225)
                              Deposits                                                        20,388                 (78,648)
                                                                                         -----------             -----------
                                  Total adjustments                                           91,387                (703,204)
                                                                                         -----------             -----------
                                     Net cash used in operating activities                  (249,652)               (798,667)

Cash Flows from Investing Activities:
     Purchase of investments                                                                      --                (104,651)
     Proceeds from investments                                                                    --                 102,121
     Proceeds from disposal of property and equipment                                          1,053                      --
     Purchase of property and equipment                                                     (194,653)               (187,372)
     Acquisition of patents and trademarks                                                      (759)                (26,777)
     Deposits on equipment                                                                    29,232                  (3,900)
                                                                                         -----------             -----------
                                    Net cash used in investing activities                   (165,127)               (220,579)

Cash Flows from Financing Activities:
     Borrowings under revolving line of credit                                               300,000                      --
     Proceeds from exercise of employee stock options                                          1,498                      --
                                                                                         -----------             -----------
                                    Net cash provided by financing activities                301,498                      --

                                                                                         -----------             -----------
Net Decrease in Cash and Cash Equivalents                                                   (113,281)             (1,019,246)

Cash and Cash Equivalents, beginning of period                                             2,798,142               2,478,145
                                                                                         -----------             -----------

Cash and Cash Equivalents, end of period                                                 $ 2,684,861             $ 1,458,899
                                                                                         ===========             ===========


See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.   BASIS OF PRESENTATION:

     In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The condensed financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Annual Report on Form 10-KSB, dated March 16, 1999, as filed with the Securities and Exchange Commission.

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or loss or shareholders' equity for 1999 or 1998.



2.   INVENTORY:

     Inventory at June 30, 1999 and December 31, 1998 consisted of the following components:

                                                June 30,              December 31,
                                                  1999                    1998
                                              -----------             -----------
Raw materials                                 $ 1,796,138             $ 1,562,670
Work in progress                                   38,902                  65,107
Finished goods                                    731,743               1,073,722
                                              -----------             -----------
                                                2,566,783               2,701,499
Less: Reserve for excess inventory               (155,815)               (155,815)
                                              -----------             -----------
                                              $ 2,410,968             $ 2,545,684
                                              ===========             ===========

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


3.   LONG TERM OBLIGATIONS:

     Capital Lease

     The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

         Office/Warehouse building                $ 3,081,000
         Less accumulated amortization               (409,956)
                                                  -----------
                                                  $ 2,671,044
                                                  ===========


     Future minimum annual lease payments for the remainder of and years subsequent to June 30, 1999 and in the aggregate are as follows:

         1999                                                                       $   290,762
         2000                                                                           581,520
         2001                                                                           598,481
         2002                                                                           610,596
         2003                                                                           620,664
         2004 and thereafter (aggregate)                                              5,912,715
                                                                                    -----------

         Minimum lease payments                                                       8,614,738
         Less amount representing interest and executory costs                       (5,417,929)
                                                                                    -----------

         Present value of net minimum lease payments under capital lease            $ 3,196,809
                                                                                    ===========



     Deposits paid under this lease agreement totaled $58,167 at June 30, 1999.


     Line of Credit

     As of June 2, 1998, the Company entered into an agreement with a bank, which provides for a $1,000,000 commercial revolving line of credit to finance working capital requirements and letters of credit. As of June 30, 1999, there was an outstanding loan in the amount of $300,000 under the facility. The loan was paid in full on July 16, 1999.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



4.   STOCK OPTION PLAN:

     The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options in an amount up to 450,000 shares of the Company's Class A common stock. The option price must be at least 100% of market value at the date of the grant.

     The following table summarizes activity under the stock option plan for the six-month period ended June 30, 1999:

                                                    OPTIONS            NUMBER              OPTION
                                                 AVAILABLE FOR           OF                 PRICE
                                                 FUTURE GRANT          SHARES             PER SHARE
                                                 -------------        --------          ------------
         Balance, January 1, 1999                  110,368            284,429           $3.00 - $9.25

                       Options granted             (33,900)            33,900           $4.00 - $5.94
                       Options exercised                --               (400)          $3.00 - $4.00
                       Options cancelled             2,500             (2,500)          $3.00 - $7.94
                                                   -------            -------

         Balance, June 30, 1999                     78,968            315,429
                                                   =======            =======



     All of the options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 1999, 201,864 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

5.   EARNINGS (LOSS) PER SHARE:

     The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":


                                                             FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                               JUNE 30,
                                                              1999                1998                1999                 1998
                                                           -----------         -----------         -----------         -----------
         Numerator:
         Net loss (numerator for basic and
            diluted earnings per share)                    $  (371,882)        $   (99,028)        $  (341,039)        $   (95,463)
         Denominator:
         Denominator for basic earnings per share
            - weighted average shares                        2,477,915           2,227,183           2,477,762           2,227,183

         Effect of dilutive securities:
            Options                                                 --                  --                  --                  --
            Warrants                                                --                  --                  --                  --
                                                           -----------         -----------         -----------         -----------
            Dilutive potential shares                               --                  --                  --                  --
         Denominator for diluted earnings per share
            - adjusted weighted average shares               2,477,915           2,227,183           2,477,762           2,229,183
                                                           ===========         ===========         ===========         ===========

         Basic loss per share                              $     (0.15)        $     (0.04)        $     (0.14)        $     (0.04)
                                                           ===========         ===========         ===========         ===========

         Diluted loss per share                            $     (0.15)        $     (0.04)        $     (0.14)        $     (0.04)
                                                           ===========         ===========         ===========         ===========



     Certain warrants and escrowed shares are not included in the computation of earnings per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.


6.   INCOME TAXES:

     The Company has provided a full valuation allowance against income tax benefits resulting from 1999 operations.

7.   USE OF ESTIMATES:

     The preparation of condensed financial statements in conformity with generally accepted accounting principles (GAAP), consistently applied, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual reports could differ from those estimates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company's fiber optic technology.

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Revenues for the three months ("1999 quarter") and six months ("1999 six months") ended June 30, 1999 were approximately $2,341,000 and $4,669,000, respectively. This compares with revenues for the three months ("1998 quarter") and six months ("1998 six months") ended June 30, 1998 of approximately $2,595,000 and $4,914,000, respectively.

The 10% decrease in the 1999 quarter revenues as compared to the 1998 quarter occurred in the pool and spa and architectural lighting markets. Pool sales show the most significant decline and reflect continuing weakness in that division. In addition, the architectural and sign divisions have been adversely affected by lower selling prices, partially offset by volume increases which are related to changes in the distribution channels for these markets. International revenues rebounded after a weak first quarter.

The 5% decrease in revenues for the 1999 six months compared to the 1998 six months is due to the 1999 quarter shortfall discussed above. Year-to-date architectural lighting revenues are ahead of last year and offset lower selling prices discussed above. Pool and spa revenues are down and reflect continuing weakness in this division. Sign sales also are down, but show a healthy volume increase. Despite the second quarter rebound, international revenues are still below last year.

Cost of sales for the 1999 quarter was approximately $1,642,000 or 70% of revenues. For the 1999 six months cost of sales was approximately $3,093,000 or 66% of revenues. Gross profit was 30% of revenues for the 1999 quarter as compared to 36% in 1998 quarter. Gross profit for the 1999 six months was 34% compared to 38% for the 1998 six months. The margin erosion primarily reflects the effect of lower selling prices in the architectural light and sign markets, due to changes in the channels of distribution. Margin erosion is somewhat mitigated by the favorable mix effect of higher sales in our more profitable architectural lighting business.

Selling, general and administrative expenses ("SG&A" expenses) for the 1999 quarter were approximately $836,000, compared to $932,000 for the 1998 quarter, a decline of 10%. For the 1999 six months, SG&A expenses were approximately $1,464,000 compared to $1,717,000 for the 1998 six months, or a decline of 15%. Both periods reflect reductions in most major expense categories and include the effect caused by Cooper Lighting, the Company's distributor, assuming marketing efforts for the architectural lighting market.

Management noted in its quarterly report on Form 10-QSB for the period ended March 31, 1999, as filed with the SEC, that increased legal costs may result as the Company continues to proceed with a federal lawsuit against a foreign competitor filed in January 1999 for alleged infringement of the Company's patent rights. As of June 30, 1999, this suit has been settled in the Company's favor and has affirmed the validity of the Company's patents. Further, Management expects that increased legal costs may continue to result as the Company has filed a complaint against a domestic company for patent infringement of its fiber optic cable. Legal expenses included in SG&A were approximately $47,000 for the 1999 six months, as compared to $58,000 for the 1998 six months. See "Legal Proceedings" for further information.

Research and development ("R & D") expenses for the 1999 and 1998 quarters were approximately $150,000 and

$74,000, respectively. For the 1999 six months, R & D expenses were approximately $294,000 compared to the 1998 six months of $152,000. The significant increases in both periods are related to development of expanded product offerings and the Company's efforts to maintain a leadership position in the fiber optic lighting technology.

No provision for income taxes has been included for the 1999 quarters or the 1999 six months compared to a tax benefit for the 1998 quarter and 1998 six months of approximately $56,000 and $53,000, respectively. Provision for income taxes as a percentage of pre-tax income was 0% for the 1999 quarter and 1999 six months compared to 36% for the 1998 quarter and 1998 six months. No income tax provision was provided for the three months ended June 30, 1999 or the six months ended June 30, 1999 as the Company has net operating loss carryforward benefits totaling approximately $1.6 million at June 30, 1999. The Company has evaluated its tax position versus the requirements of SFAS No. 109, Accounting for Income Taxes and does not believe that it has met the more-likely-than-not criteria for recognizing a deferred tax asset and has provided valuation allowances against net deferred tax assets.

Net losses of approximately $372,000 were incurred in the 1999 quarter and $341,000 for the 1999 six months. This represents losses of $.15 and $.14, respectively, per basic and diluted common share. Net losses of approximately $99,000 and $95,000 were incurred in the 1998 quarter and the 1998 six months, respectively, or $.04 per basic and diluted common share.

The increased net losses in the 1999 quarter and the 1999 six months resulted from lower revenues, gross profit erosion and offset in part by lower operating expenses.

Liquidity and Capital Resources

At June 30, 1999 the Company had working capital of approximately $5,700,000.

Cash and cash equivalents decreased by approximately $113,000. Accounts receivable increased by $624,000 due mainly to the seasonality of revenues. Accounts payable increased by approximately $374,000 mainly due to inventory purchases and extended payment terms by a supplier. Bank borrowings of $300,000 under a line of credit were used to fund operational cash needs.

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

The Company believes that if any systems need to be repaired or replaced the repair or replacement would be minimal and could be handled within its normal budget for computer system upgrades and replacements. Costs incurred to date for system remediation have not been material. The Company is encouraging its customers and suppliers to take the appropriate precautionary steps necessary to ensure their computers systems are Year 2000 compliant, well in advance of the January 1, 2000 timeframe. However, the Company believes that financial exposure to the Company of the failure of any one customer to be Year 2000 compliant is limited. Should a number of customers not be Year 2000 compliant, or should a number of the Company's customers be negatively impacted by Year 2000 problems, the negative consequences to the Company's customers could have a material adverse effect on the Company's business, financial position, and results of operation.

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

The foregoing statements are intended to be and are, hereby, designated "Year 2000 Readiness Disclosure" statements within the meaning of the Year 2000 Information and Readiness Disclosure Act.

                                    PART II


Item 1.  Legal Proceedings

         On January 8, 1999, the Company filed a lawsuit (case number 99-131-CIV-T-23B) in the U.S. District Court for the Middle District of Florida , Orlando Division, against Neo-Neon, Ltd., a Hong Kong corporation, and Live Lite International, B.V., a Netherlands corporation (collectively the "Defendants"), for direct infringement of the Company's patents related to its Side Glow(TM) products. This suit has been settled in favor of the Company and the Company's rights to and ownership of its patents have been affirmed. Under the terms of settlement, the Defendants acknowledge the validity of the Company's patents and agree to cease and desist all marketing and sales of infringing products wherever the Company has valid patent filings.

         The Company has also filed a lawsuit (case number 99-40110) on June 23, 1999, against Boston Optical in the federal district court in Massachusetts for patent infringement of the Company's fiber optic cable. No response to the suit has yet been received. Legal expenses were approximately $47,000 for the 1999 six months, as compared to $58,000 for the 1998 six months.


Item 4.  Submission of Matters to a Vote of  Security Holders

         The Company held its annual meeting of stockholders on Monday, May 10, 1999, at 9:30 a.m. at its principal executive offices in Orlando, Florida. The Company's stockholders elected the following slate of directors recommended by the Board of Directors by a vote of 3,972,081 for and 9,440 withheld:

              Brett Kingstone         Anthony Castor        Brian McCann

              Edgar Protiva           Eric Protiva          Fritz Zeck



         The Company's stockholders also ratified and approved the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 3,972,131 for, 9,390 withheld, and 0 abstaining. There were no broker non-votes for either matter.


Item 6.  Exhibits and Reports on Form 8-K

(a)      27     Financial data schedule


(b) The Company did not file any current reports on Form 8-K during the six months ended June 30, 1999.

In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



SUPER VISION INTERNATIONAL, INC.






By:  /s/ Brett M. Kingstone                             Date: August 9, 1999
     -------------------------------------------
     Brett M. Kingstone, Chief Executive Officer
     (Principal Executive Officer)