Form 10QSB
period 1999-09-30
SUPER VISION INTERNATIONAL INC
filed 1999-11-15
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                          Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                59-3046866
 -------------------------------       ---------------------------------------
 (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
  Incorporation or Organization)

                             8210 Presidents Drive
                             Orlando, Florida 32809
                   ----------------------------------------
                   (Address of Principal Executive Offices)

                                 (407) 857-9900
                ------------------------------------------------
                (Issuer's Telephone Number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                              Outstanding at November 15, 1999:
Class A Common Stock, $.001
  par value                                             2,053,168 shares
Class B Common Stock, $.001
  par value                                              483,264 shares

                 Transitional Small Business Disclosure Format
                                Yes [ ]   No [X]


                        SUPER VISION INTERNATIONAL, INC.

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB


                                                                                                          Page
PART I.               FINANCIAL INFORMATION
             Item 1.  Financial Statements

                      Condensed Balance Sheets as of September 30, 1999 (unaudited) and
                      December 31, 1998                                                                     1

                      Condensed Statements of Operations for the Three and Nine Months Ended
                      September 30, 1999 and 1998 (unaudited)                                               2

                      Condensed Statements of Cash Flows for the Nine Months Ended September 30,
                      1999 and 1998 (unaudited)                                                             3

                      Notes to Condensed Financial Statements (unaudited)                                   4

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                         Operations                                                                         8

PART II.              OTHER INFORMATION

             Item 1.  Legal Proceedings                                                                    11

             Item 4.  Submission of Matters to a Vote of Security Holders                                  11

             Item 6.  Exhibits and Reports on Form 8-K                                                     11

SIGNATURES                                                                                                 12

SUPER VISION INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS


                                                                     (UNAUDITED)
                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                         1999                   1998
                                                                    -------------           ------------
                          ASSETS
Current Assets:
     Cash and cash equivalents                                      $  2,560,528           $  2,798,142
     Trade accounts receivable, less allowance for
         doubtful accounts of $106,416 at
         September  30, 1999 and $142,576 at
         December 31, 1998                                             1,486,316                915,570
     Inventory                                                         2,809,917              2,545,684
     Advances to employees                                                 3,695                  7,206
     Other assets                                                         67,429                128,791
                                                                    ------------           ------------
               Total current assets                                    6,927,885              6,395,393

Property and Equipment                                                 6,406,920              6,168,397
     Accumulated depreciation and amortization                        (1,467,249)            (1,054,151)
                                                                    ------------           ------------
                                                                       4,939,671              5,114,246
     Construction in progress                                            235,040                259,201
                                                                    ------------           ------------
               Net property and equipment                              5,174,711              5,373,447
Other assets                                                             191,740                191,062
                                                                    ============           ============
                                                                    $ 12,294,336           $ 11,959,902
                                                                    ============           ============
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $  1,041,740           $    338,700
     Accrued compensation and benefits                                    28,747                134,423
     Deposits                                                             44,514                  4,451
                                                                    ------------           ------------
               Total current liabilities                               1,115,001                477,574

Obligation under capital lease                                         3,186,452              3,189,015

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
         Authorized, none issued                                              --                     --
     Class A common stock, $.001 par value, authorized
         16,610,866 shares, 2,021,918 and 2,020,418
         issued and outstanding at September 30, 1999 and
         December 31, 1998, respectively                                   2,022                  2,020
     Class B common stock, $.001 par value, 3,389,134
         shares authorized, 483,264 issued and outstanding                   483                    483
     Additional paid-in capital                                       10,310,256             10,236,139
     Accumulated deficit                                              (2,319,878)            (1,945,329)
                                                                    ------------           ------------
               Total stockholders' equity                              7,992,883              8,293,313
                                                                    ============           ============
                                                                    $ 12,294,336           $ 11,959,902
                                                                    ============           ============

See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS - UNAUDITED


                                                              THREE MONTHS                                 NINE MONTHS
                                                           ENDED SEPTEMBER 30,                        ENDED SEPTEMBER 30,
                                                       1999                  1998                 1999                   1998
                                                   -----------           -----------           -----------           -----------
Revenues                                           $ 2,284,842           $ 1,547,701           $ 6,953,962           $ 6,461,681

Cost and Expenses:
     Cost of sales                                   1,394,844             1,114,936             4,487,473             4,144,158
     Selling, general and administrative               705,932               864,893             2,170,132             2,581,748
     Research and development                          140,344               124,452               434,783               276,331
                                                   -----------           -----------           -----------           -----------
               Total costs and expenses              2,241,120             2,104,281             7,092,388             7,002,237

Operating Income (Loss)                                 43,722              (556,580)             (138,426)             (540,556)

Non-Operating Income (Expense):
     Interest income                                    32,067                17,821                99,612                75,140
     Interest expense                                 (109,299)             (106,338)             (333,271)             (325,325)
     Loss on disposal of assets                              0                  (131)               (2,464)               (3,033)
                                                   -----------           -----------           -----------           -----------
               Total non-operating income
                  (expense)                            (77,232)              (88,648)             (236,123)             (253,218)

Loss Before Income Taxes                               (33,510)             (645,228)             (374,549)             (793,774)

Income Tax Expense                                          --              (150,000)                   --               (96,917)
                                                   ===========           ===========           ===========           ===========
Net Loss                                           $   (33,510)          $  (795,228)          $  (374,549)          $  (890,691)
                                                   ===========           ===========           ===========           ===========

Net Loss Per Common Share:

     Basic                                         $     (0.01)          $     (0.36)          $     (0.15)          $     (0.40)
                                                   ===========           ===========           ===========           ===========

     Diluted                                       $     (0.01)          $     (0.36)          $     (0.15)          $     (0.40)
                                                   ===========           ===========           ===========           ===========

See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                   NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                             1999             1998
                                                                         -----------      -----------
Cash Flows from Operating Activities:
     Net loss                                                            $  (374,549)     $  (890,691)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
                 Depreciation and amortization                               427,818          395,942
                 Loss on disposal of fixed assets                              2,464            3,303
                 Increase (decrease) in capital lease
                   obligation                                                 (2,563)          30,090
                 Deferred income tax                                              --           96,917
                 Issuance cost                                                68,220           36,239
                 Changes in operating  assets and
                   liabilities:
                         (Increase) decrease in:
                              Accounts receivable, net                      (570,746)         606,109
                              Inventory                                     (264,233)        (758,968)
                              Advances to employees and
                                other assets                                  62,694          (84,300)
                         Increase (decrease) in:
                              Accounts payable                               703,040         (496,400)
                              Accrued compensation and
                                benefits                                    (105,676)          21,533
                              Deposits                                        40,063          (36,556)
                                                                         -----------      -----------
                                  Total adjustments                          361,081         (186,091)
                                                                         -----------      -----------
                                     Net cash  used in
                                       operating activities                  (13,468)      (1,076,782)

Cash Flows from Investing Activities:
     Proceeds from investments                                                    --          102,121
     Proceeds from disposal of property and equipment                          1,053               --
     Purchase of property and equipment                                     (251,182)        (200,786)
     Acquisition of patents and trademarks                                    (4,075)         (27,984)
     Deposits on equipment                                                    24,161          (96,520)
                                                                         -----------      -----------
                                    Net cash used in
                                      investing activities                  (230,043)        (223,169)

Cash Flows from Financing Activities:
     Proceeds from exercise of employee stock options                          5,897               --
                                                                         -----------      -----------
                                    Net cash provided by
                                      financing activities                     5,897               --
                                                                         -----------      -----------
Net Decrease in Cash and Cash Equivalents                                   (237,614)      (1,299,951)

Cash and Cash Equivalents, beginning of period                             2,798,142        2,478,145
                                                                         -----------      -----------

Cash and Cash Equivalents, end of period                                 $ 2,560,528      $ 1,178,194
                                                                         ===========      ===========

See accompanying notes to unaudited condensed financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION:

   In the opinion of Super Vision International, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

2. INVENTORY:

   Inventory at September 30, 1999 and December 31, 1998 consisted of the following components:


                                             SEPTEMBER 30,    DECEMBER 31,
                                                  1999            1998
                                             -------------    ------------

      Raw materials                          $ 2,257,801      $ 1,562,670
      Work in progress                            25,540           65,107
      Finished goods                             682,391        1,073,722
                                             -----------      -----------
                                               2,965,732        2,701,499
      Less: Reserve for excess inventory        (155,815)        (155,815)
                                             -----------      -----------
                                             $ 2,809,917      $ 2,545,684
                                             ===========      ===========

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

3. LONG TERM OBLIGATION:

   Capital Lease

   The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:



      Office/Warehouse building         $ 3,081,000
      Less accumulated amortization        (461,728)
                                        -----------
                                        $ 2,619,272
                                        ===========

   Future minimum annual lease payments for the remainder of and years subsequent to September 30, 1999 and in the aggregate are as follows:


     1999                                                              $   145,382
     2000                                                                  581,520
     2001                                                                  598,481
     2002                                                                  610,596
     2003                                                                  620,664
     2004 and thereafter (aggregate)                                     5,912,715
                                                                       -----------
     Minimum lease payments                                              8,469,358
     Less amount representing interest and executory costs              (5,282,906)
                                                                       -----------

     Present value of net minimum lease payments under capital lease   $ 3,186,452
                                                                       ===========

   Deposits paid under this lease agreement totaled $58,167 at September 30, 1999.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

4. STOCK OPTION PLAN:

   The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options in an amount up to 450,000 shares of the Company's Class A common stock. The option price must be at least 100% of market value at the date of the grant.

   The following table summarizes activity under the stock option plan for the nine-month period ended September 30, 1999:


                                             OPTIONS             NUMBER             OPTION
                                           AVAILABLE FOR           OF                PRICE
                                           FUTURE GRANT          SHARES            PER SHARE
                                           -------------        -------          -------------
        Balance, January 1, 1999            110,368             284,429          $3.00 - $9.25

                      Options granted       (87,200)             87,200          $4.00 - $5.94
                      Options exercised           -              (1,500)         $3.00 - $4.00
                      Options cancelled       7,600              (7,600)         $3.00 - $7.94
                                            -------             -------

        Balance, September 30, 1999          30,768             362,529
                                            =======             =======

   All of the options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 1999, 198,198 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

5. EARNINGS (LOSS) PER SHARE:

   The following table sets forth the computation of basic and diluted earnings per share in accordance with SFAS No. 128, "Earnings per Share":


                                               FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                               1999            1998             1999              1998
                                           -----------      -----------      -----------      -----------
      Numerator:
      Net loss (numerator for basic
       and diluted earnings per share)     $   (33,510)     $  (795,228)     $  (374,549)     $  (890,691)
      Denominator:
      Denominator for basic earnings
       per share                             2,478,076        2,227,183        2,478,076        2,227,183
         -weighted average shares

      Effect of dilutive securities:
         Options                                    --               --               --               --
         Warrants                                   --               --               --               --
                                           -----------      -----------      -----------      -----------
         Dilutive potential shares                  --               --               --               --
      Denominator for diluted earnings
         per share-adjusted weighted
         average shares                      2,478,076        2,227,183        2,478,076        2,229,183
                                           ===========      ===========      ===========      ===========

      Basic loss per share                 $     (0.01)     $     (0.36)     $     (0.15)     $     (0.40)
                                           ===========      ===========      ===========      ===========

      Diluted loss per share               $     (0.01)     $     (0.36)     $     (0.15)     $     (0.40)
                                           ===========      ===========      ===========      ===========

   Certain warrants and escrowed shares are not included in the computation of earnings per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

6. USE OF ESTIMATES:

   The preparation of condensed financial statements in conformity with generally accepted accounting principles (GAAP), consistently applied, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

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

Results of Operations

Revenues for the three months ("1999 Third Quarter") and nine months ("1999 Nine Months") ended September 30, 1999 were approximately $2,285,000 and $6,954,000, respectively. This compares with revenues for the three months ("1998 Third Quarter") and nine months ("1998 Nine Months") ended September 30, 1998 of approximately $1,548,000 and $6,462,000, respectively.

The 48% increase in the 1999 Third Quarter revenues as compared to the 1998 Third Quarter was due to significant improvement in all markets. International sales showed the most significant increase.

The 8% increase in revenues for the 1999 Nine Months compared to the 1998 Nine Months was due to volume increases in all market groups except the pool and spa market which continues to be soft.

Cost of sales for the 1999 Third Quarter was approximately $1,395,000 or 61% of revenues. For the 1999 Nine Months cost of sales was approximately $4,487,000 or 65% of revenues and approximately $4,144,000 or 64% of revenues for the 1998 Nine Months. Gross profit was 39% of revenues for the 1999 Third Quarter as compared to 28% in the 1998 Third Quarter. Gross profit was approximately 35% in the 1999 Nine Months period and 36% in the 1998 Nine Months period. The significant improvement in the 1999 Third Quarter mainly reflects the favorable effect of fixed overhead absorption on higher revenues.

Selling, general and administrative expenses ("SG&A" expenses) for the 1999 Third Quarter were approximately $706,000, compared to $865,000 for the 1998 Third Quarter, a decline of 18% which is accounted for primarily by lower selling and marketing expenses. SG&A expenses were approximately $2,170,000 for the 1999 Nine Months compared to $2,582,000 for the 1998 Nine Months, or a decline of 16%. As a result, SG&A expenses were 3l% of sales for the 1999 Nine Months, compared to 40% of sales for the 1998 Nine Months period, and reflects across the board improvements in sales, marketing and administrative costs. The reduced expenses include the effect of selling through the Company's marketing partners, Cooper Lighting, a division of Cooper Industries, Inc., and Hayward Pool Products, Inc.

Legal expenses were approximately $70,000 for the 1999 Nine Months, as compared to $89,000 for the 1998 Nine Months. Management expects that additional legal costs may be incurred relating to several law suits. These suits include a previously reported complaint filed by the Company against a domestic company for patent infringement of its fiber optic cable as well as two suits filed against the Company for breach of contract. See "Legal Proceedings" for further information.

Research and development ("R&D") cost for the 1999 Third Quarter were approximately $140,000 compared to $124,000 for the 1998 Third Quarter, an increase of 13%. For the 1999 Nine Months, R & D expenses were approximately $435,000 compared to the 1998 Nine Months of $276,000, an increase of 57%. The increases in both periods are related to development of expanded product offerings and the Company's efforts to maintain a leadership position in fiber optic lighting technology.

A net loss of approximately $34,000 was incurred in the 1999 Third Quarter and $375,000 for the 1999 Nine Months. These represented losses of $0.01 and $0.15, respectively, per basic and diluted common share. Net losses of approximately $795,000 and $891,000 were incurred in the 1998 Third Quarter and the 1998 Nine Months respectively, or $0.36 and $0.40 per basic and diluted common share.

The significantly improved net loss in the 1999 Third Quarter is due to stronger revenues, improvement in gross margin, reduced operating expenses and the absence of an income tax provision. The net loss for the 1999 Nine Months was substantially less than the 1998 Nine Months due mainly to increased revenues, reduced operating expenses and the absence of an income tax provision.

Liquidity and Capital Resources.

At September 30, 1999 the Company had working capital of approximately
$5,813,000.

During the nine months ended September 30, 1999, cash and cash equivalents decreased by approximately $238,000. Accounts receivable increased by approximately $571,000, which was due to a combination of higher sales and an increase in days revenue outstanding. Inventories increased by approximately $264,000 mainly due to raw material purchases. Current liabilities increased by approximately $637,000 due mainly to higher accounts payable relating to inventory purchases and extended payment terms.

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

                                    PART II

Item 1. Legal Proceedings

        As previously reported, the Company filed a lawsuit (Case number 99-40110) on June 23, 1999 against Boston Optical in the federal district court in Massachusetts for patent infringement of the Company's fiber optic cable. This case has been settled and was dismissed in November 1999.

        WPI Electronics has filed a lawsuit against the Company for breach of contract in the United States District court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods. The Company has filed a motion to dismiss this action and filed a separate action against WPI in the U.S. District Court for the Middle District of Florida (Case number 99-1248-CIV-ORL-18A) claiming that the goods delivered by WPI Electronics were defective and seeking to recover for inventory on hand and for goods previously returned but already paid approximating $286,000.

        On October 18, 1999 the Company entered into an Asset Purchase Agreement with Oasis Falls and Maas Industries to acquire substantially all of the assets of these businesses in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.00l per share. The assets acquired include inventory, tooling, machinery and certain intangible assets relating to tooling and intellectual property rights. The Company also agreed to cause the dismissal with prejudice of a pending lawsuit filed by the Company against Maas Industries, et al, Ninth Judicial Circuit Case NO. C1-98-7737.

        The Company is involved in various litigation which is not expected to have a significant impact on operations or its financial position. Legal Expenses were approximately $70,000 for the 1999 Nine Months as compared to $89,000 for the 1998 Nine Months.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit 27 Financial data schedule

(b) The Company filed an 8-K on August 2, 1999 that included a press release announcing (i) the resignation of John P. Stanney from his position as the President and Chief Financial Officer of the Company, (ii) the assumption by Brett Kingstone, the Company's founder and Chief Executive Officer, of the title and position of President of the Company, and
        (iii) the appointment of Jack Gallagher, a partner at Tatum CFO Partners, LLP as interim Chief Financial Officer.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



SUPER VISION INTERNATIONAL, INC.



By: /s/ Brett M. Kingstone                              Date: November 15, 1999
    -------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)