Form 10KSB40
period 1999-12-31
SUPER VISION INTERNATIONAL INC
filed 2000-03-30
CIK 917523

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)


                       FOR THE TRANSITION PERIOD FROM TO


                          COMMISSION FILE NO. 0-23590


                        SUPER VISION INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           DELAWARE                                             59-3046866
           --------                                             ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 9,809,260.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on March 28, 2000 was $13,181,435.

As of March 17, 2000, there were issued and outstanding: 2,056,102 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

                                     PART I

Item 1.  Description of Business.

GENERAL

         Super Vision International, Inc. (the "Company") is a world leader in the design and manufacture of fiber optic lighting products, signs and displays for applications in the signage, swimming pool, architectural, and retail industries. The Company completed the initial public offering of its Class A Common Stock in March 1994.

         The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. The Company's executive offices are located at 8210 Presidents Dr., Orlando, Florida 32809 and its telephone number is (407) 857-9900.


PRODUCTS AND SERVICES

     SIDE-GLOW(R) AND END GLOW(R) CABLES

         The Company's SIDE-GLOW(R) fiber optic lighting cables are marketed as an alternative to neon and other conventional lighting products, for use in accent lighting, theme lighting and lighting areas where maintenance and breakage are of concern to the end user. SIDE-GLOW(R) fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs and maintenance. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

         END GLOW(R) cables are utilized to transmit cool, ultra violet and heat free light from a remote light source to the object or area being lighted. The Company markets its END GLOW(R) cables in conjunction with its line of light sources and lighting accessories for a variety of applications from swimming pool and spa lighting to display case lighting and residential landscape lighting. END GLOW(R) cables allow for unique lighting of areas or objects with the added benefits of fiber optics. Utilizing its state of the art fiber optic cabling systems, the Company is able to custom manufacture END GLOW(R) cables to user specifications, in order to deliver the required amount of light to the object at the most affordable cost.

         The Company's SIDE-GLOW(R) and END GLOW(R) cables have been incorporated in diverse locations worldwide. Applications of these products can be found in the following places: the world's largest fiber optically lit pool in the Westin Hotel, St. John's, U.S. Virgin Islands; Universal Studios CityWalk, Florida; the world's largest fiber optic sign installations for AT&T; the Coca-Cola sign in New York Times Square; and the Pepsi Cola sign in Caracas, Venezuela.

         During 1999, the Company's SIDE-GLOW(R) and END GLOW(R) cable products accounted for approximately 49% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and, therefore, the Company intends to devote the majority of its engineering, sales and marketing efforts to expand this area of its business and the related light sources product line described below.

     LIGHT SOURCES

         The Company manufactures a variety of light sources used in conjunction with its SIDE-GLOW(R) and END GLOW(R) fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. The Company currently manufactures numerous standard catalog light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW(R) applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. The Company also manufactures a wide variety of custom light sources for specific market needs based on a survey of the customer's lighting application.

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

         Light source product lines represented approximately 39% of the Company's total revenue during 1999. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

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

         During 1999, endpoint signs and displays accounted for approximately 10% of the Company's total revenues.

     LIGHTING ACCESSORIES

         The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, downlights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. The Company believes that providing these fixtures and accessories to the market enhances the Company's ability to market its fiber optic products as a full lighting package, as opposed to a component line.

         During 1999, lighting accessories accounted for approximately 2% of the Company's total revenues.

     WATERFALLS

         In October 1999, the Company acquired the assets of Oasis Falls International, Inc. and Maas Industries located in Sanford, Florida. The Company believes that the acquisition of these businesses provides it with the capabilities to design and manufacture waterfalls primarily used in swimming pools, thereby expanding the distribution channel and application of the Company's pool related products.


SALES AND MARKETING

         The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users. Since November 1998, the Company operates under an exclusive distribution, sales and marketing agreement with Cooper Lighting, Inc. and Cooper Industries (Canada), Inc. (referred to collectively hereinafter as "Cooper"), pursuant to which Cooper acquired the North American rights to market, sell and distribute the Company's products to the architectural lighting market. The Company's products are marketed by Cooper under a new brand, Optiance by Super Vision. The Company derived approximately 26% of its total revenues from Cooper in 1999.

         Since 1996, the Company has had an exclusive distribution and marketing agreement with Hayward Pool Products ("Hayward"), the world's largest pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the pool and spa lighting market. The Company derived approximately 19% of its total revenues from Hayward in 1999 compared to approximately 21% in 1998.

         The Company utilizes a combination of direct marketing and manufacturer's representatives for its Signage product lines in order to reduce end use costs. Endpoint signs and displays are also marketed direct to end users, principally Fortune 500 companies worldwide.

         International sales accounted for approximately 26% of the Company's total revenues for 1999 and 1998. The Company has entered into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.


MANUFACTURING AND SUPPLIERS

         The fiber optic strands used in the Company's endpoint signs and displays as well as the production of its SIDE-GLOW(R) and END GLOW(R) cables are purchased from several key suppliers. In October 1994, the Company entered into a contract for the design and purchase of customized cabling and extrusion equipment in order to produce its SIDE-GLOW(R) and END GLOW(R) cables. The equipment became operational in December 1995. In August 1997, concurrent with the Company's relocation to its new facility, the cabling and extrusion equipment were upgraded and retrofitted to increase quality and production capability. Revision of the manufacturing process has allowed the Company to increase quality, improve capabilities and maintain process control. In November 1998, the Company was able to make process modifications, which yielded a 68% improvement in light output of its SIDE-GLOW(R) cables, which the Company began shipping in February 1999. The Company believes that as the volume of products produced increases, this equipment may further reduce the manufacturing costs of its SIDE-GLOW(R) and END GLOW(R) cables, and therefore allow the Company to offer its products to the market at prices equivalent to neon lighting. In the event the cabling and extrusion equipment are ever disabled for any period of time, the Company would outsource the manufacturing of these products. The Company manufactures the light sources and control systems used with its SIDE-GLOW(R) and END GLOW(R) cables and endpoint displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary and the Company has U.S. patents issued with respect to this design. All endpoint displays are manufactured directly by the Company based on the clients' specifications, or designed jointly with the Company's highly experienced personnel. The Company believes its ability to offer a full range of products and design, engineering and support services are unique in the market place, and are important to its future prospects for growth.

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

         The Company will continue to purchase the fiber optic strands from several Japanese suppliers. While the Company believes alternative sources for fiber optics are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(R) and END GLOW(R) cables require fiber optic material of a higher quality than the Company believes is currently available elsewhere.


RESEARCH AND PRODUCT DEVELOPMENT

         The Company considers its ability to constantly improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications to be critical to its growth. The Company believes this responsiveness to the market to be an important differentiating factor, and will continue to seek rapid response to market trends. The Company believes that the increasing market for fiber optic lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, the Company plans to perform joint product development with its marketing partners to maintain its competitive advantage and to defend its market position.

         During 1999, the Company spent approximately $544,000 on engineering and product development activities, as compared to approximately $387,000 in fiscal 1998. The Company feels its success will depend, in large part, on its ability to continue to improve and enhance its existing products as well as develop new products and applications for its technologies. In addition, the Company believes it must improve gross margins on all product lines through engineering and research.

         The Company believes increased levels of spending on research and development may be necessary to successfully develop a product which has the brightness of neon and which can be sold at a comparable price. Further, the Company feels joint research with Cooper will be required to fully develop and expand a package of fiber optic lighting products and systems engineered specifically for the architectural lighting market. Additionally, as new market opportunities are found, increased levels of product development may be warranted to rapidly design, engineer and produce products to fill these market needs.


COMPETITION

         The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in fiber optic lighting. Additionally, the Company is aware that several larger companies which are currently engaged in traditional lighting technologies or lighting component manufacturing have announced their intention of entering the fiber optic lighting market through acquisition or formation of divisions or subsidiaries dedicated to penetrating the fiber optic lighting market. There can be no assurance that a large conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company's operating results, although the Company believes that its recent agreement with Cooper will be a potential mitigating factor.

         Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company's products. The Company is actively seeking to educate its target markets as to the advantages of fiber optic lighting systems and believes that achievement of this objective is critical to its future.

         The Company must also compete with traditional lighting on the issues of maintenance costs, safety issues, energy usage, price and brightness. The Company feels its products can effectively compete against traditional lighting in the areas of maintenance costs, safety and energy consumption. The Company's lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the SIDE-GLOW(R) and END GLOW(R) cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Further, the Company's products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. The Company's products also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

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

         The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by the Company's SIDE-GLOW(R) and END GLOW(R) cables and light source products. These companies utilize a similar technology to that used by the Company and compete generally on the basis of price and quality. The Company believes it may compete favorably in markets where price is the central issue. The Company's quality control system will also allow the Company to compete on the basis of quality of product and services delivered. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs, and consequently, erode the Company's price advantage.

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

         The Company has been issued a United States patent relating to the reflective center core used in the process of manufacturing its SIDE-GLOW(R) cables and has received Patent Cooperation Treaty protection of this patent overseas. The Company also has two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, the Company has acquired a United States patent related to the method of manufacturing a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, the Company believes that expansion of the applications for its fiber optic technologies are important to the possible achievement of future growth objectives. The Company has a fifth patent related to its light source technology and a device for connecting fiber optic cables to the light source. The Company also has several patent applications pending with respect to a variety of new product innovations and manufacturing methods.

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

         The Company has obtained approval for a registered trademark for the "Super Vision" name, and has filed for a European community trademark. Additionally, the Company has obtained registered trademarks on the brand names SIDE-GLOW(R) and END GLOW(R) related to the Company's fiber optic cables, and European community trademark applications have been filed as well. The Company has also applied for trademarks on several planned new products and brand names, with provisional approval expected in 2000. The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.


EMPLOYEES

         At March 1, 2000, the Company had 53 full-time employees, including 5 in research and development, 9 in sales, marketing and customer service, 10 in finance and administration and 29 in production and quality control. None of the Company's employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.  Description of Property.

         The Company's executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $553,000 in 1999. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's facilities.

Item 3.  Legal Proceedings.

         On January 8, 1999, the Company filed a lawsuit in the U. S. District Court for the Middle District of Florida, Orlando Division against Neo-Neon, Ltd., a Hong Kong corporation, and Line Lite International, B.V., a Netherlands corporation, for direct patent infringement of the Company's patents related to its Side Glow(R) products. In June 1999 both parties settled out of court with the Company and agreed to stop selling infringing products.

         On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the "Defendants"). This is an industrial espionage action in state court. The Company has made various allegations against the twenty-two defendants, individually and collectively. These allegations include fraud, breach of contract, breach of fiduciary duty, tortious interference with existing business relationships, tortious interference with contractual relationships, tortious interference with prospective business advantage, unjust enrichment, violations of Florida's Uniform Trade Secrets Act, civil conspiracy, violations of Florida's RICO Act and other conduct sufficient to provide grounds for replevin and other equitable relief (i.e., accounting, constructive trust and injunctive relief). The Defendants have been enjoined from further violating their respective non-compete and confidentiality agreements with the Company. They are also prohibited from the exploitation of business opportunities or prospective business opportunities of the Company and enjoined from any and all acts, omissions or behavior which in any way has an adverse effect on the Company's property interests. Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely have been dismissed from the litigation by the Company. One of the Defendants, Marsam Trading Corporation, which filed for bankruptcy in November 1999, was recently granted a dismissal from its Chapter 11 action, thus lifting the automatic stay that otherwise shields a debtor from any state court actions against it. This will enable the Company to proceed against Marsam in court. Discovery has begun and investigation is ongoing. At this time, Defendants Jack Caruso, Samson Wu, Susan Wu, Thomas Wu, David Winkler, Optic-Tech International Corporation and Tony Lee have invoked their Fifth Amendment right to protection from self-incrimination. These defendants attempted to stay the civil action pending the resolution of pending criminal charges against them, but their motion to stay was denied. Discovery (subject to the limitations prescribed by the Fifth Amendment privilege) and investigation is ongoing. An appeal is now pending, wherein these defendants are seeking review of their motion to dissolve the injunction. Various motions have been filed and are pending. The case has not yet been scheduled for trial. Plans are to vigorously pursue this lawsuit.

         In September 1999, WPI Electronics (`WPI") filed a lawsuit against the Company for breach of contract in the United States District court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods and claiming approximately $155,000 in damages. The Company filed a motion to dismiss this action and a separate action against WPI in the U.S. District Court for the Middle District of Florida claiming that the goods delivered by WPI were defective and seeking to recover for inventory on hand and for goods previously returned but already paid approximating $286,000. These cases have now been consolidated in New Hampshire and the Company intends to aggressively defend against WPI's claims and pursue its claims.


Item 4.  Submission of Matters to a Vote of Security-Holders.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         (a) Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 1999 and 1998 as reported by The Nasdaq Stock Market, Inc.

                                                   Bid Prices
                                                High         Low
                                                ----         ---

                  Year ended
                  December 31, 1999
                  -----------------

                  First Quarter                 6-1/8        3-7/8
                  Second Quarter                  6          4-5/8
                  Third Quarter                 5-1/8        3-3/4
                  Fourth Quarter                6-1/2        4-1/8

                  Year ended
                  December 31, 1998
                  -----------------
                  First Quarter                 7-1/2          5
                  Second Quarter                6-3/8        3-1/4
                  Third Quarter                   5            3
                  Fourth Quarter                6-1/4        2-3/8


         Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

         (b) The number of holders of record of the Company's Class A Common Stock as of March 17, 2000 was 39.

         (c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

                  The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and "factors that may affect future results and market price of stock" below:

         GENERAL

                  On October 18, 1999 the Company entered into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock. The assets acquired include inventory, tooling machinery and certain intangibles relating to tooling and intellectual property rights. In addition the Company recorded approximately $26,000 in goodwill. The Company also agreed to cause the dismissal with prejudice of a pending lawsuit filed by the Company against Maas Industries.

         RESULTS OF OPERATIONS

         REVENUES

                  Revenues are derived primarily from sales of SIDE-GLOW(R) and END GLOW(R) fiber optic cables, light sources, endpoint signs and displays and lighting accessories. Revenues for 1999 were approximately $9,809,000 as compared to $8,350,000 during the preceding year, an increase of approximately $1,459,000 or 17%. The increase was primarily the result of growth in all major markets. Architectural, sign, pool and spa and international revenues increased 21%, 29%, 7% and 28% respectively over 1998. The acquisition of Oasis Falls contributed approximately $79,000 to the revenue growth in the fourth quarter.


         GROSS MARGIN

                  Gross margin for 1999 increased to approximately $3,482,000, a 17% increase over 1998. The gross margin percentage was 36% and unchanged from 1998. The 1999 gross margin percentage on architectural revenues was somewhat lower due to the full year effect of changes in the Company's distribution channels, from Cooper becoming the Company's distributor in the fourth quarter of 1998. Offsetting factors included favorable product mix and an improved margin on pool and spa revenues.


         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                  Selling, general and administrative expenses for 1999 were approximately $2,978,000 and 30% of revenues compared to approximately $3,623,000 and 43% of revenues for 1998, a reduction of approximately $645,000 and 18% from the preceding year. The decrease was primarily the result of lower selling and marketing costs in the architectural lighting market since, under the Company's distribution agreement, Cooper assumed responsibility for all costs of selling and marketing the Company's architectural lighting products in the exclusive markets throughout the United States and Canada.


         RESEARCH AND DEVELOPMENT

                  Research and development costs were approximately $544,000 for 1999 compared to approximately $387,000 for 1998, an increase of 41%. Increased product development activity contributed to the higher expense level in 1999. Research and development costs are expensed as incurred, primarily in advance of any related sales and in some cases may not ultimately generate sales.


         INTEREST

                  The Company had interest income for 1999 of approximately $131,000 compared to approximately $91,000 for 1998 due to higher average cash balances during the year. Interest expense of approximately $444,000 compared to approximately $440,000 for 1998 relates to a capital lease concerning the Company's facility in Orlando, Florida.

         INCOME TAX

                  The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there is no provision for income tax in 1999. The charge of approximately $159,000 to income in 1998 was due to the accounting treatment of the net deferred tax asset resulting from prior years' net operating loss carryforward and the associated valuation allowance against the net asset.


         NET LOSS

                  The net loss for 1999 was approximately $(356,000), or $(0.14) per share-diluted, compared to a net loss of approximately $(1,541,000) or $(0.68) per share-diluted, for 1998. The significant decrease in the net loss was due to the 17% increase in revenues, an 18% decrease in selling, general and administrative expenses and the reduction of income tax expense as compared to 1998.


LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1999, the Company had working capital of approximately $4,798,000.

         OPERATING ACTIVITIES

                  Net cash provided by operations amounted to approximately $58,000 for the year ended December 31, 1999 as compared to net cash used in operating activities of approximately $(1,124,000) for the year ended December 31, 1998. The most significant use of cash for 1999 was the increase in accounts receivable of approximately $1,123,000 mainly due to increased sales volume as compared to 1998, particularly in the fourth quarter of 1999. The increase in accounts receivable in 1999 is partially offset by an increase in accounts payable of approximately $584,000 due to the timing of payments to suppliers and the decrease in inventory of approximately $200,000 due to the cancellation and postponement of material orders.

                  The most significant use of cash in 1998 was the loss from operations (before changes in operating assets and liabilities) of approximately $691,000. In addition net cash was used by an approximately $597,000 decrease in accounts payable and an increase in inventory of approximately $507,000, offset by a decrease in accounts receivable of approximately $586,000 in 1998.

         CASH FLOWS FROM INVESTING ACTIVITIES

                  Net cash used by investing activities for the years ended December 31, 1999 and 1998 amounted to approximately $1,675,000 and $485,000 respectively. The purchase of long-term investments in corporate bonds (approximately $997,000) and a short term fixed income mutual fund (approximately $370,000) accounted for the primary use of cash from investing activities for 1999. The corporate bonds mature on August 1, 2001 and earn interest at the rate of 7%; the short term fixed income fund earns a fixed rate at the current level of 7.56%

                  The Company also used cash in the amount of approximately $284,000 in 1999 principally to upgrade manufacturing tooling and equipment.

                  Net cash used by investing activities was approximately $485,000 in 1998. Capital expenditures of approximately $565,000 for the purchase of equipment related to the production of new products and replacement of the Company's financial and operational software system, was offset by the proceeds from the sale of investments of approximately $102,000.

         CASH FLOWS FROM FINANCING ACTIVITIES

                  The Company had available a $1,000,000 line of credit during the first half of 1999. Amounts under the line were due on demand with interest payable monthly at the prime rate. Certain securities served as collateral for this line of credit. On July 15, 1999 the Company terminated the line of credit arrangement. Borrowings and repayments under the line of credit amounted to approximately $405,000 during 1999. During 1998, borrowings and repayments under the line of credit amounted to approximately $275,000. As of December 31, 1998 there was no balance outstanding.

                  The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements, as well as planned expansion for the next twelve months as currently contemplated.

                  In January 1994, the Company and certain stockholders of the Company entered into an agreement providing for the escrow of a portion of the shares held by such stockholders, in the aggregate of 2,891,870 shares of Class B Common Stock and 26,130 shares of Class A Common Stock (the "Escrow Shares"). As of March 31, 1997, Brett Kingstone, the CEO and Chairman, voluntarily retired 2,891,870 shares of Class B Common Stock previously held in the escrow account. These shares were returned to the Company and retired. Until March 29, 1999, the Company held 26,130 shares of Class A Common Stock in escrow, in the event the Company attained any of the earnings thresholds or the Company's Class A Common Stock met certain minimum bid prices required for the release of the remaining 26,130 Escrow Shares. These shares were returned to the Company and retired in 1999.


FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

                  Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following additional facts to consider. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "forecast", "intend", or "potential". These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to, among other factors, competition in each of the Company's product areas, dependence in suppliers, product demand, the ability to timely respond to rapid changes in technology, the ability to attract and retain qualified engineering and production personnel, infringement on or a challenge to the Company's proprietary information, and changes in economic conditions. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange Commission ("SEC") filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

                  Nasdaq SmallCap Listing Requirements; Penny Stock Regulation. The Company's Class A Common Stock is traded on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's securities could become subject to delisting. If the securities are delisted, trading in the securities could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a security holder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the Common Stock could become subject to the "penny stock" regulations promulgated under the Securities Exchange Act of 1934, (the "Exchange Act"), which would subject the Company to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosure in connection with any trades involving a stock defined as a "penny stock" (generally, according to regulations adopted by the Securities and Exchange Commission, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the Common Stock and the ability of investors to sell their securities in the secondary market.

                  Year 2000 Compliance. As of December 31, 1999, the Company believed it was year 2000 compliant. As of March 15, 2000, no significant Year 2000 issues relating to the Company's internal operating systems, interfaces with third parties or products have been experienced. In addition, as of March 15, 2000, information and products from third parties associated with the Company have not had any adverse effects on the Company's operations. To date, the costs incurred in association with any Year 2000 compliance projects have not been material to the Company's results of operations or liquidity. In addition the Company does not anticipate any additional significant costs to be incurred in order to remain compliant.

                  Competition. The Company's product lines span major segments within the lighting industry and, accordingly, the Company's products compete in a number of different markets with a number of different competitors. The Company competes with other independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The lighting industry is highly competitive. Other competitors market similar products that compete with the Company on the basis of price. Some of these competitors do not maintain warehouse operations or do not perform some of the services provided by the Company, which require the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The ability of the Company to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality products on favorable terms, ensure its products meet safety standards, deliver the goods promptly at competitive prices, and provide a wide range of services such as electronic data interchange and customized products, packaging, and store displays.

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

                  Fluctuations in Quarterly and Annual Operating Results. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability. These include factors relating to competition, such as competitive pricing pressure and the potential introduction of new products by competitors, manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components, sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, the loss of a significant distributor or sales representative, and seasonality of sales. Product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies and adverse effects on sales of existing products, as well as other factors, including levels of expenses relative to revenue levels, personnel changes, expenses that may be incurred in litigation, generally prevailing economic conditions and fluctuations in foreign currency exchange rates could also adversely affect the Company's business. The Company's annual and quarterly results of operations also have been and will continue to be affected by national economic and other factors, such as housing market trends, interest rates and the weather.

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

                  Reliance on International Markets. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. However, because a significant portion of the Company's revenues is derived from sales in international markets, drastic negative changes in foreign economic conditions could have a material adverse effect on the Company's financial results.

                  Reliance on International Suppliers. The Company will continue to purchase fiber optic strands from several Japanese suppliers. While the Company believes alternative sources for fiber optics are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(R) and END GLOW(R) cables require fiber optic material of a higher quality than the Company believes is currently available elsewhere. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company's operations until such time as an alternative supplier could be found, although several suppliers have been identified as potential alternatives, which could provide the quality level in the amounts the Company requires or until such time as the Company could implement its own production capabilities.

Item 7.  Consolidated Financial Statements

                  The following consolidated financial statements are filed as part of this report. This information appears in a separate section of this report.


                                                                           Page
                                                                           ----

         Report of Independent Certified Public Accountants                 F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998       F-3

         Consolidated Statements of Operations for the years ended
            December 31, 1999 and 1998                                      F-4

         Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1999 and 1998                             F-5

         Consolidated Statements of Cash Flows for the years ended
            December 31, 1999 and 1998                                      F-6

         Notes to Consolidated Financial Statements                         F-8



Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

                  Not applicable




                                    PART III

Item 9.  Directors and Executive Officers of the Company; Compliance with
         Section 16(a) of the Exchange Act

                  Directors and Executive Officers of the Company: Set forth below is the name, age, position with the Company, the year in which each was first appointed or elected an officer or director, and certain other information with respect to each director and executive officer of the Company.


BRETT M. KINGSTONE                      Mr. Kingstone has been Chairman of the
Chief Executive Officer, President      Board, Chief Executive Officer and
and Chairman of Board of Directors      President of the Company since July
Age 40                                  1999. From November 1997 to July 1999
                                        Mr. Kingstone served as Chairman and
                                        Chief Executive Officer. From the
                                        Company's inception to November 1997 he
                                        was Chairman, Chief Executive Officer
                                        and President. From October 1985 until
                                        January 1991, Mr. Kingstone served as
                                        an independent consultant in the area
                                        of fiber optic technology. Prior to
                                        that, from December 1988 until October
                                        1989, he served as President of
                                        Fibermedia Corporation in Boulder,
                                        Colorado. From January 1984 to August
                                        1985, he was a partner in Kingstone
                                        Prato, Inc., a venture capital
                                        partnership in Boulder, Colorado. From
                                        August 1981 through December 1983, he
                                        served as Vice President of Sales of
                                        Gekee Fiber Optics, Inc. in Palo Alto,
                                        California. Mr. Kingstone is a graduate
                                        of Stanford University and the author
                                        of two books - The Student
                                        Entrepreneur's Guide (McGraw-Hill) and
                                        The Dynamos (John Wiley & Sons;
                                        Koksaido Press).

LARRY J. CALISE                         Mr. Calise was hired in February 2000
Chief Financial Officer                 as the Company's Chief Financial
Age 41                                  Officer. Prior to this he served as
                                        Vice President of Finance for nStor
                                        Corporation, a manufacturer of
                                        information storage and Raid solutions.
                                        From 1986 through 1996, he held
                                        positions of Controller, VP and
                                        Corporate Controller, and VP Finance
                                        and Administration for Philip Crosby
                                        Associates, which was later acquired by
                                        Alexander Proudfoot PLC, a
                                        multinational management consulting
                                        firm specializing in productivity and
                                        quality management. From 1982 to 1986,
                                        Mr. Calise was an Audit Supervisor for
                                        the CPA firm PriceWaterhouseCooper's
                                        LLP.

EDGAR PROTIVA                           Mr. Protiva became a director of the
Director                                Company in March 1994. From 1980 to
Age 60                                  present, Mr. Protiva has been engaged
                                        in merchant banking with K.C.L.
                                        Associates. Mr. Protiva is the brother
                                        of Eric Protiva, another director of
                                        the Company.

ERIC V. PROTIVA                         Mr. Protiva became a director of the
Director                                Company in March 1994. From 1982 to
Age 64                                  present Mr. Protiva has been the Chief
                                        Executive Officer of AMS Electronic
                                        GmbH; an entity headquartered in
                                        Munich, Germany which he founded in
                                        1982. AMS Electronic GmbH changed its
                                        name in 1999 and is now known as EGORA
                                        Holding GmbH. EGORA Holding GmbH,
                                        together with its majority-owned
                                        subsidiaries, is engaged in the
                                        electronic and fiber optics components
                                        and systems business in Europe. Mr.
                                        Protiva also serves as director of ADVA
                                        Optical Networking AG. Mr. Protiva is
                                        the brother of Edgar Protiva, another
                                        director of the Company.

BRIAN MCCANN                            Mr. McCann became a director of the
Director                                Company in October 1995. From February
Age 34                                  1998 until present, Mr. McCann has
                                        served as the President of ADVA Optical
                                        Networking, Inc., which provides
                                        optical networking solutions for
                                        computer operating systems. From 1996
                                        to 1998, Mr. McCann was the Vice
                                        President of North American Business
                                        Development for ADVA GmbH Optical
                                        Solutions of Munich, Germany. From 1987
                                        to 1996, Mr. McCann has held successive
                                        positions as Director of Sales and
                                        Marketing and Product Manager for 3M
                                        Specialty Optical Fibers.

ANTHONY T. CASTOR III                   Mr. Castor became a director of the
Director                                Company in September 1996. Since
Age 48                                  January 2000, Mr. Castor has served as
                                        President and Chief Executive Officer
                                        of the Morgan Group, a specialty
                                        transportation company. Mr. Castor also
                                        serves as a director for the Morgan
                                        Group, Inc. From January 1998 until
                                        December 1999, Mr. Castor has served as
                                        President and Chief Executive Officer
                                        of Precision Industrial Corporation, a
                                        worldwide supplier of capital equipment
                                        for processing sheetmetal. From 1994
                                        until October 1997, Mr. Castor was the
                                        President and Chief Executive Officer
                                        of Hayward Industries, Inc., a supplier
                                        of pumps, filters, heaters and other
                                        accessories for the pool and spa
                                        industries and industrial equipment.
                                        From 1987 to 1993, Mr. Castor was
                                        Corporate Vice President of Crompton &
                                        Knowles Corporation, a supplier of
                                        specialty chemicals and process
                                        equipment and President of its
                                        wholly-owned subsidiary, Ingredient
                                        Technology Corporation.

FRITZ ZECK                              Mr. Zeck became a director of the
Director                                Company in January 1999. Since 1994,
Age 59                                  Mr. Zeck has served as President of
                                        Cooper Lighting. Prior to this he
                                        served as Vice President of Sales for
                                        Cooper Lighting since he started in
                                        1985. Mr. Zeck joined

                                        Metalux in 1976 where he was Regional
                                        Sales Manager for the Central portion
                                        of the United States. He founded Lumark
                                        Lighting in 1978, which was a division
                                        of Metalux.




Section 16 (a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater-than-10% stockholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of the Company's common stock and to provide the Company with copies of the reports. Based solely on our review of these reports and of certifications furnished to the Company, the Company believes that all of these reporting persons complied with their filing requirements for fiscal year 1999.



Item 10. Executive Compensation


         The tables below show salaries and bonuses paid during the last three years, options granted in fiscal year 1999 and aggregate options exercised in fiscal year 1999 for the Chief Executive Officer. The Company did not have any other executive officers or other employees serving at the end of fiscal 1999 whose total annual salary and bonus exceeded $100,000.


                                           SUMMARY COMPENSATION TABLE

                                                                               Long-term
                                    Annual compensation                   compensation awards
                            ---------------------------------    --------------------------------------
                                                                 Securities                  All other
                                                                 Underlying      LTIP      Compensation
                            Year        Salary         Bonus       Options     Payouts        (1)
                            ----       --------      --------    ----------    -------     -----------

Brett M. Kingstone(2)       1999       $127,154      $    258          --        --         $ 15,822

                            1998       $129,846            --          --        --         $ 15,473

                            1997       $ 97,504      $ 25,137      64,000        --         $ 17,019



(1) Represents a monthly allowance of $1,000 to include automobile and other related expenses as well as vested portion of the Company's 401(k) plan employer match.

(2) Mr. Kingstone is the President and Chief Executive Officer of the Company, and the Chairman of its Board of Directors.

Employment Agreements

         In January 1994, the Company entered into a three-year employment agreement with Brett Kingstone, Chairman of the Board, Chief Executive Officer and President of the Company. The agreement with Mr. Kingstone is renewable automatically for successive one year terms and provides for a base annual salary (subject to annual increases and bonuses at the discretion of the Board of Directors) and a monthly automobile allowance of $1,000.

         In the event of termination of Mr. Kingstone's agreement by the Company other than for cause, the Company has agreed to pay him severance in an amount equal to the annual base salary in effect for the balance of the term of the agreement plus six months. The agreement contains confidentiality and non-competition provisions.

         The Company has no other employment agreements with its employees, although all employees sign confidentiality and non-competition agreements.

 AGGREGATE OPTION EXERCISES DURING FISCAL YEAR 1999 AND YEAR-END OPTION VALUES

         None of the options held by the executive officer listed in the "Summary Compensation Table" above were exercised in fiscal year 1999. The following table shows information about the value of unexercised stock options at December 31, 1999 for the executive officer listed below.


                                      Number of Securities Under-           Value of Unexercised In-
                                       lying Unexercised Options              the-Money Options at
                                         at December 31, 1999                December 31, 1999(1)
                                     ------------------------------      ------------------------------
                                     Exercisable      Unexercisable      Exercisable      Unexercisable
                                     -----------      -------------      -----------      -------------

         Brett M. Kingstone........      44,000           20,000                --                --



(1) The dollar values of any In -the-Money Options would be calculated by determining the difference between $6.00 per share, the closing bid price of common stock on December 31, 1999, and the exercise price of the stock options. "In-the-Money" stock options are options for which the exercise price is less than the market price of the underlying stock on a particular date.

Directors Compensation

         Directors who are not employees of the Company are compensated with a fee of approximately $500 for each Board and committee meeting. The Company reimburses all directors for travel and other related expenses incurred in attending stockholder, Board and committee meetings. The Company does not compensate employees for service as a director but does reimburse them for travel and other related expenses.

         During fiscal year 1999, pursuant to the 1994 Stock Option Plan, the Company granted options to purchase 1,000 shares of Class A common stock to Messrs. Eric Protiva, Edgar Protiva, Brian McCann, Anthony Castor, and Fritz Zeck, all directors of the Company. The options were granted on May 10, 1999 at an expense price of $5.16 and vested on November 10, 1999.


Item 11. Security Ownership of Certain Beneficial Owners and the Company

                  The following table shows, as of March 17, 2000, (a) all persons the Company know to be "beneficial owners" of more than five percent of the outstanding common stock of the Company, and (b) the common stock owned beneficially by the Company's directors and named executive officers and all executive officers and directors as a group. Each person has sole voting and sole investment power with respect to the shares shown, except as noted.


                                                                          Shares Beneficially Owned (2)
                                                 ---------------------------------------------------------------------------------
Name of Executive Officer,                                Number                        Percent Ownership                 Total
--------------------------                       --------------------------          ------------------------         ------------
Director or 5% Stockholder                       Class A            Class B          Class A          Class B         Voting Power
--------------------------                       -------            -------          -------          -------         ------------

Brett M. Kingstone(3)....................        335,687            483,264            16.33%             100%               61.53%
Edgar Protiva(4).........................         12,498                  *                *                 *                   *
Eric Protiva(4)..........................         12,498                  *                *                 *                   *
Brian McCann(5)..........................         10,000                  *                *                 *                   *
Anthony Castor III(5)(6).................          9,000                  *                *                 *                   *
Fritz Zeck (5)...........................          6,000                  *                *                 *                   *
Hayward Industries, Inc.(7)..............        353,072                  *            17.17%                *                7.89%
Cooper Lighting, Inc. (8)................        250,369                  *            12.18%                *                5.60%
All executive officers and
  directors as a group (seven
  persons) (9)...........................        385,683            483,264            18.76%              100%              62.65%


* Represents a percentage of beneficial ownership that is less than 1%.

(1) Unless otherwise stated, the address for all persons listed above is Super Vision International, Inc., 8210 Presidents Drive, Orlando, Florida 32809.

(2) "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own the Company common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have or share the power to vote the stock, or to sell it, or if you have the right to acquire it within 60 days. The percent of shares beneficially owned as of March 17, 2000 was calculated based upon 2,539,366 outstanding shares, consisting of 2,056,102 shares of Class A and 483,264 shares of Class B common stock outstanding.

(3) This amount includes 289,187 shares of Class A common stock that may be acquired upon exercise of warrants that were exercisable as of March 17, 2000, or that will become exercisable within 60 days after March 17, 2000. Mr. Kingstone has granted Hayward Industries, Inc. an option to purchase up to 28,918 shares of Class A common stock that may be acquired upon exercise of Mr. Kingstone's warrants to purchase 289,187 shares of Class A common stock. These warrants granted to Hayward will vest only if Mr. Kingstone fully or partially exercises his option to purchase 289,187 shares of Class A common stock. Similarly, Mr. Kingstone has granted Cooper Lighting, Inc. an option to purchase up to 28,918 shares of Class A common stock that may be exercised upon exercise of Mr. Kingstone's warrants to purchase 289,187 shares of Class A common stock. These warrants granted to Cooper will vest only if Mr. Kingstone fully or partially exercises his option to purchase the 289,187 shares of Class A common stock.

(4) This amount includes 1,498 shares of Class A common stock. The balance of 11,000 shares of Class A common stock may be acquired upon the exercise of options granted for serving as a director of the Company that were exercisable as of March 17, 2000, or that will become exercisable within 60 days after March 17, 2000.

(5) All of these shares consist of Class A common stock, and all may be acquired upon the exercise of options granted for serving as a director of the Company that were exercisable as of March 17, 2000, or that will become exercisable within 60 days after March 17, 2000.

(6) This amount does not include shares of Class A common stock beneficially owned by Hayward Industries, Inc. Mr. Castor previously served as the President and Chief Executive Officer of Hayward Industries, Inc.

(7) The address of Hayward Industries, Inc. is 900 Fairmont Avenue, Elizabeth, New Jersey 07207. This amount represents shares of Class A common stock, and also includes 103,592 warrants to purchase Class A common stock that were exercisable as of March 17, 2000, or that will become exercisable within 60 days after March 17, 2000. Included in the 103,592 warrants are 99,792 warrants that have vested based on attainment of minimum purchase commitments as defined in the distributor agreement with Hayward Industries. However, this amount does not include (a) warrants to purchase up to 149,688 shares of Class A common stock at $8.02 per share, subject to the satisfaction of certain contingencies set forth in a distributorship agreement with the Company and (b) up to 28,918 shares that maybe acquired upon exercise of the options owned by Hayward Industries described in footnote (3) above.

(8) The address of Cooper Lighting, Inc. is 400 Busse Road, Elk Grove Village, Illinois 60007-2195. This amount represents shares of Class A common stock, but does not include (a) warrants to purchase up to 250,369 shares of Class A common stock at $8.02 per share, subject to the satisfaction of certain contingencies set forth in a distributorship agreement with the Company and (b) up to 28,918 shares that may be acquired upon exercise of the options owned by Cooper Lighting Inc. described in footnote (3) above.

(9) This amount includes shares that may be acquired upon exercise of options and warrants held by directors and executive officers of the Company that were exercisable as of March 17, 2000, or that will become exercisable within 60 days after March 17, 2000. This amount does not include an aggregate of 20,000 shares that may be acquired upon exercise of options held by executive officers of the Company which are not exercisable during the next 60 days.

Item 12. Certain Relationships and Related Transactions

                  Prior to September 1996, the Company's executive offices and production facilities were located in Orlando, Florida in approximately 17,000 square feet of leased space. Max King Realty, an entity controlled by Mr. Kingstone, owned the building, which housed the Company's executive offices. On September 27, 1996, the Company entered into a lease agreement with Max King Realty for new warehouse and office space. The new space consists of approximately 70,000 square feet that the Company began occupying on August 15, 1997. The lease term expires in June 2012. Rental payments in 1999 amounted to approximately $553,095.

         On September 25, 1996, the Company entered into a Stock Purchase Agreement and a Distributorship Agreement with Hayward Industries, Inc. Under the terms of the Distributorship Agreement, Hayward acts as the exclusive, worldwide distributor for the Company in the pool, spa and hot tub market. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A common stock from the Company, at a price of $8.02 per share. In addition, the Company granted warrants for the purchase of up to 249,480 additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 1999, total vested warrants related to Hayward's achievement of annual minimum purchase commitments were 99,792.

         The Company has granted Hayward rights of first refusal to acquire any securities proposed to be sold by the Company to competitors of Hayward. The Company has granted Hayward certain registration rights with respect to the shares of common stock acquired under the Stock Purchase Agreement and shares issuable upon exercise of the warrants described above under the Securities Act of 1933, as amended. Hayward also has the right to designate one director to the Company's Board of Directors. Hayward exercised this right to designate Anthony T. Castor III in September 1996. Mr. Castor previously served as President and Chief Executive Officer of Hayward Industries, Inc., until October 1997.

         On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc., a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange company trading under the symbol "CBE"), pursuant to which the Company sold to Cooper Lighting, Inc., 250,369 shares of its Class A common stock for a purchase price of $2,000,000. In addition, the Company entered into a Distributorship Agreement with Cooper Lighting Inc. and Cooper Industries (Canada), Inc., another subsidiary of Cooper Industries, Inc., collectively, pursuant to which Cooper Lighting, Inc. and Cooper Canada were granted the exclusive distribution rights in the United States and Canada to the Company's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper Lighting, Inc. and Cooper Industries, (Canada), Inc., have agreed collectively, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,000,000 of the Company's products over the next five years, with the possibility for renewal after such period.

         Cooper Lighting, Inc., was also granted a ten year warrant to purchase an additional 250,369 shares of Class A common stock of the Company at $8.02 per share. Vesting of the warrant is tied to achievement of annual minimum purchase commitments in accordance with the terms of the Distributor Agreement. Cooper Lighting, Inc., was also granted a warrant to purchase an additional 517,950 shares of Class A common stock at fair market value if the number of outstanding shares of Class A common stock of the Company is increased as a result of the exercise of the Company's then-outstanding warrants. The warrant expired in March 1999. Cooper Lighting was granted registration rights with respect to the shares of Class A common stock sold pursuant to the Stock Purchase Agreement and the shares of Class A common stock issuable upon exercise of the warrants. Cooper Lighting also has the right to designate one director to the Company's Board of Directors, and in January 1999, Cooper Lighting appointed Fritz Zeck to the Board of Directors of the Company.



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

              10.6        Stock Purchase Agreement with Hayward Industries,
                           Inc. (2)

              10.7        Warrant Agreement with Brett M. Kingstone (3)

              10.8        Stock Purchase Agreement between Registrant and
                           Cooper Lighting, Inc., dated November 23, 1998, including exhibits (5)

              16          Letter on change in certifying accountant (6)

              21.0        Subsidiaries of the Registrant (7)

              23.1        Consent of Ernst & Young LLP (7)

              27.1        Financial Data Schedule for the Year ended
                           December 31, 1999 (7)


        (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (File No. 33-74742)

        (2) Incorporated by reference from the Company's Form 8-K filed on October 9, 1997 (File No. 0-23590)

        (3) Incorporated by reference from the Company's Form 10-QSB for the quarter ended June 30, 1997 (File No. 0-23590)

        (4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1997 (File No.
              0-23590)

        (5) Incorporated by reference from the Company's Form 10-QSB/A for the quarter ended September 30, 1998 (File No.
              0-23590)

        (6) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1997 (File No. 0-23590)

        (7)   Filed herewith (in electronic format only)

(b) Reports on Form 8-K. The Company did not file any report on Form 8-K during the fourth quarter of 1999.

                        SUPER VISION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants
  - Ernst & Young LLP                                                    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998             F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999 and 1998                                             F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1999 and 1998                                             F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999 and 1998                                             F-6

Notes to Consolidated Financial Statements                               F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Super Vision International, Inc.


We have audited the accompanying consolidated balance sheets of Super Vision International, Inc. and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. and its subsidiary as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                        /s/ Ernst & Young LLP


Orlando, Florida
March 6, 2000

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
                                                                      1999               1998
                                                                  ------------       ------------
                              ASSETS

Current Assets:
  Cash and cash equivalents                                       $  1,172,855       $  2,798,142
  Investments                                                          369,916                 --
  Trade accounts receivable, less allowance for
     doubtful accounts of $133,819 and $142,576 at                   2,039,042            915,570
     December 31, 1999 and 1998, respectively
  Inventories, less reserve of $300,686 and $155,815
      at December 31, 1999 and 1998, respectively                    2,254,533          2,545,684
  Advances to employees                                                  3,081              7,206
  Prepaid expense                                                       14,251            100,809
  Other assets                                                          12,557             27,982
                                                                  ------------       ------------
                  Total current assets                               5,866,235          6,395,393
                                                                  ------------       ------------
Property and Equipment:
  Machinery and equipment                                            1,573,769          1,381,693
  Furniture and fixtures                                               423,466            411,814
  Computers                                                            735,655            378,485
  Vehicles                                                              16,581             16,581
  Leasehold improvements                                               909,246            898,824
  Property held under capital lease                                  3,081,000          3,081,000
                                                                  ------------       ------------
                                                                     6,739,717          6,168,397
  Accumulated depreciation and amortization                         (1,641,034)        (1,054,151)
                                                                  ------------       ------------
                                                                     5,098,683          5,114,246
  Construction in progress                                                  --            259,201
                                                                  ------------       ------------
                  Net property and equipment                         5,098,683          5,373,447
Investments                                                            997,740                 --
Goodwill, less accumulated amortization of $936 at
   December 31, 1999                                                    25,268                 --
Patents and trademarks less amortization of $29,441 and
   $20,151 at December 31, 1999 and 1998, respectively                 113,456            105,774
Other assets                                                           172,273             85,288
                                                                  ------------       ------------
                                                                  $ 12,273,655       $ 11,959,902
                                                                  ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $    922,245       $    338,700
  Accrued compensation and benefits                                     69,104            134,423
  Deposits                                                              30,542              4,451
  Current portion of obligation under capital lease                     46,788             13,283
                                                                  ------------       ------------
                  Total current liabilities                          1,068,679            490,857

Obligation under capital lease                                       3,128,944          3,175,732

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
     Authorized, none issued                                                --                 --
  Class A common stock, $.001 par value, authorized
     16,610,866 shares, 2,054,102 and 2,020,418 issued and
     outstanding at December 31, 1999 and 1998, respectively             2,054              2,020
  Class B common stock, $.001 par value, 3,389,134 shares
     Authorized, 483,264 issued and outstanding at
     December 31, 1999 and 1998, respectively                              483                483
  Additional paid-in capital                                        10,374,565         10,236,139
  Accumulated deficit                                               (2,301,070)        (1,945,329)
                                                                  ------------       ------------
                  Total stockholders' equity                         8,076,032          8,293,313
                                                                  ------------       ------------
                                                                  $ 12,273,655       $ 11,959,902
                                                                  ============       ============

See accompanying notes to consolidated financial statements

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     YEAR ENDED
                                                                   DECEMBER 31,
                                                              1999              1998
                                                          -----------       -----------
Revenues                                                  $ 9,809,260       $ 8,349,559

Cost and Expenses:
  Cost of sales                                             6,327,123         5,369,262
  Selling, general and administrative                       2,978,481         3,623,363
  Research and development                                    544,256           387,042
                                                          -----------       -----------
                   Total costs and expenses                 9,849,860         9,379,667
                                                          -----------       -----------
Operating loss                                                (40,600)       (1,030,108)

Non-operating income (expense):
  Interest income                                             131,283            90,695
  Interest expense                                           (443,930)         (440,216)
  Loss on disposal of assets                                   (2,494)           (3,033)
                                                          -----------       -----------
                   Total non-operating expense               (315,141)         (352,554)
                                                          -----------       -----------

Loss before income taxes                                     (355,741)       (1,382,662)
Income taxes                                                       --          (158,816)
                                                          -----------       -----------
Net loss                                                  $  (355,741)      $(1,541,478)
                                                          ===========       ===========
Loss Per Common Share:

  Basic                                                   $     (0.14)      $     (0.68)
                                                          ===========       ===========

  Diluted                                                 $     (0.14)      $     (0.68)
                                                          ===========       ===========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                COMMON STOCK
                                             -------------------------------------------------
                                                    CLASS A                      CLASS B            ADDITIONAL
                                             ----------------------        -------------------        PAID-IN        ACCUMULATED
                                              SHARES        AMOUNT          SHARES      AMOUNT        CAPITAL          DEFICIT
                                             ---------     --------        -------     -------     ------------     ------------
Balance, January 1, 1998                     1,770,049     $  1,770        483,264     $   483     $  8,201,040     $   (403,851)

  Issuance of common stock warrants                  -            -              -           -          106,777                -

  Sale of common stock, net of
    issuance costs                             250,369          250              -           -        1,928,322                -

Net loss                                             -            -              -           -               -        (1,541,478)
                                             ---------     --------        -------      ------     ------------     ------------

Balance, December 31, 1998                   2,020,418        2,020        483,264         483       10,236,139       (1,945,329)

  Issuance of common stock warrants                  -            -              -           -           (4,377)               -

  Exercise of employee stock options             2,434            3              -           -           10,022                -

  Common stock issued in connection with
    acquisition                                 31,250           31              -           -          132,781                -

Net loss                                             -            -              -           -                -         (355,741)
                                             ---------     --------        -------      ------     ------------     ------------

Balance, December 31, 1999                   2,054,102     $  2,054        483,264      $  483     $ 10,374,565     $ (2,301,070)
                                             =========     ========        =======      ======     ============     ============

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                     1999              1998
                                                                                 -----------       -----------
Cash Flows from Operating Activities:
     Net loss                                                                    $  (355,741)      $(1,541,478)
      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
                 Depreciation                                                        595,998           532,570
                 Net loss on disposal of fixed assets                                  2,494             3,033
                 Amortization of intangible assets and goodwill                       10,225             8,382
                 Increase in inventory reserve                                       144,871           103,770
                 Increase in other assets                                            (64,663)               --
                 Accretion of capital lease obligation                                    --            40,656
                 Deferred income taxes                                                    --           158,816
                 Common stock warrants expense                                            --           106,777
                 Changes in operating assets and liabilities,
                    net of effects of acquisition in 1999:
                         (Increase) decrease in:
                              Accounts receivable, net                            (1,123,472)          585,770
                              Inventory                                              199,609          (506,700)
                              Prepaid expense                                         86,558            (1,998)
                              Other assets and advances to employees                  17,378           (11,781)
                         Increase (decrease) in:
                              Accounts payable                                       583,545          (597,243)
                              Accrued compensation and benefits                      (65,319)           89,198
                              Deposits                                                26,091           (93,388)
                                                                                 -----------       -----------

                        Total adjustments                                            413,315           417,862
                                                                                 -----------       -----------

                        Net cash provided by (used in) operating activities           57,574        (1,123,616)
                                                                                 -----------       -----------
Cash Flows from Investing Activities:
     Purchase of investments                                                      (1,367,656)               --
     Proceeds from the sale of investments                                                --           102,121
     Purchase of property and equipment                                             (283,773)         (564,835)
     Proceeds from disposal of equipment and furniture                                 1,327             3,258
     Acquisition of patents and trademarks                                           (25,124)          (25,503)
                                                                                 -----------       -----------

                        Net cash used in investing activities                     (1,675,226)         (484,959)
                                                                                 -----------       -----------
Cash Flows from Financing Activities:
     Proceeds from short term borrowings                                             404,715           275,000
     Payments on short tern borrowings                                              (404,715)         (275,000)
     Payments on capital lease obligation                                            (13,283)               --
     Cost of issuance of common stock warrants                                        (4,377)          (71,428)
     Proceeds from exercise of employee stock options                                 10,025                --
     Sale of common stock                                                                 --         2,000,000
                                                                                 -----------       -----------

                        Net cash (used in) provided by financing activities           (7,635)        1,928,572
                                                                                 -----------       -----------
Net (Decrease) Increase in Cash and Cash Equivalents                              (1,625,287)          319,997

Cash and Cash Equivalents, beginning of period                                     2,798,142         2,478,145
                                                                                 -----------       -----------

Cash and Cash Equivalents, end of period                                         $ 1,172,855       $ 2,798,142
                                                                                 ===========       ===========
Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
     Interest                                                                    $   432,645       $   378,540
                                                                                 ===========       ===========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       1999          1998
                                                                     --------      --------
Supplemental Disclosure of Cash Flow Information Continued:

Non-Cash Investing Activities:

               Assets acquired through issuance of common stock      $132,812      $     --
                                                                     ========      ========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS - Super Vision International, Inc. (the "Company") is engaged in the design, manufacture and marketing of SIDE-GLOW(R) and END GLOW(R) fiber optic lighting cables, light sources and "point-to-point" fiber optic signs and displays. The Company's products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

         BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly-owned subsidiary Oasis Waterfalls, LLC. (collectively "the Company"). All significant inter-company balances and transactions have been eliminated.

         REVENUE RECOGNITION - Generally, the Company recognizes revenue for its products upon delivery to customers, provided no significant obligation remain and collection is probable.

         CASH EQUIVALENTS - Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

         INVESTMENTS - Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. There were no material unrealized gains or losses on securities at December 31, 1999 or 1998.

         At December 31, 1999 investments were comprised of U.S. Corporate Securities and equity securities of approximately $1,021,000 and $371,000 respectively. The investment in U.S. Corporate Securities matures in 2001.

         INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method), or market. Provision is made for any inventory deemed excessive or obsolete.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

         INTANGIBLE ASSETS AND GOODWILL - Intangible assets, which are recorded at cost, consist of patents and trademarks which are owned by the Company and are being amortized over their contractual lives using the straight-line method. Goodwill represents the excess cost of the acquired business over the fair value of net assets acquired (see Note 3 to Consolidated Financial Statements) and is being amortized on a straight line basis over 7 years. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         LONG-LIVED ASSETS - The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

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

         RECLASSIFICATIONS - Certain prior years' amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

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

         ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         EARNINGS PER SHARE - Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dillutive common shares are considered antidilutive and thus are excluded from the calculation.

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

         BUSINESS SEGMENTS - Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE - In February 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed for Internal Use (SOP 98-1). SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when these costs should be capitalized. The adoption of this pronouncement did not materially impact the Company's results of operations for the year ended December 31, 1999.

         SFAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS ON HEDGING ACTIVITIES" - SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on operating results or the financial position of the Company.

2.       INVENTORIES:

         Inventories consist of the following:


                                                                    December 31,
                                                             1999                  1998
                                                         ------------         ------------
         Raw materials                                   $  1,770,519         $  1,562,670
         Work in process                                      105,428               65,107
         Finished goods                                       679,272            1,073,722
                                                         ------------         ------------
                                                            2,555,219            2,701,499
         Less: Reserve for inventories                       (300,686)            (155,815)
                                                         ------------         ------------
                         Net inventories                 $  2,254,533         $  2,545,684
                                                         ============         ============

3.       ACQUISITIONS:
         On October 18, 1999 the Company entered into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.001 per share. The assets acquired include inventory, tooling machinery and certain intangible assets relating to tooling and intellectual property rights. In addition the Company recorded approximately $26,000 in goodwill.

         Proforma consolidated results of operations were not prepared as if the acquisition had occurred at the beginning of fiscal year 1999 since the acquisition was not significant. The acquisition has been accounted for under the purchase method of accounting with assets acquired recorded at fair market value as of the effective acquisition date, and the operating results of the acquired business included in the Company's consolidated financial statements from that date. The excess of the purchase price over the fair value of the net assets acquired (goodwill) aggregated approximately $26,000, and is being amortized on a straight-line basis over 7 years.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

4.       CAPITAL LEASE OBLIGATION:

         The Company leases its operating facility from a corporation owned by the Company's chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:


                    Office/Warehouse building               $  3,081,000
                    Less accumulated amortization               (513,500)
                                                            ------------
                                                            $  2,567,500
                                                            ============

         At December 31, 1999, future minimum lease payments for the capital lease are as follows:


         Year ending December 31:
                    2000                                                        $     581,520
                    2001                                                              598,481
                    2002                                                              610,596
                    2003                                                              620,664
                    2003                                                              641,127
                    2004 and thereafter                                             5,271,591
                                                                                -------------
                    Minimum lease payments                                          8,323,979
                    Less amount representing interest
                         and executory costs                                       (5,148,247)
                                                                                -------------
                    Present value of net minimum lease
                         payments under capital lease                           $   3,175,732
                                                                                =============

         Deposits paid under this lease agreement totaled $58,167 at December 31, 1999 and 1998. The Company's lease payments, including interest and executory costs were approximately $553,000 and $472,000 in 1999 and 1998, respectively.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

5.       FINANCIAL INSTRUMENTS AND CREDIT RISKS:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and investments. The Company places its cash, cash equivalents and investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash, cash equivalents and investments in money market funds, and debt securities with a major brokerage firm. These funds are uninsured. The total amount invested in money market funds at December 31, 1999 and 1998 was $820,047 and $2,690,750 respectively. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

6.       INCOME TAXES:

         The provision for income taxes for the years ended December 31, 1999 and 1998 are as follows:


                                                                1999            1998
                                                            -----------      ----------
                   Current:
                     Federal                                $         -      $        -
                     State                                            -               -
                                                            -----------      ----------
                        Total                                                         -


                   Deferred:
                     Federal                                          -         135,603
                     State                                            -          23,213
                                                            -----------      ----------

                        Total                                         -         158,816
                                                            -----------      ----------

                                                            $         -      $  158,816
                                                            ===========      ==========

         As of December 31, 1999, the Company had approximately $1,795,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2019.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

6.       INCOME TAXES (CONTINUED):

         Components of deferred tax assets (liabilities) are as follows:


                                                                 December 31,
                                                             1999            1998
                                                          ---------       ---------
                   Accounts receivable                    $  50,356       $  55,218

                   Inventories                              161,294         101,739
                   Accrued expenses                          20,701          27,179
                   Depreciation                             (79,330)       (103,029)
                   Stock warrants                            40,181          40,181
                   Other                                      7,423           7,156
                   Tax credits                               11,157          11,157
                   Net operating loss carry forwards        675,519         621,659
                                                          ---------       ---------
                                                            887,301         761,260
                   Valuation allowance                     (887,301)       (761,260)
                                                          ---------       ---------

                                                          $       -       $       -
                                                          =========       =========

         In accordance with SFAS No. 109, "Accounting for Income Taxes", valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $ 887,298 at December 31, 1999.

         The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 1999 and 1998:


                                                                     1999                            1998
                                                          ------------------------        ------------------------
                                                            Amount             %            Amount             %
                                                          ---------         ------        ---------         ------
                   Tax expense (benefit) computed at
                   statutory federal rate                 $(120,952)        (34.00)%      $(470,105)        (34.00)%


                   State taxes (benefits)                   (12,158)         (3.42)         (49,505)         (3.58)

                   Change in valuation allowance            126,041          35.43          677,631          49.01

                   Non-deductible expenses                    7,069           1.99              795            .06

                   Other, net                                    --                              --             --
                                                          ---------         ------        ---------         ------
                   Income tax expense                     $      --             --        $ 158,816          11.49%
                                                          =========         ======        =========         ======

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

7.       CAPITAL STOCK:

         CLASS A COMMON STOCK - At December 31, 1999 the Company has reserved Class A Common Stock for issuance in relation to the following:


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

         STOCK WARRANTS AND UNIT PURCHASE OPTIONS - The Company had warrants and unit purchase options to purchase shares of Class A Common Stock and Units as originally offered in the Company's initial public offering in March, 1994. The Class A Warrants for 1,639,500 had an exercise price of $7.50 and the Class B Warrants had an exercise price of $10.50, both expired as of March 29, 1999. No warrants were exercised in the year ended December 31, 1999.

         The Unit Purchase Option had an exercise price of $7.50 per Unit, and expired March 22, 1999. The options were not exercised. The Unit Purchase Option was held by the Underwriter of the Company's initial public offering or the Underwriter's designees as defined in the initial offering. The units consisted of a share of Class A Common Stock, a Class A Warrant and a Class B Warrant.

         In addition, the Company has 789,036 warrants outstanding in connection with the capital transactions described below.

         The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock to the Chairman and Chief Executive Officer of the Company, Brett Kingstone. The warrant was granted on March 31, 1997, and expires March 31, 2007. Mr. Kingstone has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Cooper Lighting, Inc. ("Cooper"). Mr. Kingstone has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Hayward Industries, Inc. ("Hayward").

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

7.       CAPITAL STOCK (CONTINUED):

         CAPITAL STOCK TRANSACTIONS - On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE") pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. The Company incurred issuance costs associated with this transaction of $71,368 in 1998 and $4,377 in 1999. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada to the Company's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper and Cooper Canada have collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five year period, renewable after such period. Cooper was also granted a ten year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Company at $8.02 per share. The warrant expires November 23, 2008. Vesting of these warrants is tied to achievement of annual minimum purchase commitments as defined in the Distributorship Agreement. Additionally, the Company issued 517,950 warrants to Cooper to purchase shares of Class A Common Stock at fair market value if the number of outstanding shares of Class A Common Stock of the Company is increased as a result of the exercise of the Company's currently outstanding warrants (the "Warrants"). The warrant for 517,950 shares expired on March 29, 1999. Cooper also has the right to designate one director to the Company's Board of Directors.

         The Company had sales to Cooper and Cooper Canada in the amount of $2,327,392 and $274,603 respectively during 1999. Trade accounts receivable from Cooper and Cooper Canada amounted to $350,563 and $202,166 respectively as of December 31, 1999. The Company had no sales to Cooper during 1998, and no receivables from Cooper as of December 31, 1998.

         On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 1999, total vested warrants in relation to Hayward's achievement of annual minimum purchase commitments is 99,792. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to ensure that Hayward's ownership of the Company does not fall below 10% of the Company's publicly traded shares. These warrants expired in May 1999. As of December 31, 1999, 28,837 warrants were exercisable as defined in the Stock Purchase Agreement.

         The Company had sales of $1,858,884 and $1,727,689 to Hayward during 1999 and 1998, respectively. Trade accounts receivable includes $444,908 and $195,534 due from Hayward at December 31, 1999 and 1998, respectively.

         The weighted average grant fair value of warrants issued during the year ended December 31, 1998 was $3.16.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

7.       CAPITAL STOCK (CONTINUED):

         ESCROWED SHARES - In connection with the Company's initial public offering, certain stockholders agreed to place an aggregate of 2,891,870 shares of their Class B Common Stock and 26,130 shares of Class A Common Stock into escrow. The escrowed shares would be transferred to the Company for no consideration if future earnings thresholds or stock bid price levels were not achieved. In the event the Company attained any of the earnings thresholds or stock bid prices for the release of escrowed shares to such stockholders, the Company would recognize compensation expense at such time based on the fair market value of the shares released to directors and employees. During 1997, 2,891,870 shares of Class B Common Stock held in escrow were voluntarily retired and returned to the Company treasury. Until March 29, 1999, 26,130 shares of Class A Common Stock were held in escrow. These shares were returned to the Company and retired in 1999.

8.       STOCK OPTION PLAN:

         The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

         The following table summarizes activity of the stock option plan for the years ended December 31, 1999 and 1998:


                                                                   OPTIONS            NUMBER OF      WEIGHTED
                                                               AVAILABLE FOR           SHARES        AVERAGE
                                                                FUTURE GRANT        UNDER OPTION   OPTION PRICE
                                                               -------------        ------------   ------------
                   Balance, January 1, 1998                         22,702             272,095

                     Options authorized                            100,000                   -              -
                     Options granted                               (49,200)             49,200        $  4.44
                     Options cancelled                              36,866             (36,866)       $  7.10
                                                                  --------            --------

                   Balance, December 31, 1998                      110,368             284,429

                     Options granted                              (111,500)            111,500        $  4.58
                     Options exercised                                   -              (2,434)       $  4.15
                     Options cancelled                             105,116            (105,116)       $  7.15
                                                                  --------            --------

                   Balance, December 31, 1999                      103,984             288,379
                                                                  ========            ========

         The weighted average fair value of options granted during 1999 and 1998 was $1.69 and $1.62 per option, respectively. At December 31, 1999, the 288,379 options outstanding under the plan are summarized in the following table:


                                                                 Weighted             Weighted
                         Option            Range of               Average             Average
                         Shares         Exercise Prices       Exercise Price       Remaining Life
                         ------         ---------------       --------------       --------------
                         98,600          $3.00 - $4.50             $4.24               8.80
                         96,525          $4.51 - $6.75             $5.73               7.16
                         93,254          $6.76 - $9.25             $8.24               6.51

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

8.       STOCK OPTION PLAN (CONTINUED):

         Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 1999, 175,262 options were vested and exercisable. These options are summarized below:


                                                                 Weighted             Weighted
                         Option            Range of               Average             Average
                         Shares         Exercise Prices       Exercise Price       Remaining Life
                         ------         ---------------       --------------       --------------
                         35,716          $3.00 - $4.50             $4.20                 8.71
                         66,492          $4.51 - $6.75             $5.85                 7.46
                         73,054          $6.76 - $9.25             $8.15                 7.04

         The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been increased to the proforma amounts shown below:


                                                                 1999              1998
                                                              ----------      ------------
                  Net  loss:
                    As reported                               $(355,741)      $(1,541,478)
                    Proforma loss                             $(548,437)      $(1,738,773)

                  Basic EPS:
                    As reported                               $   (0.14)      $     (0.68)
                    Proforma loss                             $   (0.22)      $     (0.77)

                  Diluted EPS:
                    As reported                               $   (0.14)      $     (0.68)
                    Proforma loss                             $   (0.22)      $     (0.77)

         These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 35% based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

9.       SIGNIFICANT CUSTOMERS/EXPORT SALES:

         Sales to foreign markets and significant customers as a percentage of the Company's total revenues were as follows:


                                                       1999              1998
                                                       ----              ----
                 Foreign markets                        26%               26%

                 Significant customers                  45%               21%

10.      LOSS  PER SHARE:

         The following table sets for the computation of basic and diluted earnings per share:


                                                          1999               1998
                                                     ------------      --------------
         Numerator:
         Net  loss (numerator for basic and
            Diluted loss per share)                  $  (355,741)      $  (1,541,478)
                                                     ===========       =============
         Denominator:
         Denominator for basic loss  per share
            -weighted average shares                   2,504,583           2,253,249

         Effect of dilutive securities:
            Options                                           --                  --
            Warrants                                          --                  --
                                                     -----------       -------------

            Dilutive potential shares                         --                  --
                                                     -----------       -------------

         Denominator for diluted loss per share
            -adjusted weighted average shares          2,504,583           2,253,249
                                                     ===========       =============

         Basic loss  per share                       $     (0.14)      $        (.68)
                                                     ===========       =============

         Diluted loss  per share                     $     (0.14)      $        (.68)
                                                     ===========       =============

         The employee stock options and certain warrants issued to Hayward (see Notes 7 and 8) are not included in the computation of loss per share for 1999 because the related shares are contingently issuable or to do so would have been anti-dilutive. The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward and the escrowed shares (see Notes 7 and 8) are not included in the computation of loss per share for 1998 because the related shares are contingently issuable or to do so would have been anti-dilutive.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 1999

11.      BENEFIT PLANS:

         The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to
         Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50%, of the participants' contributions, to a maximum of 3% of the participants' salary, totaling $29,874 and $28,717 for 1999 and 1998, respectively.

         The Company has established a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees were $33,049 and $20,026 for 1999 and 1998, respectively.

12.      ADVERTISING COSTS:

         The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses included in selling, general and administrative expenses were approximately $193,300 and $411,200 for the years ended December 31, 1999 and 1998, respectively.

13.      LINE OF CREDIT:

         The Company had available a one million dollar bank line of credit. Amounts outstanding under the line were due on demand with interest payable monthly at the prime rate. Certain securities served as collateral for this line of credit. As of July 15, 1999, the bank line of credit was closed. There were no outstanding balances as of December 31, 1999 and 1998, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUPER VISION INTERNATIONAL, INC.
Date: March 29, 2000                         By: /s/ Brett M. Kingstone
                                                 ------------------------------
                                                 Brett M. Kingstone - Chairman,
                                                 Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Brett M. Kingstone                                  March 29, 2000 ---
-----------------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, Chief
Executive Officer
(Principal Executive Officer)


/s/ Larry J. Calise                                     March 29, 2000 ---
-----------------------------------------
Larry J. Calise - Chief Financial Officer
(Principal Financial and Accounting
Officer)


/s/  Edgar Protiva                                      March 29, 2000 ---
-----------------------------------------
Edgar Protiva - Director


/s/ Eric Protiva                                        March 29, 2000 ---
-----------------------------------------
Eric Protiva - Director


/s/ Brian McCann                                        March 29, 2000 ---
-----------------------------------------
Brian McCann - Director


/s/ Anthony Castor                                      March 29, 2000 ---
-----------------------------------------
Anthony Castor - Director


/s/ Fritz Zeck                                          March 29, 2000 ---
-----------------------------------------
Fritz Zeck - Director

                                  EXHIBIT INDEX

21.0     Subsidiaries of the Registrant

23.1     Consent of Ernst & Young LLP

27.1     Financial Data Schedule for year ended December 31, 1999
         (in electronic format only)