Form 10QSB
period 2000-03-31
SUPER VISION INTERNATIONAL INC
filed 2000-05-04
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

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

                     Yes [X]                      No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                                Outstanding at May 1, 2000:
-------------------------------------                ---------------------------
Class A Common Stock, $.001 par value                      2,059,302 shares
Class B Common Stock, $.001 par value                       483,264 shares

                  Transitional Small Business Disclosure Format
                     Yes [ ]                      No [X]

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION                                                                         Page
        Item 1. Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                   and December 31, 1999                                                                1

                Condensed Consolidated Statements of Operations for the Three Months
                   Ended March 31, 2000 and 1999 (unaudited)                                            2

                Condensed Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2000 and 1999 (unaudited)                                            3

                Notes to Condensed Consolidated Financial Statements (unaudited)                        4


        Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 8

PART II. OTHER INFORMATION

        Item 5. Other Information                                                                      10

        Item 6. Exhibits and Reports on Form 8-K                                                       10

SIGNATURES                                                                                             11

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             (Unaudited)
                                                                              March 31,        December 31,
                                                                                 2000              1999
                                                                            ------------       ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                              $  1,267,628       $  1,172,855
     Investments                                                                 375,940            369,916
     Trade accounts receivable, less allowance for
        doubtful accounts of $141,731 at March 31, 2000 and $133,819
        at December 31, 1999                                                   1,853,944          2,039,042
     Inventories less reserve of $257,948 at March 31, 2000 and
        $300,686 at December 31, 1999                                          2,026,864          2,254,533
     Advances to employees                                                         4,136              3,081
     Prepaid expense                                                             111,446             14,251
     Other assets                                                                 12,557             12,557
                                                                            ------------       ------------
           Total current assets                                                5,652,515          5,866,235
                                                                            ------------       ------------

Property and Equipment                                                         6,774,972          6,739,717
     Accumulated depreciation and amortization                                (1,808,480)        (1,641,034)
                                                                            ------------       ------------
                                                                               4,966,492          5,098,683
     Construction in progress                                                      1,378                 --
                                                                            ------------       ------------
           Net property and equipment                                          4,967,870          5,098,683
Investments                                                                      996,940            997,740
Goodwill, less accumulated amortization of $1,872 at March 31, 2000
    and $936 at December 31, 1999                                                 24,332             25,268
Patents and trademarks, less amortization of $31,378 at March 31, 2000
    and $29,441 at December 31, 1999                                             113,547            113,456
Other Assets                                                                     172,274            172,273
                                                                            ------------       ------------
                                                                            $ 11,927,478       $ 12,273,655
                                                                            ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                       $    657,393       $    922,245
     Accrued compensation and benefits                                             6,325             69,104
     Deposits                                                                     13,063             30,542
     Current portion of obligation under capital lease                            48,433             46,788
                                                                            ------------       ------------
           Total current liabilities                                             725,214          1,068,679

Obligation Under Capital Lease                                                 3,116,201          3,128,944

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        Authorized, none issued                                                       --                 --
     Class A common stock, $.001 par value, authorized
        16,610,866 shares, 2,059,202 and 2,054,102 issued
        and outstanding, respectively                                              2,060              2,054
     Class B common stock, $.001 par value, authorized
        3,389,134 shares, 483,264 issued and outstanding                             483                483
     Additional paid-in-capital                                               10,399,251         10,374,565
     Accumulated deficit                                                      (2,315,731)        (2,301,070)
                                                                            ------------       ------------
           Total stockholders' equity                                          8,086,063          8,076,032
                                                                            ------------       ------------
                                                                            $ 11,927,478       $ 12,273,655
                                                                            ============       ============


See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                                  Three Months
                                                                Ended March 31,
                                                             2000              1999
                                                         -----------       -----------
Revenues                                                 $ 2,527,281       $ 2,328,248

Cost and Expenses:
     Cost of sales                                         1,794,821         1,450,772
     Selling, general and administrative                     594,833           627,721
     Research and development                                100,457           144,223
                                                         -----------       -----------
               Total costs and expenses                    2,490,111         2,222,716

Operating Income                                              37,170           105,532

Non-Operating Income (Expense):
     Interest income                                          42,987            36,398
     Interest expense                                       (110,318)         (111,087)
     Other Income                                             15,500                --
                                                         -----------       -----------
               Total non-operating income (expense)          (51,831)          (74,689)
                                                         -----------       -----------

Income (Loss) Before Income Taxes                            (14,661)           30,843

Income Tax Expense                                                --                --
                                                         -----------       -----------

Net Income (Loss)                                        $   (14,661)      $    30,843
                                                         ===========       ===========

Net Income (Loss) Per Common Share:

     Basic                                               $     (0.01)      $      0.01
                                                         ===========       ===========

     Diluted                                             $     (0.01)      $      0.01
                                                         ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                    2000               1999
                                                                                 -----------       -----------
Cash Flows from Operating Activities:
     Net income (loss)                                                           $   (14,661)      $    30,843

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                 Depreciation                                                        170,319           146,728
                 Accretion of capital lease obligation                                    --             6,623
                 Decrease in inventory reserve                                       (42,738)               --
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Trade accounts receivable, net                         185,098          (488,072)
                              Inventories                                            270,407          (371,080)
                              Prepaid expense                                        (97,195)          (13,614)
                              Other assets                                            (1,056)
                         Increase (decrease) in:
                              Accounts payable                                      (264,852)          964,616
                              Accrued compensation and benefits                      (62,779)          (58,969)
                              Deposits                                               (17,479)           83,312
                                                                                 -----------       -----------
                                  Total adjustments                                  139,725           269,544
                                                                                 -----------       -----------
                                  Net cash provided by operating activities          125,064           300,387

Cash Flows from Investing Activities:
     Purchase of property and equipment                                              (35,255)         (140,273)
     Purchase of investments                                                          (5,224)               --
     Acquisition of patents and trademarks                                            (2,028)             (759)
     Deposits on equipment                                                            (1,378)           46,193
                                                                                 -----------       -----------
                                  Net cash used in investing activities              (43,885)          (94,839)

Cash Flows from Financing Activities:
     Cost on issuance of common stock                                                    (10)           19,822
     Payments on capital lease obligation                                            (11,098)               --
     Proceeds from exercise of employee stock options                                 24,702             1,113
                                                                                 -----------       -----------
                                  Net cash provided by financing activities           13,594            20,935
                                                                                 -----------       -----------

Net Increase in Cash and Cash Equivalents                                             94,773           226,483

Cash and Cash Equivalents, beginning of period                                     1,172,855         2,798,142
                                                                                 -----------       -----------

Cash and Cash Equivalents, end of period                                         $ 1,267,628       $ 3,024,625
                                                                                 ===========       ===========


See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly-owned subsidiary Oasis Waterfalls, LLC. (Collectively the "Company"). All significant inter-company balances and transactions have been eliminated.

         On October 18, 1999 Super Vision International, Inc. entered into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.001 per share. The assets acquired include inventory, tooling, machinery and certain intangible assets relating to tooling and intellectual property rights. In addition, the Company recorded approximately $26,000 in goodwill.

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

         In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

         The condensed consolidated financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated March 29, 2000, filed with the Securities and Exchange Commission.

         BUSINESS

         The Company is engaged in the design, manufacture and marketing of SIDE-GLOW(R) and END GLOW(R) fiber optic lighting cables, light sources, waterfalls and "point-to-point" fiber optic signs and displays. The Company's products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         RESEARCH AND DEVELOPMENT

         Research and development costs to develop new products are charged to expense as incurred.

         ADVERTISING

         Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place.

         RECLASSIFICATIONS

         Certain prior years amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

         CASH EQUIVALENTS

         Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

         INVESTMENTS

         Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. There were no material unrealized gains or losses on securities at March 31, 2000 or 1999.

         At March 31, 2000 investments were comprised of U.S. Corporate Securities and equity securities of approximately $997,000 and $376,000 respectively. The investment in U.S. Corporate Securities matures in 2001.

2.       INVENTORIES:

         Inventories at March 31, 2000 and December 31, 1999 consisted of the following components:


                                                          (UNAUDITED)
                                                            MARCH 31,       DECEMBER 31,
                                                              2000             1999
                                                          -----------       -----------
                  Raw materials                           $ 1,632,758       $ 1,770,519
                  Work in progress                                152           105,428
                  Finished goods                              651,902           679,272
                                                          -----------       -----------
                                                            2,284,812         2,555,219
                  Less: Reserve for excess inventory         (257,948)         (300,686)
                                                          -----------       -----------
                                                          $ 2,026,864       $ 2,254,533
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

         Assets recorded under capital lease and included in property and equipment are as follows:

                    Office/Warehouse building               $3,081,000
                    Less accumulated amortization             (564,851)
                                                            ----------
                                                            $2,516,149
                                                            ==========

         Future minimum annual lease payments for remainder of and years subsequent to March 31, 2000 in the aggregate are as follows:


                    2000                                                                        $   436,140
                    2001                                                                            598,481
                    2002                                                                            610,596
                    2003                                                                            620,664
                    2004                                                                            641,127
                    2005 and thereafter                                                           5,271,591
                                                                                                -----------
                    Minimum lease payments                                                        8,178,599
                    Less amount representing interest and executory costs                        (5,013,965)
                                                                                                -----------

                    Present value of net minimum lease payments under capital lease             $ 3,164,634
                                                                                                ===========

         Deposits paid under this lease agreement totaled $58,167 at March 31, 2000.

4.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the three-month period ended March 31, 2000:


                                                        OPTIONS                 NUMBER                 OPTION
                                                     AVAILABLE FOR                OF                    PRICE
                                                     FUTURE GRANT               SHARES                PER SHARE
                                                     -------------             -------              -------------
         Balance, January 1, 2000                       103,984                288,279              $3.00 - $9.31

                       Options granted                  (53,200)                53,200              $5.16 - $9.31
                       Options exercised                     --                 (5,000)             $3.81 - $7.82
                       Options cancelled                 29,083                (29,083)             $3.81 - $7.65
                                                        -------                -------

         Balance, March 31, 2000                         79,867                307,396
                                                        =======                =======

         Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of March 31, 2000, 182,081 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

5.       EARNINGS (LOSS) PER SHARE:

         The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share."


                                                                  FOR THE THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    2000             1999
                                                                -----------       ----------
         Numerator:
         Net income (loss) (numerator for basic and
            diluted earnings (loss) per share)                  $   (14,661)      $   30,843
         Denominator:
         Denominator for basic earnings (loss) per share
            -weighted average shares                              2,564,644        2,477,609

         Effect of dilutive securities:
            Options                                                      --            9,020
            Warrants                                                     --            5,654
                                                                -----------       ----------
            Dilutive potential shares                                    --           14,674
         Denominator for diluted earnings (loss) per share
            -adjusted weighted average shares                     2,564,644        2,492,283
                                                                ===========       ==========

         Basic earnings (loss) per share                        $     (0.01)      $     0.01
                                                                ===========       ==========

         Diluted earnings (loss) per share                      $     (0.01)      $     0.01
                                                                ===========       ==========

         Certain warrants are not included in the computation of earnings (loss) per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements, within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995,as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "plan", "believe", "estimate", "anticipate", "continue", "predict", "forecast", "intend", "potential", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company's fiber optic technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange Commission filings. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.



Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ended March 31, 2000 were approximately $2,527,000 as compared to approximately $2,328,000 for the three months ended March 31, 1999 an increase of approximately $199,000 or 9%. The increase was primarily the result of growth in the pool and spa market, up approximately $603,000 or 115% from the prior year revenues due to the Company's exclusive marketing and sales partner in the pool and spa market, Hayward Pool Products, Inc. Increased revenues in the pool and spa market were principally offset by declines in the architectural and international markets of approximately $404,000 and $126,000 respectively. Oasis Waterfalls, LLC, contributed approximately $85,000 in revenue for the quarter ended March 31, 2000.

Gross margin for the quarter ended March 31, 2000 was approximately $732,000 or 29% as compared to approximately $877,000 or 38% for the three months ended March 31, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The decline in gross margin from the first quarter of 1999 was primarily due to a higher mix of light source product sales during the three months ended March 31, 2000, which typically generate lower gross margin, as compared to other products offered by the Company.

Selling, general and administrative expenses were approximately $595,000 during the three months ended March 31, 2000 as compared to approximately $628,000 for the same period ended 1999, a decrease of approximately $33,000 or 5%. The decrease was principally due to lower selling and marketing costs in the architectural lighting market of approximately $102,000, offset by higher selling costs of approximately $36,000 related to the Company's participation in a major trade show for the international market as well as increased legal fees of approximately $35,000. The reduced selling expense in the architectural market was the direct result of selling through the Company's marketing partner, Cooper Lighting Inc., a division of Cooper Industries, Inc. during the first quarter of 2000 as opposed to the expense of an in-house sales and marketing support staff incurred during the first three months of 1999. Under the Company's distribution agreement with Cooper Lighting Inc., responsibility for all costs of selling and marketing the Company's architectural products in the exclusive markets throughout the United States and Canada was assumed by Cooper Lighting Inc.

Research and development costs were approximately $100,000 during the three months ended March 31, 2000 as compared to approximately $144,000 during the same period in 1999, a decrease of 31%. The decrease was primarily due to the cancellation of three product development efforts in mid 1999 that are no longer in process.

Interest expense of approximately $110,000 for the quarter ended March 31, 2000 as compared to approximately $111,000 for the same period last year relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended March 31, 2000 and 1999 respectively.

The net loss for the three months ended March 31, 2000 was approximately $(15,000) or $(0.01) per basic and diluted common share, as compared to net income of approximately $31,000, or $0.01 per basic and diluted common share, for the quarter ended March 31, 1999. The decrease is primarily due to lower margin sales partly offset by reduced operating expenses.



Liquidity and Capital Resources

At March 31, 2000 the Company had working capital of approximately of $4,927,000.

Net cash provided by operations amounted to approximately $125,000 for the quarter ended March 31, 2000 as compared to approximately $300,000 for the first quarter of 1999. The most significant sources of cash were generated by the reductions in inventories and trade accounts receivable. Inventories decreased by approximately $270,000 during the first quarter of 2000 primarily due to the increase in sales, trade accounts receivable was reduced by approximately $185,000 mainly through an increase in cash collections. The most significant use of cash was the decrease in accounts payable of approximately $265,000 due to the timing of supplier payments. Net cash used in investing activities for the quarter ended March 31, 2000 amounted to approximately $44,000. The purchase of computer equipment (approximately $17,000) and office furniture (approximately $8,000) primarily accounted for the use of cash in investing activities. Net cash provided by financing activities for the three months ended March 31, 2000 amounted to approximately $14,000. Proceeds in the amount of approximately $25,000 from the exercise of employee stock options were offset by payments of approximately $11,000 on the capital lease obligation related to the Company's facility.

                                    PART II

Item 5.  Other Information

         The Annual Meeting of Stockholders for the fiscal year ended December 31, 1999 will be held on June 20, 2000 at the principal executive offices of the Company, 8210 Presidents Drive, Orlando, Florida 32809.





Item 6.  Exhibits and Reports on Form 8-K

         (a)      10.9     Amendment to Stock Purchase Agreement with Hayward
                           Industries, Inc.

         (b)      27       Financial data schedule

         (c) Reports on Form 8-K. The Company did not file any report on Form 8-K during the first quarter of 2000.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.





SUPER VISION INTERNATIONAL, INC.







By: /s/ Brett M. Kingstone                                  Date: May 4, 2000
    -------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)





By: /s/ Larry J. Calise                                     Date: May 4, 2000
    -------------------------------------------
    Larry J. Calise, Chief Financial Officer
    (Principal Financial and Accounting Officer)