Form 10QSB
period 2000-06-30
SUPER VISION INTERNATIONAL INC
filed 2000-08-11
CIK 917523

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

            Class                                Outstanding at August 10, 2000:
Class A Common Stock, $.001
  par value                                              2,062,702 shares
Class B Common Stock, $.001
  par value                                                483,264 shares

                  Transitional Small Business Disclosure Format
                         Yes [ ]              No [X]

                             SUPER VISION INTERNATIONAL, INC.

                                INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION                                                                  Page
         Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited)          1
                     and December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three and
                     Six Months Ended June 30, 2000 and 1999 (unaudited)                         2

                  Condensed Consolidated Statements of Cash Flows for the Six Months
                     Ended June 30, 2000 and 1999 (unaudited)                                    3

                  Notes to Condensed Consolidated Financial Statements (unaudited)               4

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                      10

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters To A Vote of Security Holders                           13

         Item 6.  Exhibits and Reports on Form 8-K                                              13

SIGNATURES                                                                                      14

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                 June 30,          December 31,
                                                                                   2000                1999
                                                                               ------------       ------------
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                   $  1,239,148       $  1,172,855
   Investments                                                                      381,206            369,916
   Trade accounts receivable, less allowance for
      doubtful accounts of $129,808 at June 30, 2000 and $133,819 at
      December 31, 1999                                                           1,677,973          2,039,042
   Inventories, less reserve of $382,948 at June 30, 2000 and $300,686 at
      December 31, 1999                                                           2,244,184          2,254,533
   Advances to employees                                                              2,182              3,081
   Prepaid expense                                                                   95,895             14,251
   Other assets                                                                      12,557             12,557
                                                                               ------------       ------------
          Total current assets                                                    5,653,145          5,866,235
                                                                               ------------       ------------

Property and Equipment                                                            6,820,584          6,739,717
   Accumulated depreciation and amortization                                     (1,984,365)        (1,641,034)
                                                                               ------------       ------------
          Net property and equipment                                              4,836,219          5,098,683

Investments                                                                         995,710            997,740
Goodwill, less accumulated amortization of $2,808 at June 30, 2000 and
    $936 at December 31, 1999                                                        23,396             25,268
Patents and trademarks, less amortization of $34,180 at June 30, 2000
    and $29,441 at December 31, 1999                                                110,745            113,456
Other Assets                                                                        142,701            172,273
                                                                               ------------       ------------
                                                                               $ 11,761,916       $ 12,273,655
                                                                               ============       ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                            $    657,246       $    922,245
   Accrued compensation and benefits                                                 57,750             69,104
   Deposits                                                                          24,778             30,542
   Current portion of obligation under capital lease                                 52,160             46,788
                                                                               ------------       ------------
          Total current liabilities                                                 791,934          1,068,679

Obligation Under Capital Lease                                                    3,100,986          3,128,944

Stockholders' Equity:
   Preferred stock, $.001 par value, 5,000,000 shares
      Authorized, none issued                                                            --                 --
   Class A common stock, $.001 par value, authorized
      16,610,866 shares, 2,060,902 and 2,054,102 issued
      and outstanding, respectively                                                   2,061              2,054
   Class B common stock, $.001 par value, authorized
      3,389,134 shares, 483,264 issued and outstanding                                  483                483
   Additional paid-in-capital                                                    10,432,554         10,374,565
   Accumulated deficit                                                           (2,566,102)        (2,301,070)
                                                                               ------------       ------------
          Total stockholders' equity                                              7,868,996          8,076,032
                                                                               ------------       ------------
                                                                               $ 11,761,916       $ 12,273,655
                                                                               ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                           Three Months                          Six Months
                                                           Ended June 30,                      Ended June 30,
                                                      2000              1999              2000               1999
                                                  -----------       -----------       -----------       -----------
Revenues                                          $ 2,750,200       $ 2,340,872       $ 5,277,481       $ 4,669,120

Cost and Expenses:
     Cost of sales                                  2,002,411         1,641,857         3,797,232         3,092,629
     Selling, general and administrative              851,996           836,479         1,446,829         1,464,200
     Research and development                         108,249           150,216           208,706           294,439
                                                  -----------       -----------       -----------       -----------
               Total costs and expenses             2,962,656         2,628,552         5,452,767         4,851,268

Operating Loss                                       (212,456)         (287,680)         (175,286)         (182,148)

Non-Operating Income (Expense):
     Interest income                                   42,765            31,147            85,752            67,545
     Interest expense                                (109,915)         (112,885)         (220,233)         (223,972)
     Other Income                                      25,968                --            41,468                --
     Gain on sale of investments                        2,842                --             2,842                --
     Gain (Loss) on disposal of fixed assets              425            (2,464)              425            (2,464)
                                                  -----------       -----------       -----------       -----------
               Total non-operating expense            (37,915)          (84,202)          (89,746)         (158,891)

Loss Before Income Taxes                             (250,371)         (371,882)         (265,032)         (341,039)

Income Tax Expense                                         --                --                --                --
                                                  -----------       -----------       -----------       -----------

Net Loss                                          $  (250,371)      $  (371,882)      $  (265,032)      $  (341,039)
                                                  ===========       ===========       ===========       ===========
Net Loss Per Common Share:

     Basic                                        $     (0.10)      $     (0.15)      $     (0.10)      $     (0.14)
                                                  ===========       ===========       ===========       ===========

     Diluted                                      $     (0.10)      $     (0.15)      $     (0.10)      $     (0.14)
                                                  ===========       ===========       ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                     Six Months
                                                                                                   Ended June 30,
                                                                                               2000              1999
                                                                                           -----------       -----------
Cash Flows from Operating Activities:
Net loss                                                                                   $  (265,032)      $  (341,039)

     Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
                 Depreciation                                                                  349,941           285,599
                 Gain (Loss) on disposal of fixed assets                                          (425)            2,464
                 Accretion of capital lease obligation                                              --             7,794
                 Increase in inventory reserve                                                  82,263                --
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Trade accounts receivable, net                                   361,069          (623,995)
                              Inventories                                                      (71,914)          134,716
                              Prepaid expense                                                  (81,644)               --
                              Other assets                                                      30,471           (61,192)
                         Increase (decrease) in:
                              Accounts payable                                                (264,998)          374,415
                              Accrued compensation and benefits                                (11,354)          (92,824)
                              Deposits                                                          (5,764)           20,388
                                                                                           -----------       -----------
                                  Total adjustments                                            387,645            47,365
                                                                                           -----------       -----------
                                  Net cash provided by (used in) operating activities          122,613          (293,674)

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                        (84,054)         (194,653)
     Purchase of investments                                                                    (8,835)               --
     Acquisition of patents and trademarks                                                      (2,028)             (759)
     Proceeds from disposal of property and equipment                                            3,187             1,053
     Deposits on equipment                                                                          --            29,232
                                                                                           -----------       -----------
                                  Net cash used in investing activities                        (91,730)         (165,127)

Cash Flows from Financing Activities:
     Cost on issuance of common stock                                                           24,190            44,022
     Payments on capital lease obligation                                                      (22,586)               --
     Borrowings under revolving line of credit                                                      --           300,000
     Proceeds from exercise of employee stock options                                           33,806             1,498
                                                                                           -----------       -----------
                                  Net cash provided by financing activities                     35,410           345,520
                                                                                           -----------       -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                            66,293          (113,281)

Cash and Cash Equivalents, beginning of period                                               1,172,855         2,798,142
                                                                                           -----------       -----------

Cash and Cash Equivalents, end of period                                                   $ 1,239,148       $ 2,684,861
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

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


         PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated.

         On October 18, 1999, Super Vision International, Inc. entered into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.001 per share. The assets acquired include inventory, tooling, machinery and certain intangible assets relating to tooling and intellectual property rights.

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

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

         INVESTMENTS

         Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. There were no material unrealized gains or losses on securities at June 30, 2000 or December 31, 1999.

         At June 30, 2000 investments were comprised of U.S. Corporate Securities and equity securities of approximately $996,000 and $381,000, respectively. The investment in U.S. Corporate Securities matures in 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The Company is currently reviewing stock grants to determine the impact, if any, that may arise from implementation of this interpretation, although the Company does not expect the impact, if any, to be material to the Company's financial statements.

2.       INVENTORIES:

         Inventories at June 30, 2000 and December 31, 1999 consisted of the following components:

                                                (UNAUDITED)
                                                  JUNE 30,        DECEMBER 31,
                                                    2000              1999
                                                -----------       ------------
         Raw materials                          $ 1,906,620       $ 1,770,519
         Work in progress                               233           105,428
         Finished goods                             720,279           679,272
                                                -----------       -----------
                                                  2,627,132         2,555,219
         Less: Reserve for excess inventory        (382,948)         (300,686)
                                                -----------       -----------
                                                $ 2,244,184       $ 2,254,533
                                                ===========       ===========

3.       CAPITAL LEASE:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

         Assets recorded under capital lease and included in property and equipment are as follows:

         Office/Warehouse building                              $ 3,081,000
         Less accumulated amortization                             (616,202)
                                                                -----------
                                                                $ 2,464,798
                                                                ===========

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

3.       CAPITAL LEASE (CONTINUED):

         Future minimum annual lease payments for remainder of and years subsequent to June 30, 2000 in the aggregate are as follows:


         2000                                                                            $   290,760
         2001                                                                                598,481
         2002                                                                                610,596
         2003                                                                                620,664
         2004                                                                                641,127
         2005 and thereafter                                                               5,271,591
                                                                                         -----------
         Minimum lease payments                                                            8,033,219
         Less amount representing interest and executory costs                            (4,880,073)
                                                                                         -----------

         Present value of net minimum lease payments under capital lease                 $ 3,153,146
                                                                                         ===========

         Deposits paid under this lease agreement totaled $58,167 at June 30, 2000.

4.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the six-month period ended June 30, 2000:


                                                        OPTIONS                 NUMBER                 OPTION
                                                     AVAILABLE FOR                OF                    PRICE
                                                     FUTURE GRANT               SHARES                PER SHARE
                                                     -------------             -------              -------------
         Balance, January 1, 2000                      103,984                 288,379              $3.00 - $9.25

                       Options granted                 (78,350)                 78,350              $5.00 - $9.31
                       Options exercised                    --                  (6,700)             $4.00 - $7.82
                       Options cancelled                30,016                 (30,016)             $3.81 - $8.94
                                                       -------                 -------

         Balance, June 30, 2000                         55,650                 330,013
                                                       =======                 =======

         Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of June 30, 2000, 182,081 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

5. LOSS PER SHARE:

         The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share."


                                                         FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                            2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------
         Numerator:
         Net loss (numerator for basic and
            diluted earnings per share)                $  (250,371)      $  (371,882)      $  (265,032)      $  (341,039)
         Denominator:
         Denominator for basic earnings per share
            -weighted average shares                     2,569,084         2,477,915         2,566,799         2,477,762

         Effect of dilutive securities:
            Options                                             --                --                --                --
            Warrants                                            --                --                --                --
                                                       -----------       -----------       -----------       -----------
            Dilutive potential shares                           --                --                --                --
         Denominator for diluted earnings per
          share
            -adjusted weighted average shares            2,569,084         2,477,915         2,566,799         2,477,762
                                                       ===========       ===========       ===========       ===========

         Basic loss per share                          $     (0.10)      $     (0.15)      $     (0.10)      $     (0.14)
                                                       ===========       ===========       ===========       ===========

         Diluted loss per share                        $     (0.10)      $     (0.15)      $     (0.10)      $     (0.14)
                                                       ===========       ===========       ===========       ===========

             Certain warrants are not included in the computation of loss per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

6.       SUBSEQUENT EVENTS

         On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE"), pursuant to which the company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries, (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada (the "Territory's Exclusive Market") to the Company's fiber optic products in the commercial, residential, industrial, institutional, and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency /exit lighting. In consideration for these rights, Cooper and Cooper Canada collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five-year period.

         Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and will not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market will terminate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report.

The following discussion contains certain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "should", "expect", "plan", "believe", "estimate", "anticipate", "continue", "predict", "forecast", "intend", "potential", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company's fiber optic technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange Commission filings. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.


THREE MONTHS ENDED JUNE 30, 2000 VS. 1999

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ended June 30, 2000 were approximately $2,750,000 as compared to approximately $2,341,000 for the three months ended June 30, 1999, an increase of approximately $409,000 or 18%. The increase was primarily the result of growth in the pool and spa market, up approximately $665,000 or 147% from the prior year revenues due to the Company's exclusive marketing and sales partner in the pool and spa market, Hayward Pool Products, Inc ("Hayward"). Increased revenues in the pool and spa market were principally offset by declines in the architectural, international and sign markets of approximately $192,000, $89,000 and $78,000 respectively. Oasis Waterfalls, LLC, contributed approximately $116,000 in revenue for the quarter ended June 30, 2000.

Gross margin for the quarter ended June 30, 2000 was approximately $748,000 or 27% as compared to approximately $699,000 or 30% for the three months ended June 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The increase in gross margin from the second quarter of 1999 was primarily due to increased gross margin generated from the sale of Oasis Waterfalls, LLC products of approximately $63,000. The reduction in gross margin percentage is mainly due to a higher mix of sales to Hayward, which typically generate lower gross margin, due to discount levels established in the Company's current distributor agreement with Hayward. In addition the Company increased the reserve for potentially slow moving / obsolete inventory in the amount of $125,000 in the quarter ended June 30, 2000. Excluding the effect of the inventory adjustment, gross margin for the quarter ended June 30, 2000 was approximately $873,000 or 32%.

Selling, general and administrative expenses were approximately $852,000 during the three months ended June 30, 2000 as compared to approximately $836,000 for the same period ended 1999, an increase of approximately $16,000 or 2%. The increase was principally due to selling, general and administrative expense associated with Oasis Waterfalls, LLC of approximately $14,000.

Research and development costs were approximately $108,000 during the three months ended June 30, 2000 as compared to approximately $150,000 during the same period in 1999, a decrease of approximately 28%. The reduction was primarily due to the cancellation of three product development efforts in mid 1999.

Interest expense of approximately $110,000 for the quarter ended June 30, 2000 as compared to approximately $113,000 for the same period last year relates to the capital lease in connection the Company's facility in Orlando, Florida.

Other income of $25,968 consists primarily of proceeds received from the sub-lease of the warehouse portion of the facility.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended June 30, 2000 and 1999, respectively.

The net loss for the three months ended June 30, 2000 was approximately $(250,000), and $(0.10) per basic and diluted common share, as compared to a net loss of approximately $(372,000), and $(0.15) per basic and diluted common share, for the quarter ended June 30, 1999. The reduction in loss is primarily due to higher gross margin from increased sales and reduced operating expenses.


SIX MONTHS ENDED JUNE 30, 2000 VS. 1999

Results of Operations

Total revenues for the six months ended June 30, 2000 were approximately $5,277,000 as compared to approximately $4,669,000 for the six months ended June 30, 1999 an increase of approximately $608,000 or 13%. The increase was primarily the result of growth in the pool and spa market, up approximately $1,269,000 or 130% from the prior year revenues due to the Company's exclusive marketing and sales partner in the pool and spa market, Hayward. Increased revenues in the pool and spa market were principally offset by reductions in the architectural and international markets of approximately $597,000 and $215,000 respectively. Oasis Waterfalls, LLC, contributed approximately $205,000 in revenue for the six months ended June 30, 2000.

Gross margin for the six months ended June 30, 2000 was approximately $1,480,000 or 28% as compared to approximately $1,576,000 or 34% for the six months ended June 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The decline in gross margin from the first six months of 1999 was primarily due to an increase of $125,000 in the reserve for potentially slow moving / obsolete inventory in the second quarter of 2000 as well as a higher mix of pool related product sales to Hayward. Hayward receives a significant discount off list price based on the Company's current distributor agreement with Hayward. Excluding the effect of the inventory adjustment, gross margin was approximately $1,605,000 or 30%.

Selling, general and administrative expenses were approximately $1,446,000 during the six months ended June 30, 2000 as compared to approximately $1,464,000 for the same period ended 1999, a decrease of approximately $18,000 or 1%.

Research and development costs were approximately $209,000 during the six months ended June 30, 2000 as compared to approximately $294,000 during the same period in 1999, a reduction of 29%. The decline was primarily due to the cancellation of three product development efforts in mid 1999.

Interest expense of approximately $220,000 for the six months ended June 30, 2000, as compared to approximately $224,000 for the same period last year, relates to the capital lease in connection the Company's facility in Orlando, Florida.

Other income of approximately $42,000 consists primarily of funds received in connection with a supplier settlement in favor of the Company as well as proceeds received from the sub-lease of the warehouse portion of the facility.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the six months ended June 30, 2000 and 1999 respectively.

The net loss for the six months ended June 30, 2000 was approximately $(265,000), or $(0.10) per basic and diluted common share, as compared to net loss of approximately $(341,000), and $(0.14) per basic and diluted common share, for the six months ended June 30, 1999. The decrease in loss is primarily due to reduced operating expenses partially offset by lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000 the Company had working capital of approximately of $4,861,000.

Net cash provided by operations amounted to approximately $123,000 for the six months ended June 30, 2000 compared to approximately $294,000 of cash used by operating activities for the first half of 1999. The most significant source of cash was generated by the net reduction of approximately $361,000 in trade accounts receivable, primarily through the increase in cash collections during the first six months of 2000. The most significant use of cash was the net decrease of approximately $265,000 in accounts payable due to the timing of supplier payments. Net cash used in investing activities for the six months ended June 30, 2000 amounted to approximately $92,000 mainly due to capital expenditures for the purchase of computer equipment, furniture and fixtures, tooling and additional trade show booth material. Net cash provided by financing activities for the six months ended June 30, 2000 amounted to approximately $35,000. Proceeds in the amount of approximately $34,000 from the exercise of employee stock options were offset by payments of approximately $23,000 on the capital lease obligation related to the Company facility.

COOPER RELATIONSHIP

On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE"), pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries, (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada (the "Territory's Exclusive Market") to the Company's fiber optic products in the commercial, residential, industrial, institutional, and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency /exit lighting. In consideration for these rights, Cooper and Cooper Canada collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five-year period.

Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and will not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market will terminate.

As a result of this termination the Company will market and distribute its product through a network of individual lighting agents covering the United States and Canada. The Company has begun the process of recruiting lighting agents for the distribution of the Company's products related to the architectural lighting market and to date the Company has reached agreements to rehire 54 lighting agents throughout the United States and Canada.

As a result of this change the Company does not expect any significant reduction in its sales of fiber optics products in the architectural market.

                                     PART II

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on Tuesday, June 20, 2000 at 10:00 a.m. at its principal executive offices of the Company, 8210 Presidents Drive, Orlando, Florida 32809. The Company's stockholders elected the following slate of directors recommended by the Board of Directors by a vote of 4,096,322 for and 0 withheld:


         Brett Kingstone        Anthony Castor         Brian McCann

         Edgar Protiva          Eric Protiva           Fritz Zeck


         The Company's stockholders also ratified and approved the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 4,097,322 for, 0 withheld, and 0 abstaining. There were no broker non-votes for either matter.




Item 6.  Exhibits and Reports on Form 8-K

(a)      27     Financial data schedule

(b) The Company did not file any reports on Forms 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


SUPER VISION INTERNATIONAL, INC.


By: /s/ Brett M. Kingstone                                Date: August 10, 2000
    --------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Larry J. Calise                                   Date: August 10, 2000
    --------------------------------------------
    Larry J. Calise, Chief Financial Officer
    (Principal Financial and Accounting Officer)