Form 10QSB
period 2000-09-30
SUPER VISION INTERNATIONAL INC
filed 2000-11-09
CIK 917523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

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

                Class                           Outstanding at November 8, 2000:
    Class A Common Stock, $.001
      par value                                         2,065,543 shares
    Class B Common Stock, $.001
      par value                                           483,264 shares

                  Transitional Small Business Disclosure Format
                                Yes [ ]  No [X]

================================================================================

                        SUPER VISION INTERNATIONAL, INC.

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION                                                          Page
           Item 1.   Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 2000
                         (unaudited) and December 31, 1999                                 1

                     Condensed Consolidated Statements of Operations for the Three
                          and Nine Months Ended September 30, 2000 and 1999 (unaudited)    2

                     Condensed Consolidated Statements of Cash Flows for the
                          Nine Months Ended September 30, 2000 and 1999 (unaudited)        3

                     Notes to Condensed Consolidated Financial Statements
                          (unaudited)                                                      4


           Item 2.   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                       10


PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                                14

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (Unaudited)
                                                                              September 30,         December 31,
                                                                                  2000                  1999
                                                                              -------------         ------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                $  1,243,485          $  1,172,855
     Investments                                                                   386,830               369,916
     Trade accounts receivable, less allowance for
        doubtful accounts of $106,740 at September 30, 2000 and
        $133,819 at December 31, 1999                                            1,523,318             2,039,042
     Inventories, less reserve of $447,948 at September 30, 2000 and
     $300,686 at December 31, 1999                                               2,473,480             2,254,533
     Advances to employees                                                           2,828                 3,081
     Prepaid expense                                                                76,003                14,251
     Other assets                                                                   15,403                12,557
                                                                              ------------          ------------
           Total current assets                                                  5,721,347             5,866,235
                                                                              ------------          ------------

Property and Equipment                                                           6,822,186             6,739,717
     Accumulated depreciation and amortization                                  (2,149,640)           (1,641,034)
                                                                              ------------          ------------
           Net property and equipment                                            4,672,546             5,098,683
     Deposits on equipment                                                          12,559                    --

Investments                                                                        997,710               997,740
Goodwill, less accumulated amortization of $3,743 at September 30,
    2000 and $936 at December 31, 1999                                              22,460                25,268
Patents and trademarks, less amortization of $36,984 at September 30,
    2000 and $29,441 at December 31, 1999                                          107,941               113,456
Other assets                                                                       125,853               172,273
                                                                              ------------          ------------
                                                                              $ 11,660,416          $ 12,273,655
                                                                              ============          ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $    659,662          $    922,245
     Accrued compensation and benefits                                                  --                69,104
     Deposits                                                                       22,620                30,542
     Current portion of obligation under capital lease                              57,445                46,788
                                                                              ------------          ------------
           Total current liabilities                                               739,727             1,068,679

Obligation Under Capital Lease                                                   3,083,809             3,128,944

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        Authorized, none issued                                                         --                    --
     Class A common stock, $.001 par value, authorized
        16,610,866 shares, 2,065,543 and 2,054,102 issued
        and outstanding, respectively                                                2,066                 2,054
     Class B common stock, $.001 par value, authorized
        3,389,134 shares, 483,264 issued and outstanding                               483                   483
     Additional paid-in-capital                                                 10,469,304            10,374,565
     Accumulated deficit                                                        (2,634,973)           (2,301,070)
                                                                              ------------          ------------
           Total stockholders' equity                                            7,836,880             8,076,032
                                                                              ------------          ------------
                                                                              $ 11,660,416          $ 12,273,655
                                                                              ============          ============

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                            Three Months                                 Nine Months
                                                         Ended September 30,                         Ended September 30,
                                                      2000                  1999                 2000                 1999
                                                   -----------          -----------          -----------          -----------
Revenues                                           $ 2,371,050          $ 2,284,842          $ 7,648,531          $ 6,953,962

Cost and Expenses:
     Cost of sales                                   1,556,409            1,394,844            5,353,641            4,487,473
     Selling, general and administrative               722,030              705,932            2,168,859            2,170,132
     Research and development                          126,117              140,344              334,823              434,783
                                                   -----------          -----------          -----------          -----------
               Total costs and expenses              2,404,556            2,241,120            7,857,323            7,092,388

Operating Income (Loss)                                (33,506)              43,722             (208,792)            (138,426)

Non-Operating Income (Expense):
     Interest income                                    47,685               32,067              133,437               99,612
     Interest expense                                 (109,488)            (109,299)            (329,721)            (333,271)
     Other income                                       42,102                   --               83,570                   --
     Gain on sale of investments                           293                   --                3,135                   --
     Loss on disposal of fixed assets                  (15,956)                  --              (15,531)              (2,464)
                                                   -----------          -----------          -----------          -----------
               Total non-operating expense             (35,364)             (77,232)            (125,110)            (236,123)

Loss Before Income Taxes                               (68,870)             (33,510)            (333,902)            (374,549)

Income Tax Expense                                          --                   --                   --                   --
                                                   -----------          -----------          -----------          -----------

Net Loss                                           $   (68,870)         $   (33,510)         $  (333,902)         $  (374,549)
                                                   ===========          ===========          ===========          ===========

Net Loss Per Common Share:

     Basic                                         $     (0.03)         $     (0.01)         $     (0.13)         $     (0.15)
                                                   ===========          ===========          ===========          ===========

     Diluted                                       $     (0.03)         $     (0.01)         $     (0.13)         $     (0.15)
                                                   ===========          ===========          ===========          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED


                                                                                                Nine Months
                                                                                           Ended September 30,
                                                                                       2000                   1999
                                                                                    -----------          -----------
Cash Flows from Operating Activities:
Net loss                                                                            $  (333,902)         $  (374,549)
     Adjustments to reconcile net loss to net cash provided by (used in)
     Operating activities:
                 Depreciation and amortization                                          531,051              427,818
                 Loss on disposal of fixed assets                                        15,531                2,464
                 Accretion of capital lease obligation                                       --               (2,563)
                 Increase in inventory reserve                                          147,262                   --
                 Changes in operating assets and liabilities:
                         (Increase) decrease in:
                              Trade accounts receivable, net                            515,724             (570,746)
                              Inventories                                              (366,209)            (264,233)
                              Prepaid expense                                           (61,753)                  --
                              Other assets                                               43,828               62,694
                         Increase (decrease) in:
                              Accounts payable                                         (262,583)             703,040
                              Accrued compensation and benefits                         (69,104)            (105,676)
                              Deposits                                                   (7,922)              40,063
                                                                                    -----------          -----------
                                  Total adjustments                                     485,825              292,861
                                                                                    -----------          -----------
                                  Net cash provided by (used  in) operating
                                       activities                                       151,923              (81,688)
Cash Flows from Investing Activities:
     Purchase of property and equipment                                                (114,213)            (251,182)
     Purchase of investments                                                            (16,884)                  --
     Acquisition of patents and trademarks                                               (2,028)              (4,075)
     Proceeds from disposal of property and equipment                                     4,118                1,053
     Deposits on equipment                                                              (12,559)              24,161
                                                                                    -----------          -----------
                                  Net cash used in investing activities                (141,566)            (230,043)

Cash Flows from Financing Activities:
     Cost on issuance of common stock                                                    36,174               68,220
     Payments on capital lease obligation                                               (34,478)                  --
     Proceeds from exercise of employee stock options                                    58,577                5,897
                                                                                    -----------          -----------
                                  Net cash provided by financing activities              60,273               74,117
                                                                                    -----------          -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                     70,630             (237,614)

Cash and Cash Equivalents, beginning of period                                        1,172,855            2,798,142
                                                                                    -----------          -----------

Cash and Cash Equivalents, end of period                                            $ 1,243,485          $ 2,560,528
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

         On October 18, 1999, Super Vision International, Inc. entered into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.001 per share. The assets acquired included inventory, tooling, machinery and certain intangible assets relating to tooling and intellectual property rights.

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

         RECLASSIFICATIONS

         Certain prior year's amounts have been reclassified to conform to the current year's presentations. These reclassifications had no impact on operating results previously reported.

         CASH EQUIVALENTS

         Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

         INVESTMENTS

         Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. There were no material unrealized gains or losses on securities at September 30, 2000 or December 31, 1999.

         At September 30, 2000 investments were comprised of U.S. Corporate Securities and equity securities of approximately $998,000 and $387,000, respectively. The investment in U.S. Corporate Securities matures in 2001.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

         In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." Among other issues, that interpretation clarifies the definition of employees for purposes of applying Opinion No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in the interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effect of applying this interpretation is recognized on a prospective basis from July 1, 2000. The implementation of this interpretation does not have a material impact on the Company's financial statements.

2.       INVENTORIES:

         Inventories at September 30, 2000 and December 31, 1999 consisted of the following components:


                                                     (UNAUDITED)
                                                    SEPTEMBER 30,        DECEMBER 31,
                                                        2000                 1999
                                                    -------------        ------------
         Raw materials                              $ 2,174,445          $ 1,770,519
         Work in progress                                    75              105,428
         Finished goods                                 746,908              679,272
                                                    -----------          -----------
                                                      2,921,428            2,555,219
         Less: Reserve for excess inventory            (447,948)            (300,686)
                                                    -----------          -----------
                                                    $ 2,473,480          $ 2,254,533
                                                    ===========          ===========

3.       CAPITAL LEASE:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, became effective June 15, 1997 and extends through June 15, 2012.

         Assets recorded under capital lease and included in property and equipment are as follows:

         Office/Warehouse building                           $     3,081,000
         Less accumulated amortization                              (667,553)
                                                             ---------------
                                                             $     2,413,447
                                                             ===============

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

3.       CAPITAL LEASE (CONTINUED):

         Future minimum annual lease payments for remainder of and years subsequent to September 30, 2000 in the aggregate are as follows:


         2000                                                              $   145,380
         2001                                                                  598,481
         2002                                                                  610,596
         2003                                                                  620,664
         2004                                                                  641,127
         2005 and thereafter                                                 5,271,591
                                                                           -----------
         Minimum lease payments                                              7,887,839
         Less amount representing interest and executory costs              (4,746,585)
                                                                           -----------

         Present value of net minimum lease payments under capital lease   $ 3,141,254
                                                                           ===========

         Deposits paid under this lease agreement totaled $58,167 at September 30, 2000.

4.       STOCK OPTION PLAN:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the nine month period ended September 30, 2000:


                                                        OPTIONS                 NUMBER                 OPTION
                                                     AVAILABLE FOR                OF                    PRICE
                                                     FUTURE GRANT               SHARES                PER SHARE
                                                     -------------             -------              -------------
         Balance, January 1, 2000                      103,984                 288,279              $3.28 - $9.25

                       Options granted                 (82,950)                 82,950              $5.75 - $9.31
                       Options exercised                    --                 (11,341)             $3.69 - $7.82
                       Options cancelled                30,016                 (30,516)             $3.81 - $8.94
                                                       -------                 -------

         Balance, September 30, 2000                    51,050                 329,372
                                                       =======                 =======

         Options granted vest ratably over a three year period or vest based on achievement of certain performance criteria. As of September 30, 2000, 196,142 options were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)  - CONTINUED

5.       LOSS PER SHARE:

         The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share."


                                                       FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                          2000             1999             2000             1999
                                                      -----------      -----------      -----------      -----------
         Numerator:
         Net loss (numerator for basic and
            diluted earnings per share)               $   (68,870)     $   (33,510)     $  (333,902)     $  (374,549)
         Denominator:
         Denominator for basic earnings per share
            -weighted average shares                    2,572,095        2,478,076        2,568,556        2,478,076

         Effect of dilutive securities:
            Options                                            --               --               --               --
            Warrants                                           --               --               --               --
                                                      -----------      -----------      -----------      -----------
            Dilutive potential shares                          --               --               --               --
         Denominator for diluted earnings per share
            -adjusted weighted average shares           2,572,095        2,478,076        2,568,556        2,478,076
                                                      ===========      ===========      ===========      ===========

         Basic loss per share                         $     (0.03)     $     (0.01)     $     (0.13)     $     (0.15)
                                                      ===========      ===========      ===========      ===========

         Diluted loss per share                       $     (0.03)     $     (0.01)     $     (0.13)     $     (0.15)
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

6.       COMMITMENTS

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

         Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and will not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market terminated.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, point of purchase fiber optic signs and displays and sales of fiber optic landscape and task lighting systems. Total revenues for the three months ended September 30, 2000 were approximately $2,371,000 as compared to approximately $2,285,000 for the three months ended September 30, 1999, an increase of approximately $86,000 or 4%. The increase was primarily the result of growth in the architectural and pool and spa market, up approximately $255,000 or 35% and approximately $234,000 or 110% respectively, from the prior year revenue levels. Increased revenues in the architectural and pool and spa market were principally offset by a decline in the sign and international markets of approximately $ 286,000 or 45% and $ 256,000 or 36%, respectively. Oasis Waterfalls, LLC, contributed approximately $ 100,000 in revenue for the quarter ended September 30, 2000.

Gross margin for the quarter ended September 30, 2000 was approximately $815,000 or 34% as compared to approximately $890,000 or 39% for the three months ended September 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The decrease in gross margin from the third quarter of 1999 was primarily due to an increase to the inventory reserve for potentially slow-moving / obsolete inventory in the amount of approximately $65,000. The reduction in gross margin percentage is mainly due to a higher mix of sales to Hayward Pool Products ("Hayward"), which typically generate lower gross margin, due to discount levels established in the Company's current distributor agreement with Hayward. Excluding the increase in the inventory reserve, gross margin for the quarter ended September 30, 2000 was approximately $880,000 or 37%.

Selling, general and administrative expense was approximately $ 722,000 during the three months ended September 30, 2000 as compared to approximately $ 706,000 for the same period ended 1999, an increase of approximately $ 16,000 or 2%. Legal fees related to patent infringement of the Company's fiber optic cable, offset by lower selling expense, was the principal reason for the increase in expense over 1999. Selling, general and administrative expense as a percentage of revenue was approximately 30% for the three months ended September 30, 2000 as compared to approximately 31% for the same period in 1999, a decrease of approximately 1%.

Research and development costs were approximately $126,000 during the three months ended September 30, 2000 as compared to approximately $140,000 during the same period in 1999, a decrease of approximately 10%. The reduction was primarily due to the cancellation of three product development efforts in mid-1999. Research and development expense represented approximately 5% of revenue for the quarter compared to approximately 6% for the same quarter of 1999.

Interest expense of approximately $109,000 for the quarter ended September 30, 2000 was unchanged from the same period last year and related to the capital lease in connection with the Company's facility in Orlando, Florida.

Other income of $42,000 consisted primarily of proceeds received from the sub-lease of the warehouse portion of the facility.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended September 30, 2000 and 1999, respectively.

The net loss for the three months ended September 30, 2000 was approximately $69,000, and $0.03 per basic and diluted common share, as compared to a net loss of approximately $34,000, and $0.01 per basic and diluted common share, for the quarter ended September 30, 1999. The increase in the net loss was primarily due to lower gross margin partially offset by lower non-operating expense.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO 1999

Results of Operations

Total revenues for the nine months ended September 30, 2000 were approximately $7,649,000 as compared to approximately $6,954,000 for the nine months ended September 30, 1999 an increase of approximately $695,000 or 10%. The increase was primarily the result of growth in the pool and spa market, up approximately $1,503,000 or 127% from prior year revenues due to the Company's exclusive marketing and sales partner in the pool and spa market, Hayward. Increased revenues in the pool and spa market were principally offset by reductions in the international, architectural and sign markets of approximately $ 471,000, $ 341,000 and $258,000 respectively. Oasis Waterfalls, LLC, contributed approximately $ 305,000 in revenue for the nine months ended September 30, 2000.

Gross margin for the nine months ended September 30, 2000 was approximately $2,295,000 or 30% as compared to approximately $2,467,000 or 35% for the nine months ended June 30, 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The decrease in gross margin from the first nine months of 1999 was primarily due to an increase of approximately $190,000 in the reserve for potentially slow moving / obsolete inventory as well as a higher mix of pool related product sales to Hayward. Hayward receives a significant discount off list price based on the Company's current distributor agreement with Hayward. Excluding the increase in the inventory reserve, gross margin was approximately $ 2,485,000 or 32%.

Selling, general and administrative expense was approximately $ 2,169,000 during the nine months ended September 30, 2000 as compared to approximately $ 2,170,000, unchanged from the same period ended 1999. Increased legal fees relating to the patent infringement of the Company's fiber optic cable were offset by lower selling expense during the first nine months of 1999. Selling, general and administrative expense as a percentage of revenue was approximately 28% for the nine months ended September 30, 2000 as compared to approximately 31% for the same period in 1999, a decrease of approximately 3%.

Research and development costs were approximately $335,000 during the nine months ended September 30, 2000 as compared to approximately $435,000 during the same period in 1999, a reduction of 23%. The decline was primarily due to the cancellation of three product development efforts in mid 1999. Research and development expense represented approximately 4% of revenue for the quarter compared to approximately 6% for the same quarter of 1999.

Interest expense of approximately $330,000 for the nine months ended September 30, 2000, as compared to approximately $333,000 for the same period last year, related to the capital lease in connection with the Company's facility in Orlando, Florida.

Other income of approximately $84,000 consisted primarily of funds received in connection with a supplier settlement in favor of the Company as well as proceeds received from the sub-lease of the warehouse portion of the facility.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the nine months ended September 30, 2000 and 1999, respectively.

The net loss for the nine months ended September 30, 2000 was approximately $334,000, or $0.13 per basic and diluted common share, as compared to net loss of approximately $375,000, and $0.15 per basic and diluted common share, for the nine months ended September 30, 1999. The decrease in loss was primarily due to reduced operating and non-operating expenses partially offset by lower gross margin.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000 the Company had working capital of approximately of $4,982,000.

Net cash provided by operations amounted to approximately $152,000 for the nine months ended September 30, 2000 compared to approximately $ 82,000 of cash used by operating activities for the nine months of 1999. The most significant source of cash was generated by the net reduction of approximately $516,000 in trade accounts receivable, primarily through the increase in cash collections during the first nine months of 2000. The most significant use of cash was the net increase in inventories of approximately $366,000. The increase in inventory was primarily due to the timing of fiber purchases as well as the purchase of components to meet the projected demands of the following quarter. The decrease of approximately $263,000 in accounts payable due to the timing of supplier payments, also contributed to a significant use of cash during the first nine months of 2000. Net cash used in investing activities for the nine months ended September 30, 2000 amounted to approximately $142,000 mainly due to approximately $114,000 of capital expenditures for the purchase of computer equipment, furniture and fixtures, tooling and additional trade show booth material. Net cash provided by financing activities for the nine months ended September 30, 2000 amounted to approximately $60,000. Proceeds in the amount of approximately $59,000 from the exercise of employee stock options account for substantially all of the increase from December 31, 1999.

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

Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and will not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market terminated.

As a result of this termination the Company will market and distribute its product through a network of individual lighting agents covering the United States and Canada. The Company has begun the process of recruiting lighting agents for the distribution of the Company's products related to the architectural lighting market and to date the Company has reached agreements to rehire 81 lighting agents throughout the United States and Canada.

As a result of this change the Company does not expect any significant reduction in its sales of fiber optics products in the architectural market.

                                     PART II

Item 6.    Exhibits and Reports on Form 8-K

(a)        27     Financial data schedule

(b) The Company did not file any reports on Forms 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


SUPER VISION INTERNATIONAL, INC.




By: /s/ Brett M. Kingstone                                Date: November 8, 2000
    --------------------------------------------
    Brett M. Kingstone, Chief Executive Officer
    (Principal Executive Officer)




By: /s/ Larry J. Calise                                   Date: November 8, 2000
    --------------------------------------------
    Larry J. Calise, Chief Financial Officer
    (Principal Financial and Accounting Officer)