Form 10KSB40
period 2000-12-31
SUPER VISION INTERNATIONAL INC
filed 2001-03-27
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                   8210 PRESIDENTS DR., ORLANDO, FLORIDA 32809
                   -------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 857-9900
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,654,167.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on March 22, 2001 was $8,970,173.

As of December 31,2000, there were issued and outstanding: 2,065,543 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):
Yes [ ]  No [X]

                      Documents Incorporated by Reference:

         Portions of the Company's proxy statement in connection with its Annual Meeting of stockholders scheduled to be held on May 4, 2001 are incorporated by reference in Part III. The Company's proxy statement will be filed within 120 days after December 31, 2000.

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

         SIDE-GLOW(R)AND END GLOW(R)CABLES

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

         During 2000, the Company's SIDE-GLOW(R) and END GLOW(R) cable products accounted for approximately 40% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and, therefore, the Company intends to devote the majority of its engineering, sales and marketing efforts to expand this area of its business and the related light sources product line described below.

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

         Light source product lines represented approximately 43% of the Company's total revenue during 2000. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

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

         During 2000, endpoint signs and displays accounted for approximately 5% of the Company's total revenues.

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

         During 2000, lighting accessories accounted for approximately 8% of the Company's total revenues.

         WATERFALLS

         The Company designs and manufactures fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its wholly owned subsidiary, Oasis Waterfalls LLC. Oasis Waterfalls LLC accounted for approximately 4% of the Company's total revenue.

SALES AND MARKETING

         The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users.

         From November 1998 to October 2000, the Company operated under an exclusive distribution, sales and marketing agreement with Cooper Lighting, Inc. and Cooper Industries (Canada), Inc. (referred to collectively hereinafter as "Cooper"), pursuant to which Cooper acquired the North American rights to market, sell and distribute the Company's products to the architectural lighting market. In consideration for these rights, Cooper and Cooper Canada collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five-year period. The Company's products were marketed by Cooper under a new brand, Optiance by Super Vision.

         Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and would not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminated Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's' Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market terminated. The Company derived approximately 13% of its total revenues from Cooper in 2000, compared to approximately 26% in 1999.

         As a result of this termination, the Company markets and distributes its products through a network of approximately 90 individual lighting agencies covering the United States and Canada. The independent lighting agencies provide assistance in the lighting specification process and direct the customer to purchase products from the Company.

         Separate from the Distributorship Agreement with Cooper, the Company received an order to supply outdoor lighting products from Regent Lighting Corporation, an affiliate of Cooper. The Company derived approximately $1,525,000 and 13% of its total revenues from Regent Lighting Corporation in 2000.

         Since 1996, the Company has had an exclusive distribution and marketing agreement with Hayward Pool Products ("Hayward"), the world's largest pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the pool and spa lighting market. The Company derived approximately 28% of its total revenues from Hayward in 2000 compared to approximately 19% in 1999. The Company was recently notified by Hayward of an alleged intentional violation by the Company of the distributorship agreement to which the Company and Hayward are parties as a result of the Company's sale of its products into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. Hayward has informed the Company that it believes that the alleged violation is a material and non-curable breach of the distributorship agreement. As a result, the Company and Hayward have commenced negotiations with respect to the alleged breach and the terms of their relationship. The Company expects that these negotiations will lead to the termination of this relationship and the distributorship agreement; however, there can be no assurance that the parties will be able to negotiate an acceptable agreement regarding the foregoing.

         The Company utilizes a combination of direct marketing and manufacturer's representatives for its Signage product lines in order to reduce end use costs. Endpoint signs and displays are also marketed direct to end users, principally Fortune 500 companies worldwide.

         International sales accounted for approximately 17% of the Company's total revenues for 2000 compared to approximately 26% in 1999. The Company has entered into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

         Additionally, the Company utilizes direct sales efforts to create specific applications for the use of the Company's lighting products for large national commercial and retail lighting projects, including original equipment manufacturer (OEM) opportunities.

MANUFACTURING AND SUPPLIERS

         The fiber optic strands used in the Company's endpoint signs and displays as well as the production of its SIDE-GLOW(R) and END GLOW(R) cables are purchased from several key suppliers. In October 1994, the Company entered into a contract for the design and purchase of customized cabling and extrusion equipment in order to produce its SIDE-GLOW(R) and END GLOW(R) cables. The equipment became operational in December 1995. In August 1997, concurrent with the Company's relocation to its new facility, the cabling and extrusion equipment were upgraded and retrofitted to increase quality and production capability. Revision of the manufacturing process has allowed the Company to increase quality, improve capabilities and maintain process control. In November 1998, the Company was able to make process modifications, which yielded a 68% improvement in light output of its SIDE-GLOW(R) cables, which the Company began shipping in February 1999. The Company believes that as the volume of products produced increases, this equipment may further reduce the manufacturing costs of its SIDE-GLOW(R) and END GLOW(R) cables, and therefore allow the Company to offer its products to the market at prices equivalent to neon lighting. In the event the cabling and extrusion equipment are ever disabled for any period of time, the Company would outsource the manufacturing of these products. The Company manufactures the light sources and control systems used with its SIDE-GLOW(R) and END GLOW(R) cables and endpoint displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary, and the Company has U.S. patents issued with respect to this design. All endpoint displays are manufactured directly by the Company based on the clients' specifications, or designed jointly with the Company's highly experienced personnel. The Company believes its ability to offer a full range of products and design, engineering and support services are unique in the market place, and are important to its future prospects for growth.

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

         During 2000, the Company spent approximately $455,000 on engineering and product development activities, as compared to approximately $544,000 in fiscal 1999. The decline is mainly due to the cancellation of several product development efforts in 1999. The Company feels its success will depend, in large part, on its ability to continue to improve and enhance its existing products as well as develop new products and applications for its technologies. In addition, the Company believes it must improve gross margins on all product lines through engineering and research.

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

EMPLOYEES

         At March 1, 2001, the Company had 64 full-time employees, including 5 in research and development, 12 in sales, marketing and customer service, 12 in finance and administration and 35 in production and quality control. None of the Company's employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2. Description of Property.

         The Company's executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $582,000 in 2000. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's facilities.

Item 3. Legal Proceedings.

         On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the "Defendants"). This is an industrial espionage action in state court. The Company has made various allegations against the twenty-two defendants, individually and collectively. These allegations include fraud, breach of contract, breach of fiduciary duty, tortious interference with existing business relationships, tortious interference with contractual relationships, tortious interference with prospective business advantage, unjust enrichment, violations of Florida's Uniform Trade Secrets Act, civil conspiracy, violations of Florida's RICO Act and other conduct sufficient to provide grounds for replevin and other equitable relief (i.e., accounting, constructive trust and injunctive relief). The Defendants have been enjoined from further violating their respective non-compete and confidentiality agreements with the Company. They are also prohibited from the exploitation of business opportunities or prospective business opportunities of the Company and enjoined from any and all acts, omissions or behavior which in any way has an adverse effect on the Company's property interests. Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely have been dismissed from the litigation by the Company. One of the Defendants, Marsam Trading Corporation, which filed for bankruptcy in November 1999, was recently granted a dismissal from its Chapter 11 action, thus lifting the automatic stay that otherwise shields a debtor from any state court actions against it. This will enable the Company to proceed against Marsam in court. Discovery has begun and investigation is ongoing. At this time, Defendants Jack Caruso, Samson Wu, Susan Wu, Thomas Wu, David Winkler, Optic-Tech International Corporation and Tony Lee have invoked their Fifth Amendment right to protection from self-incrimination. These defendants attempted to stay the civil action pending the resolution of pending criminal charges against them, but their motion to stay was denied. Discovery (subject to the limitations prescribed by the Fifth Amendment privilege) and investigation is ongoing. As of May 15, 2000 Jose Rosario Cruz and Ronald Elgin Simon have been dismissed as parties in the case, while New England Electric Wire Corporation and WPI Group, Inc. a/k/a WPI Electronics, Inc. were added as parties for breaches of contract which relate to the claims against the other party defendants. On September 19, 2000 the Fifth District Court of Appeal ruled against the defendants in their appeal regarding their motion to dissolve the temporary injunction order. On November 17, 2000 the Company moved to recuse the Circuit Court judge presiding over the case upon discovering conduct on his part that gave the Company a reasonable fear to obtain a fair trial. The judge denied the motion, as well as a subsequent motion to recuse. The Company appealed to the Fifth District Court of Appeal, but its request for relief was denied. Discovery is ongoing. The case has not yet been scheduled for trial. Plans are to vigorously pursue this lawsuit.

         In September 1999, WPI Electronics (`WPI") filed a lawsuit against the Company for breach of contract in the United States District court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods and claiming approximately $576,000 in damages. The Company filed a motion to dismiss this action and a separate action against WPI in the U.S. District Court for the Middle District of Florida claiming that the goods delivered by WPI were defective and claiming approximately $1,647,000 in damages including recovery of inventory on hand and goods previously returned but already paid approximating $198,000. These cases have now been consolidated in New Hampshire and the Company intends to aggressively defend against WPI's claims and pursue its claims.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         (a) Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the average of the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 2000 and 1999 as reported by The Nasdaq Stock Market, Inc.

                                               Bid Prices
                                             --------------
                                             High       Low
                                             ----       ---
                 Year ended
                 December 31, 2000
                 -----------------
                 First Quarter              9-7/8        6
                 Second Quarter             8-3/8      7-5/8
                 Third Quarter                8          7
                 Fourth Quarter             7-3/4      5-1/2

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

         (b) The number of holders of record of the Company's Class A Common Stock as of March 13, 2001 was 38.

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

         Results of Operations

         Revenues

         Revenues are derived primarily from sales of SIDE-GLOW(R) and END GLOW(R) fiber optic cables, light sources, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Revenues for 2000 were approximately $11,654,000 as compared to $9,809,000 during the preceding year, an increase of approximately $1,845,000 or 19%. The increase was primarily the result of growth in pool and spa, as well as the architectural market, which increased 87% and 29% respectively over 1999. Both international and sign revenues decreased 23% as compared to 1999.

         The Company derived approximately 28% of its total revenues from Hayward in 2000 compared to approximately 19% in 1999. The Company was recently notified by Hayward of an alleged intentional violation by the Company of the distributorship agreement to which the Company and Hayward are parties as a result of the Company's sale of its products into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. Hayward has informed the Company that it believes that the alleged violation is a material and non-curable breach of the distributorship agreement. As a result, the Company and Hayward have commenced negotiations with respect to the alleged breach and the terms of their relationship. The Company expects that these negotiations will lead to the termination of this relationship and the distributorship agreement; however, there can be no assurance that the parties will be able to negotiate an acceptable agreement regarding the foregoing.

         Gross Margin

         Gross margin for 2000 increased to approximately $3,736,000, a 7% increase over 1999. The gross margin percentage was 32% as compared to 36% in 1999. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The decrease in gross margin percentage from 1999 was mainly due to a lower mix of cable sales as well as an increase in the reserve for potentially slow moving or obsolete inventory. Cable sales accounted for approximately 40% of revenues for 2000, as compared to 49% for 1999. The margin decline was further impacted by the fact that approximately $1,318,000 and 28% of cable related products were sold to Hayward Pool Products, who receives a significant discount from list price, based on the current distributorship agreement, as compared to approximately $986,000 and 21% for 1999. Excluding the increase in the inventory reserve of approximately $111,000, gross margin was approximately $3,847,000 or 33%.

         Selling, General and Administrative Expenses

         Selling, general and administrative expenses for 2000 were approximately $3,323,000 and 29% of revenues compared to approximately $2,978,000 and 30% of revenues for 1999, an increase of approximately $345,000 and 12% from the preceding year. An increase in legal fees relating to the patent infringement of the Company's fiber optic cable was the major contributing factor to the expense increase over 1999.

         Research and Development

         Research and development costs were approximately $455,000 for 2000 compared to approximately $544,000 for 1999, a decrease of 16%. Research and development costs are expensed as incurred, primarily in advance of any related sales and in some cases may not ultimately generate sales. The decline from 1999 was primarily due to the cancellation of product development efforts in mid 1999. Research and development expense represented approximately 4% of revenues in 2000 as compared to 6% in 1999.

         Interest

         The Company had interest income for 2000 of approximately $187,000 compared to approximately $131,000 for 1999 due to higher average cash balances during the year. Interest expense of approximately $439,000 compared to approximately $444,000 for 1999 related to a capital lease concerning the Company's facility in Orlando, Florida.

         Income Tax

         The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2000 or 1999.

         Net Loss

         The net loss for 2000 was approximately $(259,000), or $(0.10) per diluted share, compared to a net loss of approximately $(356,000) or $(0.14) per diluted share, for 1999. The decrease in the net loss was due to the increase in gross margin offset by higher selling, general and administrative expense and lower non-operating expense.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had working capital of approximately $6,010,000.

         Operating Activities

         Net cash provided by operations amounted to approximately $799,000 for the year ended December 31, 2000 as compared to approximately $58,000 for the year ended December 31, 1999. The increase in accounts payable of approximately $395,000 due to the timing of payments to suppliers was offset by an increase in prepaid expense and inventory for a combined amount of approximately $69,000 and $ 158,000 respectively.

         The most significant use of cash in 1999 was the increase in accounts receivable of approximately $1,123,000 mainly due to increased sales volume as compared to 1998, particularly in the fourth quarter of 1999. The increase in accounts receivable in 1999 was partially offset by an increase in accounts payable of approximately $584,000 due to the timing of payments to suppliers and a decrease in inventory of approximately $200,000 due to the cancellation and postponement of material orders.

         Cash Flows from Investing Activities

         Net cash used by investing activities for the years ended December 31, 2000 and 1999 amounted to approximately $310,000 and $1,675,000 respectively. Capital expenditures of approximately $247,000 for tooling, leasehold improvements in connection with the construction of the Company's new showroom, computer and office equipment and trade show fixtures accounted for most of the investing activities for 2000.

         The purchase of long-term investments in corporate bonds (approximately $997,000) and short term fixed income mutual fund (approximately $370,000) accounted for the primary use of cash from investing activities in 1999. The corporate bonds mature on August 1, 2001 and earn interest at the rate of 7%; the short term fixed income fund earns a fixed rate of interest at the current level of 7.56%. The Company also used cash in the amount of approximately $284,000 in 1999 principally to upgrade manufacturing tooling and equipment.

         Cash Flows from Financing Activities

         Payments on capital lease obligations in the amount of approximately $47,000 were offset by approximately $58,000 in proceeds from the exercise of employee stock options in 2000.

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

RECENT ACCOUNTING PRINCIPLES

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

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

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on operating results or the financial position of the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following additional factors to consider. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate",

"believe", "estimate", "predict", "forecast", "intend", or "potential". Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange Commission ("SEC") filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

         Reliance on International Markets. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. However, because approximately 17% of the Company's revenues is derived from sales in international markets, drastic negative changes in foreign economic conditions could have a material adverse effect on the Company's financial results.

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

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999           F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999                                           F-4

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000 and 1999                                       F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999                                           F-6

Notes to Consolidated Financial Statements                             F-8

Item 8. Changes in and disagreements with accountants on accounting and financial disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         See the sections captioned "Information About Directors and Executive Officers" and "Proposal 1: Elect Six Directors" included in the Company's proxy statement in connection with its Annual Meeting of stockholders to be held on May 4, 2001, which sections are incorporated herein by reference.

Item 10. Executive Compensation

         See the sections captioned "Information About Directors and Executive Officers," "Summary Compensation Table," "Aggregate Option Exercises During 2000 and Year-end Option Values," and "1994 Stock Option Plan" included in the Company's proxy statement in connection with its Annual Meeting of stockholders to be held on May 4, 2001, which sections are incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         See the section captioned "Information About Super Vision International, Inc. Common Stock Ownership" included in the Company's proxy statement in connection with its Annual Meeting of stockholders to be held on May 4, 2001, which section is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         See the section captioned "Arrangements with Officers and Directors" included in the Company proxy statement in connection with its Annual Meeting of stockholders to be held on May 4, 2001, which section is incorporated herein by reference.

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

                  21       Subsidiaries of the Registrant (7)

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

         (4) Incorporated by reference from the Company's Form 10-QSB for the quarter ended September 30, 1997 (File No. 0-23590)

         (5) Incorporated by reference from the Company's Form 10-QSB/A for the quarter ended September 30, 1998 (File No. 0-23590)

         (6) Incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 1997 (File No. 0-23590)

         (7)      Filed herewith (in electronic format only)

(b) Reports on Form 8-K. The Company did not file any report on Form 8-K during the fourth quarter of 2000.

                        SUPER VISION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----
Report of Independent Certified Public Accountants
  - Ernst & Young LLP                                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999              F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999                                              F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000 and 1999                                              F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999                                              F-6

Notes to Consolidated Financial Statements                                F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.

We have audited the accompanying consolidated balance sheets of Super Vision International, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. and its subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP


Orlando, Florida
March 7, 2001

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                     ASSETS                                         2000              1999
                                                                                 ------------     ------------
Current Assets:
  Cash and cash equivalents                                                      $  1,673,639     $  1,172,855
  Investments                                                                       1,398,517          369,916
  Trade accounts receivable, less allowance for
     Doubtful accounts of $146,693 and $133,819 at
     December 31, 2000 and 1999, respectively                                       2,024,701        2,039,042
  Inventories, less reserve of $411,474 and $300,686
    at December 31, 2000 and 1999, respectively                                     2,302,154        2,254,533
  Advances to employees                                                                    --            3,081
  Prepaid expense                                                                      83,348           14,251
  Other assets                                                                         26,000           12,557
                                                                                 ------------     ------------
                  Total current assets                                              7,508,359        5,866,235
                                                                                 ------------     ------------
Property and Equipment:
  Machinery and equipment                                                           1,641,962        1,573,769
  Furniture and fixtures                                                              453,661          423,466
  Computers                                                                           768,476          735,655
  Vehicles                                                                             36,620           16,581
  Leasehold improvements                                                              976,646          909,246
  Property held under capital lease                                                 3,081,000        3,081,000
                                                                                 ------------     ------------
                                                                                    6,958,365        6,739,717
  Accumulated depreciation and amortization                                        (2,271,136)      (1,641,034)
                                                                                 ------------     ------------
                  Net property and equipment                                        4,687,229        5,098,683

Investments                                                                                --          997,740
Goodwill, less accumulated amortization of $4,679 and $936 at
    December 31, 2000 and 1999, respectively                                           21,524           25,268
Patents and trademarks less amortization of $41,028 and
    $29,441 at December 31, 2000 and 1999, respectively                               134,321          113,456
Other assets                                                                          160,327          172,273
                                                                                 ------------     ------------
                                                                                 $ 12,511,760     $ 12,273,655
                                                                                 ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                               $  1,317,007     $    922,245
  Accrued compensation and benefits                                                    86,918           69,104
  Deposits                                                                             25,753           30,542
  Current portion of obligation under capital lease                                    68,388           46,788
                                                                                 ------------     ------------
                  Total current liabilities                                         1,498,066        1,068,679

Obligation under capital lease                                                      3,060,556        3,128,944

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    Authorized, none issued                                                                --               --
  Class A common stock, $.001 par value, authorized
    16,610,866 shares, 2,065,543 and 2,054,102 issued and
    outstanding at December 31, 2000 and 1999, respectively                             2,066            2,054
  Class B common stock, $.001 par value, 3,389,134 shares
    Authorized, 483,264 issued and outstanding at December
    31, 2000 and 1999, respectively                                                       483              483
Accumulated other comprehensive loss                                                   (9,938)              --
Additional paid-in capital                                                         10,520,808       10,374,565
Accumulated deficit                                                                (2,560,281)      (2,301,070)
                                                                                 ------------     ------------
                  Total stockholders' equity                                        7,953,138        8,076,032
                                                                                 ------------     ------------
                                                                                 $ 12,511,760     $ 12,273,655
                                                                                 ============     ============

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended
                                                           December 31,
                                                      2000             1999
                                                  ------------     ------------
Revenues                                          $ 11,654,167     $  9,809,260

Cost and Expenses:
  Cost of sales                                      7,918,273        6,327,123
  Selling, general and administrative                3,322,547        2,978,481
  Research and development                             455,447          544,256
                                                  ------------     ------------
                   Total costs and expenses         11,696,267        9,849,860
                                                  ------------     ------------
Operating loss                                         (42,100)         (40,600)

Non-operating income (expense):
  Interest income                                      186,693          131,283
  Other Income                                          34,023               --
  Gain on sale of investments                           15,725               --
  Interest expense                                    (438,792)        (443,930)
  Loss on disposal of property and equipment           (14,760)          (2,494)
                                                  ------------     ------------
                   Total non-operating expense        (217,111)        (315,141)
                                                  ------------     ------------

Loss before income taxes                              (259,211)        (355,741)
Income taxes                                                --               --
                                                  ------------     ------------
Net loss                                          $   (259,211)    $   (355,741)
                                                  ============     ============
Loss Per Common Share:
  Basic                                           $      (0.10)    $      (0.14)
                                                  ============     ============
  Diluted                                         $      (0.10)    $      (0.14)
                                                  ============     ============

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Common Stock
                                        -------------------------------------------------------
                                                  Class A                     Class B
                                        ---------------------------  --------------------------
                                           Shares         Amount        Shares        Amount
                                        ------------   ------------  ------------  ------------
Balance, January 1, 1999                   2,020,418   $      2,020       483,264  $        483

  Issuance of common stock warrants               --             --            --            --

  Common stock issued in connection
     with acquisition                         31,250             31            --            --

  Exercise of employee stock options           2,434              3            --            --

Net loss                                          --             --            --            --
                                        ------------   ------------  ------------  ------------
Comprehensive loss

Balance, December 31, 1999                 2,054,102   $      2,054       483,264  $        483

  Issuance of common stock warrants               --             --            --            --

  Exercise of employee stock options          11,441             12            --            --

  Net Loss                                        --             --            --            --

 Unrealized loss on available-for-sale
   securities                                     --             --            --            --
                                        ------------   ------------  ------------  ------------
Comprehensive loss

Balance, December 31, 2000                 2,065,543   $      2,066       483,264  $        483
                                        ============   ============  ============  ============
                                                                                     Accumulated
                                         Additional                                     Other          Total
                                          Paid-in       Accumulated  Comprehensive   Stockholders'  Comprehensive
                                          Capital         Deficit         Loss          Equity          Loss
                                        ------------   ------------   ------------   ------------   ------------
Balance, January 1, 1999                $ 10,236,139   $ (1,945,329)  $         --   $  8,293,313   $         --

  Issuance of common stock warrants           (4,377)            --             --         (4,377)            --

  Common stock issued in connection
     with acquisition                        132,781             --             --        132,812             --

  Exercise of employee stock options          10,022             --             --         10,025             --

Net loss                                          --       (355,741)            --       (355,741)      (355,741)
                                        ------------   ------------   ------------   ------------   ------------
Comprehensive loss                                                                                  $   (355,741)
                                                                                                    ============
Balance, December 31, 1999              $ 10,374,565   $ (2,301,070)  $         --   $  8,076,032

  Issuance of common stock warrants           87,816             --             --         87,816

  Exercise of employee stock options          58,427             --             --         58,439

  Net Loss                                        --       (259,211)            --       (259,211)      (259,211)

 Unrealized loss on available-for-sale
   securities                                     --             --   $     (9,938)        (9,938)        (9,938)
                                        ------------   ------------   ------------   ------------   ------------
Comprehensive loss                                                                                  $   (269,149)
                                                                                                    ============
Balance, December 31, 2000              $ 10,520,808   $ (2,560,281)  $     (9,938)  $  7,953,138
                                        ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended
                                                                                      December 31,
                                                                                  2000            1999
                                                                               -----------     -----------
Cash Flows from Operating Activities:
     Net loss                                                                  $  (259,211)    $  (355,741)

      Adjustments to reconcile net loss to net cash provided by
      operating activities:
                 Depreciation                                                      642,966         595,998
                 Net loss on disposal of property and equipment                     14,760           2,494
                 Amortization of intangible assets and goodwill                     15,331          10,225
                 Increase in inventory reserve                                     110,788         144,871
                 Increase in other assets                                          (10,362)        (64,663)
                 Unrealized loss on available-for-sale securities                   (9,938)             --
                 Common stock warrants expense                                      87,816              --
                 Changes in operating assets and liabilities, net
                    of effects of acquisition in 1999:
                         (Increase) decrease in:
                              Accounts receivable, net                              14,341      (1,123,472)
                              Inventory                                           (158,409)        199,609
                              Prepaid expense                                      (69,097)         86,558
                              Other assets and advances to employees                11,946          17,378
                         Increase (decrease) in:
                              Accounts payable                                     394,762         583,545
                              Accrued compensation and benefits                     17,814         (65,319)
                              Deposits                                              (4,789)         26,091
                                                                               -----------     -----------
                        Total adjustments                                        1,057,929         413,315
                                                                               -----------     -----------
                        Net cash provided by operating activities                  798,718          57,574
                                                                               -----------     -----------
Cash Flows from Investing Activities:
     Purchase of investments                                                       (30,861)     (1,367,656)
     Purchase of property and equipment                                           (247,204)       (283,773)
     Proceeds from disposal of equipment and furniture                                 932           1,327
     Acquisition of patents and trademarks                                         (32,452)        (25,124)
                                                                               -----------     -----------
                        Net cash used in investing activities                     (309,585)     (1,675,226)
                                                                               -----------     -----------
Cash Flows from Financing Activities:
     Cost of issuance of common stock warrants                                          --          (4,377)
     Proceeds from exercise of employee stock options                               58,439          10,025
     Payments on capital lease obligation                                          (46,788)        (13,283)
     Proceeds from short term borrowings                                                --         404,715
     Payments on short term borrowings                                                  --        (404,715)
                                                                               -----------     -----------
                        Net cash provided by (used in) financing activities         11,651          (7,635)
                                                                               -----------     -----------
Net Increase (Decrease) in Cash and Cash Equivalents                               500,784      (1,625,287)

Cash and Cash Equivalents, beginning of period                                   1,172,855       2,798,142
                                                                               -----------     -----------
Cash and Cash Equivalents, end of period                                       $ 1,673,639     $ 1,172,855
                                                                               ===========     ===========
Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
     Interest                                                                  $   438,722     $   432,645
                                                                               ===========     ===========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                         Year Ended
                                                                         December 31,
                                                                      2000          1999
                                                                   ----------    ----------
Supplemental Disclosure of Cash Flow Information Continued:

Non-Cash Investing Activities:

               Assets acquired through issuance of common stock            --    $  132,812
                                                                   ==========    ==========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

         At December 31, 2000 and 1999 investments were comprised of U.S. Corporate Securities and equity securities of approximately $1,008,000 and $391,000, respectively as compared to $1,021,000 and $371,000, respectively at December 31, 1999. The investment in U.S. Corporate Securities matures in 2001.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

         INVESTMENTS - continued

         The amortized cost, unrealized losses, and fair values of the Company's available-for-sale securities held at December 31, 2000 are summarized as follows:

                                                               Gross        Estimated
                                 Amortized                   Unrealized       Fair
                                   Costs          Costs        Losses         Value
                                 -----------------------------------------------------
Available-for-sale securities    $  400,634    $  400,634    $   (9,938)    $  390,696

Hold-to-maturity securities      $1,007,821    $1,033,200    $   (7,620)    $1,000,201

         There were no material unrealized gains or losses on securities at December 31, 1999.

         RECENT ACCOUNTING PRONOUNCEMENTS - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material effect on the Company's operations or financial position.

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

         SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on operating results or the financial position of the Company.

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

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

         INTANGIBLE ASSETS AND GOODWILL - Intangible assets, which are recorded at cost, consist of patents and trademarks which are owned by the Company and are being amortized over their contractual lives using the straight-line method. Goodwill represents the excess cost of the acquired business over the fair value of net assets acquired and is being amortized on a straight line basis over 7 years. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

2.       INVENTORIES:

         Inventories consist of the following:
                                                          December 31,
                                                     2000              1999
                                                  -----------      -----------
            Raw materials                         $ 1,759,504      $ 1,770,519
            Work in process                            12,461          105,428
            Finished goods                            941,663          679,272
                                                  -----------      -----------
                                                    2,713,628        2,555,219
            Less: Reserve for inventories            (411,474)        (300,686)
                                                  -----------      -----------
                            Net inventories       $ 2,302,154      $ 2,254,533
                                                  ===========      ===========

3.       CAPITAL LEASE OBLIGATION:

         The Company leases its operating facility from a corporation owned by the Company's chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

                    Office/Warehouse building                $ 3,081,000
                    Less accumulated amortization               (718,900)
                                                             -----------
                                                             $ 2,362,100
                                                             ===========

         At December 31, 2000, future minimum lease payments for the capital lease are as follows:

         Year ending December 31:
                    2001                                     $   598,481
                    2002                                         610,596
                    2003                                         628,404
                    2004                                         641,127
                    2005                                         659,821
                    2006 and thereafter                        4,604,030
                                                             -----------
                    Minimum lease payments                     7,742,459
                    Less amount representing interest
                         and executory costs                  (4,613,515)
                                                             -----------
                    Present value of net minimum lease
                         payments under capital lease        $ 3,128,944
                                                             ===========

         Deposits paid under this lease agreement totaled $58,167 at December 31, 2000 and 1999. The Company's lease payments, including interest and executory costs were $581,520 and $553,097 in 2000 and 1999, respectively.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

4.       FINANCIAL INSTRUMENTS AND CREDIT RISKS:

         The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and investments. The Company places its cash, cash equivalents and investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash, cash equivalents and investments in money market funds, and debt securities with a major brokerage firm. These funds are uninsured. The total amount invested in money market funds at December 31, 2000 and 1999 was $1,035,817 and $820,047 respectively. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

5.       INCOME TAXES:

         As of December 31, 2000, the Company had approximately $1,662,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2019.

         Components of deferred tax assets (liabilities) are as follows:

                                                          December 31,
                                                      2000            1999
                                                  -----------      -----------
              Accounts receivable                 $    55,201      $    50,356
              Inventories                             208,015          161,294
              Accrued expenses                         52,194           20,701
              Depreciation                            (58,439)         (79,330)
              Stock warrants                           71,579           40,181
              Other                                    10,344            7,423
              Tax credits                              11,157           11,157
              Net operating loss carry forwards       625,250          675,519
                                                  -----------      -----------
                                                      975,301          887,301
              Valuation allowance                    (975,301)        (887,301)
                                                  -----------      -----------
                                                  $        --      $        --
                                                  ===========      ===========

         In accordance with SFAS No. 109, "Accounting for Income Taxes", valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $ 975,301 at December 31, 2000.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

5.       INCOME TAXES (continued):

         The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2000 and 1999:

                                                           2000                       1999
                                                  ----------------------     ----------------------
                                                    Amount         %           Amount          %
                                                  ---------     --------     ---------     --------
Tax benefit computed at statutory federal rate    $ (88,131)      (34.00)%   $(120,952)      (34.00)%

State tax benefit                                    (8,432)       (3.25)      (12,158)       (3.42)

Change in valuation allowance                        88,000        33.95       126,041        35.43

Non-deductible expenses                               9,694         3.74         7,069         1.99

Other, net                                           (1,131)        (.44)           --           --
                                                  ---------     --------     ---------     --------
Income tax expense                                $      --           --     $      --           --
                                                  =========     ========     =========     ========

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

6.       CAPITAL STOCK:

         CLASS A COMMON STOCK - At December 31, 2000 the Company has reserved Class A Common Stock for issuance in relation to the following:

                     Employee Stock Options                     450,000
                     Conversion of Class B Common Stock         483,264

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

         In addition, the Company has 567,504 warrants outstanding in connection with the capital transactions described below.

         The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock to the Kingstone Family Limited Partnership II ("KFLP II"), of which Chairman and Chief Executive Officer of the Company, Brett Kingstone, controls and is the general partner. The warrant was granted on March 31, 1997, and expires March 31, 2007. KFLP II has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Cooper Lighting, Inc. ("Cooper"). KFLP II has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Hayward Industries, Inc. ("Hayward").

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

6.       CAPITAL STOCK (continued):

         CAPITAL STOCK TRANSACTIONS - On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE") pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. The Company incurred issuance costs associated with this transaction of $4,377 in 1999. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada to the Company's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper and Cooper Canada have collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five year period, renewable after such period. Cooper was also granted a ten year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Company at $8.02 per share. The warrant expires November 23, 2008. Vesting of these warrants is tied to achievement of annual minimum purchase commitments as defined in the Distributorship Agreement.

         Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and would not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's' Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market terminated. As of December 31, 2000, Cooper did not have any vested warrants in relation to achievement of annual minimum purchase commitments.

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

         The Company had sales to Cooper and Cooper Canada in the amount of $1,372,493 and $106,458 respectively during 2000, as compared to $2,327,392 and $274,603 respectively during 1999. Trade accounts receivable from Cooper and Cooper Canada amounted to $29,920 and $73,506 respectively as of December 31, 2000, as compared to $350,563 and $202,166 respectively as of December 31, 1999.

         On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants is tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 2000, total vested warrants in relation to Hayward's achievement of annual minimum purchase commitments is 199,584. Additionally, the Company issued 522,000 warrants to Hayward, as well as certain other pre-emptive rights, intended to ensure that Hayward's ownership of the Company does not fall below 10% of the Company's publicly traded shares. These warrants expired in May 1999. As of December 31, 1999, 28,837 warrants were exercisable as defined in the Stock Purchase Agreement.

         The Company had sales of $3,290,337 and $1,858,884 to Hayward during 2000 and 1999, respectively. Trade accounts receivable includes $458,919 and $444,908 due from Hayward at December 31, 2000 and 1999, respectively.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

6.       CAPITAL STOCK (continued):

         CAPITAL STOCK TRANSACTIONS (continued):

         The Company derived approximately 28% of its total revenues from Hayward in 2000 compared to approximately 19% in 1999. The Company was recently notified by Hayward of an alleged intentional violation by the Company of the distributorship agreement to which the Company and Hayward are parties as a result of the Company's sale of its products into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. Hayward has informed the Company that it believes that the alleged violation is a material and non-curable breach of the distributorship agreement. As a result, the Company and Hayward have commenced negotiations with respect to the alleged breach and the terms of their relationship. The Company expects that these negotiations will lead to the termination of this relationship and the distributorship agreement.

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

         The following table summarizes activity of the stock option plan for the years ended December 31, 2000 and 1999:

                                   Options       Number of        Weighted
                                Available for     Shares           Average
                                Future Grant   Under Option     Option Price
                                  --------       --------         --------
    Balance, January 1, 1999       110,368        284,429

      Options granted             (111,500)       111,500         $   4.58
      Options exercised                 --         (2,434)        $   4.15
      Options cancelled            105,116       (105,116)        $   7.15
                                  --------       --------
    Balance, December 31, 1999     103,984        288,379

      Options granted              (86,650)        86,650         $   7.23
      Options exercised                 --        (11,441)        $   5.12
      Options cancelled             36,587        (36,587)        $   5.86
                                  --------       --------
    Balance, December 31, 2000      53,921        327,001
                                  ========       ========

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

         7.       STOCK OPTION PLAN (continued):

         The weighted average fair value of options granted during 2000 and 1999 was $3.25 and $1.69 per option, respectively. At December 31, 2000, the 327,001 options outstanding under the plan are summarized in the following table:

                                                  Weighted          Weighted
           Option            Range of              Average           Average
           Shares         Exercise Prices      Exercise Price     Remaining Life
         -----------     -----------------        ---------          --------
           125,101         $3.28 - $5.25            $4.45              7.19
            74,250         $5.31 - $7.25            $6.37              7.08
           127,650         $7.38 - $9.31            $8.25              7.22

         Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 2000, 213,639 options were vested and exercisable. These options are summarized below:

                                                  Weighted          Weighted
           Option            Range of              Average           Average
           Shares         Exercise Prices      Exercise Price     Remaining Life
         -----------     -----------------        ---------          --------
           88,035          $3.28 - $5.25            $4.52              7.65
           46,452          $5.31 - $7.25            $6.50              7.22
           79,152          $7.38 - $9.31            $8.30              6.57

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

                                         2000             1999
                                      -----------     -----------
                   Net  loss:
                     As reported      $  (259,211)    $  (355,741)
                     Proforma loss    $  (408,929)    $  (548,437)

                   Basic EPS:
                     As reported      $     (0.10)    $     (0.14)
                     Proforma loss    $     (0.16)    $     (0.22)

                   Diluted EPS:
                     As reported      $     (0.10)    $     (0.14)
                     Proforma loss    $     (0.16)    $     (0.22)

         These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 35% based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

 8.      SIGNIFICANT CUSTOMERS/EXPORT SALES:

         Sales to foreign markets and significant customers as a percentage of the Company's total revenues were as follows:

                                                   2000           1999
                                                 --------       --------
                 Foreign markets                   25%            26%

                 Significant customers             41%            45%

9.       LOSS PER SHARE:

         The following table sets for the computation of basic and diluted earnings per share:

                                                   2000            1999
                                               -----------     -----------
     Numerator:
     Net loss (numerator for basic and
        Diluted loss per share)                $  (259,211)    $  (355,741)
                                               ===========     ===========
     Denominator:
     Denominator for basic loss  per share
        -weighted average shares                 2,544,005       2,504,583

     Effect of dilutive securities:
        Options                                         --              --
        Warrants                                        --              --
                                               -----------     -----------
        Dilutive potential shares                       --              --
                                               -----------     -----------
     Denominator for diluted loss per share
        -adjusted weighted average shares        2,544,005       2,504,583
                                               ===========     ===========
     Basic loss  per share                     $     (0.10)    $     (0.14)
                                               ===========     ===========
     Diluted loss  per share                   $     (0.10)    $     (0.14)
                                               ===========     ===========

         The employee stock options and certain warrants issued to Hayward (see Notes 6 and 7) are not included in the computation of loss per share for 2000 and 1999 because the related shares are contingently issuable or to do so would have been anti-dilutive. The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward and the escrowed shares (see Notes 6 and 7) are not included in the computation of loss per share for 2000 and 1999 because the related shares are contingently issuable or to do so would have been anti-dilutive.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2000

10.      BENEFIT PLANS:

         The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to
         Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50%, of the participants' contributions, to a maximum of 3% of the participants' salary, totaling $37,463 and $29,874 for 2000 and 1999, respectively.

         The Company has established a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees were $65,029 and $33,049 for 2000 and 1999, respectively.

11.      ADVERTISING COSTS:

         The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses included in selling, general and administrative expenses were approximately $206,400 and $193,300 for the years ended December 31, 2000 and 1999, respectively.

12.      CONTINGENCIES:

         In September 1999, WPI Electronics (`WPI") filed a lawsuit against the Company for breach of contract in the United States District court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods and claiming approximately $576,000 in damages. The Company filed a motion to dismiss this action and a separate action against WPI in the U.S. District Court for the Middle District of Florida claiming that the goods delivered by WPI were defective and claiming approximately $1,646,000 in damages including recovery of inventory on hand and goods previously returned but already paid approximating $198,000. The Company intends to defend the lawsuit vigorously. Due to the status of the litigation proceedings management is unable to estimate the possible loss or recovery or range of loss or recovery, if any at this time.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SUPER VISION INTERNATIONAL, INC.

Date: March 22, 2001                      By: /s/ BRETT M. KINGSTONE
                                             -----------------------------------
                                              Brett M. Kingstone - Chairman,
                                              Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ BRETT M. KINGSTONE                               March 22, 2001
------------------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, Chief
Executive Officer
(Principal Executive Officer)


/s/ LARRY J. CALISE                                  March 22, 2001
------------------------------------------
Larry J. Calise - Chief Financial Officer
(Principal Financial and Accounting
Officer)


/s/ EDGAR PROTIVA                                    March 22, 2001
------------------------------------------
Edgar Protiva - Director


/s/ ERIC PROTIVA                                     March 22, 2001
------------------------------------------
Eric Protiva - Director


/s/ BRIAN MCCANN                                     March 22, 2001
------------------------------------------
Brian McCann - Director


/s/ ANTHONY CASTOR                                   March 22, 2001
------------------------------------------
Anthony Castor - Director


/s/ FRITZ ZECK                                       March 22, 2001
------------------------------------------
Fritz Zeck - Director

                                  EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 21.0          Subsidiaries of the Registrant

 23.1          Consent of Ernst & Young LLP