Form 10QSB
period 2001-03-31
SUPER VISION INTERNATIONAL INC
filed 2001-05-15
CIK 917523

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  __________

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

                          Commission File No. 0-23590

                       SUPER VISION INTERNATIONAL, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                               59-3046866
    (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                             8210 Presidents Drive
                            Orlando, Florida  32809
              (Address of Principal Executive Offices) (Zip Code)

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

                                    Yes   X       No ____
                                        -----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                              Outstanding at May 10, 2001:
Class A Common Stock, $.001
 par value                                    2,078,676 shares
Class B Common Stock, $.001
 par value                                      483,264 shares

                 Transitional Small Business Disclosure Format
                         Yes ___        No    X
                                             ---

                       Super Vision International, Inc.

                             Index to Form 10-QSB

PART I.        FINANCIAL INFORMATION                                                            Page
          Item 1.  Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of March 31, 2001
                      (unaudited) and December 31, 2000                                            1

                    Condensed Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2001 and 2000 (unaudited)                       2

                    Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2001 and 2000 (unaudited)                       3

                    Notes to Condensed Consolidated Financial Statements (unaudited)               4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                    8

PART II.       OTHER INFORMATION

          Item 1.   Legal Proceedings                                                             10

          Item 6.   Exhibits and Reports on Form 8-K                                              10

SIGNATURES                                                                                        11

Super Vision International, Inc.
Condensed Consolidated Balance Sheets

                                                                    (Unaudited)
                                                                     March 31,             December 31,
                                                                        2001                   2000
                                                                   ---------------       -----------------
                            ASSETS
Current Assets:
    Cash and cash equivalents                                      $  1,269,650          $     1,673,639
    Investments                                                       1,399,873                1,398,517
    Trade accounts receivable, less allowance for
       doubtful accounts of $146,693 at March 31, 2001
       and December 31, 2000 respectively                             2,475,421                2,024,701
    Inventories less reserve of $400,007 at March 31,
       2001 and $411,474 at December 31, 2000                         2,282,057                2,302,154
    Prepaid expense                                                     146,401                   83,348
    Other assets                                                         36,106                   26,000
                                                                   ---------------       -----------------
         Total current assets                                         7,609,508                7,508,359
                                                                   ---------------       -----------------

Property and Equipment                                                7,000,508                6,958,365
    Accumulated depreciation and amortization                        (2,432,890)              (2,271,136)
                                                                   ---------------       -----------------
         Net property and equipment                                   4,567,618                4,687,229

Goodwill, less accumulated amortization of $4,991 at
    March 31, 2001 and $4,679 at December 31, 2000                       21,212                   21,524
Patents and trademarks, less amortization of $44,533 at
    March 31, 2001 and $41,028 at December 31, 2000                     135,812                  134,321
Other assets                                                            161,446                  160,327
                                                                   ---------------       -----------------
                                                                   $ 12,495,596          $    12,511,760
                                                                   ===============       =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                               $  1,366,336          $     1,317,007
    Accrued compensation and benefits                                       745                   86,918
    Deposits                                                             36,510                   25,753
    Current portion of obligation under capital lease                    76,933                   68,388
                                                                   ---------------       -----------------
         Total current liabilities                                    1,480,524                1,498,066

Obligation Under Capital Lease                                        3,039,816                3,060,556

Stockholders' Equity:
    Preferred stock, $.001 par value, 5,000,000 shares
       Authorized, none issued                                               --                       --
    Class A common stock, $.001 par value, authorized
       16,610,866 shares, 2,065,543 issued and outstanding                2,066                    2,066
    Class B common stock, $.001 par value, authorized
       3,389,134 shares, 483,264 issued and outstanding                     483                      483
    Accumulated other comprehensive loss                                 (9,938)                  (9,938)
    Additional paid-in-capital                                       10,520,808               10,520,808
    Accumulated deficit                                              (2,538,163)              (2,560,281)
                                                                   ---------------       -----------------
         Total stockholders' equity                                   7,975,256                7,953,138
                                                                   ---------------       -----------------
                                                                   $ 12,495,596          $    12,511,760
                                                                   ===============       =================

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited


                                                                       Three Months
                                                                      Ended March 31,
                                                                   2001              2000
                                                              -------------     --------------
Revenues                                                      $   3,416,147     $    2,527,281

Cost and Expenses:
     Cost of sales                                                2,283,357          1,794,821
     Selling, general and administrative                            939,507            594,833
     Research and development                                        97,827            100,457
                                                              -------------      -------------
          Total costs and expenses                                3,320,691          2,490,111

Operating Income                                                     95,456             37,170

Non-Operating Income (Expense):
     Interest income                                                 40,601             42,987
     Interest expense                                              (109,185)          (110,318)
     Loss on investment                                              (4,754)                --
     Other Income                                                        --             15,500
                                                              -------------      -------------
          Total non-operating expense                               (73,338)           (51,831)
                                                              -------------      -------------

Income (Loss) Before Income Taxes                                    22,118            (14,661)

Income Tax Expense                                                       --                 --
                                                              -------------      -------------

Net Income (Loss)                                             $      22,118      $     (14,661)
                                                              =============      =============

Net Income (Loss) Per Common Share:

     Basic                                                    $        0.01      $       (0.01)
                                                              =============      =============

     Diluted                                                  $        0.01      $       (0.01)
                                                              =============      =============

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows - unaudited

                                                                                           Three Months
                                                                                         Ended March 31,
                                                                                      2001               2000
                                                                                ----------------   ----------------
Cash Flows from Operating Activities:
  Net income (loss)                                                             $      22,118      $     (14,661)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Depreciation                                                                165,571            170,319
          Decrease in inventory reserve                                               (11,467)           (42,738)
          Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Trade accounts receivable, net                                     (450,720)           185,098
                  Inventories                                                          31,564            270,407
                  Prepaid expense                                                     (63,053)           (97,195)
                  Other assets                                                        (11,226)            (1,056)
               Increase (decrease) in:
                  Accounts payable                                                     49,329           (264,852)
                  Accrued compensation and benefits                                   (86,173)           (62,779)
                  Deposits                                                             10,757            (17,479)
                                                                                ----------------   ----------------
                    Total adjustments                                                (365,418)           139,725
                                                                                ----------------   ----------------
                    Net cash (used in) provided by operating activities              (343,300)           125,064

Cash Flows from Investing Activities:
  Purchase of property and equipment                                                  (42,142)           (35,255)
  Purchase of investments                                                              (1,356)            (5,224)
  Acquisition of patents and trademarks                                                (4,996)            (2,028)
  Deposits on equipment                                                                    --             (1,378)
                                                                                ----------------   ----------------
                    Net cash used in investing activities                             (48,494)           (43,885)

Cash Flows from Financing Activities:
  Cost on issuance of common stock                                                         --                (10)
  Payments on capital lease obligation                                                (12,195)           (11,098)
  Proceeds from exercise of employee stock options                                         --             24,702
                                                                                ----------------   ----------------
                    Net cash (used in) provided by financing activities               (12,195)            13,594
                                                                                ----------------   ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (403,989)            94,773

Cash and Cash Equivalents, beginning of period                                      1,673,639          1,172,855
                                                                                ----------------   ----------------

Cash and Cash Equivalents, end of period                                        $   1,269,650      $   1,267,628
                                                                                ================   ================

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.   Summary of Significant Accounting Policies:

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly-owned subsidiary Oasis Waterfalls, LLC. (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated.

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

     The condensed consolidated financial statements should be read in conjunction with the financial statements and the related disclosures contained in the Company's Form 10-KSB dated March 22, 2001, filed with the Securities and Exchange Commission.

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

Super Vision International, Inc.
Notes to Condensed Financial Statements (unaudited) - Continued

1.   Summary of Significant Accounting Policies  (Continued):

     Investments

     Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as comprehensive income (loss) and as a separate component of stockholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. There were no material unrealized gains or losses on securities at March 31, 2001 or 2000.

     At March 31, 2001 investments were comprised of U.S. Corporate Securities and equity securities of approximately $1,005,000 and $395,000 respectively. The investment in U.S. Corporate Securities matures in 2001.

     Derivative Investments and Hedging Activities

     As of January 1, 2001, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either offset against the change in fair value of the hedged item through earnings or be recognized in comprehensive income until the hedged item is recognized in earnings. As of and since the adoption of FASB 133, the Company has not entered into any derivative instruments, as defined in the statement.

2.   Inventories:

     Inventories consisted of the following components:

                                                     (Unaudited)
                                                      March 31,         December 31,
                                                         2001               200
                                                    ---------------     --------------
               Raw materials                        $  1,837,198        $  1,759,504
               Work in progress                            9,477              12,461
               Finished goods                            835,389             941,663
                                                    ---------------     --------------
                                                       2,682,064           2,713,628
               Less: Reserve for excess inventory       (400,007)           (411,474)
                                                    ---------------     --------------
                                                    $  2,282,057        $  2,302,154
                                                    ===============     ==============

Super Vision International, Inc.
Notes to Condensed Financial Statements (unaudited) - Continued

3.   Capital Lease:

     The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

     Assets recorded under capital lease and included in property and equipment are as follows:

               Office/Warehouse building                                         $ 3,081,000
               Less accumulated amortization                                        (770,250)
                                                                               ---------------
                                                                                 $ 2,310,750
                                                                               ===============

     Future minimum annual lease payments for remainder of 2001 and years subsequent thereto in the aggregate are as follows:

               2001                                                              $   453,649
               2002                                                                  610,596
               2003                                                                  628,404
               2004                                                                  641,127
               2005                                                                  659,821
               2006 and thereafter                                                 4,604,030
                                                                               ---------------
               Minimum lease payments                                              7,597,627
               Less amount representing interest and executory costs              (4,480,878)
                                                                               ---------------
                 Present value of net minimum lease payments under capital       $  3,116,749
                                                                               ===============

     Deposits paid under this lease agreement totaled $58,167 at March 31, 2001.

4.   Stock Option Plan:

     The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

     The following table summarizes activity of the stock option plan for the three-month period ended March 31, 2001:

                                              Options             Number            Option
                                           Available for            Of               Price
                                            Future Grant          Shares           Per Share
                                         ----------------    ---------------    ----------------
     Balance, January 1, 2001                   53,921            327,001         $3.28 - $9.31
              Options granted                  (23,300)            23,300         $5.88 - $6.34
              Options cancelled                  3,650             (3,650)        $5.94 - $8.13
                                         ----------------    ---------------
     Balance, March 31, 2001                    34,271            346,651
                                         ================    ===============

     Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of March 31, 2001, 227,355 options were vested and exercisable.

Super Vision International, Inc.
Notes to Condensed Financial Statements (unaudited)  - Continued

5.   Earnings (Loss) Per Share:

     The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share."

                                                                        For the Three Months Ended
                                                                                March 31,
                                                                         2001               2000
                                                                     --------------   --------------
          Numerator:
          Net income (loss) (numerator for basic and
             diluted earnings (loss) per share)                      $     22,118      $   (14,661)
          Denominator:
           Denominator for basic earnings (loss) per share
             -weighted average shares                                   2,548,807        2,564,644

           Effect of dilutive securities:
              Options                                                      22,897                -
              Warrants                                                      8,416                -
                                                                     --------------   --------------
             Dilutive potential shares                                     31,313                -
                                                                     --------------   --------------
          Denominator for diluted earnings (loss) per share
             -adjusted weighted average shares                          2,580,120        2,564,644
                                                                     ==============   ==============

          Basic earnings (loss) per share                            $       0.01     $      (0.01)
                                                                     ==============   ==============

          Diluted earnings (loss) per share                          $       0.01     $      (0.01)
                                                                     ==============   ==============

     Certain warrants are not included in the computation of earnings (loss) per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

6.   Contingencies:

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

     In April 2001, the Company filed a lawsuit in Orange County, Florida against Hayward Pool Products ("Hayward") for an alleged violation by Hayward of the distributorship agreement to which the Company and Hayward are parties as a result of Hayward's sale of a competitor's product into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. The Company plans to pursue its claims vigorously. Due to the status of the litigation, management is unable to estimate the possible loss or recovery or range of loss or recovery, if any at this time

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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

Results of Operations
---------------------

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Revenues for the three months ended March 31, 2001 were approximately $3,416,000 as compared to approximately $2,527,000 for the three months ended March 31, 2000, an increase of approximately $ 889,000 or 35 %. The increase was primarily the result of growth in the domestic architectural lighting and international markets, which increased 154% and 42% respectively, as compared to the three months ended March 31, 2000. Pool and sign revenues declined 37% and 12% respectively as compared to the quarter ended March 31, 2000.

The Company derived approximately 27% of its total revenues from Hayward for the three months ended March 31, 2001, as compared to approximately 45% for the same period in 2000. The Company was recently notified by Hayward of an alleged intentional violation by the Company of the distributorship agreement to which the Company and Hayward are parties as a result of the Company's sale of its products into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. Hayward has informed the Company that it believes that the alleged violation is a material and non-curable breach of the distributorship agreement. In April 2001, the Company filed a lawsuit in Orange County, Florida against Hayward for an alleged violation by Hayward of the distributorship agreement to which the Company and Hayward are parties as a result of Hayward's sale of a competitor's product into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. Depending on the length of time to resolve the dispute, the Company may experience slower than anticipated pool sales over the remainder of the year.

Gross margin for the quarter ended March 31, 2001 was approximately $1,133,000 or 33% as compared to approximately $732,000 or 29% for the three months ended March 31, 2000. The gross margin is dependent, in part, on product mix, which fluctuates from time to time. The increase in gross margin dollars from the first quarter of 2000 was mainly due to the increased volume of domestic architectural lighting products. The increase in the gross margin percentage from 30% to 33% was the result of enhancements to the Company's sales process as well as the implementation of cost reductions in material components.

In April 2001 WPI Electronics ("WPI") and the Company began the process of finalizing a settlement agreement to pay the Company $45,000 for approximately $139,000 of product included in the Company's inventory in connection with litigation between the two companies. In addition, the effect of the settlement is to terminate any additional liability related to the outstanding contract between the Company and WPI for the purchase of approximately $1,772,000 of power supplies. The agreement is anticipated to be complete in May 2001. Upon the completion of the settlement agreement between WPI and the Company, the Company will offset the reduction in inventory against the proceeds of the settlement, which is expected to reduce gross margin for the quarter ended June 30, 2001.

Selling, general and administrative expenses were approximately $940,000 during the three months ended March 31, 2001 as compared to approximately $595,000 for the same period ended 2000, an increase of approximately $345,000 or 58%. The increase was principally due to additional sales and marketing related expenses.

Research and development costs were approximately $98,000 during the three months ended March 31, 2001 as compared to approximately $100,000 during the same period in 2000.

Interest expense of approximately $109,000 for the quarter ended March 31, 2001 as compared to approximately $110,000 for the same period last year relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended March 31, 2001 and 2000 respectively.

The net income for the three months ended March 31, 2001 was approximately $22,000 or $0.01 per basic and diluted common share, as compared to net loss of approximately $(15,000), or $(0.01) per basic and diluted common share, for the quarter ended March 31, 2000. The increase was primarily due to an increase in gross margin offset by higher general and administrative expense as well as an increase in non-operating expense.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001 the Company had working capital of approximately of $6,129,000.

Net cash used in operations amounted to approximately $343,000 for the quarter ended March 31, 2001 as compared to approximately $125,000 provided by operating activities for the first quarter of 2000. The most significant use of cash was generated by the increase in trade accounts receivable. Trade accounts receivable increased by approximately $451,000 mainly due to the timing of customer payments. Net cash used in investing activities for the quarter ended March 31, 2001 amounted to approximately $48,000. The purchase of computer and software equipment (approximately $19,000), tooling (approximately $9,000), building improvements (approximately $6,000) and tools (approximately $6,000) primarily accounted for the use of cash in investing activities. Net cash used in financing activities for the three months ended March 31, 2001 amounted to approximately $12,000 in payments on the capital lease obligation related to the Company's facility

                                    PART II

Item 1. Legal Proceedings.
        -----------------

In September 1999, WPI Electronics (`WPI") filed a lawsuit against the Company for breach of contract in the United States District court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods and claiming approximately $576,000 in damages. The Company filed a motion to dismiss this action and a separate action against WPI in the U.S. District Court for the Middle District of Florida claiming that the goods delivered by WPI were defective and claiming approximately $1,647,000 in damages including recovery of inventory on hand and goods previously returned but already paid approximating $198,000. In April 2001, WPI and the Company began the process of finalizing a settlement agreement to pay the Company $45,000 for approximately $139,000 of product included in the Company's inventory. In addition, the effect of the agreement is to terminate any additional liability related to the outstanding contract to purchase power supplies of approximately $1,772,000 from WPI. The agreement is anticipated to be complete in May 2001.

In April 2001, the Company filed a lawsuit in Orange County, Florida against Hayward for an alleged violation by Hayward of the distributorship agreement to which the Company and Hayward are parties as a result of Hayward's sale of a competitor's product into the exclusive swimming pool, spa and hot tub market granted to Hayward thereunder. The Company plans to pursue its claims vigorously.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

Reports on Form 8-K. The Company did not file any report on Form 8-K during the first quarter of 2001.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

     SUPER VISION INTERNATIONAL, INC.


     By: /s/ Brett M. Kingstone                             Date: May 14, 2001
         ----------------------------------------------

        Brett M. Kingstone, Chief Executive Officer
         (Principal Executive Officer)


     By: /s/ Larry J. Calise                                Date: May 14, 2001
         ----------------------------------------------

       Larry J. Calise, Chief Financial Officer

       (Principal Financial and Accounting Officer)