Form 10-Q
period 2001-06-30
SUPER VISION INTERNATIONAL INC
filed 2001-08-14
CIK 917523

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                                   ________

    [x]  QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the quarter ended June 30, 2001

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

    For the transition period from ___________ to _____________

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

                       Yes   X                  No ___
                           -----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                Outstanding at August 10, 2001:
Class A Common Stock, $.001
 par value                                      2,082,610 shares
Class B Common Stock, $.001
 par value                                        483,264 shares

                 Transitional Small Business Disclosure Format
                       Yes ____             No   X
                                               -----

                       Super Vision International, Inc.

                             Index to Form 10-QSB

PART I.   FINANCIAL INFORMATION                                                          Page
      Item 1.       Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited)
            and December 31, 2000                                                           1

           Condensed Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 2001 and 2000 (unaudited)                                 2

           Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2001 and 2000 (unaudited)                                        3

           Notes to Condensed Consolidated Financial Statements (unaudited)                 4


     Item 2.        Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                              8

PART II.  OTHER INFORMATION

     Item 1.        Legal Proceedings                                                      12

     Item 4.        Submission of Matters To A Vote of Security Holders                    12

     Item 6.        Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                                 13

Super Vision International, Inc.
Condensed Consolidated Balance Sheets

                                                                                        (Unaudited)
                                                                                          June 30,             December 31,
                                                                                            2001                   2000
                                                                                     -------------------   ---------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                       $       722,611       $     1,673,639
     Investments                                                                           1,899,466             1,398,517
     Trade accounts receivable, less allowance for
        Doubtful accounts of $109,590 at June 30, 2001 and $146,693 at
        December 31, 2000                                                                  2,150,025             2,024,701
     Inventories, less reserve of $279,974 at June 30, 2001 and
        $411,474 at December 31, 2000                                                      2,682,703             2,302,154
     Prepaid expense                                                                         115,710                83,348
     Other assets                                                                             40,767                26,000
                                                                                     -------------------   ---------------------
           Total current assets                                                            7,611,282             7,508,359
                                                                                     -------------------   ---------------------

Property and Equipment                                                                     7,143,336             6,958,365
     Accumulated depreciation and amortization                                            (2,599,625)           (2,271,136)
                                                                                     -------------------   ---------------------
           Net property and equipment                                                      4,543,711             4,687,229

Goodwill, less accumulated amortization of $6,551 at June 30, 2001 and
    $4,679 at December 31, 2000                                                               19,653                21,524
Patents and trademarks, less amortization of $48,002 at June 30, 2001
    and $41,028 at December 31, 2000                                                         135,144               134,321
Other Assets                                                                                 164,737               160,327
                                                                                     -------------------   ---------------------
                                                                                     $    12,474,527       $    12,511,760
                                                                                     ===================   =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                $     1,514,048       $     1,317,007
     Accrued compensation and benefits                                                        76,340                86,918
     Deposits                                                                                 36,948                25,753
     Current portion of obligation under capital lease                                        83,756                68,388
                                                                                     -------------------   ---------------------
           Total current liabilities                                                       1,711,092             1,498,066

Obligation Under Capital Lease                                                             3,017,231             3,060,556

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        Authorized, none issued                                                                   --                    --
     Class A common stock, $.001 par value, authorized
        16,610,866 shares, 2,082,176 and 2,065,543 issued
        and outstanding at June 30, 2001 and December 31, 2000, respectively                   2,083                 2,066
     Class B common stock, $.001 par value, authorized
        3,389,134 shares, 483,264 issued and outstanding                                         483                   483
     Accumulated other comprehensive loss                                                    (11,722)               (9,938)
     Additional paid-in-capital                                                           10,595,679            10,520,808
     Accumulated deficit                                                                  (2,840,319)           (2,560,281)
                                                                                     -------------------   ---------------------
           Total stockholders' equity                                                      7,746,204             7,953,138
                                                                                     -------------------   ---------------------
                                                                                     $    12,474,527       $    12,511,760
                                                                                     ===================   =====================

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited

                                                             Three Months                                 Six Months
                                                            Ended June 30,                              Ended June 30,
                                                      2001                  2000                  2001                  2000
                                                 -----------------     ----------------     ------------------     ----------------
Revenues                                         $     3,067,327       $      2,750,200     $      6,483,474       $      5,277,481

Cost and Expenses:
     Cost of sales                                     2,057,599              2,002,411            4,340,955              3,797,232
     Selling, general and administrative               1,136,121                851,996            2,075,630              1,446,829
     Research and development                            109,008                108,249              206,834                208,706
                                                ------------------     ----------------     ------------------     ----------------
               Total costs and expenses                3,302,728              2,962,656            6,623,419              5,452,767

Operating Loss                                          (235,401)              (212,456)            (139,945)              (175,286)

Non-Operating Income (Expense):
     Interest income                                      32,956                 42,765               73,557                 85,752
     Interest expense                                   (107,640)              (109,915)            (216,825)              (220,233)
     Other Income                                          9,800                 25,968                9,800                 41,468
     Gain(Loss) on sale of investments                    (1,871)                 2,842               (6,625)                 2,842
     Gain on disposal of fixed assets                          -                    425                    -                    425
                                                ------------------     ----------------     ------------------     ----------------
               Total non-operating expense               (66,755)               (37,915)            (140,093)               (89,746)

Loss Before Income Taxes                                (302,156)              (250,371)            (280,038)              (265,032)

Income Tax Expense                                             -                      -                    -                      -
                                                ------------------     ----------------     ------------------     ----------------

Net Loss                                        $       (302,156)      $       (250,371)    $       (280,038)      $       (265,032)
                                                ==================     ================     ==================     ================

Net Loss Per Common Share:

     Basic                                      $          (0.12)      $          (0.10)    $          (0.11)      $          (0.10)
                                                ==================     ================     ==================     ================

     Diluted                                    $          (0.12)      $          (0.10)    $          (0.11)      $          (0.10)
                                                ==================     ================     ==================     ================


See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows - unaudited

                                                                                                          Six Months
                                                                                                        Ended June 30,
                                                                                                 2001                   2000
                                                                                          -------------------    ------------------
Cash Flows from Operating Activities:
Net loss                                                                                  $                      $
                                                                                                 (280,038)              (265,032)

     Adjustments to reconcile net loss to net cash (used in) provided by
     Operating activities:
            Depreciation and amortization                                                         343,102                349,941
            Gain on disposal of fixed assets                                                           --                   (425)
            (Decrease) increase in inventory reserve                                             (131,500)                82,263
            Changes in operating assets and liabilities:
            Unrealized loss on available for sale securities                                       (1,784)                    --
                 (Increase) decrease in:
                    Trade accounts receivable, net                                               (125,324)               361,069
                    Inventories                                                                  (249,049)               (71,914)
                    Prepaid expense                                                               (32,362)               (81,644)
                    Other assets                                                                  (24,945)                30,471
                 Increase (decrease) in:
                    Accounts payable                                                              197,041               (264,998)
                    Accrued compensation and benefits                                             (10,578)               (11,354)
                    Deposits                                                                       11,195                 (5,764)
                                                                                          -------------------    ------------------
                      Total adjustments                                                           (24,204)               387,645
                                                                                          -------------------    ------------------
                      Net cash (used in) provided by operating activities                        (304,242)               122,613

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                          (184,971)               (84,054)
     Purchase of investments                                                                     (500,949)                (8,835)
     Acquisition of patents and trademarks                                                         (7,797)                (2,028)
     Proceeds from disposal of property and equipment                                                  --                  3,187
                                                                                          -------------------    ------------------
                      Net cash used in investing activities                                      (693,717)               (91,730)

Cash Flows from Financing Activities:
     Cost on issuance of common stock                                                                  17                 24,190
     Payments on capital lease obligation                                                         (27,957)               (22,586)
     Proceeds from exercise of employee stock options                                              74,871                 33,806
                                                                                          -------------------    ------------------
                      Net cash provided by financing activities                                    46,931                 35,410
                                                                                          -------------------    ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                             (951,028)                66,293

Cash and Cash Equivalents, beginning of period                                                  1,673,639              1,172,855
                                                                                          -------------------    ------------------

Cash and Cash Equivalents, end of period                                                  $       722,611        $     1,239,148
                                                                                          ===================    ==================

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

     Business

     The Company is engaged in the design, manufacture and marketing of SIDE-GLOW(R) and END GLOW(R) fiber optic lighting cables, light sources, waterfalls and "point-to-point" fiber optic signs and displays as well as LED lighting products. The Company's products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

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

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

1.   Summary of Significant Accounting Policies  (Continued):

     Investments

     Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as comprehensive income (loss) and in a separate component of stockholders' equity. The amortized costs of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. There were no material unrealized gains or losses on securities at June 30, 2001 or December 31, 2000.

     At June 30, 2001 investments were comprised of U.S. Corporate Securities and equity securities of approximately $1,001,000 and $898,000, respectively. The investment in U.S. Corporate Securities matures in August 2001.

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

2.   Inventories:

     Inventories consisted of the following components:

                                                    (Unaudited)
                                                      June 30,     December 31,
                                                        2001           2000
                                                    ------------   ------------

               Raw materials                        $  2,035,565   $ 1,759,504
               Work in progress                            8,574        12,461
               Finished goods                            918,538       941,663
                                                    ------------   -----------
                                                       2,962,677     2,713,628
               Less: Reserve for excess inventory       (279,974)     (411,474)
                                                    ------------   -----------
                                                    $  2,682,703   $ 2,302,154
                                                    ============   ===========

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

3.   Capital Lease:

     The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

     Assets recorded under capital lease and included in property and equipment are as follows:

               Office/Warehouse building                       $  3,081,000
               Less accumulated amortization                       (821,600)
                                                               ------------
                                                               $  2,259,400
                                                               ============

     Future minimum annual lease payments for remainder of 2001 and years subsequent thereto in the aggregate are as follows:

               2001                                                                  $   305,698
               2002                                                                      610,596
               2003                                                                      628,404
               2004                                                                      641,127
               2005                                                                      659,821
               2006 and thereafter                                                     4,604,030
                                                                                     -----------
               Minimum lease payments                                                  7,449,676
               Less amount representing interest and executory costs                  (4,348,689)
                                                                                     -----------

               Present value of net minimum lease payments under capital lease       $ 3,100,987
                                                                                     ===========

     Deposits paid under this lease agreement totaled $58,167 at June 30, 2001.

4.   Stock Option Plan:

     The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

     The following table summarizes activity of the stock option plan for the six-month period ended June 30, 2001:

                                                                        Number
                                                Options                   Of                   Option
                                             Available for              Shares                  Price
                                             Future Grant            Under Option             Per Share
                                          --------------------    -------------------    --------------------
     Balance, January 1, 2001                   53,921                 327,001              $3.28 - $9.31
              Options granted                  (31,800)                 31,800              $5.88 - $7.63
              Options exercised                      0                 (17,067)             $3.28 - $6.00
              Options cancelled                 15,784                 (15,784)             $5.94 - $8.75
                                          --------------------    -------------------
     Balance, June 30, 2001                     37,905                 325,950
                                          ====================    ===================

     Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of June 30, 2001, 218,155 options were vested and exercisable.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)  - Continued

5.   Loss Per Share:

     The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share."

                                                           For the Three Months Ended          For the Six Months Ended
                                                                    June 30,                            June 30,
                                                            2001              2000              2001              2000
                                                       ---------------    --------------    --------------    -------------
          Numerator:
          Net loss (numerator for basic and
             diluted earnings per share)               $    (302,156)     $    (250,371)    $   (280,038)     $   (265,032)
          Denominator:
          Denominator for basic earnings per share
             -weighted average shares                      2,561,342          2,569,084        2,554,895         2,566,799

          Effect of dilutive securities:
             Options                                               -                  -                -                 -
             Warrants                                              -                  -                -                 -
                                                       ---------------    --------------    --------------    -------------
             Dilutive potential shares                             -                  -                -                 -
          Denominator for diluted earnings per share
             -adjusted weighted average shares             2,561,342          2,569,084        2,554,895         2,566,799
                                                       ===============    ==============    ==============    =============

          Basic loss per share                         $       (0.12)     $       (0.10)    $      (0.11)     $      (0.10)
                                                       ===============    ==============    ==============    =============

          Diluted loss per share                       $       (0.12)     $       (0.10)    $      (0.11)     $      (0.10)
                                                       ===============    ==============    ==============    =============

     Certain warrants are not included in the computation of loss per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

6.   Contingencies

     Effective as of July 26, 2001, the Company and Hayward Industries, Inc. together with its affiliates ("Hayward") entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement between the Company and Hayward dated as of September 25, 1996, as amended (the "Distributorship Agreement"). The parties have agreed to execute a confidential resolution agreement (the "Confidential Resolution Agreement") incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships (for purposes of this disclosure, the Primary Agreement together with the Confidential Resolution Agreement are referred to as the "Resolution Agreement"). The Resolution Agreement shall act to modify and/or terminate previous relationships and contracts between the Company and Hayward and may result in the termination of certain stock purchase warrants and rights to warrants granted by the Company to Hayward. Upon execution of the Confidential Resolution Agreement, the Company will dismiss all of it's litigation against Hayward for alleged violations of previous contracts and relationships and Hayward and the Company will release certain claims, rights and causes of action as outlined in the Resolution Agreement. Under the Resolution Agreement the Distributorship Agreement will terminate effective September 30, 2001, including Hayward's exclusive worldwide rights to sell the Company's pool related products.

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

Three Months Ended June 30, 2001 vs. 2000

Results of Operations
---------------------

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Total revenues for the three months ended June 30, 2001 were approximately $3,067,000 as compared to approximately $2,750,000 for the three months ended June 30, 2000, an increase of approximately $317,000 or 12%. The increase was primarily the result of growth in the domestic architectural lighting and international markets, which increased by approximately $759,000 or 140% and approximately $144,000 or 29%, respectively, as compared to the three months ended June 30, 2000. Pool and sign market revenues declined 61% and 33%, respectively from the three months ended June 30, 2000.

Gross margin for the three months ended June 30, 2001 was approximately $1,010,000 or 33% as compared to approximately $748,000 or 27% for the three months ended June 30, 2000. Gross margin is dependent, in part, on product mix, as well as, the mix of customers, which fluctuates from time to time. The increase in the amount of gross margin over the second quarter of 2000 was mainly due to the increased volume of domestic architectural lighting products. The increase in the gross margin percentage from 27% to 33% was the result of enhancements to the Company's sales process and a lower mix of pool related products to Hayward that were sold at a significant discount off list price based on the Company's current distributor agreement with Hayward. In addition the Company incurred a net inventory write - off of approximately $99,000 in connection with the settlement of the litigation with WPI Electronics in the quarter ended June 30, 2001. Excluding the effect of the inventory adjustment, gross margin for the three months ended June 30, 2001 was approximately $1,109,000 or 36%.

Selling, general and administrative expenses were approximately $1,136,000 during the three months ended June 30, 2001 as compared to approximately $852,000 for the same period ended 2000, an increase of approximately $284,000 or 33%. The increase was principally due to additional sales and marketing related expenses to support the network of 91 lighting agencies selling the Company's product in the domestic architectural lighting market. We currently expect that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution channel of the domestic architectural lighting market.

Research and development costs were approximately $109,000 during the three months ended June 30, 2001 as compared to approximately $108,000 during the same period in 2000.

Interest expense of approximately $108,000 for the three months ended June 30, 2001 as compared to approximately $110,000 for the same period last year relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the three months ended June 30, 2001 and 2000, respectively.

The net loss for the three months ended June 30, 2001 was approximately $(302,000), and $(0.12) per basic and diluted common share, as compared to a net loss of approximately $(250,000), and $(0.10) per basic and diluted common share, for the three months ended June 30, 2000. The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin.

Six Months Ended June 30, 2001 vs. 2000

Results of Operations
---------------------

Total revenues for the six months ended June 30, 2001 were approximately $6,483,000 as compared to approximately $5,277,000 for the six months ended June 30, 2000 an increase of approximately $1,206,000 or 23%. The increase was primarily the result of growth in the domestic architectural lighting and international markets, up approximately $1,546,000 and $342,000, respectively. Increased revenues in the architectural and international markets were principally offset by reductions in the pool and sign markets of approximately $878,000 and $203,000, respectively.

Gross margin for the six months ended June 30, 2001 was approximately $2,143,000 or 33% as compared to approximately $1,480,000 or 28% for the six months ended June 30, 2000. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in the amount of gross margin over the second quarter of 2000 was mainly due to the increased volume of domestic architectural lighting products. The increase in the gross margin percentage from 28% to 33% was the result of enhancements to the Company's sales process, a lower mix of pool related products to Hayward that were sold at a significant discount off list price based on the Company's current distributor agreement with Hayward and the implementation of cost reductions in material components.

Selling, general and administrative expenses were approximately $2,076,000 for the six months ended June 30, 2001 as compared to approximately $1,447,000 for the same period ended 2000, an increase of approximately $629,000 or 43%. The increase was primarily due to additional sales and marketing related expenses to support the Company's domestic architectural lighting market. We currently expect that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company's product offering in the domestic architectural lighting market.

Research and development costs were approximately $207,000 for the six months ended June 30, 2001 as compared to approximately $209,000 for the same period in 2000.

Interest expense of approximately $217,000 for the six months ended June 30, 2001, as compared to approximately $220,000 for the same period last year, relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2000 and 1999 respectively.

The net loss for the six months ended June 30, 2001 was approximately $(280,000), or $(0.11) per basic and diluted common share, as compared to net loss of approximately $(265,000), and $(0.10) per basic and diluted common share, for the six months ended June 30, 2000. The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin, as well as a reduction in other income from the sublease of the warehouse portion of the facility. For the six months ended June 30, 2000, other income also included funds received in connection with a supplier settlement in favor of the Company.

Hayward Relationship
--------------------

The Company derived approximately 14% of its total revenues from Hayward Pool Product Inc. (together with its affiliates "Hayward") for the three months ended June 30, 2001, as compared to approximately 40% for the same period in 2000. For the six months ended June 30, 2001, the Company derived approximately 21% of its total revenues from Hayward, as compared to approximately 42% for the same period in 2000. Pursuant to a Distributorship Agreement between the Company and Hayward dated as of September 25, 1996 as amended (the "Distributorship Agreement"), Hayward was granted the worldwide rights to market and sell the Company's fiber optic swimming pool lighting products in the pool and spa lighting market.

As part of the redefinition of the relationships between the Company and Hayward, effective July 26, 2001, the Company and Hayward entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement. The parties have agreed to execute a confidential resolution agreement (the "Confidential Resolution Agreement") incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships (for purposes of this disclosure, the Primary Agreement together with the Confidential Resolution Agreement are referred to as the "Resolution Agreement"). The Resolution Agreement shall act to modify and/or terminate previous relationships and contracts between the Company and Hayward. Upon execution of the Confidential Resolution Agreement, the Company will dismiss all of it's litigation against Hayward for alleged violations of previous contracts and relationships and Hayward and the Company will release certain claims, rights and causes of action as outlined in the Resolution Agreement. Under the Resolution Agreement the Distributorship Agreement will terminate effective September 30, 2001, including Hayward's exclusive worldwide rights to sell the Company's pool related products.

As part of the Resolution Agreement, after September 30, 2001, Hayward has agreed not to sell fiber optic pool lighting products to customers in the United States or Canada as set forth in the Resolution Agreement, and the Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold by the Company to customers in the United States and Canada over a term of five years, at the rate of 5% of gross sales in the first year, 3% in the second and third years, and 2% in the fourth and fifth years; with a $100,000 minimum payment during each of years one and two.

As part of the Resolution Agreement, if requested by Hayward, the Company will be obligated to repurchase up to $350,000 of Company manufactured fiber optic lighting products which have been purchased by Hayward from the Company, at Hayward's cost from the Company. Hayward has also agreed to the termination of certain stock purchase warrants and rights to warrants granted by the Company to Hayward upon specified terms and conditions. The shares of the Company's stock and shares which may be purchased upon the exercise of options and warrants, held by Hayward are subject to certain registration rights.

As a result of the change in the business relationships between the Company and Hayward, the Company expects slower than normal sales of pool related fiber optic products over the balance of calendar year 2001 as well as an increase in general and administrative expense related to the registration of common shares owned by Hayward.

Liquidity and Capital Resources
-------------------------------

At June 30, 2001 the Company had working capital of approximately of $5,900,000.

Net cash used in operations amounted to approximately $302,000 for the six months ended June 30, 2001 compared to approximately $123,000 of cash provided by operating activities for the first half of 2000. The most significant use of cash during the first six months of 2001 was generated by the increase of approximately $249,000 in inventory, primarily attributable to the initial stocking levels of LED products to support the launch of the Company's LED product offering. Cash provided by operations was primarily the result of an increase in accounts payable due to the timing of supplier payments and amounted to approximately $197,000 for the six months ended June 30, 2001. Net cash used in investing activities for the six months ended June 30, 2001 amounted to approximately $696,000. The purchase of an investment for a fixed income security amounted to approximately $501,000, while capital expenditures for prototype and design equipment, purchase of computer hardware and software, furniture and fixtures, and tooling accounted for most of the purchase of property and equipment. Net cash provided by financing activities for the six months ended June 30, 2000 amounted to approximately $47,000. Proceeds in the amount of approximately $75,000 from the exercise of employee stock options were offset by payments of approximately $28,000 on the capital lease obligation related to the Company facility.

                                    PART II

Item 1.   Legal Proceedings
          -----------------

          In September 1999, WPI Electronics (`WPI") filed a lawsuit against the Company for breach of contract in the United States District Court for the District of New Hampshire (Case number C-99-426-B) relating to the delivery of goods and claiming approximately $576,000 in damages. The Company filed a motion to dismiss this action and a separate action against WPI in the U.S. District Court for the Middle District of Florida claiming that the goods delivered by WPI were defective and claiming approximately $1,647,000 in damages including recovery of inventory on hand and goods previously returned but already paid approximating $198,000. In May 2001, WPI and the Company finalized a settlement agreement pursuant to which WPI paid the Company approximately $43,000 for approximately $142,000 of product included in the Company's inventory. In addition, the effect of the agreement terminated any additional liability related to the outstanding contract to purchase power supplies of approximately $1,772,000 from WPI. All legal proceedings between the Company and WPI have been dismissed.


          Effective July 26, 2001 the Company and Hayward Industries, Inc. together with its affiliates ("Hayward") entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement between the Company and Hayward dated as of September 25, 1996, as amended (the "Distributorship Agreement"). The parties have agreed to execute a confidential resolution agreement (the "Confidential Resolution Agreement") incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships (for purposes of this disclosure, the Primary Agreement together with the Confidential Resolution Agreement are referred to as the "Resolution Agreement"). Upon execution of the Confidential Resolution Agreement, the Company and Hayward would cause to be filed appropriate documents dismissing the action filed by the Company in Orange County, Florida, in April 2001, against Hayward in the United States District Court Case Number:
          6:01-cv-548-ORL-28-KRS. The litigation between the Company and Hayward was first reported in the Company's Form 10-QSB for the quarter ended March 31, 2001. While contingencies may arise, the Company anticipates the Confidential Resolution Agreement will be executed in the near term.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on Friday, May 4, 2001 at 10:30 a.m. at its principal executive offices of the Company, 8210 Presidents Drive, Orlando, Florida 32809. The Company's stockholders elected the following slate of directors recommended by the Board of Directors by a vote of 4,178,962 for and 0 withheld:

          Brett Kingstone           Anthony Castor          Brian McCann
          Edgar Protiva             Eric Protiva            Fritz Zeck

          The Company's stockholders also ratified and approved the appointment of Ernst & Young LLP as the Company's independent auditors by a vote of 4,175,962 for, 3,000 against and 0 withheld. There were no broker non-votes for either matter.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          The Company did not file any reports on Forms 8-K during the three months ended June 30, 2001.

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


SUPER VISION INTERNATIONAL, INC.



By:  /s/Brett M. Kingstone                             Date: August 13, 2001
     --------------------------------------------
     Brett M. Kingstone, Chief Executive Officer
     (Principal Executive Officer)



By:  /s/Larry J. Calise                                Date: August 13, 2001
     --------------------------------------------
     Larry J. Calise, Chief Financial Officer
     (Principal Financial and Accounting Officer)