Form 10KSB40/A
period 2000-12-31
SUPER VISION INTERNATIONAL INC
filed 2001-09-10
CIK 917523

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                        (AMENDMENT NO.1 TO FORM 10-KSB)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                  8210 PRESIDENTS DR., ORLANDO, FLORIDA 32809
              ---------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                (407) 857-9900
              ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12 (b) of the Exchange Act: None.


Securities registered under Section 12(g) of the Exchange Act:


                     CLASS A COMMON STOCK, $.001 PAR VALUE
                     -------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO __

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

As of December 31, 2000, there were issued and outstanding: 2,065,543 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):
Yes __        No   X
                  ---

     The Registrant hereby files this report on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the year ended December 31, 2000 to amend Part III to include the information required by Items 9, 10, 11, and 12 of Part III. No other Items in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000 are amended.


                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        --------------------------------------------------------------
        Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------

         The executive officers and directors of the Company and their ages as of April 3, 2001 are as follows:

         NAME                       AGE                 POSITION WITH COMPANY
         ----                       ---                 ---------------------

         Brett M. Kingstone         41                  Chief Executive Officer,
                                                        President and Chairman
                                                        of Board of Directors

         Edgar Protiva              61                   Director

         Eric V. Protiva            65                   Director

         Brian McCann               35                   Director

         Anthony T. Castor          49                   Director

         Fritz Zeck                 60                   Director

         Larry Calise               42                   Chief Financial Officer

Brett M. Kingstone has been Chairman of the Board, Chief Executive Officer and
         President of Super Vision International, Inc. ("Super Vision" or the "Company") since July 1999. From November 1997 to July 1999 Mr. Kingstone served as Chairman and Chief Executive Officer. From the Company's inception to November 1997 he was Chairman, Chief Executive Officer and President. From October 1985 until January 1991, Mr. Kingstone served as an independent consultant in the area of fiber optic technology. Prior to that, from December 1988 until October 1989, he served as President of Fibermedia Corporation in Boulder, Colorado. From January 1984 to August 1985, he was a partner in Kingstone Prato, Inc., a venture capital partnership in Boulder, Colorado. From August 1981 through December 1983, he served as Vice President of Sales of Gekee Fiber Optics, Inc. in Palo Alto, California. Mr. Kingstone is a graduate of Stanford University and the author of two books - The Student Entrepreneur's Guide (McGraw-Hill) and The Dynamos (John Wiley & Sons; Koksaido Press).

Edgar Protiva became a director of Super Vision in March 1994. From 1980 to present, Mr. Protiva has been engaged in merchant banking with K.C.L. Associates. Mr. Protiva is the brother of Eric Protiva, another director of the Company.

Eric V. Protiva became a director of Super Vision in March 1994. From 1982 to present Mr. Protiva has been the Chief Executive Officer of AMS Electronic GmbH, an entity headquartered in Munich, Germany which he founded in 1982. AMS Electronic GmbH changed its name in 1999 and is now known as EGORA Holding GmbH. EGORA Holding GmbH, together with its majority-owned subsidiaries, is engaged in the electronic and fiber optics components and systems business in Europe. Mr. Protiva also serves as director of ADVA Optical Networking AG. Mr. Protiva is the brother of Edgar Protiva, another director of the Company.

Brian McCann became a director of Super Vision in October 1995. From February
         1998 until present, Mr. McCann has served as the President of ADVA Optical Networking, Inc., which provides optical networking solutions for computer operating systems. From 1996 to 1998, Mr. McCann was the Vice President of North American Business Development for ADVA GmbH Optical Solutions of Munich, Germany. From 1987 to 1996, Mr. McCann has held successive positions as Director of Sales and Marketing and Product Manager for 3M Specialty Optical Fibers.

Anthony T. Castor III became a director of Super Vision in September 1996.
         Currently, Mr. Castor is serving as Vice Chairman and Director of Lynch Corporation, a producer of adhesive and coating systems as well as capital equipment for the electronic display and consumer tableware industries. He is also serving as President and Chief Executive Officer of Spinnaker Corporation which is a subsidiary of Lynch Corporation. Mr. Castor continues to serve as President and Chief Executive Officer of the Morgan Group, a specialty transportation company. Mr. Castor also serves as a director for the Morgan Group, Inc. From January 1998 until January 2000, Mr. Castor has served as President and Chief Executive Officer of Precision Industrial Corporation, a worldwide supplier of capital equipment for processing sheet metal. From 1994 until December 1997, Mr. Castor was the President and Chief Executive Officer of Hayward Industries, Inc., a supplier of pumps, filters, heaters and other accessories for the pool and spa industries and industrial equipment. From 1987 to 1993, Mr. Castor was Corporate Vice President of Crompton & Knowles Corporation, a supplier of specialty chemicals and process equipment and President of its wholly-owned subsidiary, Ingredient Technology Corporation.

Fritz Zeck became a director of Super Vision in January 1999. Since 1994, Mr.
         Zeck has served as President of Cooper Lighting. Prior to this he served as Vice President of Sales for Cooper Lighting since he started in 1985. Mr. Zeck joined Metalux in 1976 where he was Regional Sales Manager for the Central portion of the United States. He founded Lumark Lighting in 1978, which was a division of Metalux.

Larry Calise was hired in February 2000 as the Company's Chief Financial
         Officer. Prior to this he served as Vice President of Finance for nStor Corporation, a manufacturer of information storage and Raid solutions. From 1986 through 1996, he held positions of Controller, VP and Corporate Controller, and VP Finance and Administration for Philip Crosby Associates, which was later acquired by Alexander Proudfoot PLC, a multinational management consulting firm specializing in productivity and quality management. From 1982 to 1986, Mr. Calise was an Audit Supervisor for the CPA firm PricewaterhouseCoopers LLP.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and greater-than-10% stockholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Super Vision common stock and to provide Super Vision with copies of the reports. Based solely on our review of these reports and of certifications furnished to us, we believe that all of these reporting persons complied with their filing requirements for fiscal year 2000.


Item 10. Executive Compensation
         ----------------------

         The tables below show salaries and bonuses paid during the last three years, options granted in fiscal year 2000 and aggregate options exercised in fiscal year 2000 for our Chief Executive Officer. Super Vision did not have any other executive officers or other employees serving at the end of fiscal 2000 whose total annual salary and bonus exceeded $100,000.


                          Summary Compensation Table


                                                                               Long-term
                                 Annual compensation                       Compensation awards
                           -------------------------------   -----------------------------------------------
                                                                Options         LTIP         All other
                            Year      Salary       Bonus      # of Shares     Payouts      Compensation(1)
                           ------   ----------   ---------   -------------   ---------    -----------------
Brett M. Kingstone(2)       2000     $131,192      $8,010         --            --             $16,176
                            1999     $127,154      $  258         --            --             $15,822
                            1998     $129,846          --         --            --             $15,473

----------
(1) Represents a monthly allowance of $1,000 to include automobile and other related expenses as well as vested portion of Super Vision's 401(k) plan employer match.
(2) Mr. Kingstone is the President and Chief Executive Office of Super Vision International, Inc., and the Chairman of its Board of Directors.

Employment Agreements
---------------------

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

Director Compensation
---------------------

         The Company compensates directors who are not employees of Super Vision with an annual fee of $1,000 and an annual grant of 1,000 stock options for serving on its Board of Directors. For each Board or Committee meeting attended in person, directors receive $500. For meetings attended via telephone, directors receive $250. The Company reimburses all directors for travel and other related expenses incurred in attending stockholder, Board and committee meetings. The Company does not compensate its employees for service as a director. The Company does, however, reimburse them for travel and other related expenses

         During fiscal year 2000, pursuant to the 1994 Stock Option Plan, the Company granted options to purchase 1,000 shares of Class A common stock to Messrs. Eric Protiva, Edgar Protiva, Brian McCann, Anthony Castor, and Fritz Zeck, all directors of Super Vision. The options were granted on June 20, 2000 at an exercise price of $7.63 and vested on December 20, 2000.

  Aggregate Option Exercises During Fiscal Year 2000 And Year-end Option Values

         None of the options held by the executive officers listed in the "Summary Compensation Table" above were exercised in fiscal year 2000. The following table shows information about the value of unexercised stock options at December 31, 2000 for the executive officer listed below.

                                   Number of Securities Under-         Value of Unexercised In-
                                    lying Unexercised Options            the-Money Options at
                                      at December 31, 2000               December 31, 2000(1)
                                 --------------------------------   -------------------------------
                                   Exercisable     Unexercisable      Exercisable    Unexercisable
                                 --------------   ---------------    -------------  ---------------
         Brett M. Kingstone....      54,000            10,000             --           --

----------
(1) The dollar values of any In -the-Money Options would be calculated by determining the difference between $6.25 per share, the closing bid price of common stock on December 29, 2000, and the exercise price of the stock options. "In-the-Money" stock options are options for which the exercise price is less than the market price of the underlying stock on a particular date.


                            1994 Stock Option Plan

         Super Vision's employees, officers, directors and consultants or advisers are eligible to receive incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options. The Super Vision International, Inc. 1994 Stock Option plan (the "Plan"), which expires in January 2004, is administered by the Stock Option Committee of the Board of Directors. The purposes of the plan are to ensure the retention of existing executive personnel, key employees, directors, consultants and advisors who are expected to contribute to the future growth and success of Super Vision and to provide additional incentive by permitting such individuals to participate in the ownership of Super Vision. The criteria utilized by the committee in granting options pursuant to the plan are consistent with these purposes.

         Options granted under the Plan may be either incentive options or non-qualified options. Incentive options granted under the Plan are exercisable for a period of up to 10 years from the date of grant. No options may be granted under the plan after January 2004. Options may be granted only to such employees, officers, directors, consultants and advisors as the committee shall select from time to time in its sole discretion, but only employees of Super Vision shall be eligible to receive incentive options.

         An optionee may be granted more than one option under the plan. The committee will, in its discretion, determine (subject to the terms of the plan) who will be granted options, the time or times at which options shall be granted, the number of shares subject to each option, whether the options are incentive options or non-qualified options, and the manner in which options may be exercised. In making such determination, consideration may be given to the value of the services rendered by the respective individuals, their present and potential contribution to the success of Super Vision and such other factors deemed relevant in accomplishing the purpose of the plan.

         The Plan may be amended or terminated by the Board of Directors at any time. Any amendment which would increase the aggregate number of shares of Class A common stock as to which options may be granted under the plan, materially increase the benefits under the plan, or modify the class of persons eligible to receive options under the plan shall be subject to the approval of the stockholders of Super Vision. No amendment or termination may adversely affect any outstanding option without the written consent of the optionee.


Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

How Much Stock is Owned By Directors, Executive Officers and At Least 5% Stockholders?

         The following table shows, as of March 1, 2001, (a) all persons we know to be "beneficial owners" of more than five percent of the outstanding common stock of Super Vision, and (b) the common stock owned beneficially by Super Vision directors and named executive officers and all executive officers and directors as a group. Each person has sole voting and sole investment power with respect to the shares shown, except as noted.

                                                                 Shares Beneficially Owned (2)
                                             --------------------------------------------------------------------
Beneficial Owners (1)                                  Number                 Percent Ownership       Total
                                             --------------------------     ---------------------
                                               Class A        Class B        Class A     Class B    Voting Power
                                             -----------    -----------     ---------   ---------  --------------
Brett M. Kingstone(3).....................     345,387         483,264        16.72%       100%        61.62%
Kingstone Family Ltd Partnership II (4)        291,387         483,264        14.11%       100%        60.41%
Edgar Protiva(5)..........................      13,498             *             *           *           *
Eric Protiva(5)...........................      13,498             *             *           *           *
Brian McCann(6)...........................      11,000             *             *           *           *
Anthony Castor III(6).....................      10,000             *             *           *           *
Fritz Zeck (6)............................       7,000             *             *           *
Hayward Industries, Inc.(7)...............     449,064             *          21.74%         *         10.02%
Cooper Lighting, Inc. (8).................     250,369             *          12.12%         *          5.59%
All executive officers and directors
  as a group (seven persons) (9)..........     400,383         483,264        19.38%       100%        62.85%

----------------

* Represents a percentage of beneficial ownership that is less than 1%.

(1) Unless otherwise stated, the address for all persons listed above is Super Vision International, Inc., 8210 Presidents Drive, Orlando, Florida 32809.
(2) "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Super Vision common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have or share the power to vote the stock, or to sell it, or if you have the right to acquire it within 60 days. The percent of shares beneficially owned as of March 1, 2001 was calculated based upon 2,548,807 outstanding shares, consisting of 2,065,543 shares of Class A and 483,264 shares of Class B common stock outstanding.
(3) This amount includes the following shares owned by the Kingstone Family Limited Partnership II (KFLPII), of which Mr. Kingstone controls and is the general partner: (i) 483,264 shares of Class B common stock; (ii) 289,187 shares of Class A common stock that may be acquired upon the exercise of warrants that were exercisable as of (or will become exercisable within 60 days after) March 1, 2001; and (iii) 2,200 shares Class A Common stock. In addition, this amount includes 54,000 shares of Class A common stock which may be acquired upon the exercise of options granted pursuant to the Company's stock option plan.
(4) Kingstone Family Limited Partnership II (KFLPII) was formed in 1998 by Mr. Kingstone, and he is the general partner. KFLPII has granted Hayward Industries, Inc. an option to purchase up to 28,918 shares of Class A common stock that may be acquired upon exercise of the KFLPII warrants to purchase 289,187 shares of Class A common stock. These warrants granted to Hayward will vest only if the KFLPII fully or partially exercises the option to purchase 289,187 shares of Class A common stock. Similarly, KFLPII has granted Cooper Lighting, Inc. an option to purchase up to 28,918 shares of Class A common stock that may be exercised upon exercise of the KFLPII warrants to purchase 289,187 shares of Class A common stock. These warrants granted to Cooper will vest only if the KFLPII fully or partially exercises the option to purchase the 289,187 shares of Class A common stock.
(5) This amount includes 1,498 shares of Class A common stock. The balance of 12,000 shares of Class A common stock may be acquired upon the exercise of options granted for serving as a director of the Company that were exercisable as of March 1, 2001, or that will become exercisable within 60 days after March 1, 2001.
(6) All of these shares consist of Class A common stock, and all may be acquired upon the exercise of options granted for serving as a director of the Company that were exercisable as of March 1, 2001, or that will become exercisable within 60 days after March 1, 2001.
(7) The address of Hayward Industries, Inc. is 900 Fairmont Avenue, Elizabeth, New Jersey 07207. This amount represents shares of Class A common stock, and also includes 199,584 warrants to purchase Class A common stock that were exercisable as of March 1, 2001, or that will become exercisable within 60 days after March 1, 2001. However, this amount does not include (a) warrants to purchase up to 49,896 shares of Class A common stock at $8.02 per share, subject to the satisfaction of certain contingencies set forth in a distributorship agreement with Super Vision, and (b) up to 28,918 shares that maybe acquired upon exercise of the options owned by Hayward Industries described in footnote (4) above.
(8) The address of Cooper Industries, Inc. is 400 Busse Road, Elk Grove Village, Illinois 60007-2195. This amount represents shares of Class A common stock, but does not include 28,918 shares that may be acquired upon exercise of the options owned by Cooper Lighting Inc., in footnote
         (4) above.
(9) This amount includes shares that may be acquired upon exercise of options and warrants held by directors and executive officers of Super Vision that were exercisable as of March 1, 2001, or that will become exercisable within 60 days after March 1, 2001. This amount does not include an aggregate of 40,000 shares that may be acquired upon exercise of options held by executive officers of Super Vision which are not exercisable during the next 60 days.


Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         Prior to September 1996, Super Vision's executive offices and production facilities were located in Orlando, Florida in approximately 17,000 square feet of leased space. Max King Realty, an entity controlled by Mr. Kingstone, owned the building, which housed Super Vision's executive offices. On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty for new warehouse and office space. The new space consists of approximately 70,000 square feet that Super Vision began occupying on August 15, 1997. The lease term expires in June 2012. Rental payments in 2000 amounted to approximately $581,520.

         On September 25, 1996, the Company entered into a Stock Purchase Agreement and a Distributorship Agreement with Hayward Industries, Inc ("Hayward"). Under the terms of the Distributorship Agreement as amended on January 10, 2000, Hayward acted as the exclusive, worldwide distributor for Super Vision in the pool, spa and hot tub market. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of Super Vision's Class A common stock from Super Vision, at a price of $8.02 per share. In addition, Super Vision granted Hayward warrants for the purchase of up to 249,480 additional shares, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of minimum purchase commitments contained in the Distributorship Agreement. The warrants have a 10-year life and expire September 25, 2006. As of December 31, 2000, total vested warrants related to Hayward's achievement of minimum purchase commitments were 199,584.

         Super Vision has granted Hayward rights of first refusal to acquire any securities proposed to be sold by Super Vision to competitors of Hayward. Super Vision has granted Hayward certain registration rights with respect to the shares of common stock acquired under the Stock Purchase Agreement and shares issuable upon exercise of the warrants described above under the Securities Act of 1933, as amended. Hayward also has the right to designate one director to Super Vision's Board of Directors, but has not designated a director as of this time.

           The Company derived approximately 28% of its total revenues from Hayward in 2000 compared to approximately 19% in 1999. Effective as of July 26, 2001, the Company and Hayward Industries, Inc. together with its affiliates (collectively, "Hayward") entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement between the Company and Hayward dated as of September 25, 1996, as amended (the "Distributorship Agreement"). The parties have further executed a confidential resolution agreement (the "Confidential Resolution Agreement") incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships. The Confidential Resolution Agreement acts to modify and/or terminate previous relationships and contracts between the Company and Hayward and may result in the termination of certain stock purchase warrants and rights to warrants granted by the Company to Hayward. Upon execution of the Confidential Resolution Agreement, the Company dismissed all of it's litigation against Hayward for alleged violations of previous contracts and relationships and Hayward and the Company released certain claims, rights and causes of action as outlined in the Confidential Resolution Agreement. Under the Confidential Resolution Agreement the Distributorship Agreement will terminate effective September 30, 2001, including Hayward's exclusive worldwide rights to sell the Company's pool related products.

         On November 23, 1998, Super Vision entered into a Stock Purchase Agreement with Cooper Lighting, Inc., a subsidiary of Cooper Industries, Inc ("Cooper") (a New York Stock Exchange company trading under the symbol "CBE"), pursuant to which Super Vision sold to Cooper 250,369 shares of its Class A common stock for a purchase price of $2,000,000. In addition, Super Vision entered into a Distributorship Agreement with Cooper Lighting Inc. and Cooper Industries (Canada), Inc., another subsidiary of Cooper Industries, Inc., collectively, pursuant to which Cooper Lighting, Inc. and Cooper Canada were granted the exclusive distribution rights in the United States and Canada to Super Vision's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets. Super Vision and Cooper mutually agreed to terminate the Distributorship Agreement effective as of December 31, 2000.

         Effective July 10, 2000, Cooper notified the Company that Cooper did not meet its minimum purchase commitment for the year ended December 31, 1999 and would not meet its purchase commitment for the year ending December 31, 2000, and further advised the Company that Cooper will not make up the deficiencies pursuant to its option in the Distributorship Agreement to maintain its exclusive sales rights in the Territory's Exclusive Market for the Company's products. Upon this notification, the Company exercised its option to not excuse the deficiency and terminate Cooper's exclusive rights to distribute, market and sell the Company's products within the Territory's Exclusive Market. Effective midnight on October 31, 2000, Cooper's exclusive rights for sale of the Company's products in the Territory's Exclusive Market terminated. Cooper's ten year warrant to purchase an additional 250,369 shares of Class A common stock of Super Vision at $8.02 per share based on achievement of minimum purchase commitments was also terminated midnight October 31, 2000. Cooper Lighting, Inc., also has the right to designate one director to Super Vision's Board of Directors, and in January 1999, Cooper Lighting, Inc., appointed Fritz Zeck to the Board of Directors of Super Vision.

Separate from the Distributorship Agreement, the Company received an order to supply outdoor lighting products from Regent Lighting Corporation an affiliate of Cooper Lighting. The Company derived approximately $1,525,000 and 13% of its total revenues from Regent Lighting Corporation in 2000.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SUPER VISION INTERNATIONAL, INC.

Date: September 10, 2001               By:  /s/ Brett M. Kingstone
                                            --------------------------------
                                            Brett M. Kingstone - Chairman,
                                            Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Brett M. Kingstone                                                         September 10, 2001
-------------------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, Chief
Executive Officer
(Principal Executive Officer)

/s/ Larry J. Calise                                                            September 10, 2001
-------------------------------------------
Larry J. Calise - Chief Financial Officer
(Principal Financial and Accounting
Officer)


/s/ Edgar Protiva                                                              September 10, 2001
-------------------------------------------
Edgar Protiva - Director


/s/ Eric Protiva                                                               September 10, 2001
-------------------------------------------
Eric Protiva - Director


/s/ Brian McCann                                                               September 10, 2001
-------------------------------------------
Brian McCann - Director


                                                                             ______________, 2001
___________________________________________
Anthony Castor - Director


                                                                             ______________, 2001
___________________________________________
Fritz Zeck - Director