Form 10QSB
period 2001-09-30
SUPER VISION INTERNATIONAL INC
filed 2001-11-13
CIK 917523

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  ----------

         [x]  QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2001

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------

                           Commission File No. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                 59-3046866
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

                    Class                     Outstanding at November 6, 2001:
         Class A Common Stock, $.001
           par value                                 2,083,010 shares
         Class B Common Stock, $.001
           par value                                   483,264 shares

                 Transitional Small Business Disclosure Format
                           Yes             No   X
                              ----            ------

                        Super Vision International, Inc.

                              Index to Form 10-QSB


PART I.      FINANCIAL INFORMATION                                                                                   Page
             Item 1. Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
                     December 31, 2000                                                                                   1

                     Condensed Consolidated Statements of Operations for the Three and
                     Nine Months Ended September 30, 2001 and 2000 (unaudited)                                           2

                     Condensed Consolidated Statements of Cash Flows for the Nine Months ended
                     September 30, 2001 and 2000 (unaudited)                                                             3

                     Notes to Condensed Consolidated Financial Statements (unaudited)                                    4


             Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                          8


PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                                                  12

             Item 6. Exhibits and Reports on Form 8-K                                                                   12

SIGNATURES                                                                                                              13

Super Vision International, Inc.
Condensed Consolidated Balance Sheets


                                                                             (Unaudited)
                                                                            September 30,           December 31,
                                                                                 2001                   2000
                                                                          -------------------   ---------------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                $ 1,548,916           $ 1,673,639
     Investments                                                                  897,556             1,398,517
     Trade accounts receivable, less allowance for
        doubtful accounts of $112,721 at September 30, 2001 and
        $146,693 at December 31, 2000                                           1,802,004             2,024,701

     Inventories, less reserve of $293,575 at September 30, 2001 and
        $411,474 at December 31, 2000                                           2,517,174             2,302,154
     Prepaid expense                                                              129,781                83,348
     Other assets                                                                  30,519                26,000
                                                                              -----------           -----------
           Total current assets                                                 6,925,950             7,508,359
                                                                              -----------           -----------
Property and Equipment                                                          7,177,696             6,958,365
     Accumulated depreciation and amortization                                 (2,769,586)           (2,271,136)
                                                                              -----------           -----------
           Net property and equipment                                           4,408,110             4,687,229

Goodwill, less accumulated amortization of $7,487 at September 30,
   2001 and $4,679 at December 31, 2000                                            18,717                21,524
Patents and trademarks, less amortization of $51,398 at September 30,
   2001 and $41,028 at December 31, 2000                                          134,371               134,321

Other Assets                                                                      166,407               160,327
                                                                              -----------           -----------
                                                                              $11,653,555           $12,511,760
                                                                              ===========           ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                         $ 1,211,774           $ 1,317,007
     Accrued compensation and benefits                                              7,362                86,918
     Deposits                                                                      35,811                25,753
     Current portion of obligation under capital lease                             86,702                68,388
                                                                              -----------           -----------
           Total current liabilities                                            1,341,649             1,498,066

Obligation Under Capital Lease less current portion                             2,994,419             3,060,556

Stockholders' Equity:
     Preferred stock, $.001 par value, 5,000,000 shares
        authorized, none issued                                                        --                    --
     Class A common stock, $.001 par value, authorized
        16,610,866 shares, 2,082,610 and 2,065,543 issued
        and outstanding at September 30, 2001 and December 31, 2000,
        respectively                                                                2,083                 2,066
     Class B common stock, $.001 par value, authorized
        3,389,134 shares, 483,264 issued and outstanding                              483                   483
     Accumulated other comprehensive loss                                         (23,292)               (9,938)
     Additional paid-in-capital                                                10,597,336            10,520,808
     Accumulated deficit                                                       (3,259,123)           (2,560,281)
                                                                              -----------           -----------
           Total stockholders' equity                                           7,317,487             7,953,138
                                                                              -----------           -----------
                                                                              $11,653,555           $12,511,760
                                                                              ===========           ===========

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited



                                                             Three Months                                Nine Months
                                                         Ended September 30,                          Ended September 30,
                                                      2001                  2000                  2001                  2000
                                                ------------------     ----------------     ------------------     ----------------
Revenues                                              $2,303,234             $2,371,050           $8,786,708             $7,648,531

Cost and Expenses:
     Cost of sales                                     1,508,520              1,556,409            5,849,474              5,353,641
     Selling, general and administrative               1,019,810                722,030            3,095,439              2,168,859
     Research and development                            116,738                126,117              323,573                334,823
                                                      ----------             ----------           ----------             ----------
               Total costs and expenses                2,645,068              2,404,556            9,268,486              7,857,323

Operating Loss                                          (341,834)               (33,506)            (481,778)              (208,792)

Non-Operating Income (Expense):
     Interest income                                      29,102                 47,685              102,659                133,437
     Interest expense                                   (107,628)              (109,488)            (324,453)              (329,721)
     Other income                                          2,750                 42,102               12,550                 83,570
     Gain (Loss) on sale of investments                   (1,195)                   293               (7,820)                 3,135
     Loss on disposal of fixed assets                          -                (15,956)                   -                (15,531)
                                                      ----------             ----------           ----------             ----------
               Total net non-operating expense           (76,971)               (35,364)            (217,064)              (125,110)

Loss Before Income Taxes                                (418,805)               (68,870)            (698,842)              (333,902)

Income Tax Expense                                             -                      -                    -                      -
                                                      ----------             ----------           ----------             ----------
Net Loss                                              $ (418,805)            $  (68,870)          $ (698,842)            $ (333,902)
                                                      ==========             ==========           ==========             ==========

Net Loss Per Common Share:

     Basic                                            $    (0.16)            $    (0.03)          $    (0.27)            $    (0.13)
                                                      ==========             ==========           ==========             ==========
     Diluted                                          $    (0.16)            $    (0.03)          $    (0.27)            $    (0.13)
                                                      ==========             ==========           ==========             ==========


See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows - unaudited


                                                                                                         Nine Months
                                                                                                     Ended September 30,
                                                                                                  2001                  2000
                                                                                               ----------            ----------
Cash Flows from Operating Activities:
Net loss                                                                                       $ (698,842)            $ (333,902)
     Adjustments to reconcile net loss to net cash (used in) provided by
     Operating activities:
          Depreciation and amortization                                                           522,926                531,051
          Loss on disposal of fixed assets                                                             --                 15,531
          (Decrease) increase in inventory reserve                                               (117,899)               147,262
          Changes in operating assets and liabilities:
          Unrealized loss on available for sale securities                                        (13,354)                    --
               (Increase) decrease in:
                    Trade accounts receivable, net                                                222,697                515,724
                    Inventories                                                                   (97,122)              (366,209)
                    Prepaid expense                                                               (46,433)               (61,753)
                    Other assets                                                                  (21,897)                43,828
               Increase (decrease) in:
                    Accounts payable                                                             (105,233)              (262,583)
                    Accrued compensation and benefits                                             (79,556)               (69,104)
                    Deposits                                                                       10,058                 (7,922)
                                                                                               ----------             ----------
                                  Total adjustments                                               274,187                485,825
                                                                                               ----------             ----------
                                  Net cash (used in) provided by operating activities            (424,655)               151,923
                                                                                               ----------             ----------

Cash Flows from Investing Activities:
     Purchase of property and equipment                                                          (219,331)              (114,213)
     Proceeds from sale of investments                                                          1,001,910                     --
     Purchase of investments                                                                     (500,949)               (16,884)
     Acquisition of patents and trademarks                                                        (10,420)                (2,028)
     Deposits on equipment                                                                             --                (12,559)
     Proceeds from disposal of equipment and furniture                                                 --                  4,118
                                                                                               ----------             ----------
                                  Net cash provided by (used in) investing activities             271,210               (141,566)
                                                                                               ----------             ----------
Cash Flows from Financing Activities:
     Cost on issuance of common stock                                                                  --                 36,174
     Payments on capital lease obligation                                                         (47,823)               (34,478)
     Proceeds from exercise of employee stock options                                              76,545                 58,577
                                                                                               ----------             ----------
                                  Net cash provided by financing activities                        28,722                 60,273
                                                                                               ----------             ----------

Net (Decrease) Increase in Cash and Cash Equivalents                                             (124,723)                70,630

Cash and Cash Equivalents, beginning of period                                                  1,673,639              1,172,855
                                                                                               ----------             ----------
Cash and Cash Equivalents, end of period                                                       $1,548,916             $1,243,485
                                                                                               ==========             ==========

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

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

1.       Summary of Significant Accounting Policies (Continued):

         Investments

         Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as comprehensive income (loss) and in a separate component of stockholders' equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. Unrealized losses on securities at September 30, 2001 or December 31, 2000 were $23,292 and $9,938 respectively.

         At September 30, 2001, investments were comprised of equity securities of $904,903. The investment in U.S. Corporate Securities matured in August 2001.

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

2.       Inventories:

         Inventories consisted of the following components:


                                                                   (Unaudited)
                                                                  September 30,            December 31,
                                                                      2001                     2000
                                                                  -------------            ------------
                  Raw materials                                     $1,990,971              $1,759,504
                  Work in progress                                       8,083                  12,461
                  Finished goods                                       811,695                 941,663
                                                                    ----------              ----------
                                                                     2,810,749               2,713,628
                  Less: Reserve for excess inventory                  (293,575)               (411,474)
                                                                    ----------              ----------
                                                                    $2,517,174              $2,302,154
                                                                    ==========              ==========

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

3.       Capital Lease:

         The Company leases its operating facility from a corporation owned by the Company's Chief Executive Officer. The lease has a fifteen-year term, and became effective June 15, 1997, extending through June 15, 2012.

         Assets recorded under capital lease and included in property and equipment are as follows:

                    Office/Warehouse building              $3,081,000
                    Less accumulated amortization            (872,950)
                                                           ----------
                                                           $2,208,050
                                                           ==========

         Future minimum annual lease payments for remainder of 2001 and years subsequent thereto in the aggregate are as follows:

          2001                                                                            $   154,249
          2002                                                                                610,596
          2003                                                                                628,404
          2004                                                                                641,127
          2005                                                                                659,821
          2006 and thereafter                                                               4,604,030
                                                                                          -----------
          Minimum lease payments                                                            7,298,227
          Less amount representing interest and executory costs                            (4,217,106)
                                                                                          -----------
          Present value of net minimum lease payments under capital lease                 $ 3,081,121
                                                                                          ===========

         Deposits paid under this lease agreement totaled $59,167 at September 30, 2001.

4.       Stock Option Plan:

         The Company has a stock option plan that provides for the grant of incentive stock options and nonqualified stock options for up to 450,000 shares of the Company's Class A common stock under the plan. The option price must be at least 100% of market value at the date of the grant.

         The following table summarizes activity of the stock option plan for the nine-month period ended September 30, 2001:


                                                                                Number
                                                        Options                   Of                   Option
                                                     Available for              Shares                  Price
                                                     Future Grant            Under Option             Per Share
                                                  --------------------    -------------------    --------------------
         Balance, January 1, 2001                       53,921                 327,001              $3.28 - $9.31
                       Options granted                 (40,100)                 40,100              $5.88 - $7.63
                       Options exercised                     -                 (17,067)             $3.28 - $6.00
                       Options cancelled                24,050                 (24,050)             $5.94 - $9.31
                                                  --------------------    -------------------
         Balance, September 30, 2001                    37,871                 325,984
                                                  ====================    ===================

         Options granted vest ratably over a three-year period or vest based on achievement of certain performance criteria. As of September 30, 2001, 241,023 options were vested and exercisable.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)  - Continued

5.       Loss Per Share:

         The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share."


                                                          For the Three Months Ended           For the Nine Months Ended
                                                                September 30,                         September 30,
                                                            2001              2000              2001              2000
                                                       ---------------    --------------    --------------    -------------
          Numerator:
          Net loss (numerator for basic and
             diluted earnings per share)                  $ (418,804)        $  (68,870)       $ (698,842)      $ (333,902)
          Denominator:
          Denominator for basic earnings per share
             -weighted average shares                      2,565,582          2,572,095         2,558,735        2,568,556

          Effect of dilutive securities:
             Options                                               -                  -                -                 -
             Warrants                                              -                  -                -                 -
                                                          ----------         ----------       ----------        ----------
             Dilutive potential shares                             -                  -                -                 -
          Denominator for diluted earnings per share
             -adjusted weighted average shares             2,565,582          2,572,095        2,558,735         2,568,556
                                                          ==========         ==========       ==========        ==========
          Basic loss per share                            $   (0. 16)        $    (0.03)      $    (0.27)       $    (0.13)
                                                          ==========         ==========       ==========        ==========
          Diluted loss per share                          $    (0.16)        $    (0.03)      $    (0.27)       $    (0.13)
                                                          ==========         ==========       ==========        ==========


         Certain warrants are not included in the computation of loss per share because the related shares are contingently issuable or to do so would have been anti-dilutive for the periods presented.

6.       Contingencies

         Effective as of July 26, 2001, the Company and Hayward Industries, Inc. ("Hayward") entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement between the Company and Hayward dated as of September 25, 1996 (the "Distributorship Agreement"). Effective August 15, 2001 the Company and Hayward executed a Confidential Resolution Agreement incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships.

         Pursuant to the terms of the Confidential Resolution Agreement, Hayward has requested the Company to repurchase (at Hayward's cost of $300,000) certain fiber optic lighting products previously sold by the Company to Hayward. The Company is obligated to deliver $150,000 to Hayward on or before December 31, 2001 and $150,000 on or before January 1, 2002. In connection with exercising this option to return certain inventory, Hayward has elected to forfeit warrants covering 49,896 shares of the Company's class A common stock. The shares underlying Hayward's remaining warrants and other shares of the Company's stock owned by Hayward are subject to certain registration rights.

         As part of the Confidential Resolution Agreement, Hayward has agreed not to sell fiber optic pool lighting products to customers in the United States or Canada, and the Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold by the Company to customers in the United States and Canada over a term of five years, at the rate of 5% of gross sales in the first year, 3% in the second and third years, and 2% in the fourth and fifth years; with a $100,000 minimum payment during each of years one and two.

         In accordance with the Confidential Resolution Agreement, the Company has dismissed all of it's litigation against Hayward for alleged violations of previous contracts and relationships and Hayward has released claims, rights and causes of action it has alleged against the Company as outlined in the Confidential Resolution Agreement. Under the Confidential Resolution Agreement the Distributorship Agreement terminated effective September 30, 2001, including Hayward's exclusive worldwide rights to sell the Company's pool related products.

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

Three Months Ended September 30, 2001 vs. 2000

Results of Operations
---------------------

Revenues are derived primarily from the sale of fiber optic Side Glow(R) and End Glow(R) cable and light sources, LED lighting products, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Total revenues for the three months ended September 30, 2001 were approximately $2,303,000 as compared to approximately $2,371,000 for the three months ended September 30, 2000, a decrease of approximately $68,000 or 3%. The decrease was primarily the result of the declining revenue in the pool and sign markets, which decreased by approximately $202,000 or 45% and approximately $95,000 or 27%, respectively, as compared to the three months ended September 30, 2000. The domestic architectural lighting market revenues increased 10% as compared to the three months ended September 30, 2000.

Gross margin for the three months ended September 30, 2001 was approximately $795,000 or 35% as compared to approximately $815,000 or 34% for the three months ended September 30, 2000. Gross margin is dependent, in part, on product mix, as well as, the mix of customers, which fluctuates from time to time. The decrease in the amount of gross margin from the third quarter of 2000 was mainly due to the decreased volume of international and sign market revenues.

Selling, general and administrative expenses were approximately $1,020,000 during the three months ended September 30, 2001 as compared to approximately $722,000 for the same period ended 2000, an increase of approximately $298,000 or 41%. The increase was principally due to additional sales and marketing related expenses to support the network of 91 lighting agencies selling the Company's products in the domestic architectural lighting market. We currently expect that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution channel of the domestic architectural lighting market.

Research and development costs were approximately $117,000 during the three months ended September 30, 2001 as compared to approximately $126,000 during the same period in 2000.

Interest expense of approximately $108,000 for the three months ended June 30, 2001 as compared to approximately $109,000 for the same period last year relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the three months ended September 30, 2001 and 2000, respectively.

The net loss for the three months ended September 30, 2001 was approximately $(419,000), and $(0.16) per basic and diluted common share, as compared to a net loss of approximately $(69,000), and $(0.03) per basic and diluted common share, for the three months ended September 30, 2000. The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin, as well as a reduction in other income from the sublease of the warehouse portion of the facility.

Nine Months Ended September 30, 2001 vs. 2000

Results of Operations
---------------------

Total revenues for the nine months ended September 30, 2001 were approximately $8,787,000 as compared to approximately $7,649,000 for the nine months ended September 30, 2000 an increase of approximately $1,138,000 or 15%. The increase was primarily the result of growth in the domestic architectural lighting and international markets, up approximately $1,648,000 and $311,000, respectively. Increased revenues in the architectural and international markets were principally offset by reductions in the pool and sign markets of approximately $1,080,000 and $298,000, respectively.

Gross margin for the nine months ended September 30, 2001 was approximately $2,937,000 or 33% as compared to approximately $2,295,000 or 30% for the nine months ended September 30, 2000. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in the amount of gross margin over the nine months ended September 30, 2000 was mainly due to the increased volume of domestic architectural lighting products. The increase in the gross margin percentage from 30% to 33% was the result of enhancements to the Company's sales process, a lower mix of revenue of pool related products to Hayward that were sold at a significant discount off list price based on the Company's now terminated distributor agreement with Hayward, and the implementation of cost reductions in material components.

Selling, general and administrative expenses were approximately $3,095,000 for the nine months ended September 30, 2001 as compared to approximately $2,169,000 for the same period ended 2000, an increase of approximately $927,000 or 43%. The increase was primarily due to additional sales and marketing related expenses to support the Company's domestic architectural lighting market. We currently expect that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company's product offering in the domestic architectural lighting market.

Research and development costs were approximately $324,000 for the nine months ended September 30, 2001 as compared to approximately $335,000 for the same period in 2000.

Interest expense of approximately $324,000 for the nine months ended September 30, 2001, as compared to approximately $330,000 for the same period last year, relates to the capital lease in connection the Company's facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended September 30, 2001 and 2000 respectively.

The net loss for the nine months ended September 30, 2001 was approximately $(699,000), or $(0.27) per basic and diluted common share, as compared to net loss of approximately $(334,000), and $(0.13) per basic and diluted common share, for the nine months ended September 30, 2000. The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin, as well as a reduction in other income from the sublease of the warehouse portion of the facility. For the nine months ended September 30, 2000, other income also included funds received in connection with a supplier settlement in favor of the Company.

Hayward Relationship
--------------------

The Company derived approximately 11% of its total revenues from Hayward Industries, Inc. ("Hayward") for the three months ended September 30, 2001, as compared to approximately 19% for the same period in 2000. For the nine months ended September 30, 2001, the Company derived approximately 18% of its total revenues from Hayward, as compared to approximately 35% for the same period in 2000. Pursuant to a Distributorship Agreement between the Company and Hayward dated as of September 25, 1996 (the "Distributorship Agreement"), Hayward was granted the worldwide rights to market and sell the Company's fiber optic lighting products in the pool and spa lighting market.

As part of the redefinition of the relationships between the Company and Hayward, effective July 26, 2001, the Company and Hayward entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement. On August 15, 2001 the Company and Hayward executed a Confidential Resolution Agreement incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships. The Confidential Resolution Agreement modified and/or terminated previous relationships and contracts between the Company and Hayward. In accordance with the Confidential Resolution Agreement, the Company dismissed all of it's litigation against Hayward for alleged violations of previous contracts and relationships and Hayward released claims, rights and causes of action it has alleged against the Company.

 Under the Confidential Resolution Agreement the Distributorship Agreement terminated effective September 30, 2001, including Hayward's exclusive worldwide rights to sell the Company's pool related products. The agreement with Hayward allows the Company to commence direct, worldwide selling of its fiber optic lighting products in the swimming pool and spa market, except in the United States and Canada, as of August 15, 2001 and within the United States and Canada as of October 1, 2001. The termination of Hayward's exclusive distribution rights also released Hayward from any annual minimum purchase commitments for 2001 and beyond.

As part of the Confidential Resolution Agreement, Hayward has agreed not to sell fiber optic pool lighting products to customers in the United States or Canada, and the Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold by the Company to customers in the United States and Canada over a term of five years, at the rate of 5% of gross sales in the first year, 3% in the second and third years, and 2% in the fourth and fifth years; with a $100,000 minimum payment during each of years one and two.

Pursuant to the terms of the Confidential Resolution Agreement, Hayward has requested the Company to repurchase (at Hayward's cost of $300,000) certain fiber optic lighting products previously sold by the Company to Hayward. The Company is obligated to deliver $150,000 to Hayward on or before December 31, 2001 and $150,000 on or before January 1, 2002. In connection with exercising this option to return certain inventory, Hayward has elected to forfeit warrants covering 49,896 shares of the Company's class A common stock. The shares underlying Hayward's remaining warrants and other shares of the Company's stock owned by Hayward are subject to certain registration rights.

As a result of the change in the business relationships between the Company and Hayward, the Company expects lower than normal sales of pool related fiber optic products over the balance of calendar year 2001 as well as an increase in general and administrative expense related to the registration of common shares and shares underlying stock warrants owned by Hayward.

Liquidity and Capital Resources
-------------------------------

At September 30, 2001 the Company had working capital of approximately of $5,671,000.

Net cash used in operations amounted to approximately $425,000 for the nine months ended September 30, 2001 compared to approximately $152,000 of cash provided by operating activities for the nine months ended September 30, 2000. The most significant source of cash provided by operating activities was generated by a decrease in accounts receivable of approximately $223,000, mainly due to the timing of customer payments. Cash used in operations during the first nine months of 2001 was mainly attributable to a decrease in accounts payable due to the timing of supplier payments, which amounted to $105,234 and a net increase in inventory of approximately $97,000. The net increase in inventory was the result of an increase of approximately $239,000 primarily due to initial stocking levels of LED products to support the launch of the Company's LED product line offset by a reduction to inventory of approximately $142,000, related to the write off of product associated with the WPI litigation that was settled in May 2001.

Net cash provided by investing activities for the nine months ended September 30, 2001 amounted to approximately $271,000. Proceeds from the sale of investments in the amount of approximately $1,002,000, was the result of the maturity of U.S. Corporate Securities. The most significant source of cash used in investing activities was the result of the purchase of an investment for a fixed income security, which amounted to approximately $501,000. The purchase of property and equipment for prototype and design equipment, purchase of computer hardware and software, furniture and fixtures, and tooling amounted to approximately $219,000 of cash used in investing activities.

Net cash provided by financing activities for the nine months ended September 30, 2001 amounted to approximately $29,000. Proceeds in the amount of approximately $77,000 from the exercise of employee stock options were offset by payments of approximately $48,000 on the capital lease obligation related to the Company's facility.

                                     PART II

Item 1.  Legal Proceedings
         -----------------

         Effective July 26, 2001 the Company and Hayward Industries, Inc. ("Hayward") entered into an agreement (the "Primary Agreement") resolving primary issues relating to the distribution relationship between the parties, including the Distributorship Agreement between the Company and Hayward dated as of September 25, 1996 (the "Distributorship Agreement"). Effective August 15, 2001 the parties executed a Confidential Resolution Agreement incorporating the terms and conditions of the Primary Agreement and resolving all of the remaining issues relating to their business relationships. Upon execution of the Confidential Resolution Agreement, the Company and Hayward filed appropriate documents dismissing the action filed by the Company in Orange County, Florida, in April 2001, against Hayward in the United States District Court Case Number: 6:01-cv-548-ORL-28-KRS. The litigation between the Company and Hayward was first reported in the Company's Form 10-QSB for the quarter ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         On October 12, 2001 the Company filed Form 8-K with the Securities and Exchange Commission for the change in the Company's certifying accountant to Gallogly, Fernandez & Riley LLP from Ernst and Young LLP.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:  /s/Brett M. Kingstone                               Date: November 13, 2001
     -------------------------------------------
     Brett M. Kingstone, Chief Executive Officer
     (Principal Executive Officer)





By:  /s/Larry J. Calise                                  Date: November 13, 2001
     --------------------------------------------
     Larry J. Calise, Chief Financial Officer
     (Principal Financial and Accounting Officer)