Form 10KSB40
period 2001-12-31
SUPER VISION INTERNATIONAL INC
filed 2002-03-28
CIK 917523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                             OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM        TO
                                              --------   --------

                           COMMISSION FILE NO. 0-23590

                        SUPER VISION INTERNATIONAL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                                      59-3046866
            --------                                      ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,785,237.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on March 15, 2002 was $7,897,815.

As of March 15,2002, there were issued and outstanding: 2,083,110 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):
Yes[ ]            No   [X]

                      Documents Incorporated by Reference:

     Portions of the Company's definitive proxy statement in connection with its Annual Meeting of stockholders scheduled to be held on May 14, 2002 are incorporated by reference in Part III. The Company's definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001.

                                     PART I
                                     ------

Item 1. Description of Business.
        -----------------------
GENERAL

          Super Vision International, Inc. (the "Company") is a designer and manufacturer of LED and fiber optic lighting products, signs and displays for applications in the signage, swimming pool, architectural, and retail industries. The Company derives its revenues primarily from sales of SIDE-GLOW(R) and END-GLOW(R) fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays. The Company also designs, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products primarily through a network of independent sales representatives and distributors.

          The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. The Company's executive offices are located at 8210 Presidents Dr., Orlando, Florida 32809 and its telephone number is (407) 857-9900.

PRODUCTS AND SERVICES

     SIDE-GLOW(R)AND END GLOW(R)CABLES

          The Company's SIDE-GLOW(R)fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with halogen or metal -halide light source, emits light along its entire length. The Company markets SIDE-GLOW(R) cable as an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. The SIDE-GLOW(R) fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs. In addition, unlike neon, which remains a constant color, the light source for our fiber optic lighting cable makes the cable capable of changing color. While our fiber optic lighting products cannot yet achieve neon's level of brightness and are generally more costly to purchase and install, the Company believes the benefits of its SIDE-GLOW(R) cable outweigh these factors for a large segment of the current neon market. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

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

          During 2001, the Company's SIDE-GLOW(R) and END GLOW(R) cable products accounted for approximately 35% of the Company's total revenues. The Company believes that this product area offers the largest growth potential and, therefore, the Company intends to devote the majority of its engineering, sales and marketing efforts to expand this area of its business and the related light sources product line described below.

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

          Light source product lines represented approximately 39% of the Company's total revenue during 2001. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company's product lines and markets. The Company plans to devote significant resources to continue development of these products and markets.

     ENDPOINT SIGNS AND DISPLAYS

          The Company designs, manufactures, and installs endpoint fiber optic signs and custom displays for advertising, signage and point of purchase displays. Custom patterns are created using sophisticated design tools and software, which are then tailored to customer specifications. These patterns are fed into automated equipment to produce drilled patterns in the subject material. Fiber optic filaments are then placed, treated and gathered to a light source. Utilizing a variety of techniques, the fibers are then ordered within the light source and computer generated color disk assembly to create the desired visual effects. During 2001, endpoint signs and displays accounted for approximately 5% of the Company's total revenues.

     LIGHTING ACCESSORIES

          The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, downlights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. The Company believes that providing these fixtures and accessories to the market enhances the Company's ability to market its fiber optic products as a full lighting package, as opposed to a component line. During 2001, lighting accessories accounted for approximately 9% of the Company's total revenues.

     LED LIGHTING SYSTEMS

          During the first half of 2001, the Company introduced a line of lighting products using LED technology for signs, safety/warning lamps, lighting strips, swimming pools and spas, architectural lighting, or wherever a small light source is required. The Company's FlexLED product was designed specifically for illuminating channel letters. LED lighting systems accounted for approximately 4% of the Company's total revenue in 2001.

     WATERFALLS

          The Company designs and manufactures fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its wholly owned subsidiary, Oasis Waterfalls LLC. During 2001, sales of Oasis Waterfalls LLC products and services accounted for approximately 8% of the Company's total revenue.

SALES AND MARKETING

          The Company's products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users.

          From November 1998 to October 2000, the Company had an exclusive distribution, sales and marketing agreement with Cooper Lighting, Inc. and Cooper Industries (Canada), Inc. pursuant to which Cooper acquired the North American rights to market, sell and distribute the Company's products to certain markets including the architectural lighting market. In consideration for these rights, Cooper agreed to purchase up to $47,075,000 of the Company's products over a five-year period. Cooper did not meet its minimum purchase commitments. Effective October 31, 2000, Cooper and the Company mutually agreed to terminate the exclusive distribution agreement. The Company did not derive any revenue from Cooper during 2001, compared to approximately 13% in 2000. Separate from the distributorship agreement with Cooper, the Company received an order from Regent Lighting Corporation, an affiliate of Cooper, in September 2000, to supply outdoor lighting products. The Company derived approximately $839,000 or 7% of its total revenues from Regent Lighting Corporation during 2001, compared to approximately 13% in 2000.

          The Company currently markets and distributes its products through a network of approximately 90 individual lighting agencies covering the United States and Canada. The independent lighting agencies provide assistance in the lighting specification process and direct the customer to purchase products from the Company.

          From September 1996 to October 2001, the Company had an exclusive distribution agreement with Hayward Pool Products, Inc., the world's largest swimming pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic lighting products in the swimming pool and spa market. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward's exclusive distribution rights, as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001. The termination of Hayward's exclusive distribution rights also released Hayward from any annual minimum purchase commitments for 2001 and beyond. The Company derived approximately 16% of its total revenues from Hayward in 2001 compared to approximately 28% in 2000.

          The Company currently markets and sells its lighting products in the swimming pool and spa market through a network of independent manufacturer's representatives. The Company believes the new direct distribution channels will allow it to more closely serve its customers as well as offer new services such as the bundling of product and installation.

          International sales accounted for approximately 26% of the Company's total revenue for 2001 compared to approximately 25% in 2000. The Company enters into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

          The Company utilizes a combination of direct marketing and manufacturer's representatives for its signage product lines in order to reduce end user costs. The Company also markets endpoint signs and displays directly to end users, principally Fortune 500 companies worldwide. The Company also utilizes direct sales efforts to create specific applications for its lighting products for large national commercial and retail lighting projects, including original equipment manufacturer (OEM) opportunities.

MANUFACTURING AND SUPPLIERS

          The fiber optic strands used in the Company's endpoint signs and displays, as well as the production of its SIDE-GLOW(R) and END GLOW(R) cables, are purchased from a key Japanese supplier. While the Company believes there are alternative sources for the fiber optic strands used in the production of its endpoint signs and displays, the Company believes its SIDE-GLOW(R) and END GLOW(R) cables require fiber optic material of a higher quality than is generally available elsewhere.

          The Company uses customized cabling and extrusion equipment to internally produce its SIDE-GLOW(R)and END GLOW(R) cables. In August 1997, simultaneously with relocating to the Company's current facility, the Company upgraded and retrofitted its cabling and extrusion equipment to increase quality and production capability. Monitoring and, when desirable, revising the manufacturing process has allowed the Company to increase quality, improve capabilities and maintain process control. In the event the cabling and extrusion equipment is ever disabled for any significant period of time, the Company could outsource the manufacturing of its products.

          The Company manufactures the light sources and control systems used with its SIDE-GLOW(R) and END GLOW(R) cables and endpoint signs and displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary, and the Company has U.S. patents issued with respect to certain designs. All endpoint signs and displays are manufactured directly by the Company based on the clients' specifications, or designed jointly by the Company's design personnel and its client. The Company believes its ability to offer a full range of products, and design, engineering and support services, are unique in the market place, and are important to its future growth.

RESEARCH AND PRODUCT DEVELOPMENT

          The Company constantly strives to enhance its existing products. The Company plans to develop additional products and identify new markets and distribution channels. The Company considers its ability to constantly improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications to be critical to its growth. The Company believes its responsiveness to the market to be an important differentiating factor, and it will continue to provide rapid response to market trends. The Company believes that the increasing market for fiber optic lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, the Company plans to continue to explore joint product development activities with its marketing partners to maintain its competitive advantage and defend its market position.

          During 2001 the Company, spent approximately $456,000 on engineering and product development activities, as compared to approximately $455,000 in 2000. The Company feels its future success will depend, in large part, on its ability to continue to improve and enhance its existing products as well as develop new products and applications for its LED and fiber optic lighting technologies.

          The Company believes increased levels of spending on research and development is necessary to successfully develop a product which has the brightness of neon and which can be sold at a comparable price. Additionally, as new market opportunities are identified, increased levels of spending on product development may occur so the Company can rapidly design, engineer and produce products to fill these market needs.

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

          Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company's fiber optic products. The Company believes that education of its target market as to the advantages of fiber optic lighting systems is critical to its future.

          The Company competes with traditional lighting on the basis of maintenance costs, safety issues, energy consumption, price and brightness. The Company believes its products can effectively compete against traditional lighting in the areas of maintenance costs, safety and energy consumption. The Company's lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the SIDE-GLOW(R) and END GLOW(R) cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Further, the Company's products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. The Company's products also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

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

          The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by its SIDE-GLOW(R) and END GLOW(R) cables and light source products. These companies utilize a technology similar to the Company and compete generally on the basis of price and quality. The Company believes it may compete favorably in markets where price is the central issue. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode the Company's price advantage.

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

EMPLOYEES

          At March 6, 2002, the Company had 62 full-time employees, including 5 in research and development, 15 in sales, marketing and customer service, 13 in finance and administration and 29 in production and quality control. None of the Company's employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2. Description of Property.
        -----------------------

          The Company's executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $598,000 in 2001. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company's facilities. On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility. The term of the sub-lease began March 1, 2002 and ends on February 28, 2003. The monthly rent payable to the Company is $13,250 per month plus expenses for a pro rata portion of power and water consumption.

Item 3. Legal Proceedings.
        -----------------

          On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the "Defendants"). This is an industrial espionage action in state court. The Company has made various allegations against the Defendants, individually and collectively. These allegations include fraud, breach of contract, breach of fiduciary duty, tortious interference with existing business relationships, tortious interference with contractual relationships, tortious interference with prospective business advantage, unjust enrichment, violations of Florida's Uniform Trade Secrets Act, civil conspiracy, violations of Florida's RICO Act and other conduct sufficient to provide grounds for replevin and other equitable relief (i.e., accounting, constructive trust and injunctive relief). The Defendants have been enjoined from further violating their respective non-compete and confidentiality agreements with the Company. They are also prohibited from the exploitation of business opportunities or prospective business opportunities of the Company and enjoined from any and all acts, omissions or behavior which in any way has an adverse effect on the Company's property interests. Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely have been dismissed from the litigation by the Company. One of the Defendants, Marsam Trading Corporation, which filed for bankruptcy in November 1999, was recently granted a dismissal from its Chapter 11 action; thus lifting the automatic stay that otherwise shields a debtor from any state court actions against it. This will enable the Company to proceed against Marsam in court. At this time, Defendants Jack Caruso, Samson Wu, Susan Wu, Thomas Wu, David Winkler, Optic-Tech International Corporation and Tony Lee have invoked their Fifth Amendment right to protection from self-incrimination. These Defendants attempted to stay the civil action pending the resolution of pending criminal charges against them, but their motion to stay was denied. Discovery (subject to the limitations prescribed by the Fifth Amendment privilege) and investigation is ongoing. As of May 15, 2000 Jose Rosario Cruz and Ronald Elgin Simon were dismissed as parties in the case. The Defendants have filed counterclaims against the Company for wrongful injunction, attempted monopolization, and conversion. The Company believes it has meritorious defenses to these counterclaims. The Defendants respective motions to dismiss the Company's amended complaint were denied by the court. The defendants have answered the complaint, denying everything and maintaining their counterclaims. On September 19, 2000 the Fifth District Court of Appeal ruled against the Defendants in their appeal regarding their motion to dissolve the temporary injunction order. The case has not yet been scheduled for trial. Plans are to vigorously pursue this lawsuit.

          On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated ("Color Kinetics"). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company's products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics' patents for LED lighting systems. The Company intends to vigorously defend itself against this allegation.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

          No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

Item 5. Market for Common Equity and Related Stockholder Matters.
        --------------------------------------------------------

          (a) The Company's Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 2001 and 2000 as reported by the NASDAQ Small Cap Market.

                                               Bid Prices
                                              High     Low
                                             -----   ------
          Year ended
          December 31, 2001
          -----------------

          First Quarter                        7      5-1/2
          Second Quarter                     7-3/5    6-1/8
          Third Quarter                        7      5-3/4
          Fourth Quarter                     6-3/4   5-1/10

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

          (b) The number of holders of record of the Company's Class A Common Stock as of March 15, 2002 was 34.

          (c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Results of Operations and
        -----------------------------------------------------------------
        Financial Condition
        -------------------

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

     Results of Operations

     Revenues

     Revenues are derived primarily from sales of SIDE-GLOW(R) and END GLOW(R) fiber optic cables, light sources, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Revenues for 2001 were approximately $11,785,000 as compared to approximately $11,654,000 during the preceding year, an increase of approximately $131,000 or 1%. The increase was primarily the result of growth in the architectural and waterfalls markets, which increased 21% and 119% respectively over 2000. Revenues from the sign and pool and spa markets decreased 13% and 40% respectively as compared to 2000.

     The Company derived approximately 16% of its total revenues from Hayward Pool Products, Inc. in 2001 compared to approximately 28% in 2000. Previously, Hayward was the exclusive worldwide distributor of the Company's fiber optic lighting products in the swimming pool and spa market. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward's exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001. The Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company's fiscal years ending December 31, 2002 and 2003. Pursuant to the agreement, Hayward also agreed to return certain fiber optic lighting products previously sold by the Company to Hayward and to return vested warrants covering 49,896 shares of the Company's Class A common stock previously issued to Hayward all in exchange for $300,000 paid by the Company to Hayward in December 2001. The settlement payment of $300,000 was allocated to the returned inventory at its fair market value of approximately $155,000, to the returned vested warrants at their fair market value on August 15, 2001, the measurement date, of approximately $43,000 and the balance of the settlement payment of approximately $102,000 was recorded as a one-time charge to operations in December 2001. The inventory repurchased from Hayward represents the Company's manufactured fiber optic lighting products, which had been directly purchased by Hayward from the Company from January 1, 2000 through September 30, 2001. The shares underlying Hayward's remaining warrants and other shares of the Company's stock owned by Hayward are subject to certain registration rights. The termination of Hayward's exclusive distribution rights also released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond.

     The Company believes that directly marketing its pool products through its network of independent manufacturer's representatives will allow the Company to more closely serve its customers as well as offer new services such as the bundling of product and installation. The Company expects this direct approach to increase revenues and gross margin from the sale of its pool and spa products.

     Gross Margin

     Gross margin for the twelve months ended December 31, 2001 was approximately $4,119,000, a 10% increase over 2000. The gross margin percentage for the year 2001 was 35% as compared to 32% in 2000. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The 10% increase in the amount of gross margin over the twelve months ended December 31, 2000 was mainly due to the increased sales volume of domestic architectural lighting products. The increase in the gross margin percentage from 32% to 35% was the result of enhancements to the Company's sales process, a lower mix of revenue from pool related products that were sold at a significant discount off list price to Hayward related to the Company's now terminated distributor agreement with Hayward, and the implementation of cost reductions in material components.

     The Company will continue to focus on improving gross margin and profitability through aggressively pursuing reductions of the cost of key material components and manufacturing costs. To that end, the Company is in the process of sourcing assembly of illuminators overseas, which is expected to have a favorable impact on the overall gross margin and lower production costs in 2002 and beyond. The assembly of illuminators overseas has reduced the Company's manufacturing space requirements and has allowed the Company to sub-lease 20,000 square feet of its facility for the period March 1, 2002 to February 28, 2003 to an unrelated party. The base rental for the sub-lease is $13,250 per month, plus expenses, for a pro rata portion of power and water consumption.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses for 2001 were approximately $4,350,000 or 37% of revenues compared to approximately $3,323,000 or 29% of revenues for 2000, an increase of approximately $1,027,000 or 31% from the preceding year. The increase was primarily due to additional sales and marketing related expenses to support the Company's domestic architectural lighting market as well as a one-time charge of approximately $102,000 taken for the Hayward settlement. The Company currently expects that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company's product offering in the domestic architectural lighting market as well as the pool and spa market on a direct basis through its network of agents and independent manufacturer representatives.

     Research and Development

     Research and development costs were approximately $456,000 during the twelve months ended December 31, 2001 as compared to approximately $455,000 during the same period in 2000. Research and development costs are expensed as incurred, primarily in advance of any related sales and in some cases may not ultimately generate sales.

     Interest

     The Company had interest income for the year 2001 of approximately $122,000 compared to approximately $187,000 for 2000, a decrease of approximately $65,000 or 35% due to lower average cash balances during the year. The Company's interest expense was approximately $431,000 for the year ended December 31, 2001 as compared to approximately $439,000 for 2000 and is related to the capital lease for the Company's facility in Orlando, Florida.

     Income Tax

     The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2001 or 2000.

     Net Loss

     The net loss for the twelve months ended December 31, 2001 was approximately $999,000, or $0.39 per basic and diluted common share, as compared to a net loss of approximately $259,000 or $0.10 per basic and diluted share, for the twelve months ended December 31, 2000. The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had working capital of approximately $4,808,000, a decrease of approximately 20% from working capital of approximately $6,010,000 at December 31, 2000. During 2001, the Company financed its operations primarily from cash flow and cash on hand.

     Cash Flows from Operating Activities

     Net cash used in operations totaled approximately $553,000 for the year ended December 31, 2001. The net loss of approximately $999,000 was partly offset by the non-cash expense for depreciation and amortization of approximately $696,000. The most significant uses of cash in operations during 2001 were an increase in prepaid expenses of approximately $131,000 related to advance payments to certain suppliers for production of new product and an advance lease payment on the existing facility. Accounts receivable increased by approximately $66,000 in 2001 due to the timing of customer payments. The increase in prepaid expense and accounts receivable offset by a decrease in inventory of approximately $80,000 accounted for most of the change in operating assets and liabilities during 2001.

     Net cash provided by operations totaled approximately $799,000 for the year ended December 31, 2000. The net loss of approximately $259,000 was partially offset by the non-cash expense for depreciation and amortization of approximately $658,000. Cash provided by operating activities for the year ended December 31, 2000, included an increase in accounts payable of approximately $395,000 due to the timing of payments to suppliers, which was offset by an increase in prepaid expense and inventory of approximately $69,000 and $ 158,000, respectively. These changes accounted for most of the change in operating assets and liabilities in 2000.

     Cash Flows from Investing Activities

     Net cash used in investing activities for the years ended December 31, 2001 and 2000 totaled approximately $319,000 and $310,000, respectively. Capital expenditures of approximately $368,000 for prototype and design equipment, purchase of computer hardware and software, furniture and fixtures and tooling accounted for most of the investing activities for 2001. Proceeds from the sale of investments in the amount of $1,000,000, resulted from the maturity of U.S. Corporate Securities and the conversion of these securities to cash in August 2001. The Company also purchased shares in a fixed income mutual fund in May 2001, totaling approximately $500,000 and purchased a fixed income corporate bond for approximately $460,000 in October 2001. The fixed income corporate bond earns interest at the rate of 5.875% and matures in January 2003.

     The Company made capital expenditures of approximately $247,000 for tooling, leasehold improvements in connection with the Company's new showroom, computer and office equipment and trade show fixtures during 2000.

     Cash Flows from Financing Activities

     Net cash provided by financing activities for the year ended December 31, 2001 was approximately $10,000. Payments on capital lease obligations (see footnote # 3 in the financial statements) in the amount of approximately $68,000 were offset by approximately $79,000 in proceeds, from the exercise of employee stock options in 2001.

     In 2000, proceeds from the exercise of employee stock options of approximately $58,000 were offset by approximately $47,000 in payments of the capital lease obligation.

     The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company's working capital requirements, as well as planned expansion for the next twelve months as currently contemplated.

CRITICAL ACCOUNTING POLICIES

          The Company utilizes certain accounting policies and procedures to manage changes that occur in its business environment that may affect accounting estimates made in preparation of its financial statements. These estimates relate primarily to the Company's allowance for doubtful accounts receivable and provision for inventory obsolescence. The Company's strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. The Company utilizes a credit risk rating system in order to measure the quality of individual credit transactions. The Company strives to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. The Company's strategy for its provision for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within a reasonable time frame. Management has determined that the allowance for doubtful accounts and provision for inventory obsolescence is adequate at each period end.

RELATED PARTY TRANSACTIONS

          On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the year ended December 31, 2001 amounted to approximately $598,000. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered in the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

See also Note 6 to the consolidated financial statements.

RECENT ACCOUNTING PRINCIPLES

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The implementation of these Statements is not expected to have a material impact on the Company's financial position or results of operations.

          In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations- -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

          SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company in 2001 and its adoption had no effect on the Company's operating results or the financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Forward-Looking Statements. This report contains certain forward-looking
--------------------------
statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following additional factors to consider. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "forecast", "intend", or "potential". Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange commission

("SEC") filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company Has A History Of Operating Losses And May Not Be Able To Operate
----------------------------------------------------------------------------
Profitability. The Company has experienced annual losses of ($999,233),
-------------
($259,211), ($355,741) and ($1,541,478) for each of the years ended December 31,
2001, 2000, 1999 and 1998, respectively. The Company faces significant challenges in order to reach profitability. In order for the Company to be successful and to grow, it will need to successfully address these challenges. Most of the Company's expenses are fixed in nature, and generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause the market price of the Company's Class A common stock to decline.

General Economic And Industry Conditions May Effect Business. Any general
------------------------------------------------------------
economic, business or industry conditions that cause customers or potential customers to reduce or delay their purchases of lighting products, signs or displays could have a material adverse effect on Company, its prospects and financial performance. Worldwide economic conditions could have an effect on the demand for the Company's products and could result in declining revenue and earnings. The U.S. economy has been softening since the end of 2000. If this trend continues, as appears likely, the Company may experience difficulties collecting accounts receivable, sales and demand for the Company's products may decrease, and the operating results will probably suffer.

Quarterly Operating Results Fluctuate As A Result Of Many Factors. Quarterly
-----------------------------------------------------------------
revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within the control of the Company. Factors that could affect revenues include, among others, the following:

     . competitive factors, such as competitive pricing pressure and the potential introduction of new products by competitors;

     . manufacturing factors, including constraints in the Company's manufacturing and assembly operations and shortages or increases in the prices of raw materials and components;

     . sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor or sales representative, and seasonality of sales;

     . product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies, and adverse effects on sales of existing products;

     . the ability to control costs, including levels of expenses relative to revenue levels;

     . risk of product returns and exchanges; the Company can not be assured that it will not experience component problems in the future that could increase warranty reserves and manufacturing costs;

     . the ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

     . the size, timing, rescheduling or cancellation of significant customer orders;

     .    the risk of loss of a significant customer;

     . changes in the Company's pricing policies and the pricing policies of suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

     . success in expanding and implementing our sales and marketing programs;

     .    relatively small level of backlog at any given time;

     .    the mix of sales among its products;

     . deferrals of customer orders in anticipation of new products, or product enhancements;

     .    risks and uncertainties associated with international business;

     .    expenses that may be incurred in litigation;

     .    personnel changes;

     . currency fluctuations and our ability to get currency out of certain foreign countries; and

     . general economic and market conditions, including housing market trends, interest rates and the weather.

          In addition, sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders may impact quarter-to-quarter results. The loss of, or a substantial reduction in, orders from any significant customer could seriously harm the business, financial condition and results of operations.

          Quarterly operating results are also substantially affected by the market's acceptance of the Company's products and the level and timing of orders received. Significant portions of the Company's expenses are relatively fixed in advance based upon forecasts of future sales. If sales fall below expectations in any given quarter, operating results will be adversely affected. In addition, certain product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

          Due to all of the factors listed above and other risks discussed in herein, future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of the Company's Class A common stock could decline. As a result of these quarterly variations, securities analyst or investors should not rely on quarter-to-quarter comparisons of the Company's operating results as an indication of the Company's future performance.

If Fiber Optic Lighting Products Do Not Gain Wider Market Acceptance Business
-----------------------------------------------------------------------------
and Financial Performance May Suffer. The Company derives net sales and income
------------------------------------
primarily from selling SIDE-GLOW(R) and END GLOW(R) fiber optic cables, light sources, lighting accessories, endpoint signs and displays, and fiber optically lit waterfalls and water features. The Company's fiber optic lighting products compete with traditional lighting technologies such as neon and florescent lighting. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company's products. The initial purchase price of the Company's fiber optic lighting products is typically higher than conventional lighting, and the Company's products tend to be less bright than conventional alternatives. The Company's continued success will depend upon increased acceptance of fiber optic lighting products as an alternative to neon and other traditional lighting technologies. The Company's future results are dependent upon continued growth of the fiber optic lighting market. As part of the Company's sales and marketing strategy, the Company actively seeks to educate its target markets as to the advantages of fiber optic lighting systems. The Company believes that achievement of this objective is critical to its future success. Fiber optic lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing fiber optic lighting products in the market. As a growth company, either of these occurrences could have a material adverse effect on the Company's business, results of operations, and the value of its securities.

Sales Are Dependent Upon New Construction Levels And Are Subject To Seasonal
----------------------------------------------------------------------------
Trends. Sales of the Company's lighting products depend significantly upon the
------
level of new building construction and renovation. Construction levels are affected by housing market trends, interest rates and the weather. Sales of the Company's pool and spa lighting products depend substantially upon the level of new pool construction. Because of the seasonality of construction, the Company's sales of swimming pool and lighting products, and thus the Company's overall revenues and income, have tended to be significantly lower in the first quarter of each year. Various economic and other trends may alter these seasonal trends from year to year, and the Company cannot predict the extent to which these seasonal trends will continue.

Future Success Depends On The Successful Development And Market Acceptance Of
-----------------------------------------------------------------------------
New Products. The Company believes revenue growth and future operating results
------------
will depend in part on its ability to complete development of new products and enhancements to existing products, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce the Company's product costs. The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, or at all. In addition, the introduction of any new products could adversely affect the sales of certain of the Company's existing products. Market acceptance of the Company's new products depends upon many factors, including the Company's ability to accurately predict market requirements and evolving industry standards, the Company's ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of the Company's new products over traditional products, and the marketing capabilities of the Company's independent distributors and strategic partners.

The Company Has Significant International Sales And Are Subject To Risks
------------------------------------------------------------------------
Associated With Operating In International Markets. International product sales
--------------------------------------------------
represented approximately 26% of the Company's total revenues for the year ended December 31, 2001 and approximately 25% for the year ended December 31, 2000. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

     . unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

     .    longer accounts receivable payment cycles;

     .    difficulties in managing and staffing international operations;

     .    potentially adverse tax consequences;

     .    the burdens of compliance with a wide variety of foreign laws;

     . import and export license requirements and restrictions of the United States and each other country in which the Company operates;

     . exposure to different legal standards and reduced protection for intellectual property rights in some countries;

     .    currency fluctuations and restrictions; and

     .    political, social and economic instability.

          Any of these factors may adversely effect the Company's future international sales and, consequently, the Company's business and operating results. Furthermore, as the Company increases international sales, total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

          The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability may require further expansion of the Company's international operations. Many of the Company's international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make the Company's products more expensive and potentially less price competitive in international markets. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

Competition Is Increasing In A Number Of The Company's Markets. The lighting
--------------------------------------------------------------
industry is highly competitive. The Company's product lines span major segments within the lighting industry and, accordingly, compete in a number of different markets with a number of different competitors. The Company competes with independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products. The Company's competitors include some very large and well-established companies. Many of the Company's competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than the Company. This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources to the development, promotion, sale and support of their products than the Company can. The Company's competitors market products that compete with the Company's products on the basis of price and other factors. Some of these competitors do not maintain warehouse operations or do not perform all of the services the Company provides, which requires the Company to charge higher prices. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. The Company's ability to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality components on favorable terms, ensure the Company's products meet safety standards, deliver the Company's products promptly at competitive prices, and provide a wide range of services. The Company anticipates that any future growth in fiber optic lighting will be accompanied by continuing increases in competition. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Company's business, financial condition and results of operations.

The Company May Not Be Able To Adequately Protect Or Enforce Its Intellectual
-----------------------------------------------------------------------------
Property Rights. The Company considers its technology and procedures
---------------
proprietary. If the Company is not able to adequately protect or enforce the proprietary aspects of its technology, competitors could be able to access the Company's proprietary technology and the Company's business, financial condition and results of operations could be harmed. The Company currently attempts to protect its technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite the Company's efforts, other parties may attempt to disclose, obtain or use the Company's technologies. The Company's competitors may also be able to independently develop products that are substantially equivalent or superior to the Company's products or design around its patents. In addition, the laws of some foreign countries do not protect the

Company's proprietary rights as fully as do the laws of the United States. As a result, the Company may not be able to protect its proprietary rights adequately in the United States or abroad.

          The Company may receive notices that claim it has infringed upon the intellectual property of others. Even if these claims are not valid, they could subject the Company to significant costs. The Company has engaged in litigation in the past, and litigation may be necessary in the future to enforce its intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies. The Company may not be able to obtain any licenses on terms acceptable at all. The Company also may have to indemnify certain customers or strategic partners if it is determined that it has infringed upon or misappropriated another party's intellectual property. Any of these results could adversely affect the Company's business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company's business, financial condition and results of operations.

Reliance On Third Parties For A Significant Portion Of Sales; Terms And
-----------------------------------------------------------------------
Conditions Of Sales Are Subject To Change With Very Little Notice. The Company
-----------------------------------------------------------------
relies significantly on indirect sales channels to market and sell its products. Most of the Company's products are sold through independent distributors and agents. The Company's current agreements with indirect sales channels are non-exclusive with regard to lighting products in general, but exclusive with respect to fiber optic and LED lighting products. The Company anticipates that any such agreements it enters into in the future will be on similar terms. Furthermore, the Company's agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. The Company cannot control how these sales channels perform and cannot be certain that either its customers or the Company will be satisfied by their performance. If these distributors and agents significantly change their terms with the Company, or change their historical pattern of ordering products from the Company, there could be a significant impact on the Company's revenues and profits.

Dependence On Third-Party Suppliers. The Company depends on others to
-----------------------------------
manufacture a significant portion of the component parts incorporated into its products. The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply are readily available for most component parts. The Company depends on its suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers; instead, it purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. This means the Company is vulnerable to unanticipated price increases.

          The Company purchases fiber optic strands from a single Japanese supplier. While the Company believes alternative sources for fiber optic strands are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW(R) and END GLOW(R) cables require fiber optic material of a higher quality than the Company believes is generally available elsewhere. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company's operations until such time as an alternative supplier could be found.

          The Company may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas. These international trade factors will, under certain circumstances, have an impact both on the cost of components (which will, in turn, have an impact on the cost to the Company of the manufactured product) and the wholesale and retail prices of its products.

The Company May Be Subject To Additional Risks. The risks and uncertainties
----------------------------------------------
described above are not the only ones facing the Company. Additional risks and uncertainties not presently known or currently deem immaterial may also adversely affect the Company's business operations.

Item 7. Consolidated Financial Statements
        ---------------------------------

          The following consolidated financial statements are filed as part of this report. This information appears in a separate section of this report.

                                                                            Page
                                                                            ----
          Reports of Independent Certified Public Accountants              F-2, F-3

          Consolidated Balance Sheets as of December 31, 2001 and 2000     F-4

          Consolidated Statements of Operations for the years ended
            December 31, 2001 and 2000                                     F-5

          Consolidated Statements of Stockholders' Equity for the years
          ended December 31, 2001 and 2000                                 F-6

          Consolidated Statements of Cash Flows for the years ended
            December 31, 2001 and 2000                                     F-7

          Notes to Consolidated Financial Statements                       F-8

Item 8. Changes in and disagreements with accountants on accounting and
        ----------------------------------------------------------------
        financial disclosure
        --------------------

          On October 8, 2001, we engaged the accounting firm of Gallogly, Fernandez & Riley, LLP as our new independent public accountants and dismissed Ernst & Young LLP. The decision to change our accounting firm was approved by the audit committee of our Board of Directors and by our Board of Directors. During the two most recent fiscal years ended December 31, 2000 and 1999 and the subsequent interim reporting periods from the last audit date of December 31, 2000, through and including the termination date of October 8, 2001, there were no disagreements between us and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events. The report of Ernst & Young LLP on the financial statements of the company for the two fiscal years ended December 31, 2000 and 1999, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

          We have not consulted with Gallogly, Fernandez &, Riley, LLP during the last two fiscal years ended December 31, 2000 and 1999 or during the subsequent interim reporting periods from the last audit date of December 31, 2000, through and including the termination date of October 8, 2001, on either the application of accounting principles or type of opinion Gallogly, Fernandez & Riley, LLP might issue on our financial statements.

          We requested Ernst & Young LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether Ernst & Young LLP agrees with the above statements made by us. A copy of this letter addressed to the Securities and Exchange Commission, dated October 10, 2001, is filed as Exhibit 16 to our Current Report on Form 8-K dated October 8, 2001.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

          See the sections captioned "Information About Directors and Executive Officers" and "Proposal 1: Elect Six Directors" included in the Company's definitive proxy statement in connection with its Annual Meeting of stockholders to be held on May 14, 2002, which sections are incorporated herein by reference.

Item 10. Executive Compensation
         ----------------------

          See the sections captioned "Information About Directors and Executive Officers," "Summary Compensation Table," "Aggregate Option Exercises During 2001 and Year-end Option Values," and "1994 Stock Option Plan" included in the Company's definitive proxy statement in connection with its Annual Meeting of stockholders to be held on May 14, 2002, which sections are incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

          See the section captioned "Information About Super Vision International, Inc. Common Stock Ownership" included in the Company's definitive proxy statement in connection with its Annual Meeting of stockholders to be held on May 14, 2002, which section is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

          See the section captioned "Arrangements with Officers and Directors" included in the Company definitive proxy statement in connection with its Annual Meeting of stockholders to be held on May 14, 2002, which section is incorporated herein by reference.

Item 13. Exhibits, Lists and Reports on Form 8-K
         ---------------------------------------

(a)
          3.1         Certificate of Incorporation of the Company/(1)/
          3.2         Amendment to Certificate of Incorporation/(1)/
          3.3         Amendment to Certificate of Incorporation/(6)/
          3.4         Amendment to Certificate of Incorporation/(5)/
          3.5         Bylaws/(1)/
          4.1         Form of Class A Common Stock Certificate/(8)/
         10.1         Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated/(5)/
         10.2         Employment Agreement between the company and Brett M. Kingstone/(1)/
         10.3         Form of Indemnification Agreement/(1)/
         10.4.1       Lease for Presidents Drive facility/(8)/
         10.4.2       Amendment to lease for Presidents Drive facility/(8)/
         10.5         Warrant Agreement dated as of March 31, 1997 between the company and Brett M. Kingstone/(2)/
         10.6         Stock Purchase Agreement between the company and Hayward Industries, Inc. dated as of
                      September 25, 1996, including exhibits/(3)/
         10.7         Stock Purchase Agreement between the company and Cooper Lighting, Inc. dated as of November
                      23, 1998,including exhibits/(4)/
         10.8         Agreement between the Kingstone Family Limited Partnership II and Hayward Industries, Inc.
                      dated as of March 9, 1999/(8)/
         10.9         Amendment to Registration Rights Agreement between the company and Hayward Industries, Inc.
                      dated as of March 9, 1999/(8)/
         10.10        Warrant Certificate registered in the name of Hayward Industries, Inc.*
         21.1         Subsidiaries of the Registrant/(7)/
         23.1         Consent of Gallogly, Fernandez & Riley *
         23.2         Consent of Ernst & Young LLP*

* Filed herewith

/(1)/ Incorporated by Reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-74742)
/(2)/ Incorporated by Reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
/(3)/ Incorporated by reference to the Registrant's Current Report on Form 8-K dated September 25, 1996
/(4)/ Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997
/(5)/ Incorporated by reference to the Registrant's Definitive Proxy Statement filed April 29, 1997
/(6)/ Incorporated by reference to the Registrant's Definitive Proxy Statement filed April 22, 1998
/(7)/Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2000
/(8)/ Incorporated by Reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-73804)

(b) On October 12, 2001 the Company filed Form 8-K with the Securities and Exchange Commission for the change in the Company's certifying accountant to Gallogly, Fernandez & Riley LLP from Ernst and Young LLP.

                        SUPER VISION INTERNATIONAL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants
 - Gallogly, Fernandez & Riley LLP                                    F-2

Report of Independent Certified Public Accountants
 - Ernst & Young LLP                                                  F-3

Consolidated Balance Sheets as of December 31, 2001 and 2000          F-4

Consolidated Statements of Operations for the years ended
 December 31, 2001 and 2000                                           F-5

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2001 and 2000                                           F-6

Consolidated Statements of Cash Flows for the years ended
 December 31, 2001 and 2000                                           F-7

Notes to Consolidated Financial Statements                            F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.

We have audited the accompanying consolidated balance sheet of Super Vision International, Inc. and its subsidiary as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. and its subsidiary as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                             /s/ Gallogly, Fernandez & Riley LLP

Orlando, Florida
March 1, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.

We have audited the accompanying consolidated balance sheet of Super Vision International, Inc. and its subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. and its subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP

Orlando, Florida
March 7, 2001

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                              ASSETS                                                2001         2000
                                                                                -----------   -----------
Current Assets:
  Cash and cash equivalents                                                     $   812,336   $ 1,673,639
  Investments                                                                       902,157     1,398,517
  Trade accounts receivable, less allowance for
   Doubtful accounts of $162,016 and $146,693 at December 31, 2001 and
    2000, respectively                                                            2,091,165     2,024,701
  Inventories, less reserve of $325,768  and $411,474
   at December 31, 2001 and 2000, respectively                                    2,307,633     2,302,154
  Prepaid expense                                                                   214,498        83,348
  Other assets                                                                       19,497        26,000
                                                                                -----------   -----------
                  Total current assets                                            6,347,286     7,508,359
                                                                                -----------   -----------
Property and Equipment:
  Machinery and equipment                                                         1,895,259     1,641,962
  Furniture and fixtures                                                            449,417       453,661
  Computers                                                                         819,804       768,476
  Vehicles                                                                           44,386        36,620
  Leasehold improvements                                                            982,575       976,646
  Property held under capital lease                                               3,081,000     3,081,000
                                                                                -----------    ----------
                                                                                  7,272,441     6,958,365
  Accumulated depreciation and amortization                                      (2,917,423)   (2,271,136)
                                                                                -----------   -----------
                               Net property and equipment                         4,355,018     4,687,229
                                                                                -----------   -----------

Investments                                                                         456,746            --
Goodwill, less accumulated amortization of $8,423 and $4,679 at
 December 31, 2001 and 2000, respectively                                            17,781        21,524
Patents and trademarks less amortization of $54,810 and
 $41,028 at December 31, 2001 and 2000, respectively                                132,190       134,321
Other assets                                                                        169,190       160,327
                                                                                -----------   -----------
                                                                                $11,478,211   $12,511,760
                                                                                ===========   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                              $ 1,322,135   $ 1,317,007
  Accrued compensation and benefits                                                  96,139        86,918
  Deposits                                                                           30,873        25,753
  Current portion of obligation under capital lease                                  89,751        68,388
                                                                                -----------   -----------
                  Total current liabilities                                       1,538,898     1,498,066
                                                                                -----------   -----------

Obligation under capital lease, less current portion                              2,970,805     3,060,556
                                                                                -----------   -----------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares                                     --            --
   Authorized, none issued
  Class A common stock, $.001 par value, authorized 16,610,866 shares,
   2,083,110 and 2,065,543 issued and outstanding at December 31, 2001 and
    2000, respectively                                                                2,084         2,066

  Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding at December 31, 2001 and 2000. Each share of
    Class B common stock is entitled to five
    votes per share                                                                     483           483
Accumulated other comprehensive loss                                                (30,655)       (9,938)
Additional paid-in capital                                                       10,556,110    10,520,808
Accumulated deficit                                                              (3,559,514)   (2,560,281)
                                                                                -----------   -----------
                  Total stockholders' equity                                      6,968,508     7,953,138
                                                                                -----------   -----------
                                                                                $11,478,211   $12,511,760
                                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended
                                                                December 31,
                                                             2001           2000
                                                         -----------    -----------
Revenues                                                 $11,785,237    $11,654,167

Cost and Expenses:
 Cost of sales                                             7,666,691      7,918,273
 Selling, general and administrative                       4,350,170      3,322,547
 Research and development                                    456,032        455,447
                                                         -----------    -----------
               Total costs and expenses                   12,472,893     11,696,267
                                                         -----------    -----------
Operating loss                                              (687,656)       (42,100)

Non-operating income (expense):
 Interest income                                             122,086        186,693
 Other Income                                                 13,800         34,023
 (Loss) Gain on sale of investments                          (16,106)        15,725
 Interest expense                                           (431,357)      (438,792)
 Loss on disposal of property and equipment                       --        (14,760)
                                                         -----------    -----------
                    Total non-operating expense             (311,577)      (217,111)
                                                         -----------    -----------

Net loss                                                 $  (999,233)   $  (259,211)
                                                         ===========    ===========

Basic and diluted loss per common share                  $     (0.39)   $     (0.10)
                                                         ===========    ===========

Basic and diluted weighted average shares outstanding      2,566,374      2,544,005
                                                         ===========    ===========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock
                                       -------------------------------------

                                       ------------------   ----------------
                                             Class A            Class B         Additional
                                       ------------------   ----------------     Paid-in     Accumulated
                                        Shares     Amount    Shares   Amount     Capital       Deficit
                                       ---------   ------   -------   ------   -----------   -----------
Balance, January 1, 2000               2,054,102   $2,054   483,264    $483    $10,374,565   $(2,301,070)

  Issuance of common stock  warrants          --       --        --      --         87,816            --

  Exercise of employee stock options      11,441       12                           58,427

Net loss                                      --       --        --      --             --      (259,211)

Unrealized loss on
 available-for-sale Securities                --       --        --      --             --            --
                                       ---------   ------   -------    ----    -----------   -----------

Comprehensive loss


Balance, December 31, 2000             2,065,543   $2,066   483,264    $483    $10,520,808   $(2,560,281)
                                       =========   ======   =======    ====    ===========   ===========

Return and cancellation of
 vested common stock warrants                 --       --        --      --        (43,410)           --

  Exercise of employee stock options      17,567       18        --      --         78,712            --

  Net Loss                                    --       --        --      --             --      (999,233)

Unrealized loss on
 available-for-sale securities                --       --        --      --             --            --
                                       ---------   ------   -------    ----    -----------   -----------

Comprehensive loss

Balance, December 31, 2001             2,083,110   $2,084   483,264    $483    $10,556,110   $(3,559,514)
                                       =========   ======   =======    ====    ===========   ===========

                                       Accumulated
                                          Other          Total
                                      Comprehensive   Stockholders'   Comprehensive
                                           Loss         Equity            Loss
                                      -------------   -------------   -------------
Balance, January 1, 2000                $     --        $8,076,032              --

  Issuance of common stock warrants           --            87,816              --

  Exercise of employee stockoptions       58,439              --

Net loss                                      --          (259,211)       (259,211)

Unrealized loss on
 available-for-sale Securities            (9,938)           (9,938)         (9,938)
                                        --------        ----------     -----------

Comprehensive loss                                                     $  (269,149)
                                                                       ===========

Balance, December 31, 2000              $ (9,938)       $7,953,138
                                        ========        ==========

Return and cancellation of
 vested common stock warrants                 --           (43,410)

  Exercise of employee stock options          --            78,730

  Net Loss                                    --          (999,233)       (999,233)

Unrealized loss on
 available-for-sale securities          $(20,717)          (20,717)        (20,717)
                                        --------        ----------     -----------
                                                                       $(1,019,950)
Comprehensive loss                                                     ===========

Balance, December 31, 2001              $(30,655)       $6,968,508
                                        ========        ==========

     See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Year Ended
                                                                                     December 31,
                                                                                 2001        2000
                                                                              ----------   ----------
Cash Flows from Operating Activities:
     Net loss                                                                 $ (999,233)  $ (259,211)

      Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
                 Depreciation                                                    678,813      642,966
                 Net loss on disposal of property and equipment                       --       14,760
                 Amortization of intangible assets and goodwill                   17,525       15,331
                 Increase (decrease) in inventory reserve                        (85,706)     110,788
                 Decrease (increase) in other assets                               6,503      (10,362)
                 Unrealized loss on available-for-sale securities                (20,717)      (9,938)
                 Issuance (cancellation) of common stock warrants                (43,410)      87,816
                 Changes in operating assets and liabilities
                     (Increase) decrease in:
                          Accounts receivable, net                               (66,464)      14,341
                          Inventory                                               80,227     (158,409)
                          Prepaid expense                                       (131,150)     (69,097)
                          Other assets                                            (8,863)      11,946
                     Increase (decrease) in:
                          Accounts payable                                         5,128      394,762
                          Accrued compensation and benefits                        9,221       17,814
                          Deposits                                                 5,120       (4,789)
                                                                              ----------   ----------

                        Total adjustments                                        446,227    1,057,929
                                                                              ----------   ----------

                        Net cash (used in) provided by operating activities     (553,006)     798,718
                                                                              ----------   ----------

Cash Flows from Investing Activities:
     Purchase of investments                                                    (960,386)     (30,861)
     Proceeds from sale of investments                                         1,000,000           --
     Purchase of property and equipment                                         (368,286)    (247,204)
     Proceeds from disposal of equipment and furniture                            21,684          932
     Acquisition of patents and trademarks                                       (11,651)     (32,452)
                                                                              ----------   ----------

                        Net cash used in investing activities                   (318,639)    (309,585)
                                                                              ----------   ----------

Cash Flows from Financing Activities:
     Proceeds from exercise of employee stock options                             78,730       58,439
     Payments on capital lease obligation                                        (68,388)     (46,788)
                                                                              ----------   ----------

                        Net cash provided by financing activities                 10,342       11,651
                                                                              ----------   ----------

Net Increase (Decrease) in Cash and Cash Equivalents                            (861,303)     500,784

Cash and Cash Equivalents, beginning of period                                 1,673,639    1,172,855
                                                                              ----------   ----------

Cash and Cash Equivalents, end of period                                      $  812,336   $1,673,639
                                                                              ==========   ==========

Supplemental Disclosure of Cash Flow Information:

Cash paid during period for:
Interest                                                                      $  431,357   $  438,722
                                                                              ==========   ==========

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     BUSINESS - Super Vision International, Inc. (the "Company") is engaged in
     --------
     the design, manufacture and marketing of SIDE-GLOW(R) and END GLOW(R) fiber optic lighting cables, light sources and "point-to-point" fiber optic signs and displays. The Company's products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

     BASIS OF CONSOLIDATION - The consolidated financial statements include the
     ----------------------
     accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the "Company"). All significant inter-company balances and transactions have been eliminated.

     ACQUISITION - On October 18, 1999, Super Vision International, Inc. entered
     -----------
     into an Asset Purchase Agreement with Oasis Falls International, Inc. and Maas Industries to acquire substantially all of the assets of these businesses in the amount of $132,812, in exchange for 31,250 shares of the Company's Class A Common Stock, par value $.001 per share. The assets acquired included inventory, tooling, machinery and certain intangible assets relating to tooling and intellectual property rights.

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

     REVENUE RECOGNITION - Generally, the Company recognizes revenue for its
     -------------------
     products upon delivery to customers, provided no significant obligations remain and collection is probable.

     CASH EQUIVALENTS - Temporary cash investments with an original maturity of
     ----------------
     three months or less are considered to be cash equivalents.

     INVESTMENTS - Marketable equity securities and debt securities are
     -----------
     classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity.

     At December 31, 2001, investments were comprised of U.S. Corporate Securities and equity securities of approximately $457,000 and $902,000 respectively as compared to $1,008,000 and $391,000, respectively at December 31, 2000. The investment in U.S. Corporate Securities matures in 2003.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     INVESTMENTS - Cont'd
     -----------

     The amortized cost, unrealized losses, and fair values of the Company's available-for-sale securities held at December 31, 2001 are summarized as follows:

                                                               Gross      Estimated
                                      Amortized              Unrealized     Fair
                                        Costs      Costs       Losses       Value
                                      ---------------------------------------------
     Available-for-sale securities:
        Fixed Income Funds             $873,037   $875,623    $(30,505)   $842,532
        Money Market Funds
                                         59,625     59,625          --      59,625
                                       -------------------------------------------
                                       $932,662   $935,248    $(30,505)   $902,157
                                       ===========================================

     Hold-to-maturity securities:
        Corporate Bonds                $456,897   $458,100    $   (150)   $456,746
                                       ===========================================

     The amortized cost, unrealized losses, and fair values of the Company's available-for-sale securities held at December 31, 2000 are summarized as follows:

                                                                  Gross      Estimated
                                      Amortized                 Unrealized      Fair
                                        Costs        Costs        Losses        Value
                                      -------------------------------------------------
     Available-for-sale securities:
         Fixed Income Funds           $  343,089   $  343,089    $(9,938)    $  333,151
         Money Market Funds
                                          57,545       57.545                    57,545
                                      -------------------------------------------------
                                      $  400,634   $  400,634    $(9,938)    $  390,696
                                      =================================================

     Hold-to-maturity securities:
        Corporate Bonds               $1,007,821   $1,033,200    $(7,620)    $1,000,201
                                      =================================================

     RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting
     --------------------------------
     Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. The implementation of these Statements is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     RECENT ACCOUNTING PRONOUNCEMENTS - Cont'd
     --------------------------------

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations- -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," it retains the fundamental provisions of those Statements. SFAS No. 144 becomes effective for fiscal years beginning after December 15, 2001. The implementation of this Statement is not expected to have a material impact on the Company's financial position or results of operations.

     SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was adopted by the Company in 2001 and its adoption had no effect on the Company's operating results or the financial position.

     INVENTORIES - Inventories are stated at the lower of cost (first-in,
     -----------
     first-out method), or market. Provision is made for any inventory deemed excessive or obsolete.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost.
     ----------------------
     Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

     INTANGIBLE ASSETS AND GOODWILL - Intangible assets, which are recorded at
     ------------------------------
     cost, consist of patents and trademarks which are owned by the Company and are being amortized over their contractual lives using the straight-line method. Goodwill represents the excess cost of the acquired business over the fair value of net assets acquired and is being amortized on a straight line basis over 7 years. At each balance sheet date, management assesses whether there has been any permanent impairment in the value of intangibles. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

     LONG-LIVED ASSETS - The Company periodically evaluates the recoverability
     -----------------
     of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

     DEPOSITS - Payments received by the Company for services to be provided in
     --------
     the following year are deferred and recognized as revenue in the period the services are provided.

     RESEARCH AND DEVELOPMENT - Research and development costs to develop new
     ------------------------
     products are charged to expense as incurred.

     ADVERTISING - Advertising costs, included in selling, general and
     -----------
     administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media, such media including trade publications, trade shows and promotional brochures. Advertising expenses were approximately $364,461 and $206,400 for the years ended December 31, 2001 and 2000, respectively.

     INCOME TAXES - Income taxes are provided for the tax effects of
     ------------
     transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     USE OF ESTIMATES - The preparation of financial statements in conformity
     ----------------
     with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     EARNINGS PER SHARE - Basic loss per share is computed by dividing net loss
     ------------------
     available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company's common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dillutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward (see Notes 6 and 7) are not included in the computation of loss per share for 2001 and 2000 because the related shares are contingently issuable or to do so would have been anti-dilutive.At December 31, 2001 and 2000, the Company had 38,000 and 69,097 potentially dilutive common shares, respectively.

     STOCK-BASED COMPENSATION - The Company follows Accounting Principles Board
     ------------------------
     Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 "Accounting for Stock-Based Compensation."

     COMPREHENSIVE INCOME - Pursuant to SFAS No. 130, "Reporting Comprehensive
     --------------------
     Income," the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities.

     BUSINESS SEGMENTS - Pursuant to SFAS No. 131, "Disclosure About Segments of
     -----------------
     a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

2.   INVENTORIES:

     Inventories consist of the following:

                                             December 31,
                                          2001         2000
                                       ----------   ----------
     Raw materials                     $1,775,229   $1,759,504
     Work in process                       18,418       12,461
     Finished goods                       839,754      941,663
                                       ----------   ----------
                                        2,633,401    2,713,628
     Less: Reserve for inventories       (325,768)    (411,474)
                                       ----------   ----------
                     Net inventories   $2,307,633   $2,302,154
                                       ==========   ==========

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

3.   CAPITAL LEASE OBLIGATION:

     The Company leases its operating facility from a corporation owned by the Company's chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

                                           December 31,
                                        2001         2000
                                     ----------   ----------
     Office/Warehouse building       $3,081,000   $3,081,000
     Less accumulated amortization     (924,300)    (718,900)
                                     ----------   ----------
                                     $2,156,700   $2,362,100
                                     ==========   ==========

     At December 31, 2001, future minimum lease payments for the capital lease are as follows: Year ending December 31:

     2002                                 $   610,596
     2003                                     628,404
     2004                                     641,127
     2005                                     659,821
     2006                                     673,176
     2007 and thereafter                    3,932,454
                                          -----------
     Minimum lease payments                 7,145,578
     Less amount representing interest
          and executory costs              (4,085,022)
                                          -----------
     Present value of net minimum lease
          payments under capital lease    $ 3,060,556
                                          ===========

     Deposits paid under this lease agreement totaled $58,167 at December 31, 2001 and 2000. The Company's lease payments, including interest and executory costs were $598,481 and $581,520 in 2001 and 2000, respectively.

4.   FINANCIAL INSTRUMENTS AND CREDIT RISKS:

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and investments. The Company places its cash, cash equivalents and investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash, cash equivalents and investments in money market funds, and debt securities with a major brokerage firm. These funds are uninsured. The total amount invested in money market funds at December 31, 2001 and 2000 was $736,501 and $1,035,817 respectively. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

     The Company purchases fiber optic strands from a single Japanese supplier. While the Company believes alternative sources for fiber optic strands are available to enable it to produce endpoint signs and displays, the SIDE-GLOW(R) and END GLOW(R) cables require fiber optic material of a higher quality than the Company believe is generally available elsewhere. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company's operations until such time as an alternative supplier could be found.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

5.   INCOME TAXES:

     As of December 31, 2001, the Company had approximately $2,614,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2021.

     Components of deferred tax assets (liabilities) are as follows:

                                                December 31,
                                             2001         2000
                                          -----------   ---------
     Accounts receivable                  $    60,967   $  55,201

     Inventories                              174,688     208,015
     Accrued expenses                          18,004      52,194
     Depreciation                              12,532     (58,439)
     Stock warrants                            71,579      71,579
     Other                                      9,635      10,344
     Tax credits                               11,157      11,157
     Net operating loss carry forwards        983,627     625,250
                                          -----------   ---------
                                            1,342,189     975,301
     Valuation allowance                   (1,342,189)   (975,301)
                                          -----------   ---------
                                          $        --   $      --
                                          ===========   =========

     In accordance with SFAS No. 109, "Accounting for Income Taxes", valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,342,189 at December 31, 2001.

     The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2001 and 2000:

                                                         2001                2000
                                                 ------------------   -----------------
                                                   Amount       %      Amount      %
                                                 ---------   ------   --------   ------
     Tax benefit computed at statutory federal
     rate                                        $(339,739)  (34.00)  $(88,131)  (34.00)
     State tax benefit                             (37,025)   (3.71)    (8,432)   (3.25)
     Change in valuation allowance                 366,888    36.72     88,000    33.95
     Non-deductible expenses                         9,876     0.99      9,694     3.74
     Other, net                                         --       --     (1,131)    (.44)
                                                 ---------   ------   --------   ------
     Income tax expense                          $      --       --   $     --       --
                                                 =========   ======   ========   ======

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

6.   CAPITAL STOCK:

     CLASS A COMMON STOCK - At December 31, 2001 the Company has reserved Class
     --------------------
     A Common Stock for issuance in relation to the following:

     Employee Stock Options                                      363,355
     Shares Subject to Warrants                                  438,875
     Conversion of Class B Common Stock                          483,264

     CLASS B COMMON STOCK - Each share of Class B Common Stock is entitled to
     --------------------
     five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

     STOCK WARRANTS - The Company has 438,875 vested warrants outstanding in
     --------------
     connection with the transactions described below.

     The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock at an exercise price of $7.00 per share to the Kingstone Family Limited Partnership II ("KFLP II"), of which Chairman and Chief Executive Officer of the Company, Brett Kingstone, controls and is the general partner. The warrant was granted on March 31, 1997, and expires March 31, 2007. KFLP II has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Cooper Lighting, Inc. ("Cooper"). KFLP II has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant's full or partial exercise to Hayward Industries, Inc. ("Hayward").

     CAPITAL STOCK TRANSACTIONS - On November 23, 1998, the Company entered into
     --------------------------
     a Stock Purchase Agreement with Cooper Lighting, Inc. ("Cooper"), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol "CBE") pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000. The Company incurred issuance costs associated with this transaction of $4,377 in 1999. In addition, the Company entered into a Distributorship Agreement (the "Distributorship Agreement") with Cooper and Cooper Industries (Canada), Inc. ("Cooper Canada"), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada to the Company's fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In consideration for these rights, Cooper and Cooper Canada have collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company's products over a five year period, renewable after such period. Cooper was also granted a ten-year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Company at $8.02 per share. The warrant expires November 23, 2008. Vesting of these warrants is tied to achievement of annual minimum purchase commitments as defined in the Distributorship Agreement.

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

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

6.   CAPITAL STOCK (continued):

     CAPITAL STOCK TRANSACTIONS - (continued)
     --------------------------

     The Company did not have any sales to Cooper and Cooper Canada during 2001, as compared to $1,372,493 and $106,458 respectively in 2000. There were no trade accounts receivable from Cooper and Cooper Canada as of December 31, 2001, as compared to $29,920 and $73,506 respectively as of December 31, 2000.

     On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company's Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement, pursuant to which Hayward acquired the worldwide rights to market and sell the Company's fiber optic lighting products in the swimming pool and spa market. The warrants had a 10-year life and would expire September 25, 2006.

     On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward's exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001. The Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company's fiscal years ending December 31, 2002 and 2003. Pursuant to the agreement, Hayward also agreed to return certain fiber optic lighting products previously sold by the Company to Hayward and to return vested warrants covering 49,896 shares of the Company's Class A common stock previously issued to Hayward all in exchange for $300,000 paid by the Company to Hayward in December 2001. The settlement payment of $300,000 was allocated to the returned inventory at its fair market value of approximately $155,000, to the returned vested warrants at their fair market value on August 15, 2001, the measurement date, of approximately $43,000 and the balance of settlement payment of approximately $102,000 was recorded as a one-time charge to operations (included in selling, general and administrative expense) in December 2001. The inventory repurchased from Hayward represents the Company's manufactured fiber optic lighting products, which had been directly purchased by Hayward from the Company from January 1, 2000 through September 30, 2001. The shares underlying Hayward's remaining warrants and other shares of the Company's stock owned by Hayward are subject to certain registration rights. The termination of Hayward's exclusive distribution rights also released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond.

     As of December 31, 2001, total vested warrants in relation to Hayward's achievement of annual minimum purchase commitments under the original Distributorship Agreement was 149,688.

     The Company had sales of $1,844,953 and $3,290,337 to Hayward during 2001 and 2000, respectively. Trade accounts receivable includes $251,751 and $458,919 due from Hayward at December 31, 2001 and 2000, respectively. The Company derived approximately 16% of its total revenues from Hayward in 2001 compared to approximately 28% in 2000.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

7.   STOCK OPTION PLAN:

     The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

     The following table summarizes activity of the stock option plan for the years ended December 31, 2001 and 2000:

                                    Options        Number of      Weighted
                                  Available for     Shares         Average
                                  Future Grant    Under Option   Option Price
                                  -------------   ------------   ------------
     Balance, January 1, 2000       103,984          288,379

      Options granted               (86,650)          86,650        $7.23
      Options exercised                  --          (11,441)       $5.12

      Options cancelled              36,587          (36,587)       $5.86
                                    -------          -------

     Balance, December 31, 2000      53,921          327,001

      Options granted               (42,400)          42,400        $6.29
      Options exercised                  --          (17,567)       $4.48
      Options cancelled              27,849          (27,849)       $7.66
                                    -------          -------

     Balance, December 31, 2001      39,370          323,985
                                    =======          =======

     The weighted average fair value of options granted during 2001 and 2000 was $3.07 and $3.25 per option, respectively. At December 31, 2001, the 323,985 options outstanding under the plan are summarized in the following table:

                                     Weighted         Weighted
     Option    Range of Exercise      Average          Average
     Shares          Prices        Exercise Price   Remaining Life
     -------   -----------------   --------------   --------------
     112,967     $3.69 - $5.47         $4.50           6.12 years
     105,318     $5.55 - $7.38         $6.38           6.92
     105,700     $7.44 - $9.25         $8.30           6.67

     Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of December 31, 2001, 254,856 options were vested and exercisable. These options are summarized below:

                                     Weighted         Weighted
     Option    Range of Exercise      Average          Average
     Shares          Prices        Exercise Price   Remaining Life
     -------   -----------------   --------------   --------------
      96,301     $3.69 - $5.47         $4.55           6.73 years
      63,521     $5.55 - $7.38         $6.56           7.21
      95,034     $7.44 - $9.25         $8.32           5.88

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

7.   STOCK OPTION PLAN (continued):

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

                         2001          2000
                      -----------   ----------
     Net  loss:
      As reported     $  (999,233)  $(259,211)
      Proforma loss   $(1,141,246)  $(408,929)

     Basic EPS:
      As reported     $     (0.39)  $   (0.10)
      Proforma loss   $     (0.45)  $   (0.16)

     Diluted EPS:
      As reported     $     (0.39)  $   (0.10)
      Proforma loss   $     (0.45)  $   (0.16)

     These proforma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 35% based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years during 2001 and 2000.

8.   SIGNIFICANT CUSTOMERS/EXPORT SALES:

     Sales to foreign markets and significant customers as a percentage of the Company's total revenues were as follows:

                                               2001      % of Sales      2000      % of Sales
                                            ----------   ----------   ----------   ----------
     Foreign markets:
      Americas (excluding USA)              $1,158,294       10%      $1,140,433       10%
      Europe, the Middle East and Africa     1,122,694        9%       1,295,116       11%
      Asia Pacific                             694,627        6%         311,178        3%
      Japan                                     96,551        1%          89,120        1%
                                            ----------   ----------   ----------   ----------
                                            $3,072,166       26%      $2,835,847       25%

     Significant customers:
      Hayward Pool Products                 $1,844,953       16%      $3,290,337       28%
      Regent Lighting Corporation              838,891        7%      $1,478,951       13%

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2001

9.   BENEFIT PLANS:

     The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50%, of the participants' contributions, to a maximum of 3% of the participants' salary, totaling $29,662 and $37,463 for 2001 and 2000, respectively. Effective October 1, 2001, the Company discontinued the company match portion of the plan.

     The Company has established a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees were $73,682 and $65,029 for 2001 and 2000, respectively.

10.  CONTINGENCIES

     On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated ("Color Kinetics"). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company's products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics' patents for LED lighting systems. The Company intends to vigorously defend itself against this allegation.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SUPER VISION INTERNATIONAL, INC.


Date: March 25, 2002                         By:  /s/ Brett M. Kingstone
                                                  ------------------------------
                                                  Brett M. Kingstone - Chairman,
                                                  Chief Executive Officer

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Brett M. Kingstone                                        March 25, 2002--
-----------------------------------------
Brett M. Kingstone - Chairman of
the Board of Directors, Chief
Executive Officer
(Principal Executive Officer)


/s/ Larry J. Calise                                           March 25, 2002--
-----------------------------------------
Larry J. Calise - Chief Financial Officer
(Principal Financial and Accounting
Officer)


/s/ Anthony Castor                                            March 25, 2002--
-----------------------------------------
Anthony Castor - Director


/s/ Brian McCann                                              March 25, 2002--
-----------------------------------------
Brian McCann - Director


/s/  Edgar Protiva                                            March 25, 2002--
-----------------------------------------
Edgar Protiva - Director


/s/ Robert Wexler                                             March 25, 2002--
-----------------------------------------
Robert Wexler - Director


/s/ Fritz Zeck                                                March 25, 2002--
-----------------------------------------
Fritz Zeck - Director

                                  EXHIBIT INDEX

10.10 Warrant Certificate registered in the name of Hayward Industries, Inc.

23.1  Consent of Ernst & Young LLP

23.2  Consent of Gallogly, Fernandez & Riley LLP