Form 10QSB
period 2002-03-31
SUPER VISION INTERNATIONAL INC
filed 2002-05-10
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File No. 0-23590

SUPER VISION INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	59-3046866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

8210 Presidents Drive
Orlando, Florida 32809
(Address of Principal Executive Offices) (Zip Code)

(407) 857-9900
(Issuer’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 6, 2002:
Class A Common Stock, $.001 par value	2,056,980 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format. Yes ☐ No ☒

SUPER VISION INTERNATIONAL, INC.

SUPER VISION INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$567,375	$812,336
Investments	1,358,549	902,157
Trade accounts receivable, less allowance for doubtful accounts of $105,759 and $162,016 at March 31, 2002 and December 31, 2001, respectively	2,154,766	2,091,165
Inventories, less reserve of $289,542 at March 31, 2002 and $325,768 at December 31, 2001	2,380,520	2,307,633
Prepaid expense	113,612	214,498
Other assets	18,957	19,497

Total current assets	6,593,779	6,347,286

Property and Equipment	7,293,085	7,272,441
Accumulated depreciation and amortization	(3,077,493)	(2,917,423)

Net property and equipment	4,215,592	4,355,018
Investments	—	456,746
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $58,230 at March 31, 2002 and and $54,810 at December 31, 2001	128,770	132,190
Other assets	165,323	169,190

	$11,121,245	$11,478,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,236,513	$1,322,135
Accrued compensation and benefits	3,810	96,139
Deposits	46,814	30,873
Current portion of obligation under capital lease	92,908	89,751

Total current liabilities	1,380,045	1,538,898
Obligation Under Capital Lease	2,946,360	2,970,805
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,083,110 issued and outstanding	2,084	2,084
Class B common stock, $.001 par value, authorized 3,389,134 shares, 483,264 issued and outstanding	483	483
Additional paid-in-capital	10,556,110	10,556,110
Accumulated other comprehensive loss	(31,183)	(30,655)
Accumulated deficit	(3,732,654)	(3,559,514)

Total stockholders’ equity	6,794,840	6,968,508

	$11,121,245	$11,478,211

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

	Three Months Ended March 31,
	2002	2001
Revenues	$2,867,267	$3,416,147
Cost and Expenses:
Cost of sales	1,714,321	2,283,357
Selling, general and administrative	1,117,080	939,507
Research and development	121,680	97,827

Total costs and expenses	2,953,081	3,320,691
Operating Income (Loss)	(85,814)	95,456
Non-Operating Income (Expense):
Interest income	27,104	40,601
Interest expense	(106,853)	(109,185)
Loss on investments	(5,635)	(4,754)
Other expense	(1,942)	—

Total non-operating expense	(87,326)	(73,338)

Net Income (Loss)	$(173,140)	$22,118

Net Income (Loss) Per Common Share:
Basic	$(0.07)	$0.01

Diluted	$(0.07)	$0.01

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$(173,140)	$22,118

Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation	160,070	165,571
Amortization of intangible assets	3,420
Increase (decrease) in inventory reserve	(36,226)	(11,467)
Decrease in other assets	541	—
Loss on investments	5,635	—
Gain on available for sale securities	(528)	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(63,601)	(450,720)
Inventories	(36,661)	31,564
Prepaid expense	100,885	(63,053)
Other assets	3,867	(11,226)
Increase (decrease) in:
Accounts payable	(85,621)	49,329
Accrued compensation and benefits	(92,329)	(86,173)
Deposits	15,941	10,757

Total adjustments	(24,607)	(365,418)

Net cash used in operating activities	(197,747)	(343,300)
Cash Flows from Investing Activities:
Purchase of property and equipment	(20,644)	(42,142)
Purchase of investments	(5,282)	(1,356)
Acquisition of patents and trademarks	—	(4,996)

Net cash used in investing activities	(25,926)	(48,494)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(21,288)	(12,195)

Net cash used in financing activities	(21,288)	(12,195)

Net Decrease in Cash and Cash Equivalents	(244,961)	(403,989)
Cash and Cash Equivalents, beginning of period	812,336	1,673,639

Cash and Cash Equivalents, end of period	$567,375	$1,269,650

See accompanying notes to unaudited condensed consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Unaudited)

1.    Summary of Significant Accounting Policies:

Business—Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture and marketing of SIDE-GLOW® and END GLOW® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

Basis of Consolidation—The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated.

Revenue Recognition—Generally, the Company recognizes revenue for its products upon delivery to customers, provided no significant obligations remain and collection is probable.

Cash Equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Investments—Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities are corporate bonds that mature in January 2003 and earn interest at the rate of 5.875% per annum.

The amortized cost, unrealized losses, and fair values of the Company’s investments held at March 31, 2002 are summarized as follows:

	Amortized Costs	Costs	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	878,778	883,038	(31,183)	847,595
Money Market Funds	59,843	59,843	—	59,843

	934,388	942,881	(31,183)	907,438

Held-to-maturity securities:
Corporate Bonds	455,344	458,100	(4,233)	451,111

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements—In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002. The implementation of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

Inventories—Inventories are stated at the lower of cost (first-in, first-out method), or market. Provision is made for any inventory deemed excessive or obsolete.

Property and Equipment—Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation and amortization in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

Intangible Assets and Goodwill—In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, has therefore ceased upon adoption of SFAS 142 effective January 1, 2002.

Intangible assets, which are recorded at cost, consist of patents and trademarks, which are owned by the Company and are being amortized over their contractual lives using the straight-line method. Goodwill represents the excess cost of the acquired business over the fair value of net assets acquired. Under the guidance of Financial Accounting Standards Board No. 142, goodwill and intangible assets deemed to have indefinitive lives will no longer be amortized but will be subject to annual impairment test in accordance with the statement. The factors considered by management include trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors. No impairment losses have been recognized in any of the periods presented.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long – Lived Assets—In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations- -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” it retains the fundamental provisions of those Statements. SFAS No. 144 became effective January 1, 2002.

The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized in any of the periods presented.

Deposits—Payments received by the Company for services to be provided in the following year are deferred and recognized as revenue in the period the services are provided.

Research and Developments—Research and development costs to develop new products are charged to expense as incurred.

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media, such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $65,000 and $113,000 for the three months ended March 31, 2002 and 2001, respectively.

Income Taxes—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dillutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward are not included in the computation of loss per share for the quarter ended March 31, 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2002, the Company had 25,351 potentially dilutive common shares.

Stock-Based Compensation—The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 “Accounting for Stock-Based Compensation.”

Comprehensive Income—Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities.

Business Segments—Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

2.    Inventories:

Inventories consist of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$1,736,995	$1,775,229
Work in process	11,157	18,418
Finished goods	921,911	839,754

	2,670,062	2,633,401
Less: Reserve for inventories	(289,542)	(325,768)

Net inventories	$2,380,520	$2,307,633

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Capital Lease Obligation:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	March 31, 2002	December 31, 2001
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(975,650)	(924,300)

	$2,105,350	$2,156,700

Future minimum annual lease payments for the remainder of 2002 and years subsequent thereto in the aggregate are as follows:

2002	$457,947
2003	628,404
2004	641,127
2005	659,821
2006	673,176
2007 and thereafter	3,932,454

Minimum lease payments	6,992,929
Less amount representing interest and executory costs	(3,953,661)

Present value of net minimum lease payments under capital lease	$3,039,268

Deposits paid under this lease agreement totaled $58,167 at March 31, 2002.

4.    Stock Option Plan:

The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the three-month period ended March 31, 2002:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2002	39,370	323,985	$3.69 - $9.25
Options granted	(300)	300	$5.90
Options cancelled	17,168	(17,168)	$4.81 - $9.25

Balance, March 31, 2002	56,238	307,117

Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of March 31, 2002, shares of common stock options totaling 244,888 were vested and exercisable.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Earnings (Loss) Per Share:

The following table sets forth the computation of basic and diluted earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.”

	For the Three Months Ended March 31,
	2002	2001
Numerator:
Net income (loss) (numerator for basic and Diluted earnings (loss) per share)	$(173,140)	$22,118
Denominator:
Denominator for basic earnings (loss) per share—weighted average shares	2,566,374	2,548,807
Effect of dilutive securities:
Options	—	22,897
Warrants	—	8,416

Dilutive potential shares	—	31,313

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	2,566,374	2,580,120

Basic earnings (loss) per share	$(0.07)	$0.01

Diluted earnings (loss) per share	$(0.07)	$0.01

6.    Contingencies

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. The Company intends to vigorously defend itself against this allegation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report, and the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

The following discussion contains certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow® and End Glow® cable and light sources, lighting accessories, endpoint signs and displays along with fiber optically lit waterfalls and water features. Revenues for the three months ended March 31, 2002 were approximately $2,867,000 as compared to approximately $3,416,000 for the three months ended March 31, 2001, a decrease of approximately $549,000 or 16%. The decrease was primarily the result of a reduction in revenues in the pool and spa and domestic architectural lighting markets, which declined approximately $507,000 and $82,000 respectively, as compared to the three months ended March 31, 2001.

The Company derived approximately 3% of its total revenues from Hayward Pool Products Inc. for the three months ended March 31, 2002, as compared to approximately 27% for the same period in 2001. Previously, Hayward was the exclusive worldwide distributor of the Company’s fiber optic lighting products in the pool and spa market. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001.

The Company directly markets its pool and spa products through its network of independent manufacturer’s representatives. The Company believes that the decline in the pool market is the result of a slower than anticipated “early buy” of fiber optic lighting products by pool distributors as well as the ramp up period to build awareness and distribution channels related to the Company’s entry into the pool market on a direct basis.

Gross margin for the quarter ended March 31, 2002 was approximately $1,153,000 or 40% as compared to approximately $1,133,000 or 33% for the three months ended March 31, 2001. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increased gross margin was the result of an increased percentage of higher margin sales from domestic architectural lighting as well as the increased margins from sales of our LED sign market products.

Selling, general and administrative expenses were approximately $1,117,000 during the three months ended March 31, 2002 as compared to approximately $940,000 for the same period in 2001, an increase of approximately $177,000 or 19%. The increase was principally due to additional sales and marketing related expenses to support the Company’s domestic architectural lighting market as well as our direct entry into the pool and spa markets. The Company currently expects that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company’s product offering in the domestic architectural lighting market as well as the pool and spa market on a direct basis through its network of agents and independent manufacturer representatives.

Research and development costs were approximately $122,000 during the three months ended March 31, 2002 as compared to approximately $98,000 during the same period in 2001. The increase in research and development expense is related to the development of the LED product offering for the pool and spa market

Interest expense of approximately $107,000 for the quarter ended March 31, 2002 as compared to approximately $109,000 for the same period in 2001 relates to the capital lease in connection the Company’s facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended March 31, 2002 and 2001 respectively.

The net loss for the three months ended March 31, 2002 was approximately $173,000 or $0.07 per basic and diluted common share, as compared to net income of approximately $22,000, or $0.01 per basic and diluted common share, for the quarter ended March 31, 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had working capital of approximately of $5,214,000, an increase of approximately 8% as compared to working capital of approximately $4,808,000 at December 31, 2001. During the quarter ended March 31, 2002, the Company financed its operations primarily from cash flow and cash on hand.

Net cash used in operations amounted to approximately $198,000 for the quarter ended March 31, 2002 as compared to approximately $343,000 used in operations for the first quarter of 2001. The most significant use of cash was generated by the increase in accounts receivable of approximately $64,000 due to the timing of customer payments. The decrease in prepaid expense of approximately $101,000 is mainly due to the reduction in advance lease payments on the existing facility. The timing of payroll and supplier payments accounted for most of the decrease in accrued compensation and benefits and accounts payable of approximately $92,000 and $86,000 respectively. Net cash used in investing activities for the quarter ended March 31, 2002 amounted to approximately $26,000 and is primarily related to the purchase of equipment and leasehold improvements. Net cash used in financing activities for the three months ended March 31, 2002 amounted to approximately $21,000 in payments on the capital lease obligation related to the Company’s facility.

We currently believe that existing cash and cash equivalents balances and short-term investments will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the architectural lighting and pool and spa markets in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact our ability to achieve and maintain profitability.

If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may not be able to devote as much resources as anticipated to developing or enhancing our products, taking advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could harm our business, financial condition, and results of operations.

Related Party Transactions

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the three months ended March 31, 2002 and 2001 amounted to approximately $153,000 and $145,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered in the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At December 31, 2001, future minimum lease payments for the capital lease were as follows:

Year ending December 31:
2002	$610,596
2003	628,404
2004	641,127
2005	659,821
2006	673,176
2007 and thereafter	3,932,454

Minimum lease payments	7,145,578
Less amount representing interest and executory costs	(4,085,022)

Present value of net minimum lease Payments under capital lease	$3,060,556

Deposits paid under the lease agreement totaled $58,167 at December 31, 2001 and 2000.

See also Note 6 to the company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within a reasonable time frame. We believe that the allowance for doubtful accounts and provision for inventory obsolescence is adequate at each period end.

PART II

Item 1.     Legal Proceedings.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. The Company intends to vigorously defend itself against this allegation.

Item 6.     Exhibits and Reports on Form 8-K

Reports on Form 8-K. The Company did not file any report on Form 8-K during the first quarter of 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ BRETT M. KINGSTONE
Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

Date:    May 10, 2002

By:	/s/ LARRY J. CALISE
Larry J. Calise, Chief Financial Officer (Principal Financial and Accounting Officer)
Date:    May 10, 2002