Form 10QSB
period 2002-06-30
SUPER VISION INTERNATIONAL INC
filed 2002-08-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-23590

SUPER VISION INTERNATIONAL, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	59-3046866 (I.R.S. Employer Identification Number)

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

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 7, 2002:
Class A Common Stock,
$.001 par value	2,056,980 shares
Class B Common Stock,
$.001 par value	483,264 shares

Transitional Small Business Disclosure Format
Yes ☐ No ☒

Super Vision International, Inc.

SIGNATURES	15

Super Vision International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$677,784	$812,336
Investments	1,366,097	902,157
Trade accounts receivable, less allowance for
Doubtful accounts of $125,725 and $162,016 at June 30, 2002 and December 31, 2001, respectively	2,278,999	2,091,165
Inventories, less reserve of $304,367 at June 30, 2002 and $325,768 at December 31, 2001	2,110,012	2,307,633
Prepaid expense	100,961	214,498
Other assets	25,376	19,497

Total current assets	6,559,229	6,347,286

Property and Equipment	7,385,164	7,272,441
Accumulated depreciation and amortization	(3,246,054)	(2,917,423)

Net property and equipment	4,139,110	4,355,018
Investments	—	456,746
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $61,874 at June 30, 2002 and $54,810 at December 31, 2001	128,255	132,190
Other assets	169,117	169,190

	$11,013,492	$11,478,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,320,759	$1,322,135
Accrued compensation and benefits	69,614	96,139
Deposits	41,382	30,873
Current portion of obligation under capital lease	98,300	89,751

Total current liabilities	1,530,055	1,538,898
Obligation Under Capital Lease	2,918,931	2,970,805
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares Authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,056,980 and 2,083,110 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	2,057	2,084
Class B common stock, $.001 par value, authorized3,389,134 shares, 483,264 issued and outstanding	483	483
Additional paid-in-capital	10,556,137	10,556,110
Accumulated other comprehensive loss	(38,192)	(30,655)
Accumulated deficit	(3,955,979)	(3,559,514)

Total stockholders’ equity	6,564,506	6,968,508

	$11,013,492	$11,478,211

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues	$3,485,319	$3,067,327	$6,352,585	$6,483,474
Cost and Expenses:
Cost of sales	2,148,471	2,057,599	3,862,792	4,340,955
Selling, general and administrative	1,361,485	1,136,121	2,478,564	2,075,630
Research and development	110,225	109,008	231,904	206,834

Total costs and expenses	3,620,181	3,302,728	6,573,260	6,623,419
Operating Loss	(134,862)	(235,401)	(220,675)	(139,945)
Non-Operating Income (Expense):
Interest income	16,625	32,956	43,729	73,557
Interest expense	(105,849)	(107,640)	(212,702)	(216,825)
Gain (Loss) on investments	6,989	(1,871)	1,354	(6,625)
Loss on disposal of property and equipment	(6,714)	—	(6,714)	—
Other income (expense)	486	9,800	(1,457)	9,800

Total non-operating expense	(88,463)	(66,755)	(175,790)	(140,093)

Net Loss	(223,325)	(302,156)	(396,465)	(280,038)

Net Loss Per Common Share:
Basic	$(0.09)	$(0.12)	$(0.16)	$(0.11)

Diluted	$(0.09)	$(0.12)	$(0.16)	$(0.11)

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows - unaudited

	Six Months Ended June 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(396,465)	$(280,038)

Adjustments to reconcile net loss to net cash provided by Operating activities:
Depreciation	346,782	328,489
Amortization of intangible assets	7,063	14,613
Decrease in inventory reserve	(21,401)	(131,500)
Increase in other assets	(5,878)	(14,768)
Gain on held-to-maturity securities	(1,354)	—
Loss on disposal of property and equipment	6,714	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(187,834)	(125,324)
Inventories	219,022	(249,049)
Prepaid expense	113,537	(32,362)
Other assets	73	(10,177)
Increase (decrease) in:
Accounts payable	(1,375)	197,041
Accrued compensation and benefits	(26,525)	(10,578)
Deposits	10,509	11,195

Total adjustments	459,333	(22,420)

Net cash provided by (used in) operating activities	62,868	(302,458)
Cash Flows from Investing Activities:
Purchase of property and equipment	(141,089)	(184,971)
Purchase of investments	(13,377)	(502,733)
Acquisition of patents and trademarks	(3,129)	(7,797)
Proceeds from disposal of equipment	3,500	—

Net cash used in investing activities	(154,095)	(695,501)

Cash Flows from Financing Activities:
Cost on issuance of common stock	—	17
Proceeds from exercise of employee stock options	—	74,871
Payments on capital lease obligation	(43,325)	(27,957)

Net cash (used in) provided by financing activities	(43,325)	46,931

Net Decrease in Cash and Cash Equivalents	(134,552)	(951,028)
Cash and Cash Equivalents, beginning of period	812,336	1,673,639

Cash and Cash Equivalents, end of period	$677,784	$722,611

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)

1.     Summary of Significant Accounting Policies:

  Business - Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture and marketing of SIDE-GLOW ® and END GLOW ® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

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

  Investments - Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities are corporate bonds that mature in January 2003 and earn interest at the rate of 5.875% per annum.

  The amortized cost, unrealized losses, and fair values of the Company’s investments held at June 30, 2002 are summarized as follows:

	Amortized Costs	Costs	Gross Unrealized (Loss) /Gain	Estimated Fair Value

Available-for-sale securities:
Fixed Income Funds	886,126	890,609	(38,192)	847,934
Money Market Funds	60,063	60,063	—	60,063

	946,189	950,672	(38,192)	907,997

Held-to-maturity securities:
Corporate Bonds	458,100	453,702	3,047	456,749

  Net unrealized loss on available-for-sale securities was $7,537 and $1,784 for the six month period ending June 30, 2002 and 2001 respectively.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

1.     Summary of Significant Accounting Policies (continued):

  Recent Accounting Pronouncements - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). FAS 143 changes the measurement of an asset retirement obligation from a cost-accumulation approach to a fair value approach, where the fair value (discounted value) of an asset retirement obligation is recognized as a liability in the period in which it is incurred and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently amortized into expense. The pre-FAS 143 prescribed practice of reporting a retirement obligation as a contra-asset will no longer be allowed. SFAS No. 143 becomes effective for fiscal years beginning after June 15, 2002. The implementation of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

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

  Intangible Assets and Goodwill - The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassesses the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company completed the transitional impairment test of its intangibles as of January 1, 2002 and no impairment was noted.

Super Vision International, Inc.
 Notes to Condensed Consolidated Financial Statements - Continued

1.     Summary of Significant Accounting Policies (continued):

  Intangible Assets and Goodwill-Cont’d:

  The Company has also reviewed the useful lives of its other intangible assets and no changes to the useful lives were noted. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over seven years. Amortization expense for goodwill for the six month ended June 30, 2001, was $1,872. The effects on net loss and loss per share, assuming the discontinuation of amortization, would have been insignificant for the six months ended June 30, 2001.

  Long - Lived Assets - In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations- -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” it retains the fundamental provisions of those Statements. SFAS No. 144 became effective January 1, 2002.

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

  Research and Developments - Research and development costs to develop new products are charged to expense as incurred.

  Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $192,000 and $263,000 for the six months ended June 30, 2002 and 2001, respectively.

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

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

1.     Summary of Significant Accounting Policies (continued):

  Earnings Per Share - Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dillutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A warrants, employee and director stock options, certain warrants issued to Hayward are not included in the computation of loss per share for the quarter ended June 30, 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At June 30, 2002, the Company had 9,255 potentially dilutive common shares.

  Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 “Accounting for Stock-Based Compensation.”

  Comprehensive Income - Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities.

  Business Segments - Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

  Reclassifications - Certain items in the financial statements of the prior period have been reclassified to conform to current period.

2.     Inventories:

  Inventories consist of the following:

	June 30, 2002	December 31, 2001

	(Unaudited)
Raw materials	$1,429,088	$1,775,229
Work in process	9,350	18,418
Finished goods	975,941	839,754

	2,414,379	2,633,401
Less: Reserve for inventories	(304,367)	(325,768)

Net inventories	$2,110,012	$2,307,633

  Super Vision International, Inc.
  Notes to Condensed Consolidated Financial Statements - Continued

  3.     Capital Lease Obligation:

  The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	June 30, 2002	December 31, 2001

Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,027,000)	(924,300)

	$2,054,000	$2,156,700

  Future minimum annual lease payments for the remainder of 2002 and years subsequent thereto in the aggregate are as follows:

2002	$305,298
2003	628,404
2004	641,127
2005	659,821
2006	673,176
2007 and thereafter	3,932,454

Minimum lease payments	6,840,280
Less amount representing interest and executory costs	(3,823,049)

Present value of net minimum lease payments under capital lease	3,017,231

  Deposits paid under this lease agreement totaled $58,167 at June 30, 2002.

4.     STOCK OPTION PLAN:

  The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

  The following table summarizes activity of the stock option plan for the six-month period ended June 30, 2002:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share

Balance, January 1, 2002	39,370	323,985	$3.69 - $9.25
Options granted	(8,600)	8,600	$3.10 - $5.90
Options cancelled	19,302	(19,302)	$4.00 - $9.25

Balance, June 30, 2002	50,072	313,283

  Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 2002, shares of common stock options totaling 254,854 were vested and exercisable.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

5.     LOSS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share.”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Numerator:
Net loss (numerator for basic and Diluted loss per share)	$(223,325)	$(302,156)	$(396,465)	$(280,038)
Denominator:
Denominator for basic loss per share-weighted
average shares	2,540,244	2,561,342	2,553,237	2,554,895
Effect of dilutive securities:
Options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential shares	—	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares	2,540,244	2,561,342	2,553,237	2,554,895

Basic loss per share	$(0.09)	$(0.12)	$(0.16)	$(0.11)

Diluted loss per share	$(0.09)	$(0.12)	$(0.16)	$(0.11)

6.     CONTINGENCIES

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. On June 6, 2002 Color Kinetics filed a patent infringement suit in the state of Massachusetts against the Company. The Company is attempting to have the suit filed by Color Kinetics consolidated with the lawsuit filed by the Company in Florida. The Company intends to vigorously defend itself against this allegation.

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

Three Months Ended June 30, 2002 vs. 2001

Results of Operations

Revenues are derived primarily from the sale of fiber optic Side Glow®and End Glow® cable and light sources and LED based products. Revenues for the three months ended June 30, 2002 were approximately $3,485,000 as compared to approximately $3,067,000 for the three months ended June 30, 2001, an increase of approximately $418,000 or 14%. The increase was primarily the result of higher revenues in the pool and spa market, which increased by approximately $585,000 as compared to the three months, ended June 30, 2001, offset by lower revenues from the International market.

The Company derived approximately 3% of its total revenues from Hayward Pool Products Inc. for the three months ended June 30, 2002, as compared to approximately 14% for the same period in 2001. Previously, Hayward was the exclusive worldwide distributor of the Company’s fiber optic lighting products in the pool and spa market. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001.

Gross margin for the quarter ended June 30, 2002 was approximately $1,337,000 or 38% as compared to approximately $1,010,000 or 33% for the three months ended June 30, 2001. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increased gross margin was the result of an increased percentage of higher margin sales from domestic architectural lighting as well as the increased margin from the pool and spa market products.

Selling, general and administrative expenses were approximately $1,361,000 during the three months ended June 30, 2002 as compared to approximately $1,136,000 for the same period in 2001, an increase of approximately $225,000 or 20%. The increase was principally due to additional sales and marketing related expenses to support the Company’s direct distribution of product into the pool and spa markets.

Research and development costs were approximately $110,000 during the three months ended June 30, 2002 as compared to approximately $109,000 during the same period in 2001.

Interest expense of approximately $106,000 for the quarter ended June 30, 2002 as compared to approximately $108,000 for the same period in 2001 relates to the capital lease in connection the Company’s facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended June 30, 2002 and 2001.

The net loss for the three months ended June 30, 2002 was approximately $223,000 or $0.09 per basic and diluted common share, as compared to a net loss of approximately $302,000, or $0.12 per basic and diluted common share, for the quarter ended June 30, 2001.

Six Months Ended June 30, 2002 vs. 2001

Results of Operations

Total revenues for the six months ended June 30, 2002 were approximately $6,353,000 as compared to approximately $6,483,000 for the six months ended June 30, 2001 a decrease of approximately $130,000 or 2%. The decrease was primarily the result of lower revenue in the international market of approximately $394,000, principally offset by revenue growth in the pool and spa, waterfall and domestic architectural lighting markets of approximately $78,000, $77,000 and $72,000 respectively.

The Company derived approximately 3% of its total revenues from Hayward Pool Products Inc. for the six months ended June 30, 2002, as compared to approximately 21% for the same period in 2001.

Gross margin for the six months ended June 30, 2002 was approximately $2,490,000 or 39% as compared to approximately $2,143,000 or 33% for the six months ended June 30, 2001. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in the amount of gross margin over the six months ended June 30, 2001 was mainly due to the increased volume of higher margin revenues derived from the sale of domestic architectural lighting and pool and spa products.

Selling, general and administrative expenses were approximately $2,479,000 for the six months ended June 30, 2002 as compared to approximately $2,076,000 for the same period ended 2001, an increase of approximately $403,000 or 19%. The increase was primarily due to additional sales and marketing related expenses to support the Company’s pool and spa, as well as the domestic architectural lighting markets. The Company currently expects that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company’s product offering in the pool and spa market as well as the domestic architectural lighting market on a direct basis, through its network of agents and independent manufacturer representatives.

Research and development costs were approximately $232,000 for the six months ended June 30, 2002 as compared to approximately $207,000 for the same period in 2001. The increase in research and development expense is related to the development of the LED product offering for the pool and spa market.

Interest expense of approximately $213,000 for the six months ended June 30, 2002, as compared to approximately $217,000 for the same period last year, relates to the capital lease in connection the Company’s facility in Orlando, Florida. Lower investment balances contributed to the reduction in other income of approximately $30,000.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2002 and 2001.

The net loss for the six months ended June 30, 2002 was approximately $396,000, or $0.16 per basic and diluted common share, as compared to net loss of approximately $280,000, and $0.11 per basic and diluted common share, for the six months ended June 30, 2001.

Liquidity and Capital Resources

At June 30, 2002 the Company had working capital of approximately of $5,029,000, an increase of approximately 5% as compared to working capital of approximately $4,808,000 at December 31, 2001. During the six months ended June 30, 2002, the Company financed its operations primarily from cash flow and cash on hand. The Company expects that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in operating results, timing of customer shipments and collection of accounts receivable, inventory management, and the timing of payments to suppliers.

Net cash provided by operations amounted to approximately $63,000 for the six months ended June 30, 2002, as compared to approximately $302,000 of cash used in operations during the six months ended June 30, 2001.

Cash provided by operations was mainly due to the decrease in inventories of approximately $219,000. Inventory management remains an area of focus as the Company balances its need to maintain inventory levels to ensure competitive lead time versus the risk of inventory obsolescence due to changing technology and customer requirements. The decrease in prepaid expense of approximately $114,000 is the result of a reduction in advance payments to suppliers for tooling costs and inventory that has now been capitalized as property and equipment and inventory.

The most significant use of cash was generated by the increase in accounts receivable by approximately $188,000 due to the timing of customer payments along with the level of sales that took place later in the quarter.

Net cash used in investing activities for the six months ended June 30, 2002 amounted to approximately $154,000 and is primarily related to the purchase of equipment and leasehold improvements.

Net cash used in financing activities for the six months ended June 30, 2002 amounted to approximately $43,000 in payments on the capital lease obligation related to the Company’s facility.

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

Related Party Transactions

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the six months ended June 30, 2002 and 2001 amounted to approximately $153,000 and $145,000, respectively. The lease agreement was approved by all of the disinterested directors of the Company, with Mr. Kingstone abstaining from the vote. At the time we entered in the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to the Company than could generally be obtained from unaffiliated third parties.

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

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the periodic evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently useable and sold within a reasonable time frame. We believe that the Company’s allowance for doubtful accounts and provision for inventory obsolescence is adequate at each period end.

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

PART II

Item 1.	Legal Proceedings .

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. On June 6, 2002 Color Kinetics filed a patent infringement suit in the state of Massachusetts against the Company. The Company is attempting to have the suit filed by Color Kinetics consolidated with the lawsuit filed by the Company in Florida. The Company intends to vigorously defend itself against this allegation.

Item 4.	Submission of Matters to a vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 14, 2002 at 10:00 a.m. at its principal executive offices, 8210 Presidents Drive, Orlando, Florida 32809. The Company’s stockholders elected the following slate of directors to the Board of Directors by a vote of 4,000,111 for, 2,210 against and 0 withheld:

Brett Kingstone	Anthony Castor	Brian McCann
Edgar Protiva	Robert Wexler	Fritz Zeck

There were no broker non-votes for this matter.

Item 6.	Exhibits and Reports on Form 8-K

            (a)   Exhibits.

Exhibit Number	Document Description

99	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

            (b)   Reports on Form 8-K   None

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.
Date: August 8, 2002	By:	/s/ Brett M. Kingstone

Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2002	By:	/s/ Larry J. Calise

Larry J. Calise, Chief Financial Officer (Principal Financial and Accounting Officer)