Form 10QSB
period 2002-09-30
SUPER VISION INTERNATIONAL INC
filed 2002-11-13
CIK 917523

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

Yes ☒ No ☐

             State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Class A Common Stock, $.001 par value Class B Common Stock, $.001 par value	Outstanding at November 11, 2002: 2,056,980 shares 483,264 shares

Transitional Small Business Disclosure Format
Yes ☐ No ☒

Super Vision International, Inc.

SIGNATURES	17

Super Vision International, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2002	December 31, 2001

ASSETS

Current Assets:
Cash and cash equivalents	$742,663	$812,336
Investments	1,344,570	902,157
Trade accounts receivable, less allowance for doubtful accounts of $96,159 and $162,016 at September 30, 2002 and December 31, 2001, respectively	1,610,502	2,091,165
Inventories, less reserve of $314,564 at September 30, 2002 and $325,768 at December 31, 2001	3,029,267	2,307,633
Prepaid expense	81,634	214,498
Other assets	60,873	19,497

Total current assets	6,869,509	6,347,286

Property and Equipment	7,416,308	7,272,441
Accumulated depreciation and amortization	(3,397,469)	(2,917,423)

Net property and equipment	4,018,839	4,355,018

Investments	—	456,746

Goodwill	17,781	17,781

Patents and trademarks, less amortization of $65,568 at September 30, 2002 and $54,810 at December 31, 2001	124,802	132,190
Other assets	180,788	169,190

Total assets	$11,211,719	$11,478,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,874,060	$1,322,135
Accrued compensation and benefits	37,287	96,139
Deposits	66,912	30,873
Current portion of obligation under capital lease	108,203	89,751

Total current liabilities	2,086,462	1,538,898

Obligation Under Capital Lease	2,886,216	2,970,805

Total liabilities	$4,972,678	$4,509,703

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,056,980 and 2,083,110 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	2,057	2,084
Class B common stock, $.001 par value, authorized 3,389,134 shares, 483,264 issued and outstanding	483	483
Additional paid-in-capital	10,556,137	10,556,110
Accumulated other comprehensive loss	(63,777)	(30,655)
Accumulated deficit	(4,255,859)	(3,559,514)

Total stockholders’ equity	6,239,041	6,968,508

	$11,211,719	$11,478,211

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues	$3,049,518	$2,303,234	$9,402,103	$8,786,708

Cost and Expenses:
Cost of sales	1,846,926	1,508,520	5,709,718	5,849,474
Selling, general and administrative	1,286,191	1,019,810	3,764,755	3,095,439
Research and development	125,345	116,738	357,249	323,573

Total costs and expenses	3,258,462	2,645,068	9,831,722	9,268,486

Operating Loss	(208,944)	(341,834)	(429,619)	(481,778)

Non-Operating Income (Expense):
Interest income	5,913	29,102	49,642	102,659
Interest expense	(104,637)	(107,628)	(317,339)	(324,453)
Gain (Loss) on investments	6,932	2,750	8,286	(7,820)
Gain (Loss) on disposal of property and equipment	700	(1,195)	(6,014)	—
Other income (expense)	156	—	(1,301)	12,550

Total non-operating expense	(90,936)	(76,971)	(266,726)	(217,064)

Net Loss	$(299,880)	$(418,805)	$(696,345)	$(698,842)

Net Loss Per Common Share:

Basic	$(0.12)	$(0.16)	$(0.27)	$(0.27)

Diluted	$(0.12)	$(0.16)	$(0.27)	$(0.27)

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows – unaudited

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(696,345)	$(698,842)

Adjustments to reconcile net loss to net cash provided by Operating activities:
Depreciation	521,526	498,450
Amortization of intangible assets	10,758	13,178
Bond premium amortization	11,022	—
Decrease in inventory reserve	(11,204)	(117,899)
Increase in other assets	(41,376)	(4,519)
(Gain) Loss on held-to-maturity securities	(8,286)	7,820
Loss on disposal of property and equipment	6,014	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	480,663	222,697
Inventories	(710,430)	(97,122)
Prepaid expense	132,863	(46,433)
Other assets	(11,598)	(6,080)
Increase (decrease) in:
Accounts payable	551,926	(105,233)
Accrued compensation and benefits	(58,852)	(79,556)
Deposits	36,039	10,058

Total adjustments	909,065	295,361

Net cash provided by (used in) operating activities	212,720	(403,481)

Cash Flows from Investing Activities:
Purchase of property and equipment	(197,151)	(219,331)
Purchase of investments	(21,526)	(520,213)
Proceeds from sale of investments	—	1,000,000
Acquisition of patents and trademarks	(3,370)	(10,420)
Proceeds from disposal of equipment	5,791	—

Net cash (used in) provided by investing activities	(216,256)	250,036

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	—	76,545
Payments on capital lease obligation	(66,137)	(47,823)

Net cash (used in) provided by financing activities	(66,137)	28,722

Net Decrease in Cash and Cash Equivalents	(69,673)	(124,723)

Cash and Cash Equivalents, beginning of period	812,336	1,673,639

Cash and Cash Equivalents, end of period	$742,663	$1,548,916

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

The amortized cost, unrealized losses, and fair values of the Company’s investments held at September 30, 2002 are summarized as follows:

	Amortized Costs	Gross Unrealized (Loss) /Gain	Estimated Fair Value

Available-for-sale securities:
Fixed Income Funds	897,035	(66,752)	830,283
Treasury Obligation Fund	57,302	2,975	60,277

	954,337	(63,777)	890,560

Held-to-maturity securities:
Corporate Bonds	454,010	(859)	451,165

Net unrealized loss on available-for-sale securities was $33,122 and $13,354 for the nine month period ending September 30, 2002 and 2001 respectively.

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

Intangible Assets and Goodwill – The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company completed the transitional impairment test of its intangibles as of January 1, 2002 and no impairment was noted.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

1.      Summary of Significant Accounting Policies (continued):

Intangible Assets and Goodwill-Cont’d:

The Company has also reviewed the useful lives of its other intangible assets and no changes to the useful lives were required. Prior to January 1, 2002 goodwill was amortized on a straight-line basis over seven years. Amortization expense for goodwill for the nine months ended September 30, 2001, was $2,808. The effects on net loss and loss per share, assuming the discontinuation of amortization, would have been insignificant for the nine months ended September 30, 2001.

Long – Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized in any of the periods presented.

Deposits - Payments received by the Company for services to be provided in a subsequent period are deferred and recognized as revenue in the period the services are provided.

Research and Developments - Research and development costs to develop new products are charged to expense as incurred.

Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $269,100 and $339,800 for the nine months ended September 30, 2002 and 2001, respectively.

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

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

1.      Summary of Significant Accounting Policies (continued):

Earnings Per Share - Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dillutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A warrants, employee and director stock options, and certain warrants issued to Hayward are not included in the computation of loss per share for the quarter ended September 30, 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At September 30, 2002, the Company had 439 potentially dilutive common shares.

Stock-Based Compensation - The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based compensation plans rather than the alternative fair value accounting provided under SFAS No. 123 “Accounting for Stock-Based Compensation.”

Comprehensive Income - Pursuant to SFAS No. 130, “Reporting Comprehensive Income,”the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities.

Business Segments - Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Reclassifications - Certain items in the financial statements of the prior period have been reclassified to conform to current period.

2.      Inventories:

Inventories consist of the following:

	(Unaudited) September 30, 2002	December 31, 2001

Raw materials	$1,478,974	$1,775,229
Work in process	729,403	18,418
Finished goods	1,135,454	839,754

	3,343,831	2,633,401
Less: Reserve for inventories	(314,564)	(325,768)

Net inventories	3,029,267	$2,307,633

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

3.      Capital Lease Obligation:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	September 30, 2002	December 31, 2001

Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,078,350)	(924,300)

	$2,002,650	$2,156,700

Future minimum annual lease payments for the remainder of 2002 and years subsequent thereto in the aggregate are as follows:

2002	152,649
2003	628,404
2004	641,127
2005	659,821
2006	673,176
2007 and thereafter	3,932,454

Minimum lease payments	6,687,631
Less amount representing interest And executory costs	(3,693,212)

Present value of net minimum lease payments under capital lease	2,994,419

Deposits paid under this lease agreement totaled $59,167 at September 30, 2002.

4.      STOCK OPTION PLAN:

The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the nine-month period ended September 30, 2002:

		Number of Shares
	Options Available for Future Grant	Under Option	Option Price Per Share

Balance, January 1, 2002	39,370	323,985	$3.69 - $ 9.25
Options granted	(9,500)	9,500	$1.90 - $ 5.90
Options cancelled	44,701	(44,701)	$3.69 - $ 9.25

Balance, September 30, 2002	74,571	288,784

Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 2002, shares of common stock options totaling 248,153 were vested and exercisable.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements - Continued

5.      LOSS PER SHARE:

The following table sets forth the computation of basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share.”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Numerator:
Net loss (numerator for basic and Diluted loss per share)	$(299,880)	$(418,805)	$(696,345)	$(698,842)
Denominator:
Denominator for basic loss per share -weighted average shares	2,540,244	2,565,582	2,553,237	2,558,735

Effect of dilutive securities:
Options	—	—	—	—
Warrants	—	—	—	—

Dilutive potential shares	—	—	—	—

Denominator for diluted loss per share -adjusted weighted average shares	2,540,244	2,565,582	2,553,237	2,558,735

Basic loss per share	$(0.12)	$(0.16)	$(0.27)	$(0.27)

Diluted loss per share	$(0.12)	$(0.16)	$(0.27)	$(0.27)

6.      CONTINGENCIES

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”) for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. On June 6, 2002 Color Kinetics filed a patent infringement suit in the state of Massachusetts against the Company. The Company is attempting to have the lawsuit filed by Color Kinetics stayed or consolidated with the lawsuit filed by the Company in Florida. On October 18, 2002, the Company and Color Kinetics jointly moved for 30 day stays in both lawsuits during which 30 days the Company and Color Kinetics have agreed to pursue settlement. The Company may not be able to reach a settlement with Color Kinetics within the 30-day period, if at all.

On September 6, 2002 the Company entered into a settlement agreement and mutual release with Rami Yosefian and Sanford Properties, Inc. in connection with a civil action styled Super Vision International vs. Jack Caruso, et al, Case No. 99-9392, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County Florida. Rami Yosefian and Sanford Properties agree that they are permanently enjoined from participating as a competitor in the fiber optic lighting industry or otherwise being involved in the manufacture, production, marketing or selling of any fiber optic lighting products. Rami Yosefian and Sanford Properties have agreed to pay the Company the total sum of $50,000 in five equal payments of $10,000 each, due and payable on the fifth day of each month commencing September 5, 2002. Net accounts receivable of $35,000, after legal fees, has been recorded on the Company’s balance sheet with an offset to legal expense. In the event the payments are not made within 5 days of the due date, Rami Yosefian and Sanford

Properties consented to the entry of a judgment against them in the amount of $75,000, less any payments previously made plus attorney’s fees and costs incurred in obtaining the judgment. In addition the Company will receive proceeds from its own insurance coverage in the amount of $15,000 which has been recorded on the Company’s balance sheet with an offset to legal expense as well.

On September 26, 2002 the Company was awarded a jury verdict in the amount of $33,100,000 against the following individuals and companies: Samson Mong Wu, Jack Caruso, David Winkler, Susan Sumida Wu, Debbie Wu, Thomas Wu, Ruby Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd. (P.R.C.), Shanghai Qiaolong Optic-Tech Industrial Co., Ltd. (P.R.C.), Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., (HK). and Travis Pochintesta. The jury found the defendants liable on all counts including fraud, civil theft, violations of Florida’s RICO act, civil conspiracy, misappropriations of Super Vision’s trade secrets and negligent destruction of evidence. The total amount of compensatory and punitive damages awarded by the jury came to $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. Each defendant is individually liable for the punitive damages assessed against him/her/it. Certain defendants are jointly and severally liable for the compensatory and civil theft damages, as set forth in the verdict. The court subsequently determined that the Company is also entitled to treble the amount of damages attributable to civil theft, pursuant to Florida’s civil theft statute. Therefore, when the final judgment is ultimately entered, the total amount awarded for civil theft will be $8,100,000, resulting in a total verdict of $38,500,000. This total amount includes all compensatory and punitive damages awarded. The court has also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute. Final judgment cannot yet be entered against a majority of the defendants because they have appealed certain pretrial orders. The Company, however, was able to obtain a partial final judgment against five defendants, who have not appealed the non-final orders in question. This discussion clarifies the monetary awards discussed in the Company’s press release dated September 26, 2002. The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all. The Company may not be successful in collecting any of the amounts awarded by the Court and therefore has not recorded any provision in its statement of operations related to this judgment.

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

The following discussion contains certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Three Months Ended September 30, 2002 vs. 2001

Results of Operations

The Company derives its revenues primarily from the sale of fiber optic Side Glow® and End Glow® cable and light sources and LED based products. Revenues for the three months ended September 30, 2002 were approximately $3,050,000 as compared to approximately $2,303,000 for the three months ended September 30, 2001, an increase of approximately $746,000 or 32%. The increase was primarily the result of higher revenues in the pool and spa market, which increased by approximately $517,000 as compared to the three months, ended September 30, 2001. The Company experienced lower than normal revenue volume of pool and spa market products during the three months ended September 30, 2001 as a result of the transition from the Company’s exclusive distribution agreement with Hayward Pool Products, Inc. to the distribution of the Company’s fiber optic lighting products on a direct sales basis. Pool and spa revenue for quarter ended September 30, 2002 include the delivery of approximately $132,000 of LED lighting products to a major OEM account. Sign market revenue increased by approximately $196,000 mainly due to the introduction of the Company’s new FlexLED product line and was offset by approximately $74,000 in lower revenue from the domestic architectural market.

The Company derived approximately 2% of its total revenues from Hayward Pool Products Inc. for the three months ended September 30, 2002, as compared to approximately 11% for the same period in 2001. Previously, Hayward was the exclusive worldwide distributor of the Company’s fiber optic lighting products in the pool and spa market. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the pool and spa market worldwide, except in the United States and Canada, as of August 15, 2001, and within the United States and Canada as of October 1, 2001.

Gross margin for the quarter ended September 30, 2002 was approximately $1,203,000 or 39% as compared to approximately $795,000 or 35% for the three months ended September 30, 2001. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increased gross margin was the result of increased sales volume derived from the sale of LED lighting products and higher margin derived from the sale of illuminators.

Selling, general and administrative expenses were approximately $1,286,000 during the three months ended

September 30, 2002 as compared to approximately $1,020,000 for the same period in 2001, an increase of approximately $266,000 or 26%. The increase was principally due to additional sales and marketing related expenses to support the Company’s direct distribution of product into the pool and spa markets of approximately $96,000 as well as legal expenditures of approximately $140,000 related to patent infringement litigation, civil action styled Super Vision International vs. Jack Caruso, et al and preparing and filing of the Company’s SB-2 registration statement to register certain shares of the Company’s Class A common stock for resale pursuant to demand registration rights by the shareholders named therein.

Research and development costs were approximately $125,000 during the three months ended September 30, 2002 as compared to approximately $117,000 during the same period in 2001.

Interest expense of approximately $105,000 for the quarter ended September 30, 2002 as compared to approximately $108,000 for the same period in 2001 relates to the capital lease for the Company’s facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended September 30, 2002 and 2001.

The net loss for the three months ended September 30, 2002 was approximately $300,000 or $0.12 per basic and diluted common share, as compared to a net loss of approximately $419,000, or $0.16 per basic and diluted common share, for the quarter ended September 30, 2001.

Nine Months Ended September 30, 2002 vs. 2001

Results of Operations

Total revenues for the nine months ended September 30, 2002 were approximately $9,402,000 as compared to approximately $8,787,000 for the nine months ended September 30, 2001 an increase of approximately $615,000 or 7%. The increase was primarily the result of higher revenue generated from the pool and spa market, which increased by approximately $642,000 compared to lower than normal pool and spa revenue in 2001. The Company experienced lower than normal pool and spa revenue in the third quarter of 2001as a result of the transition from the Company’s exclusive distribution agreement with Hayward to the sale of fiber optic lighting products on a direct sales basis. Pool and spa revenue for the nine months ended September 30, 2002 include the delivery of approximately $150,000 of LED lighting products to a major OEM account. Sign market revenue increased by approximately $215,000 mainly due to the introduction of the Company’s new FlexLED product line and was offset by lower revenue from the international market of approximately $323,000 mostly due to weak sales performance in the quarter ended September 30, 2002.

The Company derived approximately 3% of its total revenues from Hayward Pool Products Inc. for the nine months ended September 30, 2002, as compared to approximately 18% for the same period in 2001.

Gross margin for the nine months ended September 30, 2002 was approximately $3,692,000 or 39% as compared to approximately $2,937,000 or 33% for the nine months ended September 30, 2001. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in the amount of gross margin over the nine months ended September 30, 2001 was mainly due to the increased sales volume derived from the sale of LED lighting products and higher margin derived from the sale of illuminators.

Selling, general and administrative expenses were approximately $3,765,000 for the nine months ended September 30, 2002 as compared to approximately $3,095,000 for the same period ended 2001, an increase of approximately $670,000 or 22%. The increase was primarily due to additional sales and marketing related expenses to support the Company’s pool and spa, and domestic architectural lighting markets of approximately $529,000 and legal expenditures of approximately $104,000 related to patent infringement litigation, civil action styled Super Vision International vs. Jack Caruso, et al and the preparing and filing of the Company’s SB-2 registration statement to register certain shares of the Company’s Class A common stock for resale by the selling shareholders named therein.

The Company currently expects that selling, general and administrative expense will continue to increase in absolute dollars in order to support the distribution of the Company’s product offering in the pool and spa market and domestic architectural lighting markets on a direct basis through its network of agents and independent manufacturer representatives.

Research and development costs were approximately $357,000 for the nine months ended September 30, 2002 as compared to approximately $324,000 for the same period in 2001. The increase in research and development expense is primarily related to the development of the Company’s LED product offerings.

Interest expense of approximately $317,000 for the nine months ended September 30, 2002, as compared to approximately $324,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida. Lower investment balances contributed to the reduction in interest income of approximately $53,000.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2002 and 2001.

The net loss for the nine months ended September 30, 2002 was approximately $696,000, or $0.27 per basic and diluted common share, as compared to net loss of approximately $699,000, and $0.27 per basic and diluted common share, for the nine months ended September 30, 2001.

Liquidity and Capital Resources

At September 30, 2002 the Company had working capital of approximately of $4,783,000, a decrease of approximately 0.5% as compared to working capital of approximately $4,808,000 at December 31, 2001. During the nine months ended September 30, 2002, the Company financed its operations primarily from cash flow from operating activities and cash on hand. The Company expects that cash provided by operating activities may fluctuate in future periods as a result of several factors, including fluctuations in operating results, timing of customer shipments and collection of accounts receivable, inventory management, and the timing of payments to suppliers.

Net cash provided by operations amounted to approximately $213,000 for the nine months ended September 30, 2002, as compared to approximately $403,000 of cash used in operations during the nine months ended September 30, 2001.

Cash provided by operations was mainly due to the increase in accounts payable of approximately $552,000 and decrease in accounts receivable of approximately $481,000 primarily due to the timing of payments to suppliers and collections of customer accounts. Cash used in operating activities was primarily the result of an increase in inventory of approximately $711,000, mainly to support the delivery of LED products over the next three to six months. Inventory management remains an area of focus as the Company balances its need to maintain inventory levels to ensure competitive lead time versus the risk of inventory obsolescence due to changing technology and customer requirements.

Net cash used in investing activities for the nine months ended September 30, 2002 amounted to approximately $216,000 and is primarily related to the purchase of equipment and leasehold improvements.

Net cash used in financing activities for the nine months ended September 30, 2002 amounted to approximately $66,000 in payments on the capital lease obligation for the Company’s facility.

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

Related Party Transactions

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the nine months ended September 30, 2002 and 2001 amounted to approximately $458,000 and $446,000, respectively. The lease agreement was approved by all of the disinterested directors of the Company, with Mr. Kingstone abstaining from the vote. At the time we entered in the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to the Company than could generally be obtained from unaffiliated third parties.

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

Recent Accounting Pronouncement

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

Item 3.	Controls And Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that they designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission are effective. There were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1.	Legal Proceedings.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”) for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems. On June 6, 2002 Color Kinetics filed a patent infringement suit in the state of Massachusetts against the Company. The Company is attempting to have the lawsuit filed by Color Kinetics stayed or consolidated with the lawsuit filed by the Company in Florida. On October 18, 2002, the Company and Color Kinetics jointly moved for 30 day stays in both lawsuits during which 30 days the Company and Color Kinetics have agreed to pursue settlement. The Company may not be able to reach a settlement with Color Kinetics within the 30-day period, if at all.

On September 6, 2002 the Company entered into a settlement agreement and mutual release with Rami Yosefian and Sanford Properties, Inc. in connection with a civil action styled Super Vision International vs. Jack Caruso, et al, Case No. 99-9392, in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County Florida. Rami Yosefian and Sanford Properties agree that they are permanently enjoined from participating as a competitor in the fiber optic lighting industry or otherwise being involved in the manufacture, production, marketing or selling of any fiber optic lighting products. Rami Yosefian and Sanford Properties have agreed to pay the Company the total sum of $50,000 in five equal payments of $10,000 each, due and payable on the fifth day of each month commencing September 5, 2002. In the event the payments are not made within 5 days of the due date, Rami Yosefian and Sanford Properties consented to the entry of a judgment against them in the amount of $75,000, less any payments previously made plus attorney’s fees and costs incurred in obtaining the judgment. In addition the Company will receive proceeds from its own insurance coverage in the amount of $15,000. On September 26, 2002 the Company was awarded a jury verdict in the amount of $33,100,000 against the following individuals and companies: Samson Mong Wu, Jack Caruso, David Winkler, Susan Sumida Wu, Debbie Wu, Thomas Wu, Ruby Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd. (P.R.C.), Shanghai Qiaolong Optic-Tech Industrial Co., Ltd. (P.R.C.), Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., (HK). and Travis Pochintesta. The jury found the defendants liable on all counts including fraud, civil theft, violations of

Florida’s RICO act, civil conspiracy, misappropriations of Super Vision’s trade secrets and negligent destruction of evidence. The total amount of compensatory and punitive damages awarded by the jury came to $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. Each defendant is individually liable for the punitive damages assessed against him/her/it. Certain defendants are jointly and severally liable for the compensatory and civil theft damages, as set forth in the verdict. The court subsequently determined that the Company is also entitled to treble the amount of damages attributable to civil theft, pursuant to Florida’s civil theft statute. Therefore, when the final judgment is ultimately entered, the total amount awarded for civil theft will be $8,100,000, resulting in a total verdict of $38,500,000. This total amount includes all compensatory and punitive damages awarded. The court has also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute. Final judgment cannot yet be entered against a majority of the defendants because they have appealed certain pretrial orders. The Company, however, was able to obtain a partial final judgment against five defendants, who have not appealed the non-final orders in question. This discussion clarifies the monetary awards discussed in the Company’s press release dated September 26, 2002. The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all. The Company may not be successful in collecting any of the amounts awarded by the Court.

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

SUPER VISION INTERNATIONAL, INC.
By:	/s/ BRETT M. KINGSTONE	Date: November 13, 2002

Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ LARRY J. CALISE	Date: November 13, 2002

Larry J. Calise, Chief Financial Officer (Principal Financial and Accounting Officer)