Form 10KSB
period 2002-12-31
SUPER VISION INTERNATIONAL INC
filed 2003-03-26
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM ____________TO____________

COMMISSION FILE NO. 0-23590

SUPER VISION INTERNATIONAL, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	59-3046866

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8210 PRESIDENTS DR., ORLANDO, FLORIDA 32809

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.           ☒

State issuer’s revenues for its most recent fiscal year: $12,417,528.

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant computed by reference to the last sales price at which the stock was sold on March 17, 2003 was $ 3,719,315.

As of March 17, 2003, there were issued and outstanding: 2,056,980 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):

Yes ☐	No ☒

Documents Incorporated by Reference:

          Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of stockholders are incorporated by reference in Part III.  The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.

PART I

Item 1.     Description of Business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

          The information contained in this Annual Report on Form 10-KSB, other than historical information, may include forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Words such as “may,” “will,” “expect,” “intend”, “anticipate,”  “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with our ability to meet our financial obligations;

•	associated with the relative success of sales, marketing and product development;

•	competition, including price competition;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war.

          The factors listed under the caption “Factors That May Affect Future Results and Market Price of Stock” in the “Management’s Discussion and Analysis or Plan of Operation,” section as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

                    Super Vision International, Inc. is a designer and manufacturer of LED and fiber optic lighting products, signs and displays for applications in the signage, swimming pool, architectural, and retail industries.  The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems.  The Company also designs, markets and sells fiber optically lit waterfalls and water features.  The Company markets and distributes products primarily through a network of independent sales representatives and distributors.

                    The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. The Company’s executive offices are located at 8210 Presidents Dr., Orlando, Florida 32809 and its telephone number is (407) 857-9900.  References in this report to “Super Vision,” the “Company,” “we,” “us,” and “our” refer to Super Vision International, Inc., a Delaware corporation.

PRODUCTS AND SERVICES

          SIDE-GLOW® AND END GLOW® CABLES

                    The Company’s SIDE-GLOW® fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with a halogen or metal –halide light source, emits light along its entire length.  The Company markets SIDE-GLOW® cable as an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. The SIDE-GLOW® fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs. In addition, unlike neon, which remains a constant color, the light source for our fiber optic lighting cable makes the cable capable of changing color.  While our fiber optic lighting products cannot yet achieve neon’s level of brightness and are generally more costly to purchase and install, the Company believes the benefits of its SIDE-GLOW® cable outweigh these factors for a large segment of the current neon market.  In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

                    END GLOW® cables are utilized to transmit cool, ultra violet and heat free light from a remote light source to the object or area being lighted. The Company markets its END GLOW® cables in conjunction with its line of light sources and lighting accessories for a variety of applications from swimming pool and spa lighting to display case lighting and residential landscape lighting. END GLOW® cables allow for unique lighting of areas or objects with the added benefits of fiber optics.  Utilizing its state of the art fiber optic cabling systems, the Company is able to custom manufacture END GLOW® cables to user specifications, delivering the required amount of light to the object at the most affordable cost.

                    The Company’s SIDE-GLOW® and END GLOW® cables have been incorporated in diverse locations worldwide. Applications of these products can be found in the following places: the world’s largest fiber optically lit pool in the Westin Hotel, St. John’s, U.S. Virgin Islands; Universal Studios City Walk, Florida; the Coca-Cola sign in New York Times Square; and the Pepsi Cola sign in Caracas, Venezuela.

                    During 2002, the Company’s SIDE-GLOW® and END GLOW® cable products accounted for approximately 31% of the Company’s total revenues compared to 35% in the prior year.

          LIGHT SOURCES

                    The Company manufactures a variety of light sources used in conjunction with its SIDE-GLOW®and END GLOW® fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide.  The Company currently manufactures numerous standard catalog light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW® applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. The Company also manufactures a wide variety of custom light sources for specific market applications based on a survey of the customer’s lighting needs.

                    The Company utilizes control systems with its light sources to allow for customization of lighting systems.  All of the Company’s light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using the Company’s proprietary control systems to create special lighting effects.

                    Light source product lines represented approximately 35% of the Company’s total revenue during 2002 compared to 36% in the prior year.  The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company’s product lines and markets. The Company plans to devote significant resources to continue development of light source products and markets.

          ENDPOINT SIGNS AND DISPLAYS

                    The Company designs, manufactures, and installs endpoint fiber optic signs and custom displays for advertising, signage and point of purchase displays. Custom patterns are created using sophisticated design tools and software, which are then tailored to customer specifications. These patterns are fed into automated equipment to produce drilled patterns in the subject material. Fiber optic filaments are then placed, treated and gathered to a light source.  Utilizing a variety of techniques, the fibers are then ordered within the light source and computer generated color disk assembly to create the desired visual effects.  During 2002 and 2001, endpoint signs and displays accounted for approximately 5% of the Company’s total revenues.

          LIGHTING ACCESSORIES

                    The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources.  These fixtures include underwater lens assemblies, display case fixtures, down-lights and landscape accessories.  The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting.  The Company believes that providing these fixtures and accessories to the market enhances the Company’s ability to market its fiber optic products as a full lighting package, as opposed to a component line.  During 2002, lighting accessories accounted for approximately 3% of the Company’s total revenues compared to 9% in the prior year.

          LED LIGHTING SYSTEMS

                    During the first half of 2001, the Company introduced a line of lighting products using Light-Emitting-Diode (LED) technology for signs, safety/warning lamps, lighting strips, swimming pools and spas, architectural lighting, or wherever an energy efficient light source is required.  The Company’s Flex-LED product has been designed to reduce sign maintenance and service.  Due to the longevity of the LED’s, LED lighting products can last approximately 100,000 hours or twelve years running 24 hours a day.  The Company’s Flex-LED strip is a low voltage, flexible circuit board.  It is available in seven different monochromatic colors and is up to 70% more energy efficient than neon. The product is relatively easy to install, not requiring any special training or skills.  LED lighting systems accounted for approximately 22% of the Company’s total revenue in 2002, compared to 4% in the prior year. The Company believes that this product line offers the largest growth potential and, therefore, the Company intends to devote the majority of its engineering, sales and marketing efforts to expand this area of its business.

          WATERFALLS

                    The Company designs and manufactures fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its wholly owned subsidiary, Oasis Waterfalls LLC.  During 2002, sales of Oasis Waterfalls LLC products and services accounted for approximately 4% of the Company’s total revenue compared to 8% in the prior year.

SALES AND MARKETING

                    The Company’s products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users.

                    The Company currently markets and distributes its fiber optic and LED lighting systems through a network of approximately 120 individual lighting agencies covering the United States and Canada.  The independent lighting agencies provide assistance in the lighting specification process and direct the customer to purchase products from the Company.

                    From September 1996 to October 2001, the Company had an exclusive distribution agreement with Hayward Pool Products, Inc., the world’s largest swimming pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company’s fiber optic lighting products in the swimming pool and spa market.  On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights, as of September 30, 2001.  The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide as of October 1, 2001.  The termination of Hayward’s exclusive distribution rights also released Hayward from any annual minimum purchase commitments for 2001 and beyond.  The Company derived approximately 3% of its total revenues from Hayward in 2002 compared to approximately 16% in 2001.

                    As part of its August 2001 agreement with Hayward, the Company agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2002 and 2003. During 2002, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets was less than two million dollars.  Therefore the Company was required to make the minimum payment of $100,000 per the agreement.  Pursuant to the agreement, Hayward also agreed to return certain fiber optic lighting products previously sold by the Company to Hayward and to return vested warrants covering 49,896 shares of the Company’s Class A common stock previously issued to Hayward all in exchange for $300,000 paid by the Company to Hayward in December 2001.  The settlement payment of $300,000 was allocated to the returned inventory at its fair market value of approximately $155,000, to the returned vested warrants at their fair market value on August 15, 2001, the measurement date, of approximately $43,000 and the balance of the settlement payment of approximately $102,000 was recorded as a one-time charge to operations in December 2001. The inventory repurchased from Hayward represents the Company’s manufactured fiber optic lighting products, which had been directly purchased by Hayward from the Company from January 1, 2000 through September 30, 2001.  The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.

                    The Company currently markets and sells its lighting products in the swimming pool and spa market through a network of independent manufacturer’s representatives.  The Company believes direct distribution channels allow it to more closely serve its customers as well as offer new services such as the bundling of product and installation.

                    International sales accounted for approximately 26% of the Company’s total revenue in 2002 and 2001.  The Company enters into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories.  The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service.  The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

                    The Company utilizes a combination of direct marketing and manufacturer’s representatives for its signage product lines in order to reduce end user costs.  The Company markets endpoint signs and displays directly to end users, principally Fortune 500 companies worldwide.  The Company also utilizes direct sales efforts to create specific applications for its lighting products for large national commercial and retail lighting projects, including original equipment manufacturer (OEM) opportunities.

MANUFACTURING AND SUPPLIERS

                    The fiber optic strands used in the Company’s endpoint signs and displays, as well as the production of its SIDE-GLOW® and END GLOW® cables, are purchased from a key Japanese supplier.  While the Company believes there are alternative sources for the fiber optic strands used in the production of its endpoint signs and displays, the Company believes its SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than is generally available elsewhere.

                    The Company uses customized cabling and extrusion equipment to internally produce its SIDE-GLOW® and END GLOW® cables.  In August 1997, simultaneously with relocating to the Company’s current facility, the Company upgraded and retrofitted its cabling and extrusion equipment to increase quality and production capability.  Monitoring and, when desirable, revising the manufacturing process has allowed the Company to increase quality, improve capabilities and maintain process control.  In the event the cabling and extrusion equipment is ever disabled for any significant period of time, the Company could outsource the manufacturing of its products.

                    The Company manufactures the light sources and control systems used with its SIDE-GLOW®and END GLOW® cables and endpoint signs and displays in its facility in Orlando, Florida.   During 2002, production of certain light sources was outsourced to an overseas manufacturer in an effort to reduce the production costs for these units.  The designs of the light sources are considered proprietary, and the Company has U.S. patents issued with respect to certain designs.  All endpoint signs and displays are manufactured directly by the Company based on the clients’ specifications, or designed jointly by the Company’s design personnel and its client.  The Company believes its ability to offer a full range of products, and design, engineering and support services, are unique in the market place, and are important to its future growth.

                    All of the Company’s LED lighting systems are manufactured by an overseas supplier in an effort to reduce production costs.  While the Company believes alternative sources for the production of these products are available, the Company has selected this particular supplier based on its ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price.  The Company depends on this supplier to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times.  Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

RESEARCH AND PRODUCT DEVELOPMENT

                         The Company constantly strives to enhance its existing products.  The Company plans to develop additional products and identify new markets and distribution channels.  The Company considers its ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications, to be critical to its growth.  The Company believes its responsiveness to the market to be an important differentiating factor, and it will continue to provide rapid response to market trends.  The Company believes that the increasing market for fiber optic lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs.  Accordingly, the Company plans to continue to explore joint product development activities with its marketing partners to maintain its competitive advantage and defend its market position.

                         During 2002 the Company, spent approximately $561,000 on engineering and product development activities, as compared to approximately $456,000 in 2001.  The Company feels its future success will depend, in large part, on its ability to continue to improve and enhance its existing products as well as develop new products and applications for its LED and fiber optic lighting technologies.

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

COMPETITION

                         The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in fiber optic lighting.  Several larger companies which are currently engaged in traditional lighting technologies or lighting component manufacturing have announced their intention to enter into the fiber optic lighting market through acquisitions or formation of divisions or subsidiaries dedicated to penetrating the fiber optic lighting market.  There can be no assurance that a large conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company’s operating results.

                         Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s fiber optic and LED products. The Company believes that education of its target market as to the advantages of fiber optic and LED lighting systems is critical to its future.

                         The Company competes with traditional lighting on the basis of maintenance costs, safety issues, energy consumption, price and brightness.  The Company believes its products can effectively compete against traditional lighting in the areas of maintenance costs, safety and energy consumption.  The Company’s lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the SIDE-GLOW® and END GLOW® cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Further, the Company’s products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. The Company’s products also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

                         The Company’s products may not favorably compete with traditional lighting on the basis of price for smaller lighting systems and in particular with neon systems in smaller scale applications, which comprise a large portion of the available market. Additionally, fiber optic lighting systems do not equal neon’s brightness in a cost-effective manner for many applications.  In applications calling for maximum brightness and competitive cost, the Company’s products may not be able to compete effectively with traditional lighting products.

                         The Company currently faces competition from a defined number of companies directly involved in the field of fiber optic lighting addressed by its SIDE-GLOW® and END GLOW® cables and light source products. These companies utilize a technology similar to the Company and compete generally on the basis of price and quality. The Company believes it may compete favorably in markets where price is the central issue.  There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode the Company’s market share.

PATENTS AND PROPRIETARY RIGHTS

                         The Company considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Employees of the Company, as well as technical consultants who may be hired from time to time, enter into confidentiality and/or invention assignment agreements and non-competition agreements providing for non-disclosure of proprietary and trade secret information of the Company and the assignment to the Company of all inventions, improvements, technical information and suggestions relating in any way to the business of the Company (whether patentable or not) which the employee or consultant develops during the period of their employment or association with the Company.  Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of the Company’s products or obtain information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company. The Company therefore believes that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

                         The Company has been issued a United States patent relating to the reflective center core used in the process of manufacturing its SIDE-GLOW® cables and has received Patent Cooperation Treaty protection of this patent overseas. The Company also has two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, the Company has acquired a United States patent related to the method of manufacturing a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, the Company believes that expansion of the applications for its fiber optic technologies are important to the possible achievement of future growth objectives. The Company has a fifth patent related to its light source technology and a device for connecting fiber optic cables to the light source. The Company also has several patent applications pending with respect to a variety of new product innovations and manufacturing methods, primarily relating to its Flex-LED system.   There can be no assurance that our patent applications will be accepted or that we can develop commercially viable products from such patents in a timely manner, if at all.

                         The Company will continue to seek patent protection where appropriate for future developments, improvements and enhancements to its technology. There can be no assurance; however, that the Company’s patent or patents that may be issued in the future will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company’s. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur.  In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products.

                         The Company has a registered trademark for the “Super Vision” name, and has filed for a European community trademark. Additionally, the Company has obtained registered trademarks on the brand names SIDE-GLOW® and END GLOW® related to the Company’s fiber optic cables, and European community trademark applications have been filed as well.  The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

                         At March 17, 2003, the Company had 54 full-time employees, including 4 in research and development, 15 in sales, marketing and customer service, 12 in finance and administration and 23 in production and quality control.  None of the Company’s employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.     Description of Property.

                         The Company’s executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida.  The lease expires in June 2012 and provides for a base monthly rental.  Rental payments amounted to approximately $611,000 in 2002.   Max King Realty, an entity controlled by Brett Kingstone, the Chairman and

Chief Executive Officer of the Company, owns the building that houses the Company’s facilities.  On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility.  The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space is $13,250 per month plus expenses for a pro rata portion of power and water consumption.  Upon termination of the annual sub-lease, the sub-lessee chose not to renew the lease, but continues leasing the space on a month-to-month basis.  The Company intends to seek other tenants to sub-lease the space in the event the current sub-lessee gives notice of intention to discontinue leasing the space.

Item 3.     Legal Proceedings.

                         On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the “Defendants”).  This was an industrial espionage action in state court.  The Company made various allegations against the Defendants, individually and collectively.  These allegations included fraud, breach of contract, breach of fiduciary duty, tortious interference with existing business relationships, tortious interference with contractual relationships, tortious interference with prospective business advantage, unjust enrichment, violations of Florida’s Uniform Trade Secrets Act, civil conspiracy, violations of Florida’s RICO Act and other conduct sufficient to provide grounds for replevin and other equitable relief (i.e., accounting, constructive trust and injunctive relief).

                    Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation.  On September 6, 2002, the Company entered into a settlement agreement and mutual release with Defendants Rami Yosefian and Sanford Properties, Inc.  Rami Yosefian and Sanford Properties agree that they are permanently enjoined from participating as a competitor in the fiber optic lighting industry or otherwise being involved in the manufacture, production, marketing or selling of any fiber optic lighting products.  Rami Yosefian and Sanford Properties have agreed to pay the Company the total sum of $50,000 in five equal payments of $10,000 each, due and payable on the fifth day of each month commencing September 5, 2002.  Net accounts receivable of $20,000, after legal fees, has been recorded on the Company’s balance sheet with an offset to legal expense.  In the event the payments are not made within 5 days of the due date, Rami Yosefian and Sanford Properties consented to the entry of a judgment against them in the amount of $75,000, less any payments previously made plus attorney’s fees and costs incurred in obtaining the judgment.  As of December 31, 2002, the Company received total payments of $30,000 from Mr. Yosefian and Sanford Properties. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000 which has been recorded on the Company’s balance sheet with an offset to legal expense as well.

                    On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000 against the following individuals and companies: Samson Mong Wu, Jack Caruso, David Winkler, Susan Sumida Wu, Debbie Wu, Thomas Wu, Ruby Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd. (P.R.C.), Shanghai Qiaolong Optic-Tech Industrial Co., Ltd. (P.R.C.), Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., (HK). and Travis Pochintesta. The jury found the Defendants liable on all counts including fraud, civil theft, violations of Florida’s RICO act, civil conspiracy, misappropriations of Super Vision’s trade secrets and negligent destruction of evidence.  The total amount of compensatory and punitive damages awarded by the jury came to $33,100,000.  This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages.  Each defendant is individually liable for the punitive damages assessed against him/her/it.  Certain defendants are jointly and severally liable for the compensatory and civil theft damages, as set forth in the verdict.  The court subsequently determined that the Company is also entitled to treble the amount of damages attributable to civil theft, pursuant to Florida’s civil theft statute.  Therefore, when the final judgment is ultimately entered, the total amount awarded for civil theft will be $8,100,000, resulting in a total verdict of $38,500,000.  This total amount includes all compensatory and punitive damages awarded.  The court has also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute.  Final judgment cannot yet be entered against a majority of the Defendants because they have appealed certain pretrial orders.  The Company, however, was able to obtain a partial final judgment against five Defendants, who have not appealed the non-final orders in question.  The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all.  The Company may not be successful in collecting any of the amounts awarded by the Court and therefore has not recorded any provision in its statement of operations related to this judgment.

                    On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”) for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems.  On October 18, 2002, the Company and Color Kinetics jointly moved for 30 day stays in both lawsuits during which the Company and Color Kinetics have agreed to pursue settlement.  The Company believes that settlement of this matter is imminent.

Item 4.     Submission of Matters to a Vote of Security Holders.

                         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

                         (a)          The Company’s Class A Common Stock has traded on the Nasdaq SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 2002 and 2001 as reported by the NASDAQ Small Cap Market.

	Bid Prices

	High	Low

Year ended December 31, 2002
First Quarter	5-6/8	5-5/8
Second Quarter	3-7/8	3-1/2
Third Quarter	2-1/8	2
Fourth Quarter	2-7/8	2-1/2
Year ended December 31, 2001
First Quarter	7	5-1/2
Second Quarter	7-3/5	6-1/8
Third Quarter	7	5-3/4
Fourth Quarter	6–3/4	5–1/10

                    Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

                    (b)          The number of holders of record of the Company’s Class A Common Stock on March 17, 2003 was 32.

                    (c)          The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

                    (d)          The table containing the Equity Compensation Plan information is included in Item 11 of this Form 10-KSB.

Item 6.     Management’s Discussion and Analysis or Plan of Operation.

                    The following discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

          Results of Operations

          Revenues

          Revenues are derived primarily from sales of SIDE-GLOW® and END GLOW® fiber optic cables, light sources, lighting accessories, LED’s, endpoint signs and displays along with fiber optically lit waterfalls and water features.  Revenues for 2002 were approximately $12,417,000 as compared to approximately $11,785,000 during the preceding year, an increase of approximately $632,000 or 5%.  The increase was primarily the result of growth in the pool, international and sign markets, which increased 31%, 10% and 6% respectively over 2001. Revenues from national accounts decreased 49% as compared to 2001.  National accounts consist of customers with multiple domestic locations and outlets.

          In August 2001, the Company commenced direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide, except in the United States and Canada, and within the United States and Canada as of October 1, 2001, after reaching an agreement with Hayward Pool Products, Inc.  Prior to August 2001, Hayward was the exclusive worldwide distributor of the Company’s fiber optic lighting products in the swimming pool and spa market.  The Company believes that directly marketing its pool products through its network of independent manufacturer’s representatives allows the Company to more closely serve its customers as well as offer new services such as the bundling of product and installation.  The Company expects this direct approach to increase revenues and gross margin from the sale of its pool and spa products. Revenue from the pool market increased 31% during 2002 compared to 2001.  The Company derived approximately 3% of its total revenues from Hayward Pool Products, Inc. in 2002 compared to approximately 16% in 2001.

          As part of its August 2002 agreement with Hayward, the Company agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2002 and 2003.  During 2002, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets were less than two million dollars.  Therefore the Company was required to make the minimum payment of $100,000 per the agreement.  Pursuant to the agreement, Hayward also agreed to return certain fiber optic lighting products previously sold by the Company to Hayward and to return vested warrants covering 49,896 shares of the Company’s Class A common stock previously issued to Hayward all in exchange for $300,000 paid by the Company to Hayward in December 2001.  The settlement payment of $300,000 was allocated to the returned inventory at its fair market value of approximately $155,000, to the returned vested warrants at their fair market value on August 15, 2001, the measurement date, of approximately $43,000 and the balance of the settlement payment of approximately $102,000 was recorded as a one-time charge to operations in December 2001. The inventory repurchased from Hayward represents the Company’s manufactured fiber optic lighting products, which had been directly purchased by Hayward from the Company from January 1, 2000 through September 30, 2001.  The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.  The termination of Hayward’s exclusive distribution rights also released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond.

          During the year ended December 31, 2002, the Company’s revenues increased approximately 10% and 6% in the international and sign markets, respectively.  This was a direct result of the introduction of the LED lighting systems.  The Company’s LED lighting system has been well received and is expected to become a significant source of revenue in the future in these markets.

          Increases in revenues from LED lighting system sales were offset by a 49% decrease in the national accounts market.  The Company received an order from Regent Lighting Corporation, an affiliate of Cooper Lighting, Inc., a significant stockholder of the Company, in September 2000, to supply outdoor lighting products.  The Company derived approximately $839,000 or 7% of its total revenues from Regent Lighting Corporation during 2001.  There were no sales to this customer during 2002.

          Gross Margin

          Gross margin dollars for the twelve months ended December 31, 2002 were approximately $4,605,000, a 12% increase over 2001.  The gross margin percentage for the year 2002 was 37% as compared to 35% in 2001.  The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin dollars over the twelve months ended December 31, 2001 was impacted by the increase in sales volume of LED lighting products in 2002. The increase in the gross margin percentage from 35% to 37% was the result of enhancements to the Company’s sales process, a lower mix of revenue from pool related fiber optic lighting products that had been sold at a significant discount off list price to Hayward under the Company’s now terminated distributor agreement with Hayward, the implementation of cost reductions in material components and the introduction of the LED product line.

          The Company will continue to focus on improving gross margin and profitability through aggressively pursuing reductions of the cost of key material components and manufacturing costs.  To that end, the Company has outsourced the assembly of certain illuminators overseas, which has had a favorable impact on the overall gross margin and lower production costs in 2002 and is expected to have a favorable impact on the overall gross margin in the future.  The assembly of illuminators overseas has reduced the Company’s manufacturing space requirements and allowed the Company to sub-lease 20,000 square feet of its facility for the period March 1, 2002 to February 28, 2003 to an unrelated party. The base rental for the sub-lease is $13,250 per month, plus expenses, for a pro rata portion of power and water consumption.  The space is currently being sub-leased on a month-to-month basis.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses for 2002 were approximately $4,920,000 or 39% of revenues compared to approximately $4,350,000 or 37% of revenues for 2001, an increase of approximately $570,000 or 13% from the preceding year. The increase was primarily due to higher general and administrative expenses incurred for litigation, consulting fees and accounts receivable finance charge write offs as well as an increase in sales and marketing related expenses to support the Company’s domestic pool and spa and architectural lighting market.  Legal expenses, consulting fees and accounts receivable finance charge write offs increased by approximately $180,000, $113,000, and $68,000, respectively, over the prior year.

          Research and Development

          Research and development costs were approximately $561,000 during the twelve months ended December 31, 2002 as compared to approximately $456,000 during the same period in 2001, an increase of 23%.  The increase was primarily due to additional costs related to the LED product line development.  Research and development costs are expensed as incurred, primarily in advance of any related sales and in some cases may not ultimately generate sales.

          Interest

          The Company had interest income for the year 2002 of approximately $66,000 compared to approximately $122,000 for 2001, a decrease of approximately $56,000, or 46%, due to lower average cash balances during the year.  The Company’s interest expense was approximately $421,000 for the year ended December 31, 2002 as compared to approximately $431,000 for 2001and is related to the capital lease for the Company’s facility in Orlando, Florida.

          Income Tax

          The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2002 or 2001.  A tax benefit of $11,157 was recorded in 2002 resulting from a refund of previously paid AMT tax.

          Net Loss

                    The net loss for the twelve months ended December 31, 2002 was approximately $1,103,000, or $0.43per basic and diluted common share, as compared to a net loss of approximately $999,000, or $0.39 per basic and diluted share, for the twelve months ended December 31, 2001.  The increase in loss is primarily due to higher selling, general and administrative expenses partially offset by increased gross margin.

LIQUIDITY AND CAPITAL RESOURCES

                    At December 31, 2002, the Company had working capital of approximately $4,525,000, a decrease of approximately 6% from working capital of approximately $4,808,000 at December 31, 2001.  During 2002, the Company financed its operations primarily from working capital and cash on hand.

          Cash Flows from Operating Activities

                    Net cash used in operations totaled approximately $101,000 for the year ended December 31, 2002.  The net loss of approximately $1,103,000 was partly offset by the non-cash expense for depreciation and amortization of approximately $741,000.  The most significant use of cash in operations during 2002 was an increase in inventory of approximately $933,000 mainly to support the manufacturing of LED products.  Inventory management remains an area of focus as the Company balances its need to maintain inventory levels to ensure competitive lead time versus the risk of inventory obsolescence due to changing technology and customer requirements.  The significant use of cash was offset by decreases in accounts receivable and prepaid expense of approximately $346,000 and $104,000, respectively.   The decrease in accounts receivable was due to timing of customer payments and increased collection efforts.  The decrease in prepaid expenses was due to fewer advance payments to suppliers for production of certain LED and fiber optic lighting products.  The use of cash was also offset by the $666,000 increase in accounts payable due to timing of payments to suppliers.

                    Net cash used in operations totaled approximately $516,000 for the year ended December 31, 2001.  The net loss of approximately $999,000 was partly offset by the non-cash expense for depreciation and amortization of approximately $696,000.  The most significant uses of cash in operations during 2001 were an increase in prepaid expenses of approximately $131,000 related to advance payments to certain suppliers for production of new product and an advance lease payment on the existing facility. Accounts receivable increased by approximately $66,000 in 2001 due to the timing of customer payments.  The increase in prepaid expense and accounts receivable offset by a decrease in inventory of approximately $80,000 accounted for most of the change in operating assets and liabilities during 2001.

          Cash Flows from Investing Activities

                    Net cash used in investing activities for the years ended December 31, 2002 and 2001 totaled approximately $258,000 and $355,000, respectively.  Capital expenditures of approximately $230,000 for the purchase of tooling and design equipment, computer hardware and software, furniture and fixtures and building improvements accounted for most of the investing activities for 2002.  The Company also reinvested interest and dividend income of approximately $32,000 in a fixed income mutual fund during 2002.

          Net cash used in investing activities for the year ended December 31, 2001 totaled approximately $355,000.  Capital expenditures of approximately $368,000 for the purchase of prototype and design equipment, computer hardware and software, furniture and fixtures and tooling accounted for most of the investing activities for 2001.  Proceeds from the sale of investments in the amount of $1,000,000, resulted from the maturity of U.S. Corporate Securities and the conversion of these securities to cash in August 2001.  The Company also purchased shares in a fixed income mutual fund in May 2001, totaling approximately $537,000 and purchased a fixed income corporate bond for approximately $460,000 in October 2001.  The fixed income corporate bond earns interest at the rate of 5.875% and matured in January 2003.

          Cash Flows from Financing Activities

                    Net cash used in financing activities for the year ended December 31, 2002 was approximately $90,000, primarily due to payments on capital lease obligations.

                    Net cash provided by financing activities for the year ended December 31, 2001 was approximately $10,000.  Payments on capital lease obligations in the amount of approximately $68,000 were offset by approximately $79,000 in proceeds, from the exercise of employee stock options in 2001.

                    The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements, as well as planned expansion, for the next twelve months.

CRITICAL ACCOUNTING POLICIES

          This Management’s Discussion and Analysis or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities.  We continually evaluate our estimates, including those related to allowance for doubtful accounts and provision for inventory obsolescence.  We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources.  Actual results may deviate from these estimates if alternative assumptions or condition are used.

          Generally, the Company recognizes revenue from its products upon shipment to customers, provided no significant obligations remain and collection is probable.  The Company utilizes certain accounting policies and procedures to manage changes that occur in its business environment that may affect accounting estimates made in preparation of its financial statements. These estimates relate primarily to the Company’s allowance for doubtful accounts receivable and provision for inventory obsolescence.  The Company’s strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts.  The Company utilizes a credit risk rating system in order to measure the quality of individual credit transactions.  The Company strives to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels.  The Company’s strategy for its provision for inventory obsolescence includes the evaluation of existing inventory usage and realizable value.  Typically, no provision is recorded for inventory that is currently used and sold within a reasonable time frame.  Management has determined that the allowance for doubtful accounts and provision for inventory obsolescence is adequate at each period end.

RELATED PARTY TRANSACTIONS

                    On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space.  The Company began occupying this facility in August 1997.  The lease term expires in June 2012.  Rental payments for the year ended December 31, 2002 amounted to approximately $611,000.  The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote.  At the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At December 31, 2002, future minimum lease payments for the capital lease are as follows:
Year ending December 31:

2003	$628,404
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,534,982
Less amount representing interest and executory costs	(3,564,177)

Present value of net minimum lease payments under capital lease	$2,970,805

RECENT ACCOUNTING PRONOUNCEMENTS

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

                    SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Forward-Looking Statements.  This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.  The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following additional factors to consider.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “intend”, or “potential”.  Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission (“SEC”) filings. Copies of these filings are available from the Company and/or the SEC.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitability.  The Company has experienced annual losses of ($1,103,037), ($999,233), ($259,211), and ($355,741) for each of the years ended December 31, 2002, 2001, 2000, and 1999, respectively.  The Company faces significant challenges in order to reach profitability.  In order for the Company to be successful and to grow, it will need to successfully address these challenges.  Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues.  As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s Class A common stock to decline.

General Economic and Industry Conditions May Affect Business.  Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their purchases of lighting products, signs or displays could have a material adverse effect on the Company, its prospects and financial performance.  Worldwide economic conditions could have an effect on the demand for the Company’s products and could result in declining revenue and earnings.  The U.S. economy has been softening since the end of 2000 and, with the impending threat of a war with Iraq, it is more than likely that the Company may experience difficulties collecting accounts receivable, sales and demand for the Company’s products may decrease, and the Company’s operating results may be adversely affected.

Quarterly Operating Results Fluctuate As A Result Of Many Factors.  Quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within the control of the Company.  Factors that could affect revenues include, among others, the following:

•	competitive factors, such as competitive pricing pressure and the potential introduction of new products by competitors;

•	manufacturing factors, including constraints in the Company’s manufacturing and assembly operations and shortages or increases in the prices of raw materials and components;

•

sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor or sales representative, and seasonality of sales;

•

product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies, and adverse effects on sales of existing products;

•	the ability to control costs, including levels of expenses relative to revenue levels;

•	risk of product returns and exchanges; the Company can not be assured that it will not experience component problems in the future that could increase warranty reserves and manufacturing costs;

•	the ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the risk of loss of a significant customer;

•	changes in the Company’s pricing policies and the pricing policies of suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•	success in expanding and implementing our sales and marketing programs;

•	relatively small level of backlog at any given time;

•	the mix of sales among its products;

•	deferrals of customer orders in anticipation of new products, or product enhancements;

•	risks and uncertainties associated with international business;

•	expenses that may be incurred in litigation;

•	personnel changes;

•	currency fluctuations and our ability to get currency out of certain foreign countries; and

•	general economic and market conditions, including housing market trends, interest rates and the weather.

          In addition, sales in any quarter may consist of a relatively small number of large customer orders.  As a result, the timing of a small number of orders may impact quarter-to-quarter results.  The loss of, or a substantial reduction in, orders from any significant customer could seriously harm the Company’s business, financial condition and results of operations.

          Quarterly operating results are also substantially affected by the market’s acceptance of the Company’s products and the level and timing of orders received.  Significant portions of the Company’s expenses are relatively fixed in advance based upon forecasts of future sales.  If sales fall below expectations in any given quarter, operating results will be adversely affected. In addition, certain product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

          Due to all of the factors listed above and other risks discussed herein, future operating results could be below the expectations of securities analysts or investors. If that happens, the trading price of the Company’s Class A common stock could decline. As a result of these quarterly variations, securities analyst or investors should not rely on quarter-to-quarter comparisons of the Company’s operating results as an indication of the Company’s future performance.

If Fiber Optic Lighting Products and LED Lighting Products Do Not Gain Wider Market Acceptance Business and Financial Performance May Suffer.  The Company derives net sales and income primarily from selling SIDE-GLOW® and END GLOW® fiber optic cables, light sources, lighting accessories, endpoint signs and displays, and fiber optically lit waterfalls and water features, as well as LED lighting products.  The Company’s fiber optic lighting products and LED lighting products compete with traditional lighting technologies such as neon and florescent lighting.  Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s products.  The initial purchase price of the Company’s fiber optic lighting products and LED lighting products are typically higher than conventional lighting, and the Company’s products tend to be less bright than conventional alternatives.  The Company’s continued success will depend upon increased acceptance of fiber optic lighting products and LED lighting systems as an alternative to neon and other traditional lighting technologies.  The Company’s future results are dependent upon continued growth of the fiber optic lighting and LED lighting products in the lighting market.  As part of the Company’s sales and marketing strategy, the Company actively seeks to educate its target markets as to the advantages of fiber optic lighting systems and LED lighting systems.  The Company believes that achievement of this objective is critical to its future success.  Fiber optic lighting products and LED lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing fiber optic lighting products and LED lighting products in the market. Either of these occurrences could have a material adverse effect on the Company’s business, results of operations, and the value of its securities.

Sales Are Dependent Upon New Construction Levels and Are Subject To Seasonal Trends.  Sales of the Company’s lighting products depend significantly upon the level of new building construction and renovation.  Construction levels are affected by housing market trends, interest rates and the weather.  Sales of the Company’s pool and spa lighting products depend substantially upon the level of new pool construction.  Because of the seasonality of construction, the Company’s sales of swimming pool and lighting products, and thus the Company’s overall revenues and income, have tended to be significantly lower in the first quarter of each year.  Various economic and other trends may alter these seasonal trends from year to year, and the Company cannot predict the extent to which these seasonal trends will continue.

Future Success Depends On The Successful Development And Market Acceptance Of New Products.  The Company believes revenue growth and future operating results will depend in part on its ability to complete development of new products and enhancements to existing products, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce the Company’s product costs.  The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, if at all.  In addition, the introduction of any new products could adversely affect the sales of certain of the Company’s existing products.  Market acceptance of the Company’s new products depends upon many factors, including the Company’s ability to accurately predict market requirements and evolving industry standards, the Company’s ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of the Company’s new products over traditional products, and the marketing capabilities of the Company’s independent distributors and strategic partners.

The Company Has Significant International Sales And Are Subject To Risks Associated With Operating In International Markets.  International product sales represented approximately 26% of the Company’s total revenues for the years ended December 31, 2002 and 2001.  The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.  International business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with a wide variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which the Company operates;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions; and

•	political, social and economic instability including war and the threat of war

          Any of these factors may adversely affect the Company’s future international sales and, consequently, the Company’s business and operating results.  Furthermore, as the Company increases international sales, total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

          The Company believes that international sales will continue to represent a significant portion of its revenues, and that continued growth and profitability may require further expansion of the Company’s international operations. All of the Company’s international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make the Company’s products more expensive and potentially less price competitive in international markets. The Company does not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

Competition Is Increasing In A Number Of The Company’s Markets.  The lighting industry is highly competitive.  The Company’s product lines span major segments within the lighting industry and, accordingly, compete in a number of different markets with a number of different competitors.  The Company competes with independent distributors, importers, manufacturers, and suppliers of lighting fixtures and other consumer products.  The Company’s competitors include some very large and well-established companies.  Many of the Company’s competitors have far greater name recognition and greater financial, technological, marketing and customer service resources than the Company.  This may allow them to respond more quickly to new or emerging technologies and changes in customer requirements.  It may also allow them to devote greater resources to the development, promotion, sale and support of their products than the Company can.  The Company’s competitors market products that compete with the Company’s products on the basis of price and other factors.  Some of these competitors do not maintain warehouse operations or do not perform all of the services the Company provides, which requires the Company to charge higher prices.  The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.  The Company’s ability to compete successfully in this highly competitive market depends upon its ability to manufacture and purchase quality components on favorable terms, ensure the Company’s products meet safety standards, deliver the Company’s products promptly at competitive prices, and provide a wide range of services.  The Company anticipates that any future growth in fiber optic lighting and LED lighting will be accompanied by continuing increases in competition.  Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could seriously harm the Company’s business, financial condition and results of operations.

The Company May Not Be Able To Adequately Protect Or Enforce Its Intellectual Property Rights.  The Company considers its technology and procedures proprietary.  If the Company is not able to adequately protect or enforce the proprietary aspects of its technology, competitors could be able to access the Company’s proprietary technology and the Company’s business, financial condition and results of operations could be harmed. The Company currently attempts to protect its technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite the Company’s efforts, other parties may attempt to disclose, obtain or use the Company’s technologies. The Company’s competitors may also be able to independently develop products that are substantially equivalent or superior to the Company’s products or design around its patents.   In addition, the laws of some foreign countries do not protect the Company’s proprietary rights as fully as do the laws of the United States. As a result, the Company may not be able to protect its proprietary rights adequately in the United States or abroad.

          The Company may receive notices that claim it has infringed upon the intellectual property of others.  Even if these claims are not valid, they could subject the Company to significant costs.  The Company has engaged in litigation in the past, and litigation may be necessary in the future to enforce its intellectual property rights or to determine the validity and scope of the proprietary rights of others.  Litigation may also be necessary to defend against claims of infringement or invalidity by others.  An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies.  The Company may not be able to obtain any licenses on acceptable terms, if at all. The Company also may have to indemnify certain customers or strategic partners if it is determined that it has infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company’s business, financial condition and results of operations.

Reliance On Third Parties For A Significant Portion Of Sales; Terms And Conditions Of Sales Are Subject To Change With Very Little Notice.  The Company relies significantly on indirect sales channels to market and sell its products.  Most of the Company’s products are sold through independent distributors and agents.  The Company’s current agreements with indirect sales channels are non-exclusive with regard to lighting products in general, but exclusive with respect to fiber optic and LED lighting products.  The Company anticipates that any such agreements it enters into in the future will be on similar terms.  Furthermore, the Company’s agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence.  The Company cannot control how these sales channels perform and cannot be certain that either its customers or the Company will be satisfied by their performance.  If these distributors and agents significantly change their terms with the Company, or change their historical pattern of ordering products from the Company, there could be a significant impact on the Company’s revenues and profits.

Dependence on Third-Party Suppliers.  The Company depends on others to manufacture a significant portion of the component parts incorporated into its products.  The Company purchases its component parts from numerous third-party manufacturers and believes that numerous alternative sources of supply are readily available for most component parts.  The Company depends on its suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers; instead, it purchases components pursuant to purchase orders placed from time to time in the ordinary course of business.  This means the Company is vulnerable to unanticipated price increases.

          In an effort to reduce manufacturing costs, the Company has outsourced the production of certain fiber optic light source units as well as LED lighting systems to a number of overseas suppliers.  While the Company believes alternative sources for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price.  The Company depends on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times.  Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier(s) could be found.

          The Company purchases fiber optic strands from a single Japanese supplier.  While the Company believes alternative sources for fiber optic strands are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW® and END GLOW®cables require fiber optic material of a higher quality than the Company believes is generally available elsewhere.  Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

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

The Company May Be Subject To Additional Risks.  The risks and uncertainties described above are not the only ones facing the Company. Additional risks and uncertainties not presently known or currently deem immaterial may also adversely affect the Company’s business operations.

Item 7.     Consolidated Financial Statements

                         The following consolidated financial statements are filed as part of this report.  This information appears in a separate section of this report.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                    The information required under this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 10.     Executive Compensation

                    The information required under this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

                    The information required under this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2002, concerning shares of our Class A common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 7 of our Notes to consolidated financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of common shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of common shares available for future issuance (excluding column (a))

Equity compensation plans approved by stockholders	255,084	$6.30	108,271
Equity compensation plans not approved by stockholders	289,187	$7.00	—
Totals	544,271		108,271

Item 12.     Certain Relationships and Related Transactions

                    The information required under this item is incorporated by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 13.     Exhibits, Lists and Reports on Form 8-K

(a)
	3.1	Certificate of Incorporation of the Company (1)
	3.2	Amendment to Certificate of Incorporation (1)
	3.3	Amendment to Certificate of Incorporation (6)
	3.4	Amendment to Certificate of Incorporation (5)
	3.5	Bylaws (1)
	4.1	Form of Class A Common Stock Certificate (8)
	10.1	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated (5)
	10.2	Employment Agreement between the company and Brett M. Kingstone (1)
	10.3	Form of Indemnification Agreement (1)
	10.4.1	Lease for Presidents Drive facility (8)
	10.4.2	Amendment to lease for Presidents Drive facility (8)
	10.5	Warrant Agreement dated as of March 31, 1997 between the company and Brett M. Kingstone (2)
	10.6	Stock Purchase Agreement between the company and Hayward Industries, Inc. dated as of September 25, 1996, including exhibits (3)
	10.7	Stock Purchase Agreement between the company and Cooper Lighting, Inc. dated as of November 23, 1998, including exhibits (4)
	10.8	Agreement between the Kingstone Family Limited Partnership II and Hayward Industries, Inc. dated as of March 9, 1999(8)
	10.9	Amendment to Registration Rights Agreement between the company and Hayward Industries, Inc. dated as of March 9, 1999(8)
	10.10	Warrant Certificate registered in the name of Hayward Industries, Inc.(9)
	21.1	Subsidiaries of the Registrant (7)
	23.1	Consent of Gallogly, Fernandez & Riley LLP*
	99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes –Oxley Act of 2002*

*Filed herewith

(1) Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-74742)

(2) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

(3) Incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 25, 1996

(4) Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997

(5) Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 29, 1997

(6) Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 22, 1998

(7) Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000

(8) Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-73804)

(9) Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001

(b)  No reports on form 8-K were filed during the last quarter of the period covered by this report.

Item 14.     Controls and procedures

                    Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SUPER VISION INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Super Vision International, Inc.

We have audited the accompanying consolidated balance sheets of Super Vision International, Inc. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. and its subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ GALLOGLY, FERNANDEZ & RILEY LLP

Orlando, Florida February 15, 2003

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$363,234	$812,336
Investments	1,349,651	902,157
Trade accounts receivable, less allowance for doubtful accounts of $133,727 and $162,016	1,745,657	2,091,165
Inventories, less reserve of $358,541 and $325,768	3,208,315	2,307,633
Prepaid expense	110,968	214,498
Other assets	25,898	19,497

Total current assets	6,803,723	6,347,286

Property and Equipment:
Machinery and equipment	1,995,846	1,895,259
Furniture and fixtures	451,967	449,417
Computers	844,311	819,804
Vehicles	24,347	44,386
Leasehold improvements	1,022,727	982,575
Property held under capital lease	3,081,000	3,081,000

	7,420,198	7,272,441
Accumulated depreciation and amortization	(3,569,953)	(2,917,423)

Net property and equipment	3,850,245	4,355,018

Investments	—	456,746
Goodwill, less accumulated amortization of $8,423	17,781	17,781
Patents and trademarks less amortization of $69,269 and $54,810	121,101	132,190
Other assets	168,138	169,190

	$10,960,988	$11,478,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,988,010	$1,322,136
Accrued compensation and benefits	88,925	96,139
Deposits	82,993	30,873
Current portion of obligation under capital lease with related party	118,454	89,751

Total current liabilities	2,278,382	1,538,899

Obligation under capital lease with related party, less current portion	2,852,351	2,970,805

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized, 2,056,980 and 2,083,110 issued and outstanding	2,057	2,083
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Accumulated other comprehensive loss	(65,870)	(30,655)
Additional paid-in capital	10,556,136	10,556,110
Accumulated deficit	(4,662,551)	(3,559,514)

Total stockholders’ equity	5,830,255	6,968,507

	$10,960,988	$11,478,211

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001

Revenues	$12,417,528	$11,785,237
Cost and Expenses:
Cost of sales	7,812,297	7,666,691
Selling, general and administrative	4,920,259	4,350,170
Research and development	560,943	456,032

Total costs and expenses	13,293,499	12,472,893

Operating loss	(875,971)	(687,656)
Non-operating income (expense):
Interest income	65,614	122,086
Other (expense) income	132,599	13,800
Gain (Loss) on sale of investments	8,286	(16,106)
Interest expense	(421,202)	(431,357)
Loss on disposal of property and equipment	(23,520)	—

Total non-operating expense, net	(238,223)	(311,577)

Loss before income taxes	(1,114,194)	(999,233)
Income tax benefit	11,157	—

Net loss	$(1,103,037)	$(999,233)

Basic and diluted loss per common share	$(0.43)	$(0.39)

Basic and diluted weighted average shares outstanding	2,540,244	2,566,374

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
							Accumulated Other Comprehensive Loss
	Class A		Class B		Additional Paid-in Capital			Total Stockholders’ Equity
						Accumulated Deficit			Comprehensive Loss
	Shares	Amount	Shares	Amount

Balance, January 1, 2001	2,065,543	$2,065	483,264	$483	$10,520,808	$(2,560,281)	$(9,938)	$7,953,137	—
Return and cancellation of vested common stock warrants	—	—	—	—	(43,410)	—	—	(43,410)	—
Exercise of employee stock options	17,567	18	—	—	78,712	—	—	78,730	—
Net loss	—	—	—	—	—	(999,233)	—	(999,233)	(999,233)

Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(20,717)	(20,717)	(20,717)

Comprehensive loss									$(1,019,950)

Balance, December 31, 2001	2,083,110	$2,083	483,264	$483	$10,556,110	$(3,559,514)	$(30,655)	$6,968,507

Return and cancellation of shares in escrow	(26,130)	(26)	—	—	26	—	—	—	—
Net Loss	—	—	—	—	—	(1,103,037)	—	(1,103,037)	(1,103,037)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(35,215)	(35,215)	(35,215)

Comprehensive loss									$(1,138,252)

Balance, December 31, 2002	2,056,980	$2,057	483,264	$483	$10,556,136	$(4,662,551)	$(65,870)	$5,830,255

                    See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001

Cash Flows from Operating Activities:
Net loss	$(1,103,037)	$(999,233)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	704,537	678,813
Amortization of intangible assets and goodwill	36,631	17,525
Net loss on disposal of property and equipment	23,520	—
Bond premium amortization	14,011	—
Increase (decrease) in inventory reserve	32,773	(85,706)
(Increase) decrease in other assets	(6,400)	6,503
(Gain) loss on held-to-maturity securities	(8,286)	16,106
Cancellation of common stock warrants	—	(43,410)
Changes in operating assets and liabilities (Increase) decrease in:
Accounts receivable, net	345,508	(66,464)
Inventory	(933,455)	80,227
Prepaid expense	103,529	(131,150)
Other assets	(21,120)	(8,863)
Increase (decrease) in:
Accounts payable	665,875	5,128
Accrued compensation and benefits	(7,214)	9,221
Deposits	52,120	5,120

Total adjustments	1,002,029	483,050

Net cash used in operating activities	(101,008)	(516,183)

Cash Flows from Investing Activities:
Purchase of investments	(31,688)	(997,209)
Proceeds from sale of investments	—	1,000,000
Purchase of property and equipment	(230,136)	(368,286)
Proceeds from disposal of equipment and furniture	6,851	21,684
Acquisition of patents and trademarks	(3,370)	(11,651)

Net cash used in investing activities	(258,343)	(355,462)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	—	78,730
Payments on capital lease obligation	(89,751)	(68,388)

Net cash (used in) provided by financing activities	(89,751)	10,342

Net Decrease in Cash and Cash Equivalents	(449,102)	(861,303)

Cash and Cash Equivalents, beginning of period	812,336	1,673,639

Cash and Cash Equivalents, end of period	$363,234	$812,336

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$421,202	$431,357

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business - Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture and marketing of LED lighting products, signs and displays, SIDE-GLOW® and END GLOW® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

Basis of consolidation - The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

Cash equivalents - Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms.  The Company performs continuing credit evaluations of their customers’ financial condition.  The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible.  The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base.  If its’ actual collection experience changes, revisions to its allowance may be required.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments – Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity.  Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity.  The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in investment income.  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income.  The costs of securities sold are based on the specific identification method.  Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity.  The held-to-maturity securities are corporate bonds that mature in January 2003 and earn interest at the rate of 5.875% per annum.

The amortized cost, unrealized losses, and fair values of the Company’s investments held at December 31, 2002 are summarized as follows:

	Amortized Costs	Costs	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale securities:
Fixed Income Funds	$907,198	$907,198	$(69,027)	$838,171
Money Market Funds	57,302	57,302	3,157	60,459

	$964,500	$964,500	$(65,870)	$898,630

Hold-to-maturity securities:
Corporate Bonds	$451,021	$450,400	$243	$450,643

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities.  It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability be recognized for the cost associated with an exit or disposal activity only when the liability is incurred, that is, when it meets the definition of a liability in the FASB conceptual framework.  SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities.  The Statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

Inventories - Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

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

Intangible assets and goodwill - The Company adopted the Financial Accounting Standards Board FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), effective January 1, 2002.  SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling –of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria, SFAS 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.  SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.  The Company has completed its transitional and annual evaluations of intangible assets for impairment,

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Intangible assets and goodwill – Cont’d

and has determined that no impairment existed as of January 1, 2002.  The Company has discontinued amortizing its indefinite-life intangible assets (goodwill).  Prior to January 1, 2002, goodwill was amortized on a straight-line basis over fifteen years.  Amortization expense for goodwill for the twelve months ended December 31, 2001 was $3,743.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12-17 years.

Long lived assets - The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.  No impairment losses have been recognized in any of the periods presented.

Deposits - Payments received by the Company for services to be provided in the following year are deferred and recognized as revenue in the period the services are provided.

Research and development - Research and development costs to develop new products are charged to expense as incurred.

Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media.  Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $377,158 and $364,461 for the years ended December 31, 2002 and 2001, respectively.

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

Earnings per share - Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period.  Diluted loss per share is computed giving effect to all potentially dilutive common shares.  Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities.  In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A and Class B warrants, employee stock options, certain warrants issued to Hayward (see Notes 6 and 7) are not included in the computation of loss per share for 2002 and 2001 because the related shares are contingently issuable or to do so would have been anti-dilutive. At December 31, 2002 and 2001, the Company had 685,278 and 693,731 potentially dilutive common shares, respectively.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Stock-based compensation – The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  See note 7 for additional disclosures on the Company’s stock-based employee compensation plan.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan.  If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Years Ended December 31,

	2002	2001

Net loss, as reported	$(1,103,037)	$(999,233)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(57,584)	(142,013)

Pro forma net loss	$(1,160,621)	$(1,141,246)

Loss per share:
Basic—as reported	$(0.43)	$(0.39)

Basic—pro forma	$(0.46)	$(0.45)

Diluted—as reported	$(0.43)	$(0.39)

Diluted—pro forma	$(0.46)	$(0.45)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 44% and 35% for 2002 and 2001, respectively,  based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years during 2002 and 2001.

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

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

2.	INVENTORIES:

Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$2,372,923	$1,775,229
Work in process	2,509	18,418
Finished goods	1,191,424	839,754

	3,566,856	2,633,401
Less reserve for inventories	(358,541)	(325,768)

Net inventories	$3,208,315	$2,307,633

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

	December 31,

	2002	2001

Office/warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,129,700)	(924,300)

	$1,951,300	$2,156,700

At December 31, 2002, future minimum lease payments for the capital lease are as follows:
Year ending December 31:

2003	$628,404
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,534,982
Less amount representing interest and executory costs	(3,564,177)

Present value of net minimum lease payments under capital lease	$2,970,805

Deposits paid under this lease agreement totaled $59,167 at December 31, 2002 and 2001.  The Company’s lease payments, including interest and executory costs were $610,596 and $598,481 in 2002 and 2001, respectively.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

4.	FINANCIAL INSTRUMENTS AND CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and investments. The Company places its cash, cash equivalents and investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The Company also places its cash, cash equivalents and investments in mutual funds, and debt securities with a major brokerage firm. These funds are uninsured.  The total amount invested in mutual funds at December 31, 2002 and 2001 was approximately $899,000 and $902,000, respectively.  The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

The Company purchases fiber optic strands from a single Japanese supplier.  While the Company believes alternative sources for fiber optic strands are available to enable it to produce endpoint signs and displays, the SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than the Company believe is generally available elsewhere.  Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

5.	INCOME TAXES:

As of December 31, 2002, the Company had approximately $3,357,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2022.

Components of deferred tax assets (liabilities) are as follows:

	December 31,

	2002	2001

Accounts receivable	$50,000	$61,000
Inventories	203,000	174,000
Accrued expenses	53,000	18,000
Depreciation	94,000	12,000
Stock warrants	72,000	72,000
Other	7,000	10,000
Tax credits	—	11,000
Net operating loss carry forwards	1,263,000	984,000

	1,742,000	1,342,000
Valuation allowance	(1,742,000)	(1,342,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,742,000 at December 31, 2002, an increase of $58,000 over December 31, 2001.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

5.	INCOME TAXES - (continued):

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2002 and 2001:

	2002		2001

	Amount	%	Amount	%

Tax benefit computed at statutory federal rate	$(378,826)	(34.00)	$(339,739)	(34.00)
State tax benefit	(28,968)	(2.60)	(37,025)	(3.71)
Change in valuation allowance	398,000	35.72	366,888	36.72
Non-deductible expenses	7,584	0.68	9,876	0.99
Other, net	2,210	0.20	—	—

Income tax expense	$—	—	$—	—

6.	CAPITAL STOCK:

Class A common stock - At December 31, 2002 the Company has reserved Class A Common Stock for issuance in relation to the following:

Employee Stock Options	363,355
Shares Subject to Warrants	438,875
Conversion of Class B Common Stock	483,264

Class B common stock - Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

Stock warrants - The Company has 438,875 vested warrants outstanding in connection with the transactions described below.

The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock at an exercise price of $7.00 per share to the Kingstone Family Limited Partnership II (“KFLP II”), of which Chairman and Chief Executive Officer of the Company, Brett Kingstone, controls and is the general partner.  The warrant was granted on March 31, 1997, and expires March 31, 2007.  KFLP II has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant’s full or partial exercise to Cooper Lighting, Inc. (“Cooper”).  KFLP II has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant’s full or partial exercise to Hayward Industries, Inc. (“Hayward”).

Capital stock transactions – On November 23, 1998, the Company entered into a Stock Purchase Agreement with Cooper Lighting, Inc. (“Cooper”), a subsidiary of Cooper Industries, Inc. (a New York Stock Exchange Company trading under the symbol “CBE”) pursuant to which the Company sold to Cooper 250,369 shares of its Class A Common Stock, for a purchase price of $2,000,000.  The Company incurred issuance costs associated with this transaction of $4,377 in 1999.  In addition, the Company entered into a Distributorship Agreement (the “Distributorship Agreement”) with Cooper and Cooper Industries (Canada), Inc. (“Cooper Canada”), another subsidiary of Cooper Industries, Inc., pursuant to which Cooper and Cooper Canada were collectively granted the exclusive distribution rights in the United States and Canada to the Company’s fiber optic products in the commercial, residential, industrial, institutional and public transportation markets, including, but not limited to, any and all lighting applications in or related to architectural lighting, accent lighting, down lighting, display cases, landscaping, confinement, explosion-proof, clean rooms, traffic signals, signage, outdoor area and emergency/exit lighting. In

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

6.	CAPITAL STOCK - (continued):

Capital stock transactions – (continued)

consideration for these rights, Cooper and Cooper Canada collectively agreed, in accordance with the terms of the Distributorship Agreement, to purchase up to $47,075,000 of the Company’s products over a five year period, renewable after such period. Cooper was also granted a ten-year warrant to purchase an additional 250,369 shares of Class A Common Stock of the Company at $8.02 per share.  The warrant expires November 23, 2008.  No shares of the Company’s Class A common stock will vest under this warrant because vesting of this warrant is tied to achievement of annual minimum purchase commitments as defined in the Distributorship Agreement.  Cooper also has the right to designate one director to the Company’s Board of Directors.

On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company’s Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. In addition, the Company granted 249,480 matching warrants for the purchase of additional shares, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement, pursuant to which Hayward acquired the worldwide rights to market and sell the Company’s fiber optic lighting products in the swimming pool and spa market. The warrants had a 10-year life and would expire September 25, 2006.

On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide as of October 1, 2001.  The Company has agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2002 and 2003. During 2002, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets did not result in royalty payments greater than $100,000.  Therefore the Company was required to make the minimum payment of $100,000 per the agreement.  Pursuant to the agreement, Hayward also agreed to return certain fiber optic lighting products previously sold by the Company to Hayward and to return vested warrants covering 49,896 shares of the Company’s Class A common stock previously issued to Hayward all in exchange for $300,000 paid by the Company to Hayward in December 2001.  The settlement payment of $300,000 was allocated to the returned inventory at its fair market value of approximately $155,000, to the returned vested warrants at their fair market value on August 15, 2001, the measurement date, of approximately $43,000 and the balance of settlement payment of approximately $102,000 was recorded as a one-time charge to operations (included in selling, general and administrative expense) in December 2001. The inventory repurchased from Hayward represents the Company’s manufactured fiber optic lighting products, which had been directly purchased by Hayward from the Company from January 1, 2000 through September 30, 2001.  The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.  The termination of Hayward’s exclusive distribution rights also released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond.

As of December 31, 2002, the total remaining vested warrants held by Hayward under the original Distributorship Agreement were 149,688.

The Company had sales of $429,988 and $1,844,953 to Hayward during 2002 and 2001, respectively.  Trade accounts receivable includes $172,743 and $251,751 due from Hayward at December 31, 2002 and 2001, respectively. The Company derived approximately 3% of its total revenues from Hayward in 2002 compared to approximately 16% in 2001.

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

7.	STOCK OPTION PLAN:

The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan.  The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the years ended December 31, 2002 and 2001:

	Options Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price

Balance, January 1, 2001	53,921	327,001
Options granted	(42,400)	42,400	$6.29
Options exercised	—	(17,567)	$4.48
Options cancelled	27,849	(27,849)	$7.66

Balance, December 31, 2001	39,370	323,985
Options granted	(15,600)	15,600	$3.22
Options cancelled	84,501	(84,501)	$5.94

Balance, December 31, 2002	108,271	255,084

The weighted average fair value of options granted at market during 2002 and 2001 was $1.50 and $3.07 per option, respectively. At December 31, 2002, the 255,084 options outstanding under the plan are summarized in the following table:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life

98,167	$1.81 - $5.47	$4.32	6.28 years
67,017	$5.75 - $7.38	$6.50	5.68 years
89,900	$7.44 - $9.00	$8.31	5.83 years

Options granted vest ratably over a three-year period or vest based on achievement of performance criteria.  As of December 31, 2002, 246,403 options were vested and exercisable. These options are summarized below:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life

92,351	$1.90 - $5.47	$4.45	7.21 years
64,652	$5.75 - $7.38	$6.50	7.29 years
89,400	$7.44 - $9.00	$8.32	6.00 years

SUPER VISION INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2002

8.	SIGNIFICANT CUSTOMERS/EXPORT SALES:

Sales to foreign markets and significant customers as a percentage of the Company’s total revenues were as follows:

	2002	% of Sales	2001	% of Sales

Foreign markets:
Americas (excluding USA)	$955,958	9%	$1,158,294	10%
Europe, the Middle East and Africa	1,543,629	12%	1,122,694	9%
Asia Pacific	525,701	4%	694,627	6%
Japan	68,703	1%	96,551	1%

	$3,093,991	26%	$3,072,166	26%
Significant customers:
Hayward Pool Products	$429,988	3%	$1,844,953	16%

9.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50%, of the participants’ contributions, to a maximum of 3% of the participants’ salary, totaling $29,662 in 2001.  Effective October 1, 2001, the Company discontinued the Company match portion of the plan.

The Company has established a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees.  Amounts charged to expense for bonuses to these employees were $48,971 and $73,682 for 2002 and 2001, respectively.

10.	CONTINGENCIES

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”).  This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable.  Color Kinetics has notified the Company that it believes that certain Company products may infringe certain of Color Kinetics’ patents for LED lighting systems.  The Company intends to vigorously defend itself against this allegation.  On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems.  On October 18, 2002, the Company and Color Kinetics jointly moved for 30 day stays in both lawsuits during which the Company and Color Kinetics have agreed to pursue settlement.  The Company believes that a settlement of the matter is imminent.

On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the “Defendants”).

Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation.  On September 6, 2002, the Company entered into a settlement agreement and mutual release with Defendants Rami Yosefian and Sanford Properties, Inc.  Rami Yosefian and Sanford Properties have agreed to pay the Company the total sum of $50,000 in five equal payments of $10,000 each, due and payable on the fifth day of each month commencing September 5, 2002.  Net accounts receivable of $20,000, after legal fees, has been recorded on the Company’s balance sheet with an offset to legal expense.  In the event the payments are not made within 5 days of the due date, Rami Yosefian and Sanford Properties consented to the entry of a judgment against them in the amount of $75,000, less any payments previously made plus attorney’s fees and costs incurred in obtaining the judgment.  As of December 31, 2002, the Company received total payments of $30,000 from Mr. Yosefian and Sanford Properties. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000 which has been recorded on the Company’s balance sheet with an offset to legal expense as well.

On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000.  This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages.  The court has also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute.  Final judgment cannot yet be entered against a majority of the Defendants because they have appealed certain pretrial orders.  The Company, however, was able to obtain a partial final judgment against five Defendants, who have not appealed the non-final orders in question.  The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all.  The Company may not be successful in collecting any of the amounts awarded by the Court and therefore has not recorded any provision in its statement of operations related to this judgment.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER VISION INTERNATIONAL, INC.
Date:	March 26, 2003	By:	/s/ BRETT M. KINGSTONE

Brett M. Kingstone - Chairman, Chief Executive Officer

                    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRETT M. KINGSTONE	March 26, 2003 ---

Brett M. Kingstone - Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ DANILO REGALADO	March 26, 2003 ---

Danilo Regalado – Chief Financial Officer (Principal Financial Officer)

/s/ DEIDRE FRASER	March 26, 2003 ---

Deidre Fraser (Principal Accounting Officer)

/s/ ANTHONY CASTOR	March 26, 2003 ---

Anthony Castor - Director

/s/ BRIAN MCCANN	March 26, 2003 ---

Brian McCann - Director

/s/ EDGAR PROTIVA	March 26, 2003 ---

Edgar Protiva - Director

/s/ FRITZ ZECK	March 26, 2003 ---

Fritz Zeck - Director

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett M. Kingstone, President, Chief Executive Officer and Chairman of Super Vision International, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Super Vision International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ BRETT M. KINGSTONE

Brett M. Kingstone, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Danilo Regalado, Chief Financial Officer of Super Vision International, Inc., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Super Vision International, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 26, 2003	/s/ DANILO REGALADO

Danilo Regalado, Chief Financial Officer

EXHIBIT INDEX

23.1	Consent of Gallogly, Fernandez & Riley LLP

99.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002