Form 10QSB
period 2003-03-31
SUPER VISION INTERNATIONAL INC
filed 2003-05-14
CIK 917523

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

☐

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☒                           No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class Class A Common Stock, $.001 par value Class B Common Stock, $.001 par value	Outstanding at May 6, 2002: 2,056,980 shares 483,264 shares

Transitional Small Business Disclosure Format
Yes ☒                            No ☐

Super Vision International, Inc.

SIGNATURES	14

CERTIFICATES	15

EXHIBITS	17

Super Vision International, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2003	December 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$397,097	$363,234
Investments	814,294	1,349,651
Trade accounts receivable, less allowance for doubtful accounts of $85,741 and $133,727 at March 31, 2003 and December 31, 2002, respectively	1,423,077	1,745,657
Inventories, less reserve of $373,518 at March 31, 2003 and $358,541 at December 31, 2002	3,165,509	3,208,315
Prepaid expense	94,545	110,968
Other assets	16,121	25,898

Total current assets	5,910,643	6,803,723

Property and Equipment	7,444,733	7,420,198
Accumulated depreciation and amortization	(3,728,674)	(3,569,953)

Net property and equipment	3,716,059	3,850,245
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $72,979 at March 31, 2003 and $69,269 at December 31, 2002	118,331	121,101
Other assets	162,159	168,138

	9,924,973	10,960,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,481,362	$1,988,010
Accrued compensation and benefits	36,035	88,925
Deposits	67,598	82,993
Current portion of obligation under capital lease	129,067	118,454

Total current liabilities	1,714,062	2,278,382

Obligation Under Capital Lease	2,817,293	2,852,351

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,056,980 issued and outstanding	2,057	2,057
Class B common stock, $.001 par value, authorized 3,389,134 shares, 483,264 issued and outstanding	483	483
Additional paid-in-capital	10,556,136	10,556,136
Accumulated other comprehensive loss	(59,614)	(65,870)
Accumulated deficit	(5,105,444)	(4,662,551)

Total stockholders’ equity	5,393,618	5,830,255

	$9,924,973	$10,960,988

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Operations - unaudited

	Three Months Ended March 31,

	2003	2002

Revenues	$2,390,489	$2,867,267
Cost and Expenses:
Cost of sales	1,615,759	1,714,321
Selling, general and administrative	1,048,768	1,117,080
Research and development	120,707	121,680

Total costs and expenses	2,785,234	2,953,081

Operating Loss	(394,745)	(85,814)

Non-Operating Income (Expense):
Interest income	7,273	27,104
Interest expense	(103,340)	(106,853)
Loss on investments	—	(5,635)
Other income (expense)	47,919	(1,942)

Total non-operating expense	(48,148)	(87,326)

Net Loss	$(442,893)	$(173,140)

Net Loss Per Common Share:
Basic and diluted	$(0.17)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	2,540,244	2,566,374

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.
Condensed Consolidated Statements of Cash Flows – unaudited

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net loss	$(442,893)	$(173,140)

Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	162,762	160,070
Amortization of intangible assets	9,689	3,420
Increase (decrease) in inventory reserve	14,976	(36,226)
Bond premium amortization	1,021	—
Decrease in other assets	—	541
(Gain) Loss on investments	—	5,635
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	322,580	(63,601)
Inventories	27,830	(36,661)
Prepaid expense	16,422	100,885
Other assets	9,777	3,867
Increase (decrease) in:
Accounts payable	(506,650)	(85,621)
Accrued compensation and benefits	(52,890)	(92,329)
Deposits	(15,394)	15,941

Total adjustments	(9,877)	(24,079)

Net cash used in operating activities	(452,770)	(197,219)

Cash Flows from Investing Activities:
Purchase of property and equipment	(29,534)	(20,644)
Purchase of investments	(5,702)	(5,810)
Proceeds from sale of investments	546,295	—
Proceeds from disposal of fixed assets	959
Acquisition of patents and trademarks	(940)	—

Net cash provided by (used in) investing activities	511,078	(26,454)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(24,445)	(21,288)

Net cash used in financing activities	(24,445)	(21,288)

Net Increase (Decrease) in Cash and Cash Equivalents	33,863	(244,961)
Cash and Cash Equivalents, beginning of period	363,234	812,336

Cash and Cash Equivalents, end of period	$397,097	$567,375

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

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of their customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If its actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments – Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities were corporate bonds that matured in January 2003 and earned interest at the rate of 5.875% per annum.

The amortized cost, unrealized losses, and fair values of the Company’s investments held at March 31, 2003 are summarized as follows:

	Amortized Costs	Costs	Gross Unrealized Gains	Estimated Fair Value

Available-for-sale securities:
Fixed Income Funds	$747,532	$747,532	$6,214	$753,746
Money Market Funds	60,506	60,506	42	60,548

	$808,038	$808,038	$6,256	$814,294

Recent accounting pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

1.

Summary of Significant Accounting Policies (continued):

Inventories - Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

Property and equipment - Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

Intangible assets and goodwill - In accordance with SFAS No.142, the Company has performed an annual review of valuations of all goodwill and intangible assets as of December 31, 2002 and has determined that there were no instances of impairment in the goodwill and intangible assets in its reporting units. The Company will continue to test annually for impairment in the fourth quarter unless there are indications during an interim period that goodwill and intangible assets may have become impaired.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12 to17 years.

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

Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $79,800 and $87,100 for the three months ended March 31, 2003 and 2002, respectively.

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

Earnings per share - Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the quarters ended March 31, 2003 and 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2003 and 2002, the Company had 683,212 and 685,278 potentially dilutive common shares, respectively.

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

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(442,893)	$(173,140)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(26,781)	(14,396)
Pro forma net loss	(469,674)	(187,536)

Loss per share:
Basic—as reported	$(0.17)	$(0.07)

Basic—pro forma	$(0.18)	$(0.07)

Diluted—as reported	$(0.17)	$(0.07)

Diluted—pro forma	$(0.18)	$(0.07)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.17%; (b) a volatility factor of 43% and 34% for year to date 2003 and 2002, respectively, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years through the first quarter of 2003 and 2002.

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

Super Vision International, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

2.

Inventories:

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Raw materials	$2,444,969	$2,372,923
Work in process	—	2,509
Finished goods	1,094,058	1,191,424

	3,539,027	3,566,856
Less: Reserve for inventories	(373,518)	(358,541)

Net inventories	$3,165,509	$3,208,315

3.

Capital Lease Obligation:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	March 31, 2003	December 31, 2002

Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,181,050)	(1,129,700)

	$1,899,950	$1,951,300

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$475,755
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,382,333
Less amount representing interest and executory costs	(3,435,973)

Present value of net minimum lease payments under capital lease	$2,946,360

Deposits paid under this lease agreement totaled $58,167 at March 31, 2003.

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

The following table summarizes activity of the stock option plan for the three-month period ended March 31, 2003:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share

Balance, January 1, 2003	108,271	255,084	$1.81 — $9.00
Options granted	(32,900)	32,900	$2.04 — $2.80
Options cancelled	17,400	(17,400)	$1.81 — $8.13

Balance, March 31, 2003	92,771	270,584

Options granted vest ratably over a three-year period or vest based on achievement of performance criteria. As of March 31, 2003, shares of Class A common stock options totaling 244,337 were vested and exercisable.

5

CONTINGENCIES

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the Massachusetts Court. The Company intends to vigorously pursue its claims in this matter and defend itself against Color Kinetics’ allegations.

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

Three of the Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation. On September 6, 2002, the Company entered into a settlement agreement and mutual release with Defendants Rami Yosefian and Sanford Properties, Inc. Rami Yosefian and Sanford Properties have agreed to pay the Company the total sum of $50,000 in five equal payments of $10,000 each, due and payable on the fifth day of each month commencing September 5, 2002. As of March 31, 2003, the Company received total payments of $50,000 from Mr. Yosefian and Sanford Properties. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which has been recorded on the Company’s balance sheet with an offset to legal expense as well.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report, and the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

The following discussion contains certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Results of Operations

The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, markets and sells fiber optically lit waterfalls and water features. Revenues for the three months ended March 31, 2003 were approximately $2,390,000 as compared to approximately $2,867,000 for the three months ended March 31, 2002, a decrease of approximately $477,000 or 17%. The decrease was primarily the result of reductions in revenues in the sign, and national and domestic architectural lighting markets which declined approximately $179,000, $177,000 and $166,000, respectively, as compared to the three months ended March 31, 2002. National accounts consist of customers with multiple domestic locations. The declines in revenue were primarily due to the decline in the economy exacerbated by the war in Iraq. The decreases were offset by increases in the pool and international markets of approximately $48,000 and $17,000, respectively, as compared to the three months ended March 31, 2002.

Gross margin for the quarter ended March 31, 2003 was approximately $775,000 or 32% as compared to approximately $1,153,000 or 40% for the three months ended March 31, 2002. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The decrease in gross margin primarily resulted from a higher ratio of fixed production costs relative to lower sales, offset, in part, by more aggressive pricing.

Selling, general and administrative expenses were approximately $1,049,000 during the three months ended March 31, 2003 as compared to approximately $1,117,000 for the same period in 2002, a decrease of approximately $68,000 or 6%. The decrease was principally due to decreases in commission expense as a result of the decline in sales, bad debt expense, travel costs and labor and fringe costs of approximately $59,000, $43,000, $15,000 and $10,000, respectively, offset by increases in legal expense, consulting expense and accounts receivable finance charge write offs of approximately $24,000, $28,000 and $12,000, respectively. The Company currently expects that selling, general and administrative expense will continue to decrease as management focuses on long-term measures to lower variable expenses.

Research and development costs were approximately $121,000 during the three months ended March 31, 2003 as compared to approximately $122,000 during the same period in 2002.

Interest expense of approximately $103,000 for the quarter ended March 31, 2003 as compared to approximately $107,000 for the same period in 2002 relates to the capital lease for the Company’s facility in Orlando, Florida.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended March 31, 2003 and 2002 respectively.

The net loss for the three months ended March 31, 2003 was approximately $443,000 or $0.17 per basic and diluted common share, as compared to a net loss of approximately $173,000, or $0.07 per basic and diluted common share, for the quarter ended March 31, 2002.

Liquidity and Capital Resources

At March 31, 2003 the Company had working capital of approximately of $4,197,000, a decrease of approximately 7% as compared to working capital of approximately $4,525,000 at December 31, 2002. During the quarter ended March 31, 2003, the Company financed its operations primarily from working capital and cash on hand.

Net cash used in operations amounted to approximately $453,000 for the quarter ended March 31, 2003 as compared to approximately $198,000 used in operations for the first quarter of 2002. The most significant use of cash was generated by the decrease in accounts payable of approximately $507,000 due to the timing of payments to suppliers. The timing of payroll and the delivery of products and services to customers accounted for most of the decrease in accrued compensation and benefits and customer deposits of approximately $53,000 and $15,000, respectively. The use of cash was offset by decreases in accounts receivable, inventory and prepaid expenses of approximately, $323,000, $28,000 and $16,000, respectively. The decrease in accounts receivable was due to timing of customer payments and increased collection efforts. The decrease in inventory was primarily due to the implementation of certain control measures. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time versus the risk of inventory obsolescence due to changing technology and customer requirements. The decrease in prepaid expenses was due to fewer advance payments to suppliers for production of certain LED and fiber optic lighting products.

Net cash provided by investing activities for the quarter ended March 31, 2003 amounted to approximately $511,000 and is primarily related to the held-to-maturity investment that matured in January 2003. Capital expenditures of approximately $30,000, account for most of the use of cash in investing activities. The Company also reinvested interest and dividend income of approximately $6,000 in a fixed income mutual fund during the quarter ended March 31, 2003.

Net cash used in financing activities for the three months ended March 31, 2003 was approximately $24,000 in payments on the capital lease obligation related to the Company’s facility.

We currently believe that existing cash and cash equivalents balances and short-term investments will provide us with sufficient funds to finance our operations for the next 12 months. We intend to continue to invest in the development of new products and enhancements to our existing products. Our future liquidity and capital requirements will depend upon numerous factors, including without limitation, general economic conditions and conditions in the architectural lighting and pool and spa markets in particular, the level and timing of revenue, the costs and timing of our product development efforts and the success of these development efforts, our ability to reduce expenses to compensate for delays or decreases in revenues, the costs and timing of our sales and marketing activities, the extent to which our existing and new products gain market acceptance, competing technological and market developments, the costs involved in maintaining and enforcing patent claims and other intellectual property rights, and other factors, all of which impact our ability to achieve and maintain profitability.

If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may not be able to devote as much resources as anticipated to developing or enhancing our products, taking advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could harm our business, financial condition, and results of operations.

Related Party Transactions and Contractual Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the three months ended March 31, 2003 and 2002 amounted to approximately $153,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$475,755
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,382,333
Less amount representing interest and executory costs	(3,435,973)

Present value of net minimum lease payments under capital lease	$2,946,360

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within a reasonable time frame. We believe that our allowance for doubtful accounts and provision for inventory obsolescence is adequate at the end of each of December 31, 2002 and March 31, 2003.

Item 3.

Controls And Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 within 90 days prior to the filing date of this quarterly report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II

Item 1.

Legal Proceedings.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the Massachusetts Court. The Company intends to vigorously pursue its claims in this matter and defend itself against Color Kinetics’ allegations.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits.

Exhibit Number	Document Description

99	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of 2003.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.
By:	/s/ BRETT M. KINGSTONE	Date: May 14 2003

Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANILO REGALADO	Date: May 14, 2003

Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATES

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brett M. Kingstone, President, Chief Executive Officer and Chairman of Super Vision International, Inc., certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Super Vision International, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ BRETT M. KINGSTONE

Brett M. Kingstone, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Danilo Regalado, Chief Financial Officer of Super Vision International, Inc., certify that:

7.

I have reviewed this quarterly report on Form 10-QSB of Super Vision International, Inc.;

8.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.

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

12.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ DANILO REGALADO

Danilo Regalado, Chief Financial Officer