Form 10QSB
period 2003-06-30
SUPER VISION INTERNATIONAL INC
filed 2003-08-12
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

if Changed Since Last Report)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 4, 2003:
Class A Common Stock, $.001 par value	2,057,314 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format

Yes ☐ No ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$745,564	$363,234
Investments	846,667	1,349,651
Trade accounts receivable, less allowance for doubtful accounts of $112,711 at June 30, 2003 and $133,727 at December 31, 2002	1,449,798	1,745,657
Inventories, less reserve of $383,325 at June 30, 2003 and $358,541 at December 31, 2002	2,567,671	3,208,315
Prepaid expense	74,222	110,968
Other assets	16,057	25,898

Total current assets	5,699,979	6,803,723

Property and Equipment	7,444,529	7,420,198
Accumulated depreciation and amortization	(3,870,964)	(3,569,953)

Net property and equipment	3,573,565	3,850,245
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $76,704 at June 30, 2003 and $69,269 at December 31, 2002	115,006	121,101
Other assets	163,123	168,138

	$9,569,454	$10,960,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$985,469	$1,988,010
Accrued compensation and benefits	83,068	88,925
Deposits	45,905	82,993
Current portion of obligation under capital lease	137,928	118,454

Total current liabilities	1,252,370	2,278,382

Obligation Under Capital Lease	2,781,004	2,852,351

Stockholders' Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,057,314 issued and outstanding	2,058	2,057
Class B common stock, $.001 par value, authorized 3,389,134 shares, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share	483	483
Additional paid-in-capital	10,556,884	10,556,136
Accumulated other comprehensive loss	(34,374)	(65,870)
Accumulated deficit	(4,988,971)	(4,662,551)

Total stockholders' equity	5,536,080	5,830,255

	$9,569,454	$10,960,988

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Operations—unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$2,595,990	$3,441,819	$4,986,479	$6,291,285

Cost and Expenses:
Cost of sales	1,388,140	2,148,471	3,003,899	3,862,792
Selling, general and administrative	1,030,616	1,361,485	2,079,385	2,478,564
Research and development	95,590	110,225	216,297	231,904

Total costs and expenses	2,514,346	3,620,181	5,299,581	6,573,260

Operating Income (Loss)	81,644	(178,362)	(313,102)	(281,975)

Non-Operating Income (Expense):
Interest income	7,740	16,625	15,014	43,729
Interest expense	(102,396)	(105,849)	(205,736)	(212,702)
Gain on investments	—	6,989	—	1,354
Gain (Loss) on disposal of property and equipment	10,346	(6,714)	10,346	(6,714)
Other income (expense)	119,139	43,986	167,058	59,843

Total non-operating income (expense)	34,829	(44,963)	(13,318)	(114,490)

Net Income (Loss)	$116,473	$(223,325)	$(326,420)	$(396,465)

Net Income (Loss) Per Common Share:

Basic and diluted	$0.05	$(0.09)	$(0.13)	$(0.16)

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Cash Flows—unaudited

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(326,420)	$(396,465)

Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation	323,704	346,782
Amortization of intangible assets	18,901	7,063
Increase (decrease) in inventory reserve	24,784	(21,401)
Bond premium amortization	1,021	—
(Increase) Decrease in other assets	(6,450)	(5,878)
(Gain) Loss on disposal of property and equipment	(10,346)	6,714
(Gain) Loss on investments	—	(1,354)
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	295,859	(187,834)
Inventories	615,860	219,022
Prepaid expense	36,746	113,537
Other assets	9,841	73
Increase (decrease) in:
Accounts payable	(1,002,541)	(1,375)
Accrued compensation and benefits	(5,857)	(26,525)
Deposits	(37,088)	10,509

Total adjustments	264,434	459,333

Net cash (used in) provided by operating activities	(61,986)	62,868

Cash Flows from Investing Activities:
Purchase of property and equipment	(49,738)	(141,089)
Purchase of investments	(12,836)	(13,377)
Proceeds from sale of investments	546,295	—
Proceeds from disposal of fixed assets	13,060	3,500
Acquisition of patents and trademarks	(1,340)	(3,129)

Net cash provided by (used in) investing activities	495,441	(154,095)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(51,873)	(43,325)
Proceeds from exercise of common stock options	748	—

Net cash used in financing activities	(51,125)	(43,325)

Net Increase (Decrease) in Cash and Cash Equivalents	382,330	(134,552)

Cash and Cash Equivalents, beginning of period	363,234	812,336

Cash and Cash Equivalents, end of period	$745,564	$677,784

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Business — Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture and marketing of LED lighting products, signs and displays, SIDE-GLOW® and END GLOW® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

Basis of Consolidation — The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated. Effective May 31, 2003, Oasis Waterfalls LLC was merged with and into Super Vision International, Inc.

Revenue Recognition — Generally, the Company recognizes revenue for its products upon delivery to customers, provided no significant obligations remain and collection is probable.

Cash Equivalents — Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable — Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of their customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If its actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments — Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities were corporate bonds that matured in January 2003 and earned interest at the rate of 5.875% per annum.

The amortized costs, unrealized gains or losses, and estimated fair values of the Company’s investments held at June 30, 2003 are summarized as follows:

	Amortized	Gross Unrealized	Estimated Fair
	Costs	Gains	Value

Available-for-sale securities:
Fixed Income Funds	$754,666	$31,289	$785,955
Money Market Funds	60,506	206	60,712

	$815,172	$31,495	$846,667

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

1.	Summary of Significant Accounting Policies (continued):

Recent accounting pronouncements — In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company’s financial position or result of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment to SFAS 123.” SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. The amendments to SFAS 123, which provides for additional transition methods, are effective for fiscal years ending after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 during the interim period ended March 31, 2003. The Company has not yet determined in what manner or when it will adopt the fair value methodology of SFAS 148.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this Statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have any impact on the Company’s financial position or result of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities and does not expect FIN 46 to have any effect on its consolidated financial statements.

Reclassifications — Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

1.	Summary of Significant Accounting Policies (continued):

Inventories — Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

Property and equipment — Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

Intangible assets and goodwill — In accordance with SFAS No. 142, the Company has performed an annual review of valuations of all goodwill and intangible assets as of December 31, 2002 and has determined that there were no instances of impairment in the goodwill and intangible assets in its reporting units. The Company will continue to test annually for impairment in the fourth quarter unless there are indications during an interim period that goodwill and intangible assets may have become impaired.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12 to 17 years.

Long lived assets — The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized in any of the periods presented.

Research and development — Research and development costs to develop new products are charged to expense as incurred.

Advertising — Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $154,000 and $192,000 for the six months ended June 30, 2003 and 2002, respectively.

Income taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per share — Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net income (loss) has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation — The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure.

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

	Six Months Ended June 30,
	2003	2002
Net loss, as reported	$(326,420)	$(396,465)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(51,980)	(28,792)

Pro forma net loss	(378,400)	(425,257)

Loss per share:
Basic—as reported	$(0.13)	$(0.16)

Basic—pro forma	$(0.15)	$(0.17)

Diluted—as reported	$(0.13)	$(0.16)

Diluted—pro forma	$(0.15)	$(0.17)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6%; (b) a volatility factor of approximately 44% for 2003 and 2002, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years through the second quarter of 2003 and 2002.

Comprehensive Income — Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities.

Business Segments — Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

2.    Inventories:

Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$1,848,849	$2,372,923
Work in process	—	2,509
Finished goods	1,102,147	1,191,424

	2,950,996	3,566,856
Less: Reserve for inventories	(383,325)	(358,541)

Net inventories	$2,567,671	$3,208,315

3.    Capital Lease Obligation:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	June 30, 2003	December 31, 2002
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,232,400)	(1,129,700)

	$1,848,600	$1,951,300

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$320,562
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,227,140
Less amount representing interest and executory costs	(3,308,208)

Present value of net minimum lease payments under capital lease	$2,918,932

Deposits paid under this lease agreement totaled $58,167 at June 30, 2003.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

4.    Stock Option Plan

The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the six-month period ended June 30, 2003:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2003	108,271	255,084	$1.81—$9.00
Options granted	(58,200)	58,200	$2.04—$3.75
Options exercised	—	(334)	$2.24
Options cancelled	23,399	(23,399)	$1.81—$8.13

Balance, June 30, 2003	73,470	289,551

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 2003, shares of Class A common stock options totaling 245,704 were vested and exercisable.

5.    Earnings Per Share

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss (numerator for basic and Diluted loss per share)	$116,473	$(223,325)	$(326,420)	$(396,465)
Denominator:
Denominator for basic loss per share -weighted average shares	2,540,453	2,540,244	2,540,349	2,553,237
Effect of dilutive securities:
“In-the-money” shares under stock option agreements	17,352	—	—	—
Less: Shares assumed repurchased under treasury stock method	(12,618)	—	—	—

Weighted average shares outstanding-diluted	2,545,188	2,540,244	2,540,349	2,553,237

Basic earnings (loss) per share	$0.05	$(0.09)	$(0.13)	$(0.16)

Diluted earnings (loss) per share	$0.05	$(0.09)	$(0.13)	$(0.16)

Employee stock options and certain outstanding warrants are not included in the computation of earnings and loss per share for the quarters ended June 30, 2003 and 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At June 30, 2003 and 2002, the Company had 684,579 and 693,729 potentially dilutive common shares, respectively.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)—Continued

6.	Contingencies

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the Massachusetts Court (case number 02-cv-11137-MEL) in the District Court of Massachusetts. The Company intends to vigorously pursue its claims in this matter and defend itself against Color Kinetics’ allegations. The Company is also considering bringing an anti-trust action claiming violations of the Lanham Act against Color Kinetics in concert with several other manufacturers in the United States and Europe.

On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta.

Three of the defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation. On September 6, 2002, the Company entered into a settlement agreement and mutual release with defendants Rami Yosefian and Sanford Properties, Inc. As part of this settlement, Rami Yosefian and Sanford Properties paid the Company $50,000. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which have been recorded as an offset to legal expense.

On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. The court also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute. Final judgment was entered against the remaining defendants on June 16, 2003. The defendants have filed a notice of appeal from the final judgment and pleadings are pending. The Company has commenced collection efforts. The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all. The Company may not be successful in collecting any of the amounts awarded by the Court and therefore has not recorded any provision in its statement of operations related to this judgment.

On June 16, 2003, the Company was granted a permanent injunction against the remaining defendants. The court ordered the release to the Company of all fiber optic inventories which were previously stored in the defendants Florida warehouses. Certain goods claimed in connection with the injunction are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000, with an offset to other income.

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

Three Months Ended June 30, 2003 vs. 2002

Results of Operations

The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, markets and sells fiber optically lit waterfalls and water features. Revenues for the three months ended June 30, 2003 were approximately $2,596,000 as compared to approximately $3,442,000 for the three months ended June 30, 2002, a decrease of approximately $846,000 or 25%. The decrease was primarily the result of lower domestic sales of our products across the pool & spa, architecture & lighting, signs and national accounts. We believe lower sales were mainly due to the continued downward trend in the economy, changes in sales personnel, and to a lesser extent, pricing increases of our products. This decrease was offset in part by the increase in sales of our products in the international market as a result of a more focused sales effort by our international sales team.

Gross margin for the quarter ended June 30, 2003 was approximately $1,208,000 or 47% as compared to approximately $1,293,000 or 38% for the quarter ended June 30, 2002. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin percent primarily resulted from lower fixed production costs such as payroll, lower cost of direct materials and freight charges as a result of more effective purchasing and inventory management and lower warranty expenses due to improved quality control standards.

Selling, general and administrative expenses were approximately $1,031,000 during the three months ended June 30, 2003 as compared to approximately $1,361,000 for the same period in 2002, a decrease of approximately $330,000 or 24%. The decrease was principally due to decreases in commission expense of $110,000 as a result of the decline in sales, and decreases in advertising and promotional expenses, legal expense, travel, consultants and labor and fringe costs of approximately $54,000, $46,000, $38,000, $36,000 and $28,000, respectively. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term measures to lower expenses and implement process improvements in both selling and administrative functions.

Research and development costs were approximately $96,000 during the three months ended June 30, 2003 as compared to approximately $110,000 during the same period in 2002. The decrease was primarily due to a decrease in labor and fringe expenses of approximately $19,000 offset by increases in the cost of direct material and product certifications of approximately $5,000.

Interest expense of approximately $102,000 for the quarter ended June 30, 2003 as compared to approximately $106,000 for the same period in 2002 relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $119,000 for the three months ended June 30, 2003 compared to approximately $44,000 for the same period ended 2002. The increase was mainly due to inventory claimed from a court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392). Certain of the goods claimed are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000 with an offset to other income.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended June 30, 2003 and 2002 respectively.

The net income for the three months ended June 30, 2003 was approximately $116,000 or $0.05 per basic and diluted common share, as compared to a net loss of approximately $223,000, or $0.09 per basic and diluted common share, for the quarter ended June 30, 2002. This improvement in net income is primarily a result of management initiatives in the latter part of the first quarter of 2003. Initiatives focused on operational cost reductions and improving product quality standards, thereby reducing warranty costs which were predominant during the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 vs. 2002

Results of Operations

Total revenues for the six months ended June 30, 2003 were approximately $4,986,000 as compared to approximately $6,291,000 for the six months ended June 30, 2002 a decrease of approximately $1,305,000 or 21%. The decrease was primarily the result of lower domestic sales of our products across the pool & spa, architecture & lighting, signs and national accounts. We believe that lower sales were mainly due to a continued downward trend in the economy, changes in sales personnel, and to a lesser extent, pricing increases of our products. This decrease was offset in part by the increase in sales of our products in the international market as a result of a more focused sales efforts by our international sales team.

Gross margin for the six months ended June 30, 2003 was approximately $1,983,000 or 40% as compared to approximately $2,428,000 or 39% for the six months ended June 30, 2002. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The slight increase in gross margin percent was mainly due to reductions to certain fixed production costs such as payroll as a result of cost cutting initiatives taken towards the latter part of first quarter, lower warranty expenses and lower cost of direct materials.

Selling, general and administrative expenses were approximately $2,079,000 for the six months ended June 30, 2003 as compared to approximately $2,479,000 for the same period in 2002, a decrease of approximately $400,000 or 16%. The decrease was principally due to decreases in commission expense of $167,000 as a result of the decline in sales, and decreases in advertising and promotional expenses, bad debt, travel, labor and fringe costs, royalty expense and legal expense of approximately $65,000, $51,000, $41,000, $33,000, $23,000 and $22,000, respectively. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term measures to lower expenses and implement operational improvements in both selling and administrative functions.

Research and development costs were approximately $216,000 for the six months ended June 30, 2003 as compared to approximately $232,000 for the same period in 2002. The decrease in research and development expense is related to decreases in direct material and office expenses of approximately $14,000 and $4,000 offset by increases in product certification expenses of approximately $5,000.

Interest expense of approximately $206,000 for the six months ended June 30, 2003, as compared to approximately $213,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $167,000 for the six months ended June 30, 2003 compared to approximately $60,000 for the same period in 2002. The increase was primarily due to income from subleasing excess capacity of approximately $95,500 for the six months ended June 30, 2003 compared to $61,300 for the same period in 2002. Inventory claimed from a court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392). Certain goods claimed in the injunction are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000 with an offset to other income.

On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (collectively, the “Defendants”). On June 16 2003, the Company was granted a permanent injunction against certain of the Defendants. The court ordered the release of all fiber optic inventories to the Company which were previously stored in the Defendants warehouses. Certain goods claimed in connection with the injunction are currently manufactured by the Company and were recorded at the current market price in inventory of $48,000 with an offset to other income.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2003 and 2002.

The net loss for the six months ended June 30, 2003 was approximately $326,000, or $0.13 per basic and diluted common share, as compared to net loss of approximately $396,000, and $0.16 per basic and diluted common share, for the six months ended June 30, 2002.

Liquidity and Capital Resources

At June 30, 2003 the Company had working capital of approximately of $4,448,000, a decrease of approximately 2% as compared to working capital of approximately $4,525,000 at December 31, 2002. During the six months ended June 30, 2003, the Company financed its operations primarily from working capital and cash on hand.

Net cash used in operations amounted to approximately $62,000 for the six months ended June 30, 2003 as compared to approximately $63,000 provided by operations for the six months ended June 30, 2002. The most significant use of cash was generated by the decrease in accounts payable of approximately $1,003,000 due to the timing of payments to suppliers. The timing of payroll and the delivery of products and services to customers accounted for most of the decrease in accrued compensation and benefits and customer deposits of approximately $6,000 and $37,000, respectively. The use of cash was offset by decreases in accounts receivable, inventory and prepaid expenses of approximately, $296,000, $616,000 and $37,000, respectively. The decrease in accounts receivable was due to the timing of customer payments and increased collection efforts. The decrease in inventory was primarily due to the implementation of certain control measures. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time versus the risk of inventory obsolescence due to changing technology and customer requirements. The decrease in prepaid expenses was due to fewer advance payments to suppliers for production of certain LED and fiber optic lighting products.

Net cash provided by investing activities for the six months ended June 30, 2003 amounted to approximately $495,000. The source of cash was primarily related to the held-to-maturity investment that matured in January 2003 and proceeds from disposal of property and equipment of approximately $546,000 and $13,000, respectively. Capital expenditures of approximately $50,000, account for most of the use of cash in investing activities. The Company also reinvested interest and dividend income of approximately $13,000 in a fixed income mutual fund during the six months ended June 30, 2003.

Net cash used in financing activities for the six months ended June 30, 2003 was approximately $51,000. Payments on the capital lease obligation for the Company’s facility were approximately $52,000.

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

If we fail to achieve our plan of generating positive cash flow from operations over the next 12 months, we may not be able to devote as much resources as anticipated to developing or enhancing our products, taking advantage of future opportunities, or responding to competitive pressures or unanticipated requirements, which could harm our business, financial condition, and results of operations.

Related Party Transactions and Contractual Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the six months ended June 30, 2003 and 2002 amounted to approximately $308,000 and $305,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$320,562
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,227,140
Less amount representing interest and executory costs	(3,308,208)

Present value of net minimum lease payments under capital lease	$2,918,932

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In September 2002, the Company was awarded a jury verdict of $33,100,000 in the Lawsuit. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of August 11, 2003, Mr. Kingstone has provided $350,000, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of Kingstone Funds and/or Third Party Funds to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. In addition, at such time as all or any part of Kingstone Funds or Third Party Funds used in Collection Activities are returned to the Company, the Company has agreed to deliver such funds, and any amounts paid over to the Company representing interest or other amounts with respect to the deposit of such funds, to Mr. Kingstone.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within a reasonable time frame. We believe that our allowance for doubtful accounts and provision for inventory obsolescence is adequate at the end of each of December 31, 2002 and June 30, 2003.

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

PART II

Item 1.    Legal Proceedings

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the Massachusetts Court (case number 02-cv-11137-MEL) in the District Court of Massachusetts. The Company intends to vigorously pursue its claims in this matter and defend itself against Color Kinetics’ allegations. The Company is also considering bringing an anti-trust action claiming violations of the Lanham Act against Color Kinetics in concert with several other manufacturers in the United States and Europe.

On November 18, 1999 the Company filed a lawsuit (case number CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta.

Three of the defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation. On September 6, 2002, the Company entered into a settlement agreement and mutual release with defendants Rami Yosefian and Sanford Properties, Inc. As part of this settlement, Rami Yosefian and Sanford Properties paid the Company $50,000. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which have been recorded as an offset to legal expense.

On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. The court also determined that upon entry of final judgment, the Company is entitled to its reasonable attorneys’ fees and costs pursuant to the civil theft statute and the trade secret statute. Final judgment was entered against the remaining defendants on June 16, 2003. The defendants have filed a notice of appeal from the final judgment and pleadings are pending. The Company has commenced collection efforts. The Company believes that the monetary judgment will be very difficult and costly to collect, if it is collectable at all. The Company may not be successful in collecting any of the amounts awarded by the Court and therefore has not recorded any provision in its statement of operations related to this judgment.

On June 16, 2003, the Company was granted a permanent injunction against the remaining defendants. The court ordered the release to the Company of all fiber optic inventories which were previously stored in the defendants Florida warehouses. Certain goods claimed in connection with the injunction are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000, with an offset to other income.

Item 4.    Submission of Matters to a Vote of Security Holders.

On May 16, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Brett M. Kingstone (with 3,931,704 shares voting for and zero shares withheld), Edgar Protiva (with 3,931,704 shares voting for and zero shares withheld), Fritz Zeck (with 3,931,704 shares voting for and zero shares withheld), and Brian McCann (with 3,931,704 shares voting for and zero shares withheld). Anthony T. Castor, III declined to stand for re-election (See the Company’s Current Report on Form 8-K filed on May 14, 2003).

The stockholders also ratified the appointment of Gallogly, Fernandez & Riley LLP as the independent auditors for the Company for the year ending December 31, 2003 (with 2,421,098 shares voting for, zero against, zero abstaining and 1,510,606 broker non-votes).

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Document Description

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350.

(b)  Reports on Form 8-K

On April 21, 2003, the Company filed a Current Report on Form 8-K which attached a letter from Brett M. Kingstone, the Company’s Chief Executive Officer. The letter accompanied the Company’s proxy materials relating to its 2003 annual meeting of stockholders and its Form 10-KSB for the calendar year 2002.

On May 14, 2003, the Company filed a Current Report on Form 8-K which announced that Anthony T. Castor, III advised the Company that he would not stand for reelection as a director of the Company at the annual meeting of the Company’s stockholders to be held on May 16, 2003, due to other professional commitments.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Brett M. Kingstone	Date: August 12, 2003
Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Danilo Regalado	Date: August 12, 2003
Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)