Form 10QSB
period 2003-09-30
SUPER VISION INTERNATIONAL INC
filed 2003-11-03
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 3, 2003:
Class A Common Stock, $.001 par value	2,057,314 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format  Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,246,230	$363,234
Investments	855,034	1,349,651
Trade accounts receivable, less allowance for doubtful accounts of $136,381 at September 30, 2003 and $133,727 at December 31, 2002	1,369,276	1,745,657

Inventories, less reserve of $334,589 at September 30, 2003 and $358,541 at December 31, 2002	2,409,070	3,208,315
Prepaid expense	108,573	110,968
Other assets	8,136	25,898

Total current assets	5,996,319	6,803,723

Property and Equipment	7,356,835	7,420,198
Accumulated depreciation and amortization	(3,901,754)	(3,569,953)

Net property and equipment	3,455,081	3,850,245
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $80,452 at September 30, 2003 and $69,269 at December 31, 2002	112,358	121,101
Other assets	163,538	168,138

	$9,745,077	$10,960,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,002,636	$1,988,010
Accrued compensation and benefits	71,290	88,925
Deposits	40,242	82,993
Current portion of obligation under capital lease – related party	142,779	118,454

Total current liabilities	1,256,947	2,278,382

Obligation Under Capital Lease – related party	2,743,437	2,852,351

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, authorized 16,610,866 shares, 2,057,314 issued and outstanding	2,058	2,057
Class B common stock, $.001 par value, authorized 3,389,134 shares, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in-capital	10,556,884	10,556,136
Accumulated other comprehensive loss	(32,199)	(65,870)
Accumulated deficit	(4,782,533)	(4,662,551)

Total stockholders’ equity	5,744,693	5,830,255

	$9,745,077	$10,960,988

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Operations – unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$2,931,830	$3,005,268	$7,918,309	$9,296,470

Cost and Expenses:
Cost of sales	1,508,208	1,846,926	4,512,108	5,709,718
Selling, general and administrative	1,069,363	1,286,191	3,148,747	3,764,755
Research and development	88,401	125,345	304,698	357,249

Total costs and expenses	2,665,972	3,258,462	7,965,553	9,831,722
Operating Income (Loss)	265,858	(253,194)	(47,244)	(535,252)

Non-Operating Income (Expense):
Interest income	7,197	5,913	22,212	49,642
Interest expense	(101,137)	(104,637)	(306,873)	(317,339)
Gain on investments	—	6,932	—	8,286
Gain (Loss) on disposal of property and equipment	(12,967)	700	(2,621)	(6,014)
Other income	47,487	44,406	214,544	104,332

Total non-operating expense, net	(59,420)	(46,686)	(72,738)	(161,093)

Net Income (Loss)	$206,438	$(299,880)	$(119,982)	$(696,345)

Net Income (Loss) Per Common Share:
Basic	$0.08	$(0.12)	$(0.05)	$(0.27)

Diluted	$0.08	$(0.12)	$(0.05)	$(0.27)

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Cash Flows – unaudited

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(119,982)	$(696,345)

Adjustments to reconcile net loss to net cash provided by Operating activities:
Depreciation	487,814	521,526
Amortization of intangible assets	31,894	10,758
Bond premium amortization	1,021	11,022
Increase (Decrease) in inventory reserve	(23,952)	(11,204)
Increase in other assets	(16,110)	(41,376)
Gain on held-to-maturity securities	—	(8,286)
Loss on disposal of property and equipment	2,621	6,014
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	376,381	480,663
Inventories	823,198	(710,430)
Prepaid expense	2,395	132,863
Other assets	17,761	(11,598)
Increase (decrease) in:
Accounts payable	(985,375)	551,926
Accrued compensation and benefits	(17,635)	(58,852)
Deposits	(42,751)	36,039

Total adjustments	657,262	909,065

Net cash provided by operating activities	537,280	212,720

Cash Flows from Investing Activities:
Purchase of property and equipment	(114,089)	(197,151)
Purchase of investments	(19,027)	(21,526)
Proceeds from sale of investments	546,295	—
Acquisition of patents and trademarks	(2,440)	(3,370)
Proceeds from disposal of equipment	18,817	5,791

Net cash provided by (used in) investing activities	429,556	(216,256)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	748	—
Payments on capital lease obligation	(84,588)	(66,137)

Net cash used in financing activities	(83,840)	(66,137)

Net Increase (Decrease) in Cash and Cash Equivalents	882,996	(69,673)

Cash and Cash Equivalents, beginning of period	363,234	812,336

Cash and Cash Equivalents, end of period	$1,246,230	$742,663

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

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

Accounts receivable - Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of their customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If its actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments - Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Unrealized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities were corporate bonds that matured in January 2003 and earned interest at the rate of 5.875% per annum.

The amortized costs, unrealized gains or losses, and estimated fair values of the Company’s investments held at September 30, 2003 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$758,614	$35,620	$794,234
Money Market Funds	64,221	(3,421)	60,800

	$822,835	$32,199	$855,034

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

1.	Summary of Significant Accounting Policies (continued):

Recent accounting pronouncements - In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of the requirements of SFAS 146 did not have any impact on the Company’s financial position or result of operations.

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

Reclassifications - Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

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

Advertising - Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $188,000 and $269,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

Earnings per share - Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Diluted income (loss) per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation - The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for stock options granted under the plans. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss), as reported	$206,438	$(299,880)	$(119,982)	$(696,345)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(17,723)	(14,396)	(69,703)	(43,188)
Pro forma net income (loss)	$188,715	$(314,276)	$(189,685)	$(739,533)

Income (Loss) per share:
Basic – as reported	$0.08	$(0.12)	$(0.05)	$(0.27)

Basic – pro forma	$0.07	$(0.12)	$(0.07)	$(0.29)

Diluted – as reported	$0.08	$(0.12)	$(0.05)	$(0.27)

Diluted – pro forma	$0.08	$(0.12)	$(0.07)	$(0.29)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6%; (b) a volatility factor of approximately 53% and 44% for 2003 and 2002, respectively, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years through the nine months ended September 30, 2003 and 2002.

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

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

2.	Inventories:

Inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials	$1,714,848	$2,372,923
Work in process	675	2,509
Finished goods	1,028,136	1,191,424

	2,743,659	3,566,856
Less: Reserve for inventories	(334,589)	(358,541)

Net inventories	$2,409,070	$3,208,315

3.	Capital Lease Obligation – Related Party:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease and included in property and equipment are as follows:

	September 30, 2003	December 31, 2002
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,283,750)	(1,129,700)

	$1,797,250	$1,951,300

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$160,281
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,066,859
Less amount representing interest and executory costs	(3,180,643)

Present value of net minimum lease payments under capital lease	$2,886,216

Deposits paid under this lease agreement totaled $59,167 at September 30, 2003.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

4.	Stock Option Plan:

The Company adopted a stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the nine-month period ended September 30, 2003:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2003	108,271	255,084	$1.81 - $9.00
Options granted	(73,100)	73,100	$2.04 - $3.86
Options exercised	—	(334)	$2.24
Options cancelled	48,132	(48,132)	$1.81 - $8.69

Balance, September 30, 2003	83,303	279,718

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 2003, shares of Class A common stock options totaling 234,571 were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under this plan.

On September 18, 2003, the Company adopted a new stock option plan that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and options have a maximum term of 10 years.

The following table summarizes activity of the stock option plan for the nine-month period ended September 30, 2003:

	Options Available for Future Grant	Number of Shares Under Option	Option Price Per Share
Balance, September 19, 2003	450,000	0
Options granted	(77,200)	77,200	$3.87
Options exercised	—	—	—
Options cancelled	—	—	—

Balance, September 30, 2003	372,800	77,200

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 2003, there were no shares of Class A common stock options vested and exercisable under this newly-adopted plan.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

5.	Earnings per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income (loss) (numerator for basic and Diluted loss per share)	$206,438	$(299,880)	$(119,982)	$(696,345)
Denominator:
Denominator for basic loss per share -weighted average shares	2,540,578	2,540,244	2,540,426	2,548,858

Effect of dilutive securities:
“In-the-money” shares under stock option agreements	53,334	—	—	—
Less: Shares assumed repurchased under treasury stock method	(37,426)	—	—	—

Weighted average shares outstanding-diluted	2,556,486	2,540,244	2,540,426	2,548,858

Basic earnings (loss) per share	$0.08	$(0.12)	$(0.05)	$(0.27)

Diluted earnings (loss) per share	$0.08	$(0.12)	$(0.05)	$(0.27)

Employee stock options and certain outstanding warrants are not included in the computation of earnings and loss per share for the quarter ended September 30, 2003 and 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At September 30, 2003 and 2002, the Company had 824,630 and 756,496 potentially dilutive common shares, respectively.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited) - Continued

6.	Contingencies

On November 18, 1999 the Company filed a lawsuit (case number CI 99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against Jack Caruso, Samson Mong Wu, Susan Sumida Wu, Debbie Wu, Thomas Wu, Lily Cheung, Ruby Lee, James C. Lee, Tony Lee, Optic-Tech International Corporation, Shanghai Qiaolong Optic-Tech International Company, Ltd., Marsam Trading Corporation, Marsam Trading Corporation (HK) Ltd., David Winkler, Gitto/Global Corp., James J. Grimley, Nick Semenza, Rami Yosefian, Sanford Properties, Inc., Jose Rosario Cruz, Ronald Elgin Simon, and Travis Pochintesta (the “Wu Defendants”).

Three of the Wu Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation. On September 6, 2002, the Company entered into a settlement agreement and mutual release with defendants Rami Yosefian and Sanford Properties, Inc. As part of this settlement, Rami Yosefian and Sanford Properties paid the Company $50,000. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which has been recorded as an offset to legal expense.

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

On June 16, 2003, the Company was granted a permanent injunction against the remaining defendants. The court ordered the release to the Company of all fiber optic inventories which were previously stored in the defendants Florida warehouses. Certain goods claimed in connection with the injunction are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000, with an offset to other income for the quarter ended June 30, 2003.

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

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A., Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf.

On July 18, 2003 Super Vision filed a lawsuit (civil case number CI 99-932) against impleader defendant, Ocean Bank of Ft. Lauderdale, Florida (the “Bank”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida. The suit alleges that the Bank aided and abetted the efforts of Marsam Trading Corporation, Optic Tech International and the Wu Family of Shanghai, Hong Kong and Miami to avoid the enforcement of a court ordered injunction and the collection of a $33.1 million judgment and additional legal fees awarded to Super Vision in September of 2002 by an Orange County Jury in State civil proceedings under civil case number CI 99-9392. The Wu Family and their numerous associated corporations in the U.S. and China were found liable on more than twelve counts in that lawsuit including Theft of Trade Secrets, Fraud, Violations of Florida’s RICO Act, Negligent Destruction of Evidence and Civil Theft as described in a partial final judgment dated October 30, 2002 under the above case number. A separate criminal case has been under investigation by the FBI and U.S. Attorney’s Office. Super Vision has received testimony and affidavits that suggest the Bank may have liability for its actions with certain of the Wu Defendants.

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $285,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. The Company is currently in discussions with Schiederwerk to determine if further litigation can be avoided.

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

Three Months Ended September 30, 2003 vs. 2002

Results of Operations

The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, markets and sells fiber optically lit waterfalls and water features. Revenues for the three months ended September 30, 2003 were approximately $2,932,000 as compared to approximately $3,005,000 for the three months ended September 30, 2002, a decrease of approximately $73,000 or 2%. The decrease was primarily the result of lower domestic sales of our products in the architecture & lighting, national accounts, pool & spa, and signs markets of approximately $181,000, $76,000, $34,000 and $18,000, respectively. We believe a soft economy and increased competition attributed to the decline in sales. The decrease was offset in part by the increase in sales of our products in the international market of approximately $232,000 primarily as a result of market expansion in countries where little or no representation previously existed and more focused sales effort by our international sales team. The decrease was further offset by an increase in other income of approximately $4,000. The source of other income comes from collection of finance charges on delinquent accounts receivable amounts.

Gross margin for the quarter ended September 30, 2003 was approximately $1,424,000 or 49% as compared to approximately $1,158,000 or 39% for the quarter ended September 30, 2002. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin percent primarily resulted from lower variable production costs such as direct materials due to better pricing negotiations with our existing vendors and lower freight charges as a result of more effective purchasing and inventory management.

Selling, general and administrative expenses were approximately $1,069,000 during the three months ended September 30, 2003 as compared to approximately $1,286,000 for the same period in 2002, a decrease of approximately $217,000 or 17%. The decrease was principally due to decreases in legal fees, advertising and promotional expenses, bad debt, consulting costs, royalty charges and travel costs of approximately $109,000, $60,000, $33,000, $29,000, $29,000 and $10,000 respectively. The decline in legal fees is attributable to the decline in legal activities in relation to the lawsuit the Company filed (case number CI 99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against the Wu Defendants which resulted in the award of a jury verdict in the amount of $33.1 million on September 26, 2002 as previously stated in note 6 of the financial statements. Bad debt expense declined as a result of more focused collection efforts and a tighter front-end credit review process. Royalty payments are based on revenues from the sale of certain fiber optic and LED products. The decline in revenue during the quarter ended September 30, 2003 resulted in a decline in royalty payments. The decline in advertising and promotional expenses, consulting costs and travel costs can be attributed to management’s continued cost reduction initiatives. The decreases were offset by increases in sales labor and fringe benefit costs as well as commission expenses of approximately $20,000 and $39,000, respectively. These increases are due to increased hiring activities to fill key positions in order to provide continuing improved service to our customers as well an increase in sales subject to commission payments in the pool & spa market. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term initiatives to lower expenses and implement process improvements in both selling and administrative functions.

Research and development costs were approximately $88,000 during the three months ended September 30, 2003 as compared to approximately $125,000 during the same period in 2002. The decrease was primarily due to more focused product development efforts, and decreases in labor and fringe benefit expenses, consulting costs, and travel expenses of approximately $17,000, $9,000, and $4,000 respectively.

Interest expense of approximately $101,000 for the quarter ended September 30, 2003, as compared to approximately $105,000 for the same period in 2002, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $47,000 for the three months ended September 30, 2003 compared to approximately $44,000 for the same period in 2002. The source of other income was primarily from rental income from subleasing activities of excess warehouse capacity.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax during the three months ended September 30, 2003 and 2002, respectively.

The net income for the three months ended September 30, 2003 was approximately $206,000 or $0.08 per basic and diluted common share, as compared to a net loss of approximately $300,000, or $0.12 per basic and diluted common share, for the quarter ended September 30, 2002. This improvement in net income is primarily a result of management initiatives commenced in the latter part of the first quarter of 2003. Initiatives focused on operational cost reductions and improving product quality standards resulted in reducing warranty costs predominantly during the quarter ended September 30, 2002.

Nine Months Ended September 30, 2003 vs. 2002

Results of Operations

Total revenues for the nine months ended September 30, 2003 were approximately $7,918,000 as compared to approximately $9,296,000 for the nine months ended September 30, 2002 a decrease of approximately $1,378,000 or 15%. The decrease was primarily the result of lower domestic sales of our products across the architecture & lighting, our national accounts, pool & spa, and signs markets of approximately $597,000, $545,000, $458,000 and $267,000, respectively. We believe a soft economy and increased competition attributed to the decline in sales. This decrease was offset in part by the $469,000 increase in sales of our products in the international market primarily as a result of market expansion in countries where little or no representation previously existed and more focused sales efforts by our international sales team. The decrease was further offset by a $19,000 increase in other income as a result of collections of finance charges on delinquent accounts receivable amounts.

Gross margin for the nine months ended September 30, 2003 was approximately $3,406,000 or 43% as compared to approximately $3,587,000 or 39% for the nine months ended September 30, 2002. The gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin percent was mainly due to reductions in certain fixed production costs such as payroll as a result of cost cutting initiatives taken towards the latter part of first quarter of 2003, lower variable production expenses such as direct materials due to better pricing negotiations with our existing vendors, lower warranty expenses and freight in costs.

Selling, general and administrative expenses were approximately $3,149,000 for the nine months ended September 30, 2003 as compared to approximately $3,765,000 for the same period in 2002, a decrease of approximately $616,000 or 16%. The decrease was principally due to decreases in commission expense of $128,000 as a result of the decline in sales. In addition, the Company’s legal expenses declined approximately $133,000 due to significantly reduced legal activities relating to the lawsuit the Company filed (case number CI 99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against the Wu Defendants which resulted in the award of a jury verdict in the amount of $33.1 million on September 26, 2002 as previously stated in note 6 of the financial statements. Bad debt expense declined $81,000 as a result of more focused collection efforts and a tighter front-end credit review process. Royalty payments are based on revenues from the sale of certain fiber optic and LED products. The decline in revenue for the nine months ended September 30, 2003 resulted in a decline in royalty payments of approximately $52,000. Decreases of approximately $136,000 and $51,000 in advertising and promotional expenses and travel costs are attributable to management’s continued cost reduction initiatives. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term measures to lower expenses and implement operational improvements in both selling and administrative functions.

Research and development costs were approximately $305,000 for the nine months ended September 30, 2003 as compared to approximately $357,000 for the same period in 2002. The decrease in research and development expense is related to decreases in direct material and labor and fringe benefit costs of approximately $21,000 and $25,000, respectively.

Interest expense of approximately $307,000 for the nine months ended September 30, 2003, as compared to approximately $317,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $215,000 for the nine months ended September 30, 2003 compared to approximately $104,000 for the same period in 2002. The increase was primarily due to approximately $143,000 of income from subleasing excess capacity during the nine months ended September 30, 2003 compared to approximately $106,000 for the same period in 2002. Other income also included the current market value of inventory claimed from a court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392). Certain goods claimed in the injunction are currently manufactured by the Company and were recorded at the Company’s current cost in inventory of approximately $48,000 with an offset to other income during the nine months ended September, 30, 2003.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2003 or 2002.

The net loss for the nine months ended September 30, 2003 was approximately $120,000, or $0.05 per basic and diluted common share, as compared to net loss of approximately $696,000, or $0.27 per basic and diluted common share, for the nine months ended September 30, 2002.

Liquidity and Capital Resources

At September 30, 2003 the Company had working capital of approximately of $4,739,000, an increase of approximately 5% as compared to working capital of approximately $4,525,000 at December 31, 2002. During the nine months ended September 30, 2003, the Company financed its operations primarily from working capital and cash on hand.

Net cash provided by operations amounted to approximately $537,000 for the nine months ended September 30, 2003 as compared to approximately $213,000 provided by operations for the nine months ended September 30, 2002. The most significant use of cash was generated by the decrease in accounts payable of approximately $985,000 due to the timing of payments to suppliers. The timing of payroll and the delivery of products and services to customers accounted for most of the use of cash reflected in the decrease in accrued compensation and benefits and customer deposits of approximately $43,000 and $18,000, respectively. Cash used in operating activities was offset by decreases in accounts receivable, inventory and other assets of approximately $376,000, $823,000 and $18,000, respectively. The decrease in accounts receivable was due to the timing of customer payments and increased collection efforts. The decrease in inventory was primarily due to the implementation of certain control measures. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time with the risk of inventory obsolescence due to changing technology and customer requirements.

Net cash provided by investing activities for the nine months ended September 30, 2003 amounted to approximately $430,000. The source of cash was primarily related to the held-to-maturity investment that matured in January 2003 as well as proceeds from disposal of equipment of approximately $546,000 and $19,000, respectively. Capital expenditures of approximately $114,000, account for most of the use of cash in investing activities. The Company also reinvested interest and dividend income of approximately $19,000 in a fixed income mutual fund during the nine months ended September 30, 2003.

Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $84,000. Payments on the capital lease obligation for the Company’s facility were approximately $85,000.

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

Related Party Transactions and Contractual Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the nine months ended September 30, 2003 and 2002 amounted to approximately $468,000 and $458,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2003 and years subsequent thereto in the aggregate are as follows:

2003	$160,281
2004	641,127
2005	659,821
2006	673,176
2007	692,811
2008 and thereafter	3,239,643

Minimum lease payments	6,066,859
Less amount representing interest and executory costs	(3,180,643)

Present value of net minimum lease payments under capital lease	$2,886,216

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In September 2002, the Company was awarded a jury verdict of $33,100,000 in the Lawsuit. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of September 30, 2003, Mr. Kingstone has provided $350,000, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, additional Kingstone Funds and/or Third Party Funds to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. In addition, at such time as all or any part of Kingstone Funds or Third Party Funds used in Collection Activities are returned to the Company, the Company has agreed to deliver such funds, and any amounts paid over to the Company representing interest or other amounts with respect to the deposit of such funds, to Mr. Kingstone.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within two years of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence is adequate at the end of each of December 31, 2002 and September 30, 2003.

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

On July 18, 2003 Super Vision filed suit (case number CI 99-932) against defendant, Ocean Bank of Ft. Lauderdale, Florida (the “Bank”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida. The suit alleges that the Bank aided and abetted the efforts of Marsam Trading Corporation, Optic Tech International and the Wu Family of Shanghai, Hong Kong and Miami to avoid the enforcement of a court ordered injunction and the collection of a $33.1 million judgment and additional legal fees awarded to Super Vision in September of 2002 by an Orange County Jury in State civil proceedings under case number CI 99-9392. The Wu Family and their numerous associated corporations in the U.S. and China were found liable on more than twelve counts in that lawsuit including Theft of Trade Secrets, Fraud, Violations of Florida’s RICO Act, Negligent Destruction of Evidence and Civil Theft as described in a partial final judgment dated October 30, 2002 under the above case number. A separate criminal case has been under investigation by the FBI and U.S. Attorney’s Office. Super Vision has received testimony and affidavits that suggest the Bank may have liability for its actions with certain of the Wu Defendants.

On May 29, 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6:03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $300,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. The Company is currently in settlement negotiations with Schiederwerk.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Document Description

10	Contingent Proceeds Participation Agreement

31.1	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 24, 2003 the Company filed a Current Report on Form 8-K which announced the election of Anthony Nicolosi as a director of Super Vision International, Inc. Mr. Nicolosi fills a vacancy on the Company’s Board of Directors.

On August 29, 2003, the Company filed a Current Report on Form 8-K which announced that David J. Feldman was elected a director of the Company effective September 1, 2003. Mr. Feldman fills a vacancy on the Company’s Board of Directors.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ BRETT M. KINGSTONE	Date: November 3, 2003

Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANILO REGALADO	Date: November 3, 2003

Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)