Form 10KSB
period 2003-12-31
SUPER VISION INTERNATIONAL INC
filed 2004-03-26
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

CLASS A COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $10,550,955.

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant computed by reference to the last sale price at which the stock was sold on March 19, 2004 was $8,636,936.

As of March 19, 2004, there were issued and outstanding: 2,057,314 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value.

Transitional Small Business Disclosure form (check one):

Yes ☐    No ☒

Documents Incorporated by Reference:

Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB. The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-KSB are made pursuant to the Act. Words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

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

PART I

Item 1.	Description of Business.

GENERAL

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products, signs and displays for applications in the signage, swimming pool, architectural, and retail industries. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products primarily through a network of independent sales representatives and distributors.

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

PRODUCTS AND SERVICES

SIDE-GLOW® AND END GLOW® CABLES

The Company’s SIDE-GLOW® fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with a halogen or metal-halide light source, emits light along its entire length. The Company markets SIDE-GLOW® cable as an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. The SIDE-GLOW® fiber optic lighting cable is flexible and easy to install, is not prone to the breakage associated with glass neon tubes and is energy efficient, providing significant savings in electrical costs. In addition, unlike neon, which remains a constant color, the light source for our fiber optic lighting cable makes the cable capable of changing color. While our fiber optic lighting products cannot yet achieve neon’s level of brightness and are generally more costly to purchase and install, the Company believes the benefits of its SIDE-GLOW® cable outweigh these factors for a large segment of the current neon market. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

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

During 2003, the Company’s SIDE-GLOW® and END GLOW® cable products accounted for approximately 33% of the Company’s total revenues compared to 31% in the prior year.

LIGHT SOURCES

The Company manufactures a variety of light sources used in conjunction with its SIDE-GLOW® and END GLOW® fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. The Company currently manufactures numerous standard catalog light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW® applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. The Company also manufactures a wide variety of custom light sources for specific market applications based on a survey of the customer’s lighting needs.

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

Light source product lines represented approximately 33% of the Company’s total revenue during 2003 compared to 35% in the prior year. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company’s product lines and markets. The Company plans to devote significant resources to continue development of light source products and markets.

LED LIGHTING SYSTEMS

During 2001, the Company introduced a line of lighting products using Light-Emitting-Diode (LED) technology for signs, safety/warning lamps, lighting strips, swimming pools and spas, architectural lighting, or wherever an energy efficient light source is required. The Company’s Flex-LED product has been designed to reduce sign maintenance and service. Due to the longevity of the LED’s, LED lighting products can last approximately 100,000 hours or twelve years running 24 hours a day. The Company’s Flex-LED strip is a low voltage, flexible circuit board. It is available in seven different monochromatic colors and is up to 70% more energy efficient than neon. The product is relatively easy to install, not requiring any special training or skills. LED lighting products and systems accounted for approximately 23% of the Company’s total revenue in 2003, compared to 22% in the prior year. The Company believes that this product line offers the largest growth potential and, therefore, the Company intends to devote significant engineering, sales and marketing efforts to expand this area of its business.

ENDPOINT SIGNS AND DISPLAYS

The Company designs, manufactures, and installs endpoint fiber optic signs and custom displays for advertising, signage and point of purchase displays. Custom patterns are created using sophisticated design tools and software, which are then tailored to customer specifications. These patterns are fed into automated equipment to produce drilled patterns in the subject material. Fiber optic filaments are then placed, treated and gathered to a light source. Utilizing a variety of techniques, the fibers are then ordered within the light source and computer generated color disk assembly is used to create the desired visual effects. Endpoint signs and displays accounted for approximately 2% and 5% of the Company’s total revenues during 2003 and 2002, respectively.

LIGHTING ACCESSORIES

The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, down-lights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. The Company believes that providing these fixtures and accessories to the market enhances the Company’s ability to market its fiber optic products as a full lighting package, as opposed to a component line. During 2003, lighting accessories accounted for approximately 5% of the Company’s total revenues compared to 3% in the prior year.

WATERFALLS

The Company designs, manufactures, markets and sells fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its Oasis Waterfalls brand. During 2003 and 2002, revenue from the sale of Oasis Waterfalls’ products was approximately 4% of the Company’s total revenue.

SALES AND MARKETING

The Company’s products are utilized in a wide variety of applications; consequently, the Company utilizes numerous marketing channels and strategies to address target users.

The Company currently markets and distributes its fiber optic and LED lighting systems through a network of approximately 117 individual lighting agencies covering the United States and Canada. The independent lighting agencies provide assistance in the lighting specification process and direct the customer to purchase products from the Company.

From September 1996 to October 2001, the Company had an exclusive distribution agreement with Hayward Pool Products, Inc., the world’s largest swimming pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company’s fiber optic lighting products in the swimming pool and spa market. In August 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights, as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide as of

October 1, 2001. The termination of Hayward’s exclusive distribution rights also released Hayward from any annual minimum purchase commitments for 2001 and beyond. As part of its August 2001 agreement with Hayward, the Company agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2003 and 2002. During 2003 and 2002, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets were less than $2 million and $3.3 million, respectively. Therefore the Company was required to make the minimum payment of $100,000 per the agreement for the years ending December 31, 2002 and 2003. As of December 31, 2003, the Company accrued liabilities of approximately $47,000 due to Hayward for the 2003 shortfall in the minimum royalty payment. The Company expects to pay the outstanding amount during the first quarter of 2004.

The Company currently markets and sells its lighting products in the swimming pool and spa market through a network of independent manufacturer’s representatives. The Company believes direct distribution channels allow it to more closely serve its customers as well as offer new services such as the bundling of product and installation.

International sales accounted for approximately 31% and 26% of the Company’s total revenue in 2003 and 2002, respectively. The Company enters into exclusive and non-exclusive marketing and sales arrangements with leading lighting companies in international territories. The Company provides technical expertise and limited marketing support, while its international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

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

MANUFACTURING AND SUPPLIERS

All fiber optic strands used in the Company’s endpoint signs and displays, as well as the production of its SIDE-GLOW® and END GLOW® cables, are purchased from a key Japanese supplier. While the Company believes there are alternative sources for the fiber optic strands used in the production of its endpoint signs and displays, the Company believes its SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than is generally available elsewhere. The loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

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

The Company manufactures most of the light sources and control systems used with its SIDE-GLOW® and ENDGLOW® cables and endpoint signs and displays in its facility in Orlando, Florida. During 2002 and 2003, production of certain light sources was outsourced to an overseas manufacturer in an effort to reduce the production costs for these units. The designs of the light sources are considered proprietary, and the Company has U.S. patents issued with respect to certain designs. All endpoint signs and displays are manufactured by the Company based on the clients’ specifications, or designed jointly by the Company’s design personnel and its client. The Company believes its ability to offer a full range of products, and design, engineering and support services, are unique in the market place, and are important to its future growth.

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

RESEARCH AND PRODUCT DEVELOPMENT

The Company constantly strives to enhance its existing products. The Company also plans to develop additional products and identify new markets and distribution channels. The Company considers its ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications, to be critical to its growth. The Company believes that its responsiveness to the market is an important differentiating factor, and plans to continue to provide rapid response to market trends. The Company believes that the increasing market for fiber optic and LED lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, the Company plans to continue to explore joint product development activities with its marketing partners to maintain its competitive advantage and defend its market position.

During 2003, the Company spent approximately $397,000 on engineering and product development activities, as compared to approximately $561,000 in 2002. The Company feels its future success will depend, in large part, on its ability to continue to improve and enhance its existing products as well as develop new products and applications for its LED and fiber optic lighting technologies.

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

COMPETITION

The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in fiber optic and LED lighting. Several larger companies which are currently engaged in traditional lighting technologies or lighting component manufacturing have announced their intention to enter into the fiber optic lighting market through acquisitions or formation of divisions or subsidiaries dedicated to penetrating the fiber optic lighting market. There can be no assurance that a large conventional lighting company will not enter the market and utilize its resources to capture significant market share and adversely affect the Company’s operating results.

Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s fiber optic and LED products. The Company believes that educating its target market as to the advantages of fiber optic and LED lighting systems is critical to its future growth.

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

The Company currently faces competition from a defined number of companies directly involved in the fields of LED lighting and fiber optic lighting addressed by its SIDE-GLOW® and END GLOW® cables and light source products. These companies utilize a technology similar to the Company and compete generally on the basis of price and quality. The Company believes it may compete favorably in markets where price is the central issue. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode the Company’s market share.

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

The Company seeks to diligently protect and enforce its patent rights relating to its fiber optic cable and light source products. To that end, on June 16, 2003 the Company was granted a Permanent Injunction against all the remaining defendants in the Super Vision v Optic-Tech International, Shanghai Qiaolong Optic-Tech et.al. (case #CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida barring the defendants from further use of Super Vision’s trade secrets and ordering the return of all counterfeit inventory and the transfer of certain pending patent applications. Nine U.S. Patents applications will be transferred from the defendants to Super Vision as a result of this order. The patent application numbers are: Application Nos: 09/215,079, 09/215,080, 60/134,907, 09/314,067, 09/442,412, 60/134,842 & 09/442,942, 60/134,840 & 09/442,943, 09/314,068, 09/442,938.

The Company will continue to seek patent protection where appropriate for future developments, improvements and enhancements to its technology. There can be no assurance; however, that the Company’s existing patents or patents that may be issued in the future will provide the Company with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company’s. Although the Company believes that the products sold by it do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, the Company could be required to modify its products or obtain a license for the manufacture and/or sale of such products.

There has been litigation regarding patent and other intellectual property rights in the fiber optic and LED lighting industry, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and, if licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, some of which could have a material adverse effect on the Company.

Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company’s litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to the Company. Accordingly, the Company may seek to settle some or all of its pending litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as other intellectual property of the Company and may involve monetary payments to or from third parties.

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

EMPLOYEES

At March 5, 2004, the Company had 55 full-time employees, including 4 in research and development, 15 in sales, marketing and customer service, 12 in finance and administration and 24 in production and quality control. None of the Company’s employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.	Description of Property.

The Company’s executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $629,000 and $611,000 in 2003 and 2002, respectively. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company’s facilities. On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of power and water consumption. Upon termination of the annual sub-lease, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003, the Company entered into an agreement with the previously mentioned sub-lessee to lease the same space effective December 1, 2003 through November 30, 2004 for a monthly payment of $11,372 plus expenses for a pro rata portion of power and water consumption.

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

On June 16, 2003, the Company was granted a permanent injunction against the remaining defendants. The Court ordered the release to the Company of all fiber optic inventories which were previously stored in the defendants’ Florida warehouses. Certain goods claimed in connection with the Court’s order are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000, with an offset to other income for the quarter ended June 30, 2003.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense. Super Vision plans to appeal the award of legal costs to Mr. Gilchrist. The Company believes that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist, however, their can be no assurance that the Company will be successful in such appeal. The trial date for the remaining defendants is set for February 2005.

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

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $285,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. On February 9, 2004 Schiederwerk made an offer of settlement which was rejected by Super Vision as insufficient.

On January 12, 2004, the City of Columbus filed suit (case number 04CVA01-282) in the Franklin County Court of Common Pleas against E.G.& G, Inc. et al. in which Super Vision was named as a defendant. The case involves structural issues relating to the installation of certain equipment supplied on the North Short Architectural Project in Columbus, Ohio, which caused the equipment to fail due to ventilation and water damage to the equipment. Super Vision has indicated to the City of Columbus that it believes that improper installation and structural failure of the Arches, which provided no ventilation and also allowed water to pour into the area holding the electronic light sources and control system was the cause of the failures. The Company intends to vigorously contest this action.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the District Court of Massachusetts (case number 02-cv-11137-MEL). On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” As of March 19, 2003, three LED manufacturers from the lighting industry have contributed funds in the amount of $20,000 to Super Vision to help support its litigation efforts against Color Kinetics.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems, Inc. of Austin, Texas, U.S. Patent #4,962,687 covering the invention of a “Variable Color Lighting System” developed by inventor Richard Belliveau. The patent development dates back to pioneering inventions by Richard Belliveau in the late 1980’s which resulted in multi-color lighting systems for entertainment applications including High End’s “Color Pro” products. Super Vision’s interest in the Belliveau patent was due to the broad coverage of this patent in the use of networked, centrally controlled, addressable color changing lighting systems incorporating pulse width modulation and variable digital control circuitry which can vary the intensity of individual lamp elements to generate unlimited colors. Super Vision intends to incorporate this patent into all future development of its LED lighting products for the lighting, sign, pool and landscape industries. Super Vision’s technology purchase from High End Systems entitles the Company to future licensing rights, rights to enforce against infringement, and both past due and future royalties on the patent. The Company does not anticipate that the patent and related rights acquired by Super Vision will have a material effect on its operating results. However, it is expected that the patent may be instrumental in the ongoing litigation with Color Kinetics.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) The Company’s Class A Common Stock has traded on the NASDAQ SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 2003 and 2002 as reported by the NASDAQ Small Cap Market.

Bid Prices
	High	Low
Year ended December 31, 2003
First Quarter	3 1/8	1 3/4
Second Quarter	4 1/4	2 1/4
Third Quarter	4 1/2	3
Fourth Quarter	4 1/2	3 1/8
Year ended December 31, 2002
First Quarter	5 6/8	5 5/8
Second Quarter	3 7/8	3 1/2
Third Quarter	2 1/8	2
Fourth Quarter	2 7/8	2 1/2

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) The number of holders of record of the Company’s Class A Common Stock on March 4, 2004 was 32. This number does not include beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

(d)	For information regarding equity compensation plans, see Item 11 of this Annual Report on Form 10-KSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and related Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Factors that May Affect Future Results and Market Price of Stock” below.

Overview

The Company designs, manufactures, markets and sells LED and fiber optic lighting products for applications in the signage, swimming pool, architectural, and retail industries. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products both in the domestic and international markets primarily through a network of independent sales representatives and distributors.

During 2003, the Company engaged in restructuring initiatives geared towards improving manufacturing efficiencies and new product development efficiencies. Restructuring efforts included eliminating and consolidating certain production functions combined with improving quality standards, vendor pricing, inventory management and training. These efforts contributed to the reduced losses from 2002 to 2003 as well as improved gross margins in 2003 compared to 2002. In addition, the Company was able to bring more new products to market during 2003 than in 2002 despite lower research and development spending.

Currently 77% of the Company’s revenue is derived from sales of fiber optic lighting products and systems and 23% from its LED lighting products and systems. Although we anticipate that our market share of LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as architectural and specialized applications such as display case lighting. The Company is in the process of broadening market applications for both product lines through the development of products designed to capture market segments that have not been serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term, (1-3 years), management is working towards obtaining and maintaining positive trends in the following areas:

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable (AR)/Accounts Payable (AP)/Inventory turnover)

•	Profitability

•	Shareholder Value

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Results of Operations

Revenues & Gross Margin

Revenues for 2003 were approximately $10,551,000 as compared to approximately $12,417,000 during the preceding year, a decrease of approximately $1,866,000 or 15%. The decrease was primarily the result of declines in the architectural, pool and spa, national and sign markets of 19%, 12%, 63% and 19%, respectively over 2002 offset in part by a slight increase in sales from the international market of 3%. Management believes that the overall decrease in revenue was primarily due to the soft economy in the US further exacerbated by the war in Iraq. Management also believes that part of the decline, especially in the signs, architectural and lighting divisions, was due to changes in managers within these divisions. However, management expects that these transitions are over and that the Company will benefit from the positive effect of these changes in 2004 and beyond.

The Company attributes the modest increase in revenue from the international market to a more aggressive effort to expand market presence in countries where no product representation existed as well as in regions where steep competition is present such as Asia. To further re-enforce this move, the Company opened a sales office in Hong Kong in the second quarter of 2003 to coordinate and manage all sales and marketing efforts in that region. Management expects to see increased growth in the international market as a result of these initiatives.

	Year Ended December 31,
	2003	2002	Change	%
Revenues	10,550,955	12,417,528	(1,866,573)	-15%
Cost of sales	6,375,289	7,812,297	(1,437,008)	-18%

Gross margin	4,175,666	4,605,231	(429,565)

Gross margin %	40%	37%		3%

During the latter part of the first quarter and through the second quarter of 2003, the Company underwent a major restructuring leading to elimination of a number of functions including certain production and inventory personnel, consolidation of a number of positions within the Company and process re-engineering. Additionally, management focused on improving quality standards, reducing process errors in production and shipping, more favorable raw material pricing and improving inventory forecasting.

These initiatives resulted in the reduction of related production expenses and freight charges in 2003. As a result, gross margin for 2003 improved by 3% to 40% compared to 37% in 2002 despite the fourth quarter adjustment to inventory and 15% decline in annual revenue. Management continues to explore ways to further streamline production through leaner manufacturing approaches and process controls, and by continually monitoring raw material costs and manufacturing efficiencies. Management measures production efficiencies through key Statistical Process Control (SPC) guidelines as a means of monitoring reductions in process errors throughout certain stages of production. Management expects to see further improvement to its gross margin in 2004 and beyond through improved new product cost management, improved product quality and continuing manufacturing process improvements. Specific initiatives which management has begun implementing include, but are not limited to, the following:

1.	Product Quality:

a.	Continued improvement of product quality through a more specific checklist-driven ongoing inspection of products from our offshore manufacturing partners.
b.	Continued product quality review by the Company and focused follow through and closure of quality issues, as well as preventive documented procedures to mitigate possible recurrences.
c.	Clearly defined accountability for manufacturing personnel and supervisors regarding quality control within the Company.

2.	Pricing and Product Sourcing:

a.	Continuing drive for more favorable product costing and sourcing through value-added re-engineering and manufacturing efficiencies.
b.	Proper product specifications during the early stages of product development leading to objective product costing and leveraged pricing negotiations prior to production.

3.	Inventory Management

a.	Focus on the Company’s need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements.
b.	Focus heavily on reducing inventory levels and implementing improved inventory planning to avoid excessive shipping charges.

4.	Lean Manufacturing and Cross Functional Training

a.	Review and assessment of existing manufacturing processes by an independent outside consultant aimed at identifying key weaknesses or breakdowns in the processes as well as potential duplications or absence of controls.
b.	Documentation of processes in manufacturing and implementation of periodic evaluation of existing procedures to ensure adherence and consistency.
c.	Cross functional training among production personnel to ensure fluid flow of work during peak production times.

As part of its August 2001 agreement with Hayward, the Company agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2002 and 2003. During 2003 and 2002, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets were less than $3.3 million and $2.0 million, respectively. Therefore, the Company was required to make the minimum payment of $100,000 per the agreement for the years ending December 31, 2002 and 2003. As of December 31, 2003, The Company accrued liabilities of approximately $47,000 due to Hayward for the 2003 shortfall in the minimum royalty payment. The Company expects to pay the outstanding amount during the first quarter of 2004.

Operating Loss and Expenses

	Year ended December 31,
	2003	2002	Change	%
Gross margin	4,175,666	4,605,231	(429,565)	-9%
Less operating expenses:
Selling, general & administrative	4,075,368	4,920,259	(844,891)	-17%
Research & development	397,302	560,943	(163,641)	-29%

Total operating expenses	4,472,670	5,481,202	(1,008,532)	-18%
Operating loss	(297,004)	(875,971)	578,967	-66%

Overall improvement in operating income during the year ended December 31, 2003 was a result of a major restructuring toward the latter part of the first quarter through the second quarter of 2003 which led to the following changes within the Company:

1.	Creation of Quality Control Task Force to review and implement actions to correct all quality control issues surrounding all Company products.
2.	Implementation of process improvements aimed at better documentation of procedures for proper accountability and track monitoring. This process involved creating tools such as checklists in key strategic phases of operations from order taking to shipment of product.
3.	Identification of operational efficiencies leading to quicker turnaround from all facets of operations.
4.	Elimination of certain under performing personnel within the Company leading to consolidation of similar positions and implementation of cross-functional training among teams and departments.
5.	Realignment of certain senior management positions leading to better utilization of key talents within the Company’s senior management team.
6.	More focused management of marketing dollars by targeting promotional activities with the highest probability of increasing sales in the future.

In addition to the initiatives outlined above, management continued focusing on improving efficiencies in its manufacturing processes throughout the remainder of 2003, which led to the reduction in operating expenses in 2003. Although management believes that the majority of these cost reduction initiatives have been carried out in 2003, the Company will continue to focus on additional methods of streamlining operational costs and expenses in the future by continuing to revisit the initiatives mentioned above and searching for further process improvements.

For the year ended December 31, 2003, total operating expenses were down approximately $1,008,500 compared to 2002. As a result of the restructuring in the early part of 2003, general and administrative expenses decreased by approximately $371,000 in 2003 primarily due to a $73,000 reduction in employee compensation expenses from the elimination of certain administrative positions, a reduction in professional and consulting fees of approximately $279,200 and an $18,000 reduction in investor relations expenses. Selling expenses for 2003 decreased $474,000 compared to 2002 primarily as a result of lower commission-based compensation of $130,200 due to lower 2003 revenues. The Company also participated in selected trade shows and focused on spending its marketing dollars where revenue opportunities were more likely to exist such as application-specific tradeshows as opposed to print advertising. This initiative resulted in a reduction in marketing expenses of $173,400 for 2003 compared to 2002. For the majority of 2003, the Company’s research & development efforts were focused on projects that were carefully reviewed and approved by the project review teams. As a result, research & development expenses for fiscal 2003 decreased by $163,600 compared to 2002. There were more new product launches in 2003 than in 2002 despite lower research & development expenses during 2003.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The $647,005 improvement in EBITDA for the twelve months ending December 31, 2003 up from EBITDA of $59,333 was primarily the result of reducing operating expenses such as payroll and related compensation expenses, trade shows and advertising, professional fees and outside consulting expenses, and engineering and product development costs as well as cost of sales as discussed in the previous section of this MD&A. Management believes that it has made significant improvements in the overall operations of the Company and anticipates this positive trend in the Company’s EBITDA to continue in 2004.

The following table reconciles GAAP to non-GAAP financial measures:

	Year Ended December 31,
	2003	2002	Change	%
Net Loss	(414,287)	(1,103,037)	688,750	-62%
Plus:
Interest	407,736	421,202	(13,466)	-3%
Depreciation	660,100	704,537	(44,437)	-6%
Amortization	52,789	36,631	16,158	44%

EBITDA	706,338	59,333	647,005	1090%

% of Revenues	6.7%	4.7%

Interest

The Company had interest income for the year ended December 31, 2003 of approximately $31,000 compared to approximately $66,000 for 2002, a decrease of approximately $35,000 or 53%, due to lower interest rates on cash balances during the year. The Company’s interest expense was approximately $408,000 for the year ended December 31, 2003 as compared to approximately $421,000 for 2002 related to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income for the year ended December 31, 2003 was approximately $257,000 compared to approximately $133,000 for 2002, an increase of approximately $124,000. The increase was primarily due to approximately $186,000 of income from subleasing excess capacity in 2003 compared to approximately $134,000 in 2002. Other income also included the current market value of inventory claimed from a Court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392). Certain goods claimed pursuant to the Court’s order are currently manufactured by the Company and were recorded at the Company’s current cost in inventory of approximately $48,000 with an offset to other income in 2003.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2003 or 2002. A tax benefit of $11,157 was recorded in 2002 resulting from a refund of previously paid AMT tax.

Net Loss

The net loss for the twelve months ended December 31, 2003 was approximately $414,287 or $0.16 per basic and diluted common share, as compared to a net loss of approximately $1,103,000, or $0.43 per basic and diluted common share, for the twelve months ended December 31, 2002. The decrease in net loss is primarily due to decreases in selling, general and administrative and research and development expenses and an increase in other income partially offset by decreased gross margin.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company had working capital of approximately $4,575,000, an increase of approximately 1% from working capital of approximately $4,525,000 at December 31, 2002. During 2003, the Company financed its operations primarily from working capital, including cash on hand.

Cash Flows from Operating Activities

	December 31,
Selected Balance Sheet Items	2003	2002	Change	%
Cash and investments	2,380,459	1,712,885	667,574	39%
Accounts receivable, net	1,342,997	1,745,657	(402,660)	-23%
Inventory, net	2,194,452	3,208,315	(1,013,863)	-32%
Accounts payable	1,214,206	1,988,010	(773,804)	-39%

Net cash provided by operations totaled approximately $864,000 for the year ended December 31, 2003 compared to approximately $101,000 cash used in operations for the year ended December 31, 2002. The net loss of approximately $414,000 was offset by the non-cash expense for depreciation and amortization of approximately $716,000. The most significant use of cash in operations during 2003 was a decrease in accounts payable of approximately $774,000 or 39% over 2002 primarily due to the timing of payments to suppliers and management’s focus on better inventory management and purchasing. The significant use of cash was offset by decreases in inventory and accounts receivable of approximately $1,242,000 or 32% and $403,000 or 23%, respectively over 2002 balances. The reduction in inventory was the most significant source of cash in 2003. As part of its process improvement initiatives during the year, management focused heavily on reducing inventory levels and implementing better inventory planning tools to avoid costly shipping charges. Management continues to focus on its need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements. Management expects to make further strides reducing inventory levels through better forecasting and use of historical usage data. The decrease in accounts receivable was due to timing of customer payments and improved collection efforts along with a decrease in revenues in 2003. Management placed heavy emphasis on receivables management through a tighter credit review process and more focused collection efforts. The decrease in accounts payable of $774,000 was mainly attributable to the Company’s ability to settle its obligations in a timely manner, as well as decreased purchases in 2003. The Company believes that operating improvement initiatives should continue to provide cash for operations.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2003 was approximately $398,000 while net cash used in investing activities for the year ended December 31, 2002 was approximately $258,000. Capital expenditures for 2003 were approximately $136,000 compared to approximately $230,000 for 2002. Proceeds from the sale of investments in 2003 amounted to approximately $546,300 and were primarily used to settle payables to vendors during the latter part of the first quarter of the year. The majority of the capital expenditures in 2003 were for machines and systems acquired to help streamline production processes and to improve product quality standards. Additional expenditures were made for the acquisition of tooling and design equipment, computer hardware and software, furniture and fixtures, and building improvements used for normal business operations. The Company does not anticipate any major capital expenditures in the foreseeable future.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2003 was approximately $118,000 compared to approximately $90,000 for the year ended December 31, 2002, primarily due to payments on capital lease obligations in both years.

The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements, as well as planned expansion, for the next twelve months.

CRITICAL ACCOUNTING ESTIMATES

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

CONTRACTUAL OBLIGATIONS

Related Party Capital Lease Obligations

On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. The Company began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the year ended December 31, 2003 amounted to approximately $611,000. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At December 31, 2003, future minimum lease payments for the capital lease are as follows:

2004	$641,127
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,159

Minimum lease payments	5,931,930
Less amount representing interest and executory costs	(3,079,579)

Present value of net minimum lease payments under capital lease	$2,852,351

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978.17 and further awarded an additional amount for legal fees and costs of $834,297.40. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of March 18, 2004, Mr. Kingstone has provided $350,000, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. The $350,000 of Third Party Funds was subsequently returned to the third party after being used in Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of Kingstone Funds and/or Third Party Funds to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. In addition, at such time as all or any part of Kingstone Funds or Third Party Funds used in Collection Activities are returned to the Company, the Company has agreed to deliver such funds, and any amounts paid over to the Company representing interest or other amounts with respect to the deposit of such funds, to Mr. Kingstone.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company.

Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the following factors to consider. In some cases, one can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “intend”, or “potential”. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission (“SEC”) filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitability. The Company has experienced annual losses of ($414,287), ($1,103,037), ($999,233), and ($259,211) for each of the years ended December 31, 2003, 2002, 2001, and 2000, respectively. The Company faces significant challenges in order to reach profitability. In order for the Company to be successful and to grow, it will need to successfully address these challenges. Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s Class A common stock to decline.

General Economic and Industry Conditions May Affect Business. Any general economic, business or industry conditions that cause customers or potential customers to reduce or delay their purchases of lighting products, signs or displays could have a material adverse effect on the Company, its prospects and financial performance. Worldwide economic conditions could have an effect on the demand for the Company’s products and could result in declining revenue and earnings. General economic declines or a softening of the economy make it more likely that the Company may experience difficulties collecting accounts receivable, sales and demand for the Company’s products may decrease, and the Company’s operating results may be adversely affected.

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

If Fiber Optic Lighting Products and LED Lighting Products Do Not Gain Wider Market Acceptance Business and Financial Performance May Suffer. The Company derives net sales and income primarily from selling SIDE-GLOW® and END GLOW® fiber optic cables, light sources, lighting accessories, endpoint signs and displays, and fiber optically lit waterfalls and water features, as well as LED lighting products. The Company’s fiber optic lighting products and LED lighting products compete with traditional lighting technologies such as neon and florescent lighting. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s products. The initial purchase price of the Company’s fiber optic lighting products and LED lighting products are typically higher than conventional lighting, and the Company’s products tend to be less bright than conventional alternatives. The Company’s continued success will depend upon increased acceptance of fiber optic lighting products and LED lighting systems as an alternative to neon and other traditional lighting technologies. The Company’s future results are dependent upon continued growth of fiber optic and LED lighting products in the lighting market. As part of the Company’s sales and marketing strategy, the Company actively seeks to educate its target markets as to the advantages of fiber optic lighting systems and LED lighting systems. The Company believes that achievement of this objective is critical to its future success. Fiber optic lighting products and LED lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing fiber optic lighting products and LED lighting products in the market. Either of these occurrences could have a material adverse effect on the Company’s business, results of operations, and the value of its securities.

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

The Company Has Significant International Sales And Are Subject To Risks Associated With Operating In International Markets. International product sales represented approximately 23% and 19% of the Company’s total revenues for the years ended December 31, 2003 and 2002 respectively. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

Any of these factors may adversely affect the Company’s future international sales and, consequently, the Company’s business and operating results. Furthermore, as the Company increases its international sales, total revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

The Company may receive notices that claim it has infringed upon the intellectual property of others. Even if these claims are not valid, they could subject the Company to significant costs. The Company is engaged in litigation and litigation may be necessary in the future to enforce its intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies. The Company may not be able to obtain any licenses on acceptable terms, if at all. The Company also may have to indemnify certain customers or strategic partners if it is determined that it has infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company’s business, financial condition and results of operations.

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

In an effort to reduce manufacturing costs, the Company has outsourced the production of certain fiber optic light source units as well as LED lighting products to a number of overseas suppliers. While the Company believes alternative sources for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier(s) could be found.

The Company purchases fiber optic strands from a single Japanese supplier. While the Company believes alternative sources for fiber optic strands are available to enable it to produce its endpoint signs and displays, the SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than the Company believes is generally available elsewhere. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

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

The following consolidated financial statements are filed as part of this Annual Report on Form 10-KSB. This information appears in a separate section of this Annual Report on Form 10-KSB following the Index to Consolidated Financial Statements on page F-1:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2003, concerning shares of our Class A common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 7 of our Notes to consolidated financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	354,917	$5.16	458,104
Equity compensation plans not approved by stockholders	467,712	$7.00	—
Totals	822,629		458,104

Item 12.	Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Amendment to Certificate of Incorporation (6)
3.4	Amendment to Certificate of Incorporation (5)
3.5	Bylaws (1)
4.1	Form of Class A Common Stock Certificate (7)
10.1†	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated (5)
10.2†	Employment Agreement between the company and Brett M. Kingstone (1)
10.3†	Form of Indemnification Agreement (1)
10.4.1	Lease for Presidents Drive facility (7)
10.4.2	Amendment to lease for Presidents Drive facility (7)
10.5†	Warrant Agreement dated as of March 31, 1997 between the company and Brett M. Kingstone (2)
10.6	Stock Purchase Agreement between the company and Hayward Industries, Inc. dated as of September 25, 1996, including exhibits (3)
10.7	Stock Purchase Agreement between the company and Cooper Lighting, Inc. dated as of November 23, 1998, including exhibits (4)
10.8	Agreement between the Kingstone Family Limited Partnership II and Hayward Industries, Inc. dated as of March 9, 1999(7)
10.9	Amendment to Registration Rights Agreement between the company and Hayward Industries, Inc. dated as of March 9, 1999(7)
10.10	Warrant Certificate registered in the name of Hayward Industries, Inc.(9)
10.11†	Contingent Proceeds Participation Agreement.(10)
14.1	Code of Business Conduct and Ethics*
21.1	Subsidiaries of the Registrant(8)
23.1	Consent of Gallogly, Fernandez & Riley LLP, Independent Auditors*
31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

†Management contract or compensatory plan or agreement

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
(3)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 25, 1996
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997
(5)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 29, 1997

(6)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 22, 1998
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-73804)
(8)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000
(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001
(10)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003

(b)	Reports on Form 8-K.

On October 31, 2003, we filed a Form 8-K announcing our third quarter 2003 financial results.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2004 annual meeting of stockholders and is incorporated herein by reference.

SUPER VISION INTERNATIONAL, INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Super Vision International, Inc.

We have audited the accompanying consolidated balance sheets of Super Vision International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Gallogly, Fernandez & Riley LLP

Orlando, Florida

February 13, 2004

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,507,360	$363,234
Investments	873,099	1,349,651
Trade accounts receivable, less allowance for doubtful accounts of $127,830 and $133,727	1,342,997	1,745,657
Inventories, less reserve of $130,885 and $358,541	2,194,452	3,208,315
Prepaid expense	100,099	110,968
Other assets	8,719	25,898

Total current assets	6,026,726	6,803,723

Property and Equipment:
Machinery and equipment	1,947,309	1,995,846
Furniture and fixtures	456,720	451,967
Computers	870,880	844,311
Vehicles	—	24,347
Leasehold improvements	1,022,727	1,022,727
Property held under capital lease	3,081,000	3,081,000

	7,378,636	7,420,198
Accumulated depreciation and amortization	(4,068,719)	(3,569,953)

Net property and equipment	3,309,917	3,850,245

Goodwill	17,781	17,781
Patents and trademarks less accumulated amortization of $65,469 and $69,269	130,773	121,101
Other assets	137,451	168,138

	$9,622,648	$10,960,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,214,206	$1,988,010
Accrued compensation and benefits	79,510	88,925
Deposits	14,805	82,993
Current portion of obligation under capital lease with related party	142,780	118,454

Total current liabilities	1,451,301	2,278,382

Obligation under capital lease with related party, less current portion	2,709,571	2,852,351

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized, 2,057,314 and 2,056,980 issued and outstanding	2,058	2,057
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,556,883	10,556,136
Accumulated deficit	(5,076,838)	(4,662,551)
Accumulated other comprehensive loss	(20,810)	(65,870)

Total stockholders’ equity	5,461,776	5,830,255

	$9,622,648	$10,960,988

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2003	2002
Revenues	$10,550,955	$12,417,528
Cost of sales	6,375,289	7,812,297

Gross margin	4,175,666	4,605,231
Operating expenses:
Selling, general and administrative	4,075,368	4,920,259
Research and development	397,302	560,943

Total costs and expenses	4,472,670	5,481,202

Operating loss	(297,004)	(875,971)
Non-operating income (expense):
Interest income	30,749	65,614
Other income	257,005	132,599
Gain on sale of investments	—	8,286
Interest expense	(407,736)	(421,202)
Gain (Loss) on disposal of property and equipment	2,699	(23,520)

Total non-operating expense, net	(117,283)	(238,223)

Loss before income tax benefit	(414,287)	(1,114,194)
Income tax benefit	—	11,157

Net loss	$(414,287)	$(1,103,037)

Basic and diluted loss per common share	$(0.16)	$(0.43)

Basic and diluted weighted average shares outstanding	2,540,465	2,540,244

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance, January 1, 2002	2,083,110	$2,083	483,264	$483	$10,556,110	$(3,559,514)	$(30,655)	$6,968,507	—
Return and cancellation of shares in escrow	(26,130)	(26)	—	—	26	—	—	—	—
Net Loss	—	—	—	—	—	(1,103,037)	—	(1,103,037)	(1,103,037)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(35,215)	(35,215)	(35,215)

Comprehensive loss									$(1,138,252)

Balance, December 31, 2002	2,056,980	$2,057	483,264	$483	$10,556,136	$(4,662,551)	$(65,870)	$5,830,255
Exercise of employee stock options	334	1	—	—	747	—	—	748	—
Net loss	—	—	—	—	—	(414,287)	—	(414,287)	(414,287)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	45,060	45,060	45,060

Comprehensive loss									$(369,227)

Balance, December 31, 2003	2,057,314	$2,058	483,264	$483	$10,556,883	$(5,076,838)	$(20,810)	$5,461,776

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(414,287)	$(1,103,037)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	660,100	704,537
Amortization of intangible assets and other assets	52,789	36,631
Net (gain) loss on disposal of property and equipment	(2,699)	23,520
Bond premium amortization	1,021	14,011
(Decrease) Increase in inventory reserve	(227,656)	32,773
Gain on held-to-maturity securities	—	(8,286)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	402,660	345,508
Inventory	1,241,520	(933,455)
Prepaid expense	10,869	103,529
Other assets	(8,722)	(27,520)
Increase (decrease) in:
Accounts payable	(773,804)	665,875
Accrued compensation and benefits	(9,415)	(7,214)
Deposits	(68,188)	52,120

Total adjustments	1,278,475	1,002,029

Net cash provided by (used in) operating activities	864,188	(101,008)

Cash Flows from Investing Activities:
Purchase of investments	(25,704)	(31,688)
Proceeds from sale of investments	546,295	—
Purchase of property and equipment	(135,892)	(230,136)
Proceeds from disposal of equipment and furniture	18,817	6,851
Acquisition of patents and trademarks	(5,872)	(3,370)

Net cash provided by (used in) investing activities	397,644	(258,343)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	748	—
Payments on capital lease obligation	(118,454)	(89,751)

Net cash used in financing activities	(117,706)	(89,751)

Net Increase (Decrease) in Cash and Cash Equivalents	1,144,126	(449,102)
Cash and Cash Equivalents, beginning of period	363,234	812,336

Cash and Cash Equivalents, end of period	$1,507,360	$363,234

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$407,736	$421,202

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture, marketing and sale of LED lighting products, signs and displays, SIDE-GLOW® and END GLOW® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, advertising and retail industries.

Basis of Consolidation—The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated. Effective May 31, 2003, Oasis Waterfalls, LLC was merged with and into Super Vision International, Inc.

Revenue recognition—Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable.

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of their customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If its’ actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments—Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The held-to-maturity securities are corporate bonds that matured in January 2003 and earned interest at the rate of 5.875% per annum.

The amortized cost, unrealized losses, and fair values of the Company’s investments held at December 31, 2003 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains (Losses)	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$836,530	$(24,319)	$812,211
Money Market Funds	57,379	3,509	60,888

	$893,909	$(20,810)	$873,099

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

New accounting pronouncements—In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Adoption of SFAS No. 150 did not have an impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), which clarifies how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We currently do not have any variable interests in variable interest entities.

Inventories—Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

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

Intangible assets and goodwill—The Company accounts for its intangible assets and goodwill under Financial Accounting Standards Board FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired (“goodwill”). Prior to our adaptation of SFAS 142, effective January 1, 2002, goodwill had been amortized over 15 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill). Amortization expense approximated $3,743 for the year ended 2001. We continually reevaluate the propriety of the carrying amount of goodwill to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. Our annual financial valuations performed as of December 31, 2003, and December 31, 2002 indicated no impairments.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12-17 years. The Company has determined that no impairment existed on its intangible assets and goodwill in any of the periods presented. Amortization expense on patents and trademarks was $14,950 and $14,459 during 2003 and 2002, respectively.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Long lived assets—The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized in any of the periods presented.

Deposits—Payments received by the Company for services to be provided in the following year are deferred and recognized as revenue in the period the services are provided.

Shipping and handling costs—The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as cost of sales.

Research and development—Research and development costs to develop new products are charged to expense as incurred.

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $223,142 and $377,158 for the years ended December 31, 2003 and 2002, respectively.

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

Earnings per share—Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, adjusted for the assumed repurchase of the Company’s common stock, at the average market price, from the exercise proceeds and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. The Class A warrants, employee stock options, and certain warrants issued to Hayward (see Notes 6 and 7) are not included in the computation of loss per share for 2003 and 2002 because the related shares are contingently issuable or to do so would have been anti-dilutive. At December 31, 2003 and 2002, the Company had 822,629 and 722,796 potentially dilutive common shares, respectively.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Stock-based compensation—The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. See Note 7 for additional disclosures on the Company’s stock-based employee compensation plan.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan since they were granted at or above market price. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Years Ended December 31,
	2003	2002
Net loss, as reported	$(414,287)	$(1,103,037)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(27,223)	(57,584)

Pro forma net loss	$(441,510)	$(1,160,621)

Loss per share:
Basic—as reported	$(0.16)	$(0.43)

Basic—pro forma	$(0.17)	$(0.46)

Diluted—as reported	$(0.16)	$(0.43)

Diluted—pro forma	$(0.17)	$(0.46)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6% for 2003 and 2002; (b) a volatility factor of 43% and 44% for 2003 and 2002, respectively, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years for 2003 and 2002.

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

Reclassifications – Certain items in the financial statements of the prior period have been reclassified to conform to current period classification.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

2.    INVENTORIES:

Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$1,594,494	$2,372,923
Work in process	895	2,509
Finished goods	729,948	1,191,424

	2,325,337	3,566,856
Less reserve for obsolesence	(130,885)	(358,541)

Net inventories	$2,194,452	$3,208,315

3.    CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

	December 31,
	2003	2002
Office/warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,335,100)	(1,129,700)

	$1,745,900	$1,951,300

At December 31, 2003, future minimum lease payments for the capital lease are as follows:

Year ending December 31:
2004	$641,127
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,159

Minimum lease payments	5,931,930
Less amount representing interest and executory costs	(3,079,579)

Present value of net minimum lease payments under capital lease	$2,852,351

Deposits paid under this lease agreement totaled $59,167 at December 31, 2003 and 2002. The Company’s lease payments, including interest and executory costs were $629,161 and $610,596 in 2003 and 2002, respectively.

On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

3.    CAPITAL LEASE OBLIGATION WITH RELATED PARTY—(continued):

power and water consumption. Upon termination of the annual sub-lease, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003, the Company entered into an agreement with the previously mentioned sub-lessee to lease the same space effective December 1, 2003 through November 30, 2004 for a monthly payment of $11,372 plus expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $186,000 and $134,000 for the years ended December 31, 2003 and 2002, respectively, and is included in other income on the statements of operations.

4.    FINANCIAL INSTRUMENTS AND CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and investments. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit. The Company also places its investments with a major brokerage firm. These funds are uninsured. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

The Company purchases all of its fiber optic strands from a single Japanese supplier. While the Company believes alternative sources for fiber optic strands are available to enable it to produce endpoint signs and displays, the SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than the Company believe is generally available elsewhere. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

All of the Company’s LED lighting products and systems are manufactured by an overseas supplier in an effort to reduce production costs. While the Company believes alternative sources for the production of these products are available, the Company has selected this particular supplier based on its ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on this supplier to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

5.    INCOME TAXES:

As of December 31, 2003, the Company had approximately $3,900,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2023.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

5.    INCOME TAXES—(continued):

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2003	2002
Accounts receivable	$48,000	$50,000
Inventories	95,000	203,000
Accrued expenses	60,000	53,000
Depreciation	142,000	94,000
Stock warrants	53,000	72,000
Other	7,000	7,000
Net operating loss carry forwards	1,486,000	1,263,000

	1,891,000	1,742,000
Valuation allowance	(1,891,000)	(1,742,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,891,000 at December 31, 2003, an increase of $149,000 over December 31, 2002.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2003 and 2002:

	2003		2002
	Amount	%	Amount	%
Tax benefit computed at statutory federal rate	$(140,858)	(34.00)	$(378,826)	(34.00)
State tax benefit	(15,537)	(3.75)	(28,968)	(2.60)
Change in valuation allowance	149,000	35.97	398,000	35.72
Non-deductible expenses	7,335	1.77	7,584	0.68
Other, net	60.01		2,210	0.20

Income tax expense	$—	—	$—	—

6.    CAPITAL STOCK:

Class A common stock—At December 31, 2003 the Company has reserved Class A Common Stock for issuance in relation to the following:

Employee Stock Options	813,021
Shares Subject to Warrants	467,712
Conversion of Class B Common Stock	483,264

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

6.    CAPITAL STOCK—(continued):

Class B common stock—Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

Stock warrants—The Company has 438,875 vested warrants outstanding in connection with the transactions described below.

The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock at an exercise price of $7.00 per share to the Kingstone Family Limited Partnership II (“KFLP II”), of which the Chairman and Chief Executive Officer of the Company, Brett Kingstone, controls and is the general partner. The warrant was granted on March 31, 1997, and expires March 31, 2007. KFLP II has granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant’s full or partial exercise to Cooper Lighting, Inc. (“Cooper”). KFLP II has also granted an option to purchase up to 28,918 shares of the Class A Common Stock underlying the warrant upon the warrant’s full or partial exercise to Hayward Industries, Inc. (“Hayward”).

Capital stock transactions—On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company’s Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. Hayward also received warrants to purchase up to 522,000 additional shares of the Company’s Class A Common Stock. These warrants were exercisable at fair market value only in the event that the number of outstanding shares of Class A Common Stock was increased as a result of the exercise of the Company’s previously outstanding Class A or Class B warrants, and were exercisable in pro-rata amounts equal to the amount of the aforementioned Class A and Class B warrants exercised. These warrants expired in May 1999. As of December 31, 2003, Hayward holds vested warrants to purchase 28,837 shares of Class A Common Stock under this agreement.

Pursuant to the Distributorship Agreement, the Company granted Hayward 249,480 warrants for the purchase of additional shares of Class A Common Stock, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants had a 10-year life and would expire September 25, 2006. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The termination of Hayward’s exclusive distribution rights released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond. As of December 31, 2003, there were vested warrants to purchase 149,688 shares of Class A Common Stock held by Hayward under this agreement. The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.

7.    STOCK OPTION PLAN:

The Company adopted a stock option plan (“Old Plan”) in 1994 that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the Old Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

7.    STOCK OPTION PLAN—(continued):

Options granted under the Old Plan typically vest over a 27 month period or based on achievement of performance criteria. As of December 31, 2003, 234,503 shares of Class A common stock options were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the Old Plan.

On September 18, 2003, the Company adopted a new stock option plan (“New Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the New Plan. The option price must be at least 100% of market value at the date of the grant and options have a maximum term of 10 years.

Options granted under the New Plan typically vest ratably over a three-year period or based on achievement of performance criteria. As of December 31, 2003, 155,200 options were granted under the New Plan of which none were vested and exercisable.

The following table summarizes activity of the stock option plans for the years ended December 31, 2003 and 2002:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2002	39,370	323,985	$6.35
Options granted at market	(15,600)	15,600	$3.22
Options cancelled	84,501	(84,501)	$5.94

Balance, December 31, 2002	108,271	255,084	$6.30
Reserved for New Plan	450,000	—
Options granted at market	(155,200)	155,200	$3.36
Options exercise	—	(334)	$2.24
Options cancelled	55,033	(55,033)	$5.34

Balance, December 31, 2003	458,104	354,917	$5.16

The weighted average fair value of options granted at market during 2003 and 2002 was $1.84 and $1.50 per option, respectively. At December 31, 2003, the 354,917 options outstanding under both plans are summarized in the following table:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
140,000	$1.90—$4.05	$3.38	9.4 years
85,417	$4.13—$6.00	$4.54	4.7 years
129,500	$6.05—$9.00	$7.51	4.2 years

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

7.    STOCK OPTION PLAN—(continued):

As of December 31, 2003, no options were vested and exercisable under the New Plan, and 234,503 options were vested and exercisable under the Old Plan, as summarized below:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
20,686	$1.90—$4.05	$2.66	8.8 years
85,317	$4.13—$6.00	$4.54	4.7 years
128,500	$6.05—$9.00	$7.51	4.2 years

8.    EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2003	% of Sales	2002	% of Sales
Foreign markets:
Americas (excluding USA)	$946,432	9%	$955,958	9%
Europe, the Middle East and Africa	1,554,033	6%	1,543,629	12%
Asia Pacific	626,027	15%	525,701	4%
Japan	85,143	1%	68,703	1%

9.    BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. Effective October 1, 2001, the Company discontinued the Company match portion of the plan. The Company match portion of the plan will be reinstated effective, January 1, 2004.

The Company has established a bonus plan, based on targeted sales levels, which provides incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees were $7,627 and $48,971 for 2003 and 2002, respectively.

10.    4TH QUARTER ADJUSTMENTS:

During the fourth quarter of fiscal 2003, the Company recorded the following adjustments:

Decrease in inventory based on error in June 2003 physical count discovered during December 31, 2003 physical count—$ 108,000.

Inventory write-offs associated with obsolete items identified during the Company’s 4th quarter review of excess/obsolete items—$182,000.

Due to the nature of the inventory write-offs, it is impractical to apply the effects to prior quarters.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

10.    4TH QUARTER ADJUSTMENTS—(continued):

The effect of the above fourth quarter adjustment for the June physical count overstatement on the three months ended June 30, 2003 is as follows:

Cost of Sales:
As reported	1,388,140
As restated	1,496,140
Net Income:
As reported	116,473
As restated	8,473
Basic and Diluted Earnings Per Share:
As reported	$0.05
As restated	$0.00

11.    CONTINGENCIES:

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

On June 16, 2003, the Company was granted a permanent injunction against the remaining defendants. The Court ordered the release to the Company of all fiber optic inventories which were previously stored in the defendants’ Florida warehouses. Certain goods claimed in connection with the Court’s order are currently manufactured by the Company and were recorded at the current market price in inventory of approximately $48,000, with an offset to other income for the quarter ended June 30, 2003.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

11.    CONTINGENCIES—(continued):

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the District Court of Massachusetts (case number 02-cv-11137-MEL). On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” Super Vision is now the owner of the “Variable Color Lighting System” patent by virtue of a recent technology purchase from High End Systems, Inc. of Austin, Texas. The technology purchase entitles Super Vision to future licensing rights, rights to enforce against infringement, and both past due and future royalties on the patent. As of March 19, 2003, three LED manufacturers from the lighting industry have contributed funds in the amount of $20,000 to Super Vision to help support its litigation efforts against Color Kinetics.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense. Super Vision plans to appeal the award of legal costs to Mr. Gilchrist. The Company believes that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist, however, their can be no assurance that the Company will be successful in such appeal. The trial date for the remaining defendants is set for February 2005.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

11.    CONTINGENCIES—(continued):

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $285,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. On February 9, 2004 Schiederwerk made an offer of settlement which was rejected by Super Vision as insufficient.

On January 12, 2004, the City of Columbus filed suit (case number 04CVA01-282) in the Franklin County Court of Common Pleas against E.G.& G, Inc. et al. in which Super Vision was named as a defendant. The case involves structural issues relating to the installation of certain equipment supplied on the North Short Architectural Project in Columbus, Ohio, which caused the equipment to fail due to ventilation and water damage to the equipment. Super Vision has indicated to the City of Columbus that it believes that improper installation and structural failure of the Arches, which provided no ventilation and also allowed water to pour into the area holding the electronic light sources and control system was the cause of the failures. The Company intends to vigorously contest this action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER VISION INTERNATIONAL INC.
Date: March 25, 2004	By: /s/ Brett M. Kingstone

Brett M. Kingstone—Chairman,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brett M. Kingstone
March 25, 2004
Brett M. Kingstone – Chairman of the Board of Directors
Chief Executive Officer
(Principal Executive Officer)

/s/ Danilo Regalado
March 25, 2004
Danilo Regalado – Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ David Feldman
March 25, 2004
David Feldman – Director

/s/ Brian McCann
March 25, 2004
Brian McCann – Director

/s/ Anthony Nicolosi
March 25, 2004
Anthony Nicolosi – Director

/s/ Edgar Protiva
March 25, 2004
Edgar Protiva – Director

/s/ Fritz Zeck
March 25, 2004
Fritz Zeck – Director

EXHIBIT INDEX

14.1	Code of Business Conduct and Ethics

23.1	Consent of Gallogly, Fernandez & Riley LLP

31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002