Form 10QSB
period 2004-03-31
SUPER VISION INTERNATIONAL INC
filed 2004-05-06
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

CLASS A COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 4, 2004:
Class A Common Stock, $.001 par value	2,058,814 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format

Yes ☐ No ☒

Super Vision International, Inc.

Index to Form 10-QSB

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	1

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	3

		Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results Of Operations	9

	Item 3.	Controls and Procedures	16

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES			19

EXHIBITS

Super Vision International, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,377,416	$1,507,360
Investments	883,957	873,099
Trade accounts receivable, less allowance for doubtful accounts of $159,787 and $127,830	2,103,634	1,342,997
Inventories, less reserve of $166,358 and $130,885	1,937,867	2,194,452
Prepaid Expense	167,517	100,099
Other assets	6,577	8,719

Total current assets	6,476,968	6,026,726
Property and Equipment	7,322,534	7,378,636
Accumulated depreciation and amortization	(4,144,879)	(4,068,719)

Net property and equipment	3,177,655	3,309,917
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $70,187 and $65,469	141,855	130,773
Other assets	137,507	137,451

	$9,951,766	$9,622,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,487,537	$1,214,206
Accrued compensation and benefits	70,520	79,510
Deposits	62,301	14,805
Current portion of obligation under capital lease with related party	153,000	142,780

Total current liabilities	1,773,358	1,451,301
Obligation under capital lease with related party, less current portion	2,664,555	2,709,571

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 6,610,866 shares authorized, 2,057,314 issued and outstanding	2,058	2,058
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to votes per share.	483	483
Additional paid-in-capital	10,556,883	10,556,883
Accumulated deficit	(5,031,261)	(5,076,838)
Accumulated other comprehensive loss	(14,310)	(20,810)

Total stockholders’ equity	5,513,853	5,461,776

	$9,951,766	$9,622,648

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended March 31,
	2004	2003
Revenues	$3,108,159	$2,390,489
Cost of sales	1,846,913	1,615,759

Gross margin	1,261,246	774,730
Operating expenses:
Selling, general and administrative	1,012,103	1,048,768
Research and development	122,508	120,707

Total operating expenses	1,134,611	1,169,475

Operating Income (Loss)	126,635	(394,745)
Non-Operating Income (Expense):
Interest income	6,133	7,273
Interest expense	(99,856)	(103,340)
Loss on disposal of fixed assets	(21,451)	—
Other income	34,116	47,919

Total non-operating expense	(81,058)	(48,148)

Net Income (Loss)	$45,577	$(442,893)

Net Income (Loss) Per Common Share:
Basic and diluted	$0.02	$(0.17)

Weighted average shares outstanding:
Basic	2,540,578	2,540,244

Diluted	2,588,207	2,540,244

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Cash Flows – unaudited

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$45,577	$(442,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,014	162,762
Amortization of intangible assets and other assets	17,456	9,689
Increase in inventory reserve	35,473	14,976
Bond premium amortization	—	1,021
Loss on disposal of fixed assets	21,451	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(760,637)	322,580
Inventories	221,112	27,830
Prepaid expense	(67,418)	16,422
Other assets	(10,654)	9,777
Increase (decrease) in:
Accounts payable	273,331	(506,650)
Accrued compensation and benefits	(8,990)	(52,890)
Deposits	47,496	(15,394)

Total adjustments	(89,366)	(9,877)

Net cash used in operating activities	(43,789)	(452,770)

Cash Flows from Investing Activities:
Purchase of property and equipment	(31,202)	(29,534)
Purchase of investments	(4,357)	(5,702)
Proceeds from sale of investments	—	546,295
Proceeds from disposal of fixed assets	—	959
Acquisition of patents and trademarks	(15,800)	(940)

Net cash (used in) provided by investing activities	(51,359)	511,078

Cash Flows from Financing Activities:
Payments on capital lease obligation	(34,796)	(24,445)

Net cash used in financing activities	(34,796)	(24,445)

Net (Decrease) Increase in Cash and Cash Equivalents	(129,944)	33,863
Cash and Cash Equivalents, beginning of period	1,507,360	363,234

Cash and Cash Equivalents, end of period	$1,377,416	$397,097

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

Reference is made herein to the notes to consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Investments – Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sales are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The Company had no debt securities at March 31, 2004.

The amortized cost, unrealized losses, and fair values of the Company’s investments held at March 31, 2004 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains (Losses)	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$840,888	(17,906)	$822,982
Money Market Funds	57,379	3,596	60,975

	$898,267	(14,310)	$883,957

Stock-based compensation - The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for stock options granted under the plans since they were granted at or above market price. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net loss and loss per share would have been increased to the pro forma amounts shown below:

	Three Months Ended 31,
	2004	2003
Net income (loss), as reported	$45,577	$(442,893)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(122,922)	(26,781)

Pro forma net loss	$(77,345)	$(469,674)

Income (Loss) per share:
Basic – as reported	$0.02	$(0.17)

Basic – pro forma	$(0.03)	$(0.18)

Diluted – as reported	$0.02	$(0.17)

Diluted – pro forma	$(0.03)	$(0.18)

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation – cont’d:

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3% and 6.17% for 2004 and 2003; (b) a volatility factor of 42.8% and 43% for 2004 and 2003, respectively, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years through the first quarter of 2004 and 2003.

New accounting pronouncements – The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2004. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles, and other than disclosed in these notes to the consolidated financial statements, does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

2.	Inventories:

Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,541,035	$1,594,494
Work in process	437	895
Finished goods	562,753	729,948

	2,104,225	2,325,337
Less: Reserve for inventories	(166,358)	(130,885)

Net inventories	$1,937,867	$2,194,452

3.	Capital Lease Obligation:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	March 31, 2004	December 31, 2003
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,386,450)	(1,335,100)

	$1,694,550	$1,745,900

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$480,846
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,771,910
Less amount representing interest and executory costs	(2,954,355)

Present value of net minimum lease payments under capital lease	$2,817,555

Deposits included in other assets paid under this lease agreement totaled $58,167 at March 31, 2004.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the 1994 Plan for the three months ended March 31, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	272,817	$1.90 - $9.00
Options cancelled	(10,700)	$2.50 - $6.00

Balance, March 31, 2004	262,117	$1.90 - $9.00

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of March 31, 2004, options to purchase 262,117 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years.

The following table summarizes activity of the 2003 plan for the three months ended March 31, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	82,100	$3.45 - $4.05
Options granted	1,000	$4.20

Balance, March 31, 2004	83,100	$3.45 - $4.20

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of March 31, 2004, there were no options to purchase shares of Class A common stock vested and exercisable under the 2003 Plan.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss) (numerator for basic and Diluted loss per share)	$45,577	$(443,893)
Denominator:
Denominator for basic loss per share-weighted average shares	2,540,578	2,540,244
Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	226,304	—
Less: Shares assumed repurchased under treasury stock method	(178,675)	—

Weighted average shares outstanding-diluted	2,588,207	2,540,244

Basic earnings (loss) per share	$0.02	$(0.17)

Diluted earnings (loss) per share	$0.02	$(0.17)

Employee stock options and certain outstanding warrants are not included in the computation of earnings and loss per share for the quarters ended March 31, 2004 and 2003 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2004 and 2003, the Company had 586,625 and 713,259 potentially dilutive common shares, respectively.

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein.

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

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Contingencies (continued):

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.38. Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company and its legal counsel believe that it is likely that it should prevail on appeal to rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus, has not recorded a charge to operations for this amount. The Company is in settlement discussions with one of the defendants in this case. An offer of settlement has been made in this matter and it has been declined by the Company. There can be no assurance the Company will be able to settle this matter on acceptable terms. The trial date for the remaining defendants is set for March 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and in the audited Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

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

Sales of fiber optic lighting products and systems accounted for 68% and 78% of the Company’s revenue during the quarters ended March 31, 2004 and 2003, respectively, while sales of LED lighting products and systems accounted for 32% and 22% of the Company’s revenue for the quarters ended March 31, 2004 and 2003, respectively. Although we anticipate that our market share of LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as architectural and specialized applications such as display case lighting. The Company is in the process of broadening market applications for both product lines through the development of products designed to capture market segments that have not been serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term (1-3 years), management is working towards obtaining and maintaining positive trends in the following areas:

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

Results of Operations

Revenues and Gross Margin

The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting products and systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. Revenues for the three months ended March 31, 2004 were approximately $3,108,000 as compared to approximately $2,390,000 for the three months ended March 31, 2003, an increase of approximately $718,000 or 30%. Revenue growth in the period was seen primarily in the pool & spa market, $538,000, the international market, $235,000, and the sign market, $8,000. Increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales to a major spa manufacturer while the increase in revenue in the international market was mainly due to sales in Asia and other regions where the Company had no market presence during the first quarter of 2003. Although sales of fiber optic lighting products and systems continues to be the Company’s primary source of revenue, sales of LED lighting products and systems accounted for the majority of the growth in revenue during the current period. These increases were offset by a decrease in the national accounts market of approximately $73,000. Architectural lighting had a slight revenue increase of 1%, to approximately $800,000, over first quarter of 2003 revenue of approximately $794,000.

Gross margin for the quarter ended March 31, 2004 was approximately $1,261,000 or 41% as compared to approximately $775,000 or 32% for the quarter ended March 31, 2003. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin percent primarily resulted from the elevated volume of LED lighting products and system sales, lower variable production costs including a reduction in direct material costs due to negotiations leading to more favorable pricing from our existing vendors and lower freight charges as a result of more effective purchasing and inventory management.

	(Unaudited) Quarter Ended March 31,
	2004	2003	Change	% Change
Revenues	$3,108,159	$2,390,489	$717,670	30%
Cost of Sales	1,846,913	1,615,759	231,154	14%

Gross Margin	$1,261,246	$774,730	$486,516	63%

Gross Margin %	41%	32%		9%

Management expects to see further improvement to its gross margin in 2004 and beyond through improving new product cost management, improving product quality, and continuing manufacturing process improvements. Specific initiatives which management is implementing include, but are not limited to, the following:

1. Product Quality:

a. Continued improvement of product quality through a more specific checklist-driven ongoing inspection of products from our offshore manufacturing partners.

b. Continued product quality review by the Company and focused follow through and closure of quality issues, as well as documented, preventive procedures to mitigate possible recurrences.

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

3. Inventory Management

a. Focusing on the Company’s need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements.

b. Focusing on reducing inventory levels and implementing improved inventory planning to avoid excessive shipping charges.

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

Operating Income (Loss)

	(Unaudited) Quarter Ended March 31,
	2004	2003	Change	% Change
Gross Margin	$1,261,246	$774,730	$486,516	63%

Less operating expenses:
Selling, general & administrative	1,012,103	1,048,768	(36,665)	-3%
Research & development	122,508	120,707	1,801	1%

Total operating expenses	1,134,611	1,169,475	(34,864)	-3%

Operating income (loss)	126,635	(394,745)	521,380	132%

Selling, general and administrative expenses were approximately $1,012,000 during the three months ended March 31, 2004 as compared to approximately $1,049,000 the same period in 2003, a decrease of approximately $37,000 or 3%. The decrease was principally due to decreases in advertising and promotional expenses, travel expenses, labor and fringe costs, consulting costs, shipping charges and legal expenses of approximately $42,000, $37,000, $24,000, $23,000, $14,000 and $11,000 respectively. As a percentage of sales, selling, general and administrative expenses decreased by 11% from 44% in the first quarter of 2003 down to 33% in 2004. The decline in these expenses can be attributed to management’s continued cost reduction initiatives. The decreases were offset by increases in commission expenses and bad debt expense of approximately $67,000 and $50,000, respectively. The increase in commission expense is a result of increased sales subject to commission payments in the pool & spa and architectural lighting markets. In addition, the Company increased bad debt expense for outstanding receivable amounts that were specifically identified as potentially uncollectible. The Company currently expects that selling, general and administrative expenses will continue to decrease as management continues to focus on long-term initiatives to lower expenses and implement process improvements in both selling and administrative functions.

Research and development costs were approximately $123,000 during the three months ended March 31, 2004 as compared to approximately $121,000 during the same period in 2003. Management expects to increase research and development expenses in the future due to more aggressive product development initiatives to compete with the ever changing market in LED and fiber optic lighting technology. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The $472,005 improvement in EBITDA for the three months ending March 31, 2004, up from a negative EBITDA of $167,102 for the same period in 2003, was primarily the result of reducing operating expenses related to trade shows and advertising, professional fees and outside consulting expenses, and cost of sales as discussed in the previous section of this MD&A. Management believes that it has made significant improvements in the overall operations of the Company and anticipates this positive trend in the Company’s EBITDA to continue in 2004.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2004	2003	Change	%
Net Income (Loss)	$45,577	$(442,893)	$488,470	110%
Plus:
Interest	99,856	103,340	(3,484)	-3%
Depreciation	142,014	162,762	(20,748)	-13%
Amortization	17,456	9,689	7,767	80%

EBITDA	304,903	(167,102)	472,005	282%

% of Revenues	10%	-7%

Interest

Interest expense of approximately $100,000 for the quarter ended March 31, 2004, as compared to approximately $103,000 for the same period in 2003, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income was approximately $34,000 for the three months ended March 31, 2004 compared to approximately $48,000 for the same period in 2003. The source of other income was primarily rental income from subleasing excess warehouse capacity.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended March 31, 2004 and 2003, respectively.

Net Income (Loss)

Net income for the three months ended March 31, 2004 was approximately $46,000 or $0.02 per basic and diluted common share, as compared to a net loss of approximately $443,000, or $0.17 per basic and diluted common share, for the quarter ended March 31, 2003. This improvement in net income is primarily a result of increased sales in the pool & spa and international markets of LED lighting products and systems combined with management initiatives to lower production and operational costs.

Liquidity and Capital Resources

At March 31, 2004 the Company had working capital of approximately of $4,703,000, an increase of approximately 3% compared to working capital of approximately $4,575,000 at December 31, 2003. During the quarter ended March 31, 2004, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited)
Selected Balance Sheet Items	March 31, 2004	December 31, 2003	Change	% Change
Cash and investments	1,377,416	1,507,360	(129,944)	-9%
Trade accounts receivable, net	2,103,634	1,342,997	760,637	57%
Inventories, net	1,937,867	2,194,452	(256,585)	-12%
Accounts payable	1,487,537	1,214,206	273,331	23%

Net cash used in operations amounted to approximately $44,000 for the quarter ended March 31, 2004 as compared to approximately $453,000 for the first quarter of 2003. The most significant use of cash was generated by the increase in accounts receivable and prepaid expense of approximately $761,000 and $67,000, respectively. The increase in accounts receivable was primarily due to increased sales volume in the latter part of the quarter ended March 31, 2004 and the timing of payments from customers. The increase in prepaid expense was primarily due to advance payments related to tradeshows and health insurance premiums. The use of cash was offset by increases in accounts payable and customer deposits of approximately $273,000 and $47,000, respectively, and a decrease in inventory of approximately, $221,000. The increase in accounts payable was due to timing of payments to suppliers. The decrease in inventory was primarily due to the implementation of certain control measures and increased sales during the latter part of the quarter. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time versus the risk of inventory obsolescence due to changing technology and customer requirements. Management implemented cycle-counting and enhanced incoming quality inspection on products received both locally and overseas. The timing of services and delivery of products resulted in the increase in customer deposits.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2004 amounted to approximately $51,000 and is primarily related to the acquisition of approximately $31,000 in property and equipment and the acquisition of approximately $16,000 in patents and trademarks. The Company also reinvested interest and dividend income of approximately $4,000 in a fixed income mutual fund during the quarter ended March 31, 2004.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2004 was approximately $35,000 relating to payments on the capital lease obligation on the Company’s facility.

Contractual Obligations

Related Party Capital Lease Obligations:

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the three months ended March 31, 2004 and 2003 amounted to approximately $160,000 and $153,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$480,846
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,771,910
Less amount representing interest and executory costs	(2,954,355)

Present value of net minimum lease payments under capital lease	$2,817,555

Related Party Funding for Collection Activities:

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

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within two years of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at December 31, 2003 and March 31, 2004.

Item 3.	Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules, regulations and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein.

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

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.38. Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company and its legal counsel believe that it is likely that it should prevail on appeal to rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus, has not recorded a charge to operations for this amount. The Company is in settlement discussions with one of the defendants in this case. An offer of settlement has been made in this matter and it has been declined by the Company. There can be no assurance the Company will be able to settle this matter on acceptable terms. The trial date for the remaining defendants is set for March 2005.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Document Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(b) Reports on Form 8-K	The Company did not file any reports on Form 8-K during the first quarter of 2004.

*	Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ BRETT M. KINGSTONE	Date: May 6, 2004

Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANILO REGALADO	Date: May 6, 2004

Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)