Form 10QSB
period 2004-06-30
SUPER VISION INTERNATIONAL INC
filed 2004-08-16
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2004:
Class A Common Stock, $.001 par value	2,058,814 [D1]shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format

Yes ☐    No ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$1,222,548	$1,507,360
Investments	891,566	873,099
Trade accounts receivable, less allowance for doubtful accounts of $185,595 and $127,830	1,588,964	1,342,997
Inventories, less reserve of $199,793 and $130,885	2,386,630	2,194,452
Prepaid expense	171,110	100,099
Other assets	67,276	8,719

Total current assets	6,328,094	6,026,726
Property and Equipment	7,408,965	7,378,636
Accumulated depreciation and amortization	(4,290,347)	(4,068,719)

Net property and equipment	3,118,618	3,309,917
Goodwill	17,781	17,781
Patents and trademarks, less amortization of $74,611 and $65,469	136,636	130,773
Other assets	134,006	137,451

	$9,735,135	$9,622,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,479,390	$1,214,206
Accrued compensation and benefits	70,315	79,510
Deposits	15,955	14,805
Current portion of obligation under capital lease with related party	160,611	142,780

Total current liabilities	1,726,271	1,451,301
Obligation under capital lease with related party, less current portion	2,620,392	2,709,571

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 6,610,866 shares authorized, 2,058,814 and 2,057,314 issued and outstanding	2,059	2,058
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in-capital	10,564,358	10,556,883
Accumulated deficit	(5,167,066)	(5,076,838)
Accumulated other comprehensive loss	(11,362)	(20,810)

Total stockholders’ equity	5,388,472	5,461,776

	$9,735,135	$9,622,648

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,770,577	$2,595,990	$5,878,735	$4,986,479
Cost of sales	1,724,240	1,388,140	3,571,153	3,003,899

Gross margin	1,046,337	1,207,850	2,307,582	1,982,580
Operating expenses:
Selling, general and administrative	1,014,903	1,030,616	2,027,006	2,079,385
Research and development	109,558	95,590	232,066	216,297

Total operating expenses	1,124,461	1,126,206	2,259,072	2,295,682

Operating Income (Loss)	(78,124)	81,644	48,510	(313,102)
Non-Operating Income (Expense):
Interest income	6,309	7,740	12,442	15,014
Interest expense	(98,105)	(102,396)	(197,961)	(205,736)
Gain (Loss) on disposal of fixed assets	—	10,346	(21,451)	10,346
Other income	34,116	119,139	68,232	167,058

Total non-operating expense	(57,680)	34,829	(138,738)	(13,318)

Net Income (Loss)	$(135,804)	$116,473	$(90,228)	$(326,420)

Net Income (Loss) Per Common Share:
Basic and diluted	$(0.05)	$0.05	$(0.04)	$(0.13)

Weighted average shares outstanding:
Basic	2,541,649	2,540,453	2,541,117	2,540,349

Diluted	2,541,649	2,545,188	2,541,117	2,540,349

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Cash Flows – unaudited

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(90,228)	$(326,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	287,485	323,704
Amortization of intangible assets and other assets	24,058	18,901
Bond premium amortization	—	1,021
Loss (Gain) on disposal of fixed assets	21,451	(10,346)
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(245,967)	295,859
Inventories	(192,178)	640,644
Prepaid expense	(71,012)	36,746
Other assets	(70,028)	3,391
Increase (decrease) in:
Accounts payable	265,184	(1,002,541)
Accrued compensation and benefits	(9,195)	(5,857)
Deposits	1,150	(37,088)

Total adjustments	10,948	264,434

Net cash used in operating activities	(79,280)	(61,986)

Cash Flows from Investing Activities:
Purchase of property and equipment	(117,637)	(49,738)
Purchase of investments	(9,018)	(12,836)
Proceeds from sale of investments	—	546,295
Proceeds from disposal of fixed assets	—	13,060
Acquisition of patents and trademarks	(15,005)	(1,340)

Net cash (used in) provided by investing activities	(141,660)	495,441

Cash Flows from Financing Activities:
Payments on capital lease obligation	(71,348)	(51,873)
Proceeds from exercise of employee stock options	7,476	748

Net cash used in financing activities	(63,872)	(51,125)

Net (Decrease) Increase in Cash and Cash Equivalents	(284,812)	382,330
Cash and Cash Equivalents, beginning of period	1,507,360	363,234

Cash and Cash Equivalents, end of period	$1,222,548	$745,564

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or for any future period.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to consolidated financial statements referred to above.

Basis of Consolidation – The consolidated financial statements include the accounts of Super Vision International, Inc. and its wholly owned subsidiary Oasis Waterfalls, LLC (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated. Effective May 31, 2003, Oasis Waterfalls LLC was merged with and into Super Vision International, Inc.

Investments – Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholder’s equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The Company had no debt securities at June 30, 2004.

The amortized cost, unrealized gains, and fair values of the Company’s investments held at June 30, 2004 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$821,230	$9,271	$830,501
Money Market Funds	60,888	177	61,065

	$882,118	$9,448	$891,566

Stock-based compensation – The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for stock options granted under the plans since they were granted at or above market price. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts shown below:

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation – cont’d:

	Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(135,804)	$116,473	$(90,228)	$(326,420)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(14,239)	(25,199)	(138,099)	(51,980)

Pro forma net income (loss)	$(150,043)	$91,274	$(228,327)	$(378,400)

Income (Loss) per share:
Basic – as reported	$(0.05)	$0.05	$(0.04)	$(0.13)

Basic – pro forma	$(0.06)	$0.04	$(0.09)	$(0.15)

Diluted – as reported	$(0.05)	$0.05	$(0.04)	$(0.13)

Diluted – pro forma	$(0.06)	$0.04	$(0.09)	$(0.15)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3% and 6.17% for 2004 and 2003; (b) a volatility factor of 42.8% and 43% for 2004 and 2003, respectively; and (c) an average expected option life of 7 years for 2004 and 2003.

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

2.	Inventories:

Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,783,980	$1,594,494
Work in process	4,248	895
Finished goods	798,195	729,948

	2,586,423	2,325,337
Less: Reserve for obsolescence	(199,793)	(130,885)

Net inventories	$2,386,630	$2,194,452

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Capital Lease Obligation with Related Party:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	June 30, 2004	December 31, 2003
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,437,800)	(1,335,100)

	$1,643,200	$1,745,900

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$320,303
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,611,367
Less amount representing interest and executory costs	(2,830,364)

Present value of net minimum lease payments under capital lease	$2,781,003

Deposits included in other assets paid under this lease agreement totaled $59,167 at June 30, 2004.

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the 1994 Plan for the six months ended June 30, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	272,817	$2.00 - $9.00
Options exercised	(1,500)	$5.00
Options cancelled	(11,900)	$2.50 - $6.00

Balance, June 30, 2004	259,417	$2.00 - $9.00

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 2004, options to purchase 235,852 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of the market value at the date of the grant and incentive stock options have a maximum term of 10 years.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Stock Option Plan – Cont’d:

The following table summarizes activity of the 2003 Plan for the six months ended June 30, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	82,100	$3.45 - $4.05
Options granted	17,400	$4.20 - $6.06
Options Cancelled	(3,000)	$3.87 - $4.05

Balance, June 30, 2004	96,500	$3.45 - $6.06

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of June 30, 2004, options to purchase 38,500 shares of Class A common stock were vested and exercisable under this plan.

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) (numerator for basic and diluted loss per share)	$(135,804)	$116,473	$(90,228)	$(326,420)
Denominator:
Denominator for basic loss per share -weighted average shares	2,541,649	2,540,453	2,541,117	2,540,349
Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	—	17,353	—	—
Less: shares assumed repurchased under treasury stock method	—	(12,618)	—	—

Weighted average shares outstanding-diluted	$2,541,649	$2,545,188	$2,541,117	$2,540,349

Basic earnings (loss) per share	$(0.05)	$0.05	$(0.04)	$(0.13)

Diluted earnings (loss) per share	$(0.05)	$0.05	$(0.04)	$(0.13)

Employee stock options and certain outstanding warrants are not included in the computation of earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 because the related shares are contingently issuable or to do so would have been anti-dilutive. At June 30, 2004 and 2003, the Company had 610,975 and 684,579 potentially dilutive common shares, respectively.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There has been no material change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein, as supplemented by the descriptions contained in Part II, Item I of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004 and Footnote 6 to the Company’s Condensed Consolidated Financial Statements contained therein.

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

Sales of fiber optic lighting products and systems accounted for 58% and 74% of the Company’s revenue during the quarters ended June 30, 2004 and 2003, respectively, while sales of LED lighting products and systems accounted for 37% and 21% of the Company’s revenue for the quarters ended June 30, 2004 and 2003, respectively. Sales of waterfall products accounted for 5% of the Company’s revenue during the quarters ended June 30, 2004. Although we anticipate that our market share for LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as international, pools and certain architectural and specialized applications such as display case lighting. The Company is in the process of broadening market applications for both product lines through the development of products designed to capture market segments that have not been serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term (1-3 years), management is working towards achieving and maintaining positive trends in the following areas:

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable (AR)/Accounts Payable (AP)/Inventory turnover)

•	Profitability

•	Shareholder Value

•	Developing new LED and fiber optic lighting products

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Three months ended June 30, 2004 vs. 2003

Results of Operations

	(Unaudited) Quarter Ended June 30,
	2004	2003	Change	% Change
Revenues	$2,770,577	$2,595,990	$174,587	7%
Cost of Sales	1,724,240	1,388,140	336,100	24%

Gross Margin	$1,046,337	$1,207,850	$(161,513)	-13%

Gross Margin %	38%	47%

Revenues for the three months ended June 30, 2004 were approximately $2,771,000 as compared to approximately $2,596,000 for the three months ended June 30, 2003, an increase of approximately $175,000 or 7%. Revenue growth in the period was seen primarily in the pool & spa market, $376,000, and the international market, $105,000. The increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales to a major spa manufacturer while the increase in revenue in the international market was mainly due to sales in Europe, the Middle East and Asia where the Company had little or no prior market presence. These increases were offset by decreases in the national accounts market, architectural market, and sign market of approximately $111,000, $160,000 and $30,000, respectively. The decreases in revenue in the architectural and sign markets were primarily due to price discounts offered during the period. The Company anticipates that this trend will continue due to competitive pressure mainly in the fiber optic business in an effort to maintain market share in this product line. The decrease in revenue in the national accounts market was a result of an initiative to absorb most of these accounts into architectural division to further streamline operations. Although sales of fiber optic lighting products and systems continues to be the Company’s primary source of revenue, the revenue share from sales of LED lighting products and systems continue to increase in the current period.

Gross margin for the quarter ended June 30, 2004 was approximately $1,046,000 or 38% as compared to approximately $1,208,000 or 47% for the quarter ended June 30, 2003. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The decrease in gross margin percent primarily resulted from the drop in sales of fiber optic products which are normally sold at higher gross margins and the increase in lower gross margin generating LED products. Price discounts offered on both product lines during the period as a result of market competition contributed further to the reduced gross margins.

Management expects to see improvement in its gross margin in the remainder of 2004 and beyond through improving new product cost management, improving product quality, continuing manufacturing process improvements and introducing new LED product applications that the Company expects to introduce to the market at higher gross margins as part of its plans to maximize market share. Management recognizes the continued market pressure to offer fiber optic products in both international and domestic markets at reduced prices. The Company anticipates that increased volume will help compensate for the lost gross margin dollars as a result of increased revenue and reduced product costing across the board due to increased demand for these products. Specific initiatives which management is implementing include, but are not limited to, the following:

1. Product Quality:

a. Continuing improvement of product quality through a more specific checklist-driven ongoing inspection of products from our offshore manufacturing partners.

b. Continuing product quality review by the Company and focused follow through and closure of quality issues, as well as documented, preventive procedures to mitigate possible recurrences.

c. Clearly defined accountability for manufacturing personnel and supervisors regarding quality control within the Company.

2. Product Pricing and Sourcing:

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

Operating Income (Loss)

	(Unaudited) Quarter Ended June 30,
	2004	2003	Change	% Change
Gross Margin	$1,046,337	$1,207,850	$(161,513)	-13%

Less operating expenses:
Selling, general & administrative	1,014,903	1,030,616	(15,713)	-2%
Research & development	109,558	95,590	13,968	15%

Total operating expenses	1,124,461	1,126,206	(1,745)	-0.2%

Operating income (loss)	(78,124)	81,644	(159,768)	-196%

Selling, general and administrative expenses were approximately $1,015,000 during the three months ended June 30, 2004 as compared to approximately $1,031,000 for the same period in 2003, a decrease of approximately $16,000 or 2%. The decrease was attributed to decreases in insurance expenses of $23,000, labor & fringe of $37,000, advertising and promotional expenses of $12,000 and royalty expense of $12,000 offset by the increases in repairs and maintenance of $33,000, legal expense of $30,000 and travel, commission and other selling expenses of $5,000. Management has made a concerted effort to decrease certain discretionary charges such as advertising and promotional expenses and insurance expenses and will continue to manage these charges in the future. Labor & fringe costs decreased due to changes in the organizational structure resulting in decreased head count. Royalty expense decreased as a result of lower revenue generated from sales of certain fiber optic lighting products and systems in the pool and spa market. The increase in repairs and maintenance expense was related to the timing of periodic maintenance on equipment used during production processes, and other building equipment such as the air conditioning units, elevator and other office equipment such as computers and printers. The increase in legal expense was primarily related to legal services received in the lawsuit the Company filed (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated. The Company currently expects that selling, general and administrative expenses will continue to decrease as management continues to focus on long-term initiatives to lower expenses and implement process improvements in both selling and administrative functions.

Research and development costs were approximately $110,000 during the three months ended June 30, 2004 as compared to approximately $96,000 during the same period in 2003. Management expects to increase research and development expenses in the future due to more aggressive product development initiatives to compete with the ever changing market for LED and fiber optic lighting technology. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The $272,948 reduction in EBITDA for the three months ending June 30, 2004, down from $389,023 for the same period in 2003, was primarily due to the reduction in gross margin as a result of price discounts offered during the period.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended June 30,
	2004	2003	Change	%
Net Income (Loss)	$(135,804)	$116,473	$(252,277)	-217%
Plus:
Interest	98,105	102,396	(4,291)	-4%
Depreciation	145,469	160,942	(15,473)	-10%
Amortization	8,305	9,212	(907)	-10%

EBITDA	116,075	389,023	(272,948)	-70%

% of Revenues	4%	15%

Interest expense of approximately $98,000 for the quarter ended June 30, 2004, as compared to approximately $102,000 for the same period in 2003, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $34,000 for the three months ended June 30, 2004 compared to approximately $119,000 for the same period in 2003. The decline was mainly due to one-time recovery of inventory related to the absence of non-recurring activity related to inventory claimed from a court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392) valued at approximately $48,000 and write-off of old credit balances in accounts receivable accounts of approximately $37,000. Both of these transactions transpired in the second quarter of 2003. The source of other income for the period was primarily rental income from subleasing excess warehouse capacity.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended June 30, 2004 and 2003, respectively.

Net loss for the three months ended June 30, 2004 was approximately $136,000 or $0.05 per basic and diluted common share, as compared to a net income of approximately $116,000, or $0.05 per basic and diluted common share, for the quarter ended June 30, 2003. The loss for the period was primarily due to the decline in the Company’s gross margin.

Six months ended June 30, 2004 vs. 2003

Results of Operations

	(Unaudited) Six Months Ended June 30,
	2004	2003	Change	% Change
Revenues	$5,878,735	$4,986,479	$892,256	18%
Cost of Sales	3,571,153	3,003,899	567,254	19%

Gross Margin	$2,307,582	$1,982,580	$325,002	16%

Gross Margin %	39%	40%		-1%

Total revenues for the six months ended June 30, 2004 were approximately $5,879,000 as compared to approximately $4,986,000 for the six months ended June 30, 2003 an increase of approximately $893,000 or 18%. Revenue growth in the period was seen primarily in the pool & spa market, $914,000, and the international market, $339,000. Increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales to a major spa manufacturer while the increase in revenue in the international market was mainly due to sales in Europe, the Middle East and Asia. The increases in revenue for the period were offset by decreases in national accounts of $185,000, architectural lighting of $154,000 and sign market of $22,000. The decreases in revenue in the architectural and sign markets were primarily due to price discounts offered during the period. The Company anticipates that this trend will continue due to competitive pressure mainly in the fiber optic business in an effort to maintain market share in this product line. The decrease in revenue in the national accounts market was a result of an initiative to absorb most of these accounts into architectural division to further streamline operations. Although sales of fiber optic lighting products and systems continues to be the Company’s primary source of revenue, the revenue share from sales of LED lighting products and systems continued to increase in the current period.

Gross margin for the six months ended June 30, 2004 was approximately $2,308,000 or 39% as compared to approximately $1,983,000 or 40% for the six months ended June 30, 2003. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The decrease in gross margin as a percent of sales primarily resulted from the drop in sales of fiber optic products which are normally sold at a higher gross margin and the increase in sales of LED products which are normally sold at a lower gross margin. Gross margin was further affected by sales of both product lines at discounted prices during the period.

Operating Income (Loss)

	(Unaudited) Six Months Ended June 30,
	2004	2003	Change	% Change
Gross Margin	$2,307,582	$1,982,580	$325,002	16%

Less operating expenses:
Selling, general & administrative	2,027,006	2,079,385	(52,379)	-3%
Research & development	232,066	216,297	15,769	7%

Total operating expenses	2,259,072	2,295,682	(36,610)	-2%

Operating income (loss)	48,510	(313,102)	361,612	115%

Selling, general and administrative expenses were approximately $2,027,000 for the six months ended June 30, 2004 as compared to approximately $2,079,000 for the same period in 2003, a decrease of approximately $52,000 or 3%. The main contributors to the decrease was the decline in labor & fringe costs of $76,000, advertising and promotional expenses of $55,000, travel expenses of $32,000, insurance costs of $25,000, office expense of $18,000 and royalty expense of $18,000. Apart from the decrease in royalty expense, all other decreases were a result of management’s continued focus to control discretionary expenses. Royalty expense decreased as a result of lower revenue generated from sales of certain fiber optic lighting products and systems in the pool and spa market. These decreases were offset by increases in commission expense of $68,000, bad debt expense of $50,000, repairs and maintenance of $33,000 and legal expense of $19,000. Commission expense increased as a result of the increase revenues from the sale of LED lighting products and systems during the period. Bad debt expense increased as a result of potentially uncollectable accounts abroad relating to increased sales activity in that region. The increase in repairs and maintenance expense was related to the timing of periodic maintenance on equipment used during production processes, and other building equipment such as the air conditioning units, the elevator and other office equipment such as computers and printers. The increase in legal expense was primarily related to legal services received in the lawsuit the Company filed (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term measures to lower expenses and implement operational improvements in both selling and administrative functions.

Research and development costs were approximately $232,000 for the six months ended June 30, 2004 as compared to approximately $216,000 for the same period in 2003. The increase in research and development expense was related to increases in consulting fees, product certification expenses, and office expenses of approximately $14,000, $9,000 and $5,000, respectively. The increases were offset by decreases in labor & fringe costs of $8,000 and direct material costs of $4,000. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the near future as a result of anticipated new product development and other related R&D activities.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance. The primary contributors to the $197,355 increase in EBITDA for the six months ended June 30, 2004 compared to the same period in the prior year were increased revenue and gross margin dollars as a result of marketing efforts in international markets, specifically Europe, the Middle East and Asia, combined with OEM sales to a major spa manufacturer in the pool and spa market.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Six Months Ended June 30,
	2004	2003	Change	%
Net Loss	$(90,228)	$(326,420)	$236,192	-72%
Plus:
Interest	197,961	205,736	(7,775)	-4%
Depreciation	287,485	323,704	(36,219)	-11%
Amortization	24,058	18,901	5,157	27%

EBITDA	419,276	221,921	197,355	89%

% of Revenues	7%	4%

Interest expense of approximately $198,000 for the six months ended June 30, 2004, as compared to approximately $206,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $68,000 for the six months ended June 30, 2004 compared to approximately $167,000 for the same period in 2003. The source of other income for the six months ended June 30, 2004 was primarily rental income from subleasing excess warehouse capacity. Income from subleasing activities declined $27,000 during the period. In addition, the decline was due to the absence of one-time recovery of inventory related to the absence of non-recurring activity related to inventory claimed from a court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392) valued at approximately $48,000 and write-off of old credit balances in accounts receivable accounts of approximately $24,000. Both of these transactions transpired during 2003.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2004 and 2003.

The net loss for the six months ended June 30, 2004 was approximately $90,000, or $0.04 per basic and diluted common share, as compared to a net loss of approximately $326,000, or $0.13 per basic and diluted common share, for the six months ended June 30, 2003.

Liquidity and Capital Resources

At June 30, 2004 the Company had working capital of approximately of $4,602,000, a decrease of approximately 1% compared to working capital of approximately $4,575,000 at December 31, 2003.

During the six months ended June 30, 2004, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited) June 30, 2004	December 31, 2003	Change	% Change
Selected Balance Sheet Items
Cash and investments	2,114,114	2,380,459	(266,345)	-11%
Trade accounts receivable, net	1,588,964	1,342,997	245,967	18%
Inventories, net	2,386,630	2,194,452	192,178	9%
Accounts payable	1,479,390	1,214,206	265,184	22%

Net cash used in operations amounted to approximately $79,000 for the six months ended June 30, 2004 as compared to approximately $62,000 for the six months ended June 30, 2003. The most significant use of cash was generated by increases in inventories and accounts receivable of approximately $192,000 and $246,000, respectively. The increase in inventory was primarily due to new LED lighting system products developed by the Company for the OEM spa market. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time versus the risk of inventory obsolescence due to changing technology and customer requirements. Management implemented cycle-counting and enhanced incoming quality inspection on products received from domestic sources as well as overseas. The increase in accounts receivable was primarily due to increased sales volume in the latter part of the quarter ended June 30, 2004 and the timing of payments from customers. The use of cash was offset by increases in accounts payable of approximately $265,000. The increase in accounts payable was due to timing of payments to suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2004 amounted to approximately $142,000 and was primarily related to the acquisition of approximately $118,000 in tooling, manufacturing equipment, and computers and the investment of approximately $15,000 in patents and trademarks. The Company also reinvested interest and dividend income of approximately $9,000 in a fixed income mutual fund during the six months ended June 30, 2004.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2004 was approximately $64,000 relating to payments on the capital lease obligation on the Company’s facility of $71,000, offset by proceeds from exercise of employee stock options of $7,000.

Contractual Obligations

Related Party Capital Lease Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the six months ended June 30, 2004 and 2003 amounted to approximately $321,000 and $308,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$320,303
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,611,367
Less amount representing interest and executory costs	(2,830,364)

Present value of net minimum lease payments under capital lease	$2,781,003

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978.17 and further awarded an additional amount for legal fees and costs of $834,297.40. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of June 30, 2004, Mr. Kingstone has provided $350,000 in a form of Letter of Credit, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. Both Kingstone Funds and Third Party Funds were subsequently returned after being held for bonding in connection with collection activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at June 30, 2004 and December 31, 2003.

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

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There has been no material change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein, as supplemented by the descriptions contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004 and Footnote 6 to the Company’s Condensed Consolidated Financial Statements contained therein.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 13, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Brett M. Kingstone with 3,923,393 votes cast for and zero votes withheld), Edgar Protiva with 3,923,393 votes cast for and zero votes withheld), Fritz Zeck with 3,923,393 votes cast for and zero votes withheld), Brian McCann with 3,923,393 votes cast for and zero votes withheld), Anthony Nicolosi with 3,923,393 votes cast for and zero votes withheld), and David Feldman with 3,923,393 votes cast for and zero votes withheld,

The stockholders also (i) ratified the appointment of Gallogly, Fernandez & Riley LLP as the independent auditors for the Company for the year ending December 31, 2004 with 3,925,243 votes cast for, zero against, zero abstaining

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

	Exhibit Number	Document Description

	31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K	The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ BRETT M. KINGSTONE	Date: August 16, 2004
Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANILO REGALADO	Date: August 16, 2004
Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)