Form 10QSB
period 2004-09-30
SUPER VISION INTERNATIONAL INC
filed 2004-11-12
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 11, 2004:
Class A Common Stock, $.001 par value	2,058,814 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$950,674	$1,507,360
Investments	897,700	873,099
Trade accounts receivable, less allowance for doubtful accounts of $139,120 and $127,830	1,778,482	1,342,997
Inventories, less reserve of $210,031 and $130,885	2,613,342	2,194,452
Prepaid expense	151,873	100,099
Other assets	14,349	8,719

Total current assets	6,406,420	6,026,726

Property and Equipment	7,425,003	7,378,636
Accumulated depreciation and amortization	(4,433,157)	(4,068,719)

Net property and equipment	2,991,846	3,309,917

Goodwill	17,781	17,781
Patents and trademarks, less amortization of $78,785 and $65,469	132,463	130,773
Other assets	134,394	137,451

	$9,682,904	$9,622,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,519,394	$1,214,206
Accrued compensation and benefits	74,050	79,510
Deposits	19,484	14,805
Current portion of obligation under capital lease with related party	173,027	142,780

Total current liabilities	1,785,955	1,451,301

Obligation under capital lease with related party, less current portion	2,570,410	2,709,571

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 6,610,866 shares authorized, 2,058,814 and 2,057,314 issued and outstanding	2,059	2,058
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in-capital	10,564,358	10,556,883
Accumulated deficit	(5,229,910)	(5,076,838)
Accumulated other comprehensive loss	(10,451)	(20,810)

Total stockholders’ equity	5,326,539	5,461,776

	$9,682,904	$9,622,648

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Operations – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$2,991,329	$2,931,830	$8,870,065	$7,918,309
Cost of sales	1,875,883	1,508,208	5,447,036	4,512,108

Gross margin	1,115,446	1,423,622	3,423,029	3,406,201

Operating expenses:
Selling, general and administrative	1,014,171	1,069,363	3,041,177	3,148,747
Research and development	108,869	88,401	340,935	304,698

Total operating expenses	1,123,040	1,157,764	3,382,112	3,453,445

Operating income (loss)	(7,594)	265,858	40,917	(47,244)

Non-Operating Income (Expense):
Interest income	7,612	7,197	20,054	22,212
Interest expense	(97,147)	(101,137)	(295,108)	(306,873)
Loss on disposal of fixed assets	—	(12,967)	(21,451)	(2,621)
Other income	34,284	47,487	102,516	214,544

Total non-operating expense	(55,251)	(59,420)	(193,989)	(72,738)

Net Income (Loss)	$(62,845)	$206,438	$(153,072)	$(119,982)

Net Income (Loss) Per Common Share:

Basic and diluted	$(0.02)	$0.08	$(0.06)	$(0.05)

Weighted average shares outstanding:
Basic	2,542,078	2,540,578	2,541,441	2,540,426

Diluted	2,542,078	2,556,486	2,541,441	2,540,426

See accompanying notes to unaudited condensed consolidated financial statements.

Super Vision International, Inc.

Condensed Consolidated Statements of Cash Flows – unaudited

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(153,072)	$(119,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	430,291	487,814
Amortization of intangible assets and other assets	44,702	31,894
Bond premium amortization	—	1,021
Loss on disposal of fixed assets	21,451	2,621
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(435,485)	376,381
Inventories	(418,890)	799,246
Prepaid expense	(51,774)	2,395
Other assets	(33,960)	1,651
Increase (decrease) in:
Accounts payable	305,188	(985,375)
Accrued compensation and benefits	(5,460)	(17,635)
Deposits	4,679	(42,751)

Total adjustments	(139,258)	657,262

Net cash (used in) provided by operating activities	(292,330)	537,280

Cash Flows from Investing Activities:
Purchase of property and equipment	(133,671)	(114,089)
Purchase of investments	(14,242)	(19,027)
Proceeds from sale of investments	—	546,295
Proceeds from disposal of fixed assets	—	18,817
Acquisition of patents and trademarks	(15,005)	(2,440)

Net cash (used in) provided by investing activities	(162,918)	429,556

Cash Flows from Financing Activities:
Payments on capital lease obligation	(108,914)	(84,588)
Proceeds from exercise of employee stock options	7,476	748

Net cash used in financing activities	(101,438)	(83,840)

Net (Decrease) Increase in Cash and Cash Equivalents	(556,686)	882,996
Cash and Cash Equivalents, beginning of period	1,507,360	363,234

Cash and Cash Equivalents, end of period	$950,674	$1,246,230

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004 or for any future period.

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

Investments – Marketable equity securities and debt securities are classified either as available-for-sale or held to maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The Company had no debt securities at September 30, 2004.

The amortized cost, unrealized gains, and fair values of the Company’s investments held at September 30, 2004 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$826,361	$10,127	$836,488
Money Market Funds	60,888	324	61,212

	$887,249	$10,451	$897,700

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(62,845)	$206,438	$(153,072)	$(119,982)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(15,429)	(17,723)	(155,638)	(69,703)

Pro forma net income (loss)	$(78,274)	$188,715	$(308,710)	$(189,685)

Income (Loss) per share:
Basic – as reported	$(0.02)	$0.08	$(0.06)	$(0.05)
Basic – pro forma	$(0.03)	$0.07	$(0.12)	$(0.07)

Diluted – as reported	$(0.02)	$0.08	$(0.06)	$(0.05)
Diluted – pro forma	$(0.03)	$0.08	$(0.12)	$(0.07)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3% and 6.17% for 2004 and 2003; (b) a volatility factor of 42.6% and 53% for 2004 and 2003, respectively; and (c) an average expected option life of 7 years for 2004 and 2003.

New accounting pronouncements – The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2004. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and, other than disclosed in these notes to the consolidated financial statements, does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Reclassifications- Certain items in the financial statements of the prior period have been reclassified to conform with current period presentation.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

2.	Inventories:

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,922,919	$1,594,494
Work in process	12,958	895
Finished goods	887,496	729,948

	2,823,373	2,325,337
Less: Reserve for obsolescence	(210,031)	(130,885)

Net inventories	$2,613,342	$2,194,452

3.	Capital Lease Obligation with Related Party:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	September 30, 2004	December 31, 2003
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,489,150)	(1,335,100)

	$1,591,850	$1,745,900

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$160,281
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,451,345
Less amount representing interest and executory costs	(2,707,908)

Present value of net minimum lease payments under capital lease	$2,743,437

Deposits included in other assets paid under this lease agreement totaled $59,167 at September 30, 2004.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

The following table summarizes activity of the 1994 Plan for the nine months ended September 30, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	272,817	$1.90 -$9.00
Options exercised	(1,500)	$5.00
Options cancelled	(14,100)	$2.50 -$6.50

Balance, September 30, 2004	257,217	$1.90 -$9.00

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 2004, options to purchase 235,685 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

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

The following table summarizes activity of the 2003 Plan for the nine months ended September 30, 2004:

	Number of Shares Under Option	Option Price Per Share
Balance, January 1, 2004	82,100	$3.45 -$4.05
Options granted	17,700	$3.95 -$6.06
Options cancelled	(5,000)	$3.87

Balance, September 30, 2004	94,800	$3.45 -$6.06

Options granted typically vest ratably over a three-year period or vest based on achievement of performance criteria. As of September 30, 2004, options to purchase 51,033 shares of Class A common stock were vested and exercisable under this plan.

Super Vision International, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) (numerator for basic and diluted loss per share)	$(62,845)	$206,438	$(153,072)	$(119,982)
Denominator:
Denominator for basic loss per share -weighted average shares	2,542,078	2,540,578	2,541,441	2,540,426

Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	—	53,334	—	—
Less: shares assumed repurchased under treasury stock method	—	(37,426)	—	—

Weighted average shares outstanding-diluted	2,542,078	2,556,486	2,541,441	2,540,426

Basic earnings (loss) per share	$(0.02)	$0.08	$(0.06)	$(0.05)

Diluted earnings (loss) per share	$(0.02)	$0.08	$(0.06)	$(0.05)

Employee stock options and certain outstanding warrants are not included in the computation of earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 because the related shares are contingently issuable or to do so would have been anti-dilutive. At September 30, 2004 and 2003, the Company had 819,729 and 812,946 potentially dilutive common shares, respectively.

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There has been no material change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein, as supplemented by the descriptions contained in Part II, Item I of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 and Footnote 6 to the Company’s Condensed Consolidated Financial Statements contained therein.

I tem 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales of fiber optic lighting products and systems accounted for 47% and 69% of the Company’s revenue during the quarters ended September 30, 2004 and 2003, respectively, while sales of LED lighting products and systems accounted for 49% and 26% of the Company’s revenue for the quarters ended September 30, 2004 and 2003, respectively. Sales of waterfall products accounted for 4% and 5% of the Company’s revenue during the quarters ended September 30, 2004 and 2003, respectively. Although we anticipate that revenue share for our LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as international, pools and certain architectural and specialized applications such as display case and other unique accent lighting. The Company continues working towards broadening market applications for both product lines through the development of products designed to capture markets that have not been traditionally serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term (1-3 years), management is working towards achieving and maintaining positive trends in the following areas:

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable/Accounts Payable/Inventory turnover)

•	Profitability

•	Shareholder Value

•	Developing new LED and fiber optic lighting products

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Three months ended September 30, 2004 vs. 2003

Results of Operations

	(Unaudited) Quarter Ended September 30,
	2004	2003	Change	% Change
Revenues	$2,991,329	$2,931,830	$59,499	2%
Cost of Sales	1,875,883	1,508,208	367,675	24%

Gross Margin	$1,115,446	$1,423,622	$(308,176)	(22)%

Gross Margin %	37%	49%

Revenues for the three months ended September 30, 2004 were approximately $2,991,000 as compared to approximately $2,932,000 for the three months ended September 30, 2003, an increase of approximately $59,000 or 2%. Revenue growth in the period was seen primarily in the pool & spa market, $429,000, and the international market, $61,000. The increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales of LED based products to major spa manufacturers. The increase in revenue in the international market was mainly due to sales in the Asia Pacific region and Latin America where the Company had little or no prior market presence. These increases were offset by decreases in national account sales, and sales in the architectural lighting and the sign lighting markets (now combined as commercial lighting) of approximately $56,000 and $375,000, respectively. The decrease in revenue in the national accounts market was primarily a result of an initiative to absorb most of these accounts into the architectural division to further streamline operations. The decrease in revenue in the commercial lighting market was primarily driven by decreases in sign lighting sales volume as a result of the consolidation of sign and architectural lighting divisions into the commercial lighting division at the beginning of the quarter ended September 30, 2004. Management anticipates that this consolidation, while initially causing a temporary decline in revenue from signs, will eventually lead to a more focused and broader approach on servicing sign lighting customers through our current network of commercial lighting agents across the US and Canada. This change allows our network of eighty one independent lighting sales representatives to sell the Company’s LED and fiber optic lighting systems and other products to the commercial market. We expect to see benefits from this strategy during late 2004 and the 1st quarter of 2005 as our independent agents are trained and equipped with basic knowledge of the products and effective selling tools. We also plan to focus on national accounts by encouraging key national account personnel to devote efforts to promoting growth in this market. Revenues from the sale of LED lighting systems, fiber optic lighting systems and waterfall products were 49%, 47% and 4% of total revenue during the three month period, respectively.

Gross margin for the quarter ended September 30, 2004 was approximately $1,115,000 or 37% as compared to approximately $1,424,000 or 49% for the quarter ended September 30, 2003. Gross margin is dependent, in part, on product mix, revenue mix among our three markets – commercial, pools & spas and international, as well as the demands of customers, which fluctuate from time to time. The decrease in gross margin percent primarily resulted from the decline in revenues from the sale of fiber optic products, particularly within the commercial lighting market, which are normally sold at higher gross margins, and the increase in sales of lower gross margin LED products, particularly to recently established pool and spa OEM accounts. Price discounts offered on both product lines during the period due to market competition further contributed to the reduction in gross margin.

Management expects to see improvement in gross margin in the fourth quarter of 2004 and beyond through continuing new product cost management, improving product quality, continuing manufacturing process improvements and introducing new LED product applications that the Company expects to introduce to the market at higher gross margins as part of its plans to maximize market share. Management also anticipates increased revenues to come from its international and commercial markets at their normal higher gross margin levels. Management recognizes that continued competitive market pressures remain on its fiber optic products in both international and domestic markets. However, management expects modest price increases on fiber optic products in the near future as part of an anticipated price increase within the lighting industry to offset certain raw material price increases. The Company also anticipates that increased sales volume will help compensate for the lost gross margin dollars resulting from increased revenue and reduced product costing for LED products. Specific initiatives which management is implementing include, but are not limited to, the following:

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

Operating Income (Loss)

	(Unaudited) Quarter Ended September 30,
	2004	2003	Change	% Change
Gross Margin	$1,115,446	$1,423,622	$(308,176)	(22)%

Less operating expenses:
Selling, general & administrative	1,014,171	1,069,363	(55,192)	(5)%
Research & development	108,869	88,401	20,468	23%

Total operating expenses	1,123,040	1,157,764	(34,724)	(3)%

Operating income (loss)	$(7,594)	265,858	$(273,452)	(103)%

Selling, general and administrative (SGA) expenses were approximately $1,014,000 during the three months ended September 30, 2004 as compared to approximately $1,069,000 for the same period in 2003, a decrease of approximately $55,000 or 5%. Decreases in bad debt expense of $57,000, building maintenance of $20,000, labor & fringe charges of $16,000, commission expense of $12,000, travel expenses of $14,000 and office expenses of $3,000 were offset by increases in advertising expenses of $44,000, and temporary staffing expenses of $23,000. Reductions in bad debt were a result of focused collection efforts. The reduction in repairs and maintenance expense was related to the timing of periodic maintenance on equipment used during production processes, and other building equipment such as the air conditioning units, elevator and other office equipment such as computers and printers. Labor & fringe costs decreased due to changes in the organizational structure resulting in decreased head count. Reductions in travel expenses, office expenses and other discretionary charges were the result of management’s continued efforts to reduce cost. The decreases were offset by increases in advertising and promotional expenses in preparation for the launch of our new SaVi TM LED lighting system. Temporary staff charges increased in order to fill staffing needs in key administrative functions such as accounting and sales support.

Research and development costs were approximately $109,000 during the three months ended September 30, 2004 as compared to approximately $88,000 during the same period in 2003. Management expects to see increased research and development expenses in the future due to more aggressive product development initiatives primarily related to the development of LED products and testing and certification of the Company’s new SaVi TM LED lighting system which will be introduced to the commercial lighting market in the fourth quarter of 2004. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of these initiatives.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The $286,926 reduction in EBITDA for the three months ending September 30, 2004, down to $197,752 from $484,678 for the same period in 2003, was primarily due to the reduction in gross margin as a result of price discounts offered during the period and the shift in sales mix to LED lighting products from fiber optic lighting systems. Revenues from the sale of LED lighting products were 49% of total revenue, while fiber optic lighting products represented 47% of total revenues. LED lighting systems generate lower gross margins than fiber optic lighting products.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended September 30,
	2004	2003	Change	%
Net Income (Loss)	$(62,845)	$206,438	$(269,283)	(130)%
Plus:
Interest	97,147	101,137	(3,990)	(4)%
Depreciation	142,806	164,110	(21,304)	(13)%
Amortization	20,644	12,993	7,651	59%

EBITDA	$197,752	484,678	$(286,926)	(59)%

% of Revenues	7%	17%

Interest expense of approximately $97,000 for the quarter ended September 30, 2004, as compared to approximately $101,000 for the same period in 2003, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $34,000 for the three months ended September 30, 2004 compared to approximately $47,000 for the same period in 2003. The source of other income for the period was primarily rental income from subleasing excess warehouse capacity. Subleasing agreements in place during the quarter ended September 30, 2003 have subsequently been terminated in accordance with the agreements and were not renewed. The Company was not able to obtain new tenants during the quarter ended September 30, 2004, resulting in a reduction in other income from subleasing activities compared to the same period in 2003.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended September 30, 2004 and 2003, respectively.

Net loss for the three months ended September 30, 2004 was approximately $63,000 or $0.02 per basic and diluted common share, as compared to net income of approximately $206,000, or $0.08 per basic and diluted common share, for the quarter ended September 30, 2003. The loss for the period was primarily due to the decline in the Company’s gross margin due to the shift in product mix. Revenues from the sale of LED lighting products were 49% of total revenue, while fiber optic lighting products represented 47% of total revenues. LED lighting systems generate a lower gross margin than fiber optic lighting products. Pricing discounts on fiber optic lighting systems sold during the period to encourage an increase in demand further reduced gross margin.

Nine months ended September 30, 2004 vs. 2003

Results of Operations

	(Unaudited) Nine Months Ended September 30,
	2004	2003	Change	% Change
Revenues	$8,870,065	$7,918,309	$951,756	12%
Cost of Sales	5,447,036	4,512,108	934,928	21%

Gross Margin	$3,423,029	$3,406,201	$16,828	0.5%

Gross Margin %	39%	43%

Total revenues for the nine months ended September 30, 2004 were approximately $8,870,000 as compared to approximately $7,918,000 for the nine months ended September 30, 2003 an increase of approximately $952,000 or 12%. Revenue growth in the period was seen primarily in the pool & spa market, $1,343,000, and the international market, $401,000. Increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales to major spa manufacturers while the increase in revenue in the international market was mainly due to sales in the Asia Pacific region and Latin America where the Company had little or no prior market presence. The increases in revenue for the period were offset by decreases in national accounts of $241,000 and architectural lighting and signs (now commercial lighting) of $551,000. The decrease in revenue in the commercial lighting market was primarily driven by decreases in sign lighting sales volume as a result of the consolidation of sign and architectural lighting divisions into the commercial lighting division. Management anticipates that this consolidation, while initially causing a temporary decline in revenue from signs, will eventually lead to a more focused and broader approach on servicing sign lighting customers through our current network of commercial lighting agents across the US and Canada. This change allows our network of eighty one independent lighting sales representatives to sell the Company’s LED and fiber optic lighting systems to the sign lighting market in addition to selling products to the commercial market. We expect to see benefits from this strategy during late 2004 and the first quarter of 2005 as the independent agents are trained and equipped with basic knowledge of the products and effective selling tools. We also plan to focus on national accounts by encouraging key national account personnel to devote efforts to promoting growth in this market. Although sales of fiber optic lighting products and systems continues to be the Company’s primary source of revenue, the gap between revenue share from sales of LED lighting products and systems continued to narrow in the current period. Sales of fiber optic and LED lighting products and systems, and waterfall products were 54%, 42% and 4% of the Company’s revenue during the nine months ended September 30, 2004, respectively. During the same period in 2003, sales of fiber optic and LED lighting products and systems were 73% and 22% of the Company’s revenues, respectively, while sales of waterfall products accounted for 5% of the Company’s revenues.

Gross margin for the nine months ended September 30, 2004 was approximately $3,423,000 or 39% as compared to approximately $3,406,000 or 43% for the nine months ended September 30, 2003. Gross margin is dependent, in part, on product mix, revenue mix among our three markets – commercial, pools & spas and international, as well as the demands of customers, which fluctuate from time to time. The decrease in gross margin percent primarily resulted from the decline in revenues from the sale of fiber optic products, particularly within the commercial lighting market, which are normally sold at higher gross margins, and the increase in sales of lower gross margin LED products, particularly to recently established pool and spa OEM accounts. Price discounts offered on both product lines during the period due to market competition further contributed to the reduction in gross margin. Management recognizes that continued competitive market pressures remain on the Company’s fiber optic products in both international and domestic markets. However management expects modest price increases on fiber optic products and light sources in the near future as part of an anticipated price increase within the lighting industry to offset certain raw material price increases. The Company also anticipates that increased sales volume will help compensate for the lost gross margin dollars resulting from increased revenue and reduced product costing for LED products.

Operating Income (Loss)

	(Unaudited) Nine Months Ended September 30,
	2004	2003	Change	% Change
Gross Margin	$3,423,029	$3,406,201	$16,828	0.5%

Less operating expenses:
Selling, general & administrative	3,041,177	3,148,747	(107,570)	(3)%
Research & development	340,935	304,698	36,237	12%

Total operating expenses	3,382,112	3,453,445	(71,333)	(2)%

Operating income (loss)	$40,917	$(47,244)	$88,161	187%

Selling, general and administrative expenses were approximately $3,041,000 for the nine months ended September 30, 2004 as compared to approximately $3,149,000 for the same period in 2003, a decrease of approximately $108,000 or 3%. This decrease is primarily due to decreases in labor and fringe of $93,000, travel costs of $50,000, advertising expense of $37,000, royalty expense of $29,000 and insurance cost of $25,000. Royalty expense declined due to the decline in certain sales subject to royalty fees in the pool and spa market. All other reductions were primarily due to management’s efforts to control certain discretionary charges. These decreases were offset in part by increases in commission expense of $53,000 mainly due to increase in pool and spa revenue for the period, temporary staffing of $31,000, legal expenses of $26,000 and taxes other than federal income tax of $16,000. Temporary staff charges increased in order to fill staffing needs in administrative functions such as accounting and sales support. Legal fees associated with the lawsuit the Company filed (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated accounted for the increase in legal expense. Increases in Delaware franchise tax accounted for the increase in taxes during the period. Super Vision is a Delaware corporation. The Company currently expects that selling, general and administrative expenses will continue to decrease as management focuses on long-term measures to lower expenses and implement operational improvements in both selling and administrative functions.

Research and development costs were approximately $341,000 for the nine months ended September 30, 2004 as compared to approximately $305,000 for the same period in 2003. Management expects to see increased research and development expenses in the future due to more aggressive product development initiatives primarily related to the development of LED products, testing and certification of the Company’s new SaVi TM LED lighting system which will be introduced in the commercial lighting market in the fourth quarter of 2004. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of these initiatives.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance. The primary contributor to the $89,477 decrease in EBITDA for the nine months ended September 30, 2004 compared to the same period in the prior year was lower gross margin dollars due to the shift in product mix. Revenues from fiber optic lighting products and LED lighting products for the nine months ended September 30, 2004 were 54% and 42%, respectively, compared to 73% and 22% in the prior year. Revenues from LED lighting systems generate lower gross margin dollars.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Nine Months Ended September 30,
	2004	2003	Change	%
Net Loss	$(153,072)	$(119,982)	$(33,090)	28%
Plus:
Interest	295,108	306,783	(11,675)	(4)%
Depreciation	430,294	487,814	(57,520)	(12)%
Amortization	44,702	31,894	12,808	40%

EBITDA	$617,032	$706,509	$(89,477)	(13)%

% of Revenues	7%	9%

Interest expense of approximately $295,000 for the nine months ended September 30, 2004, as compared to approximately $307,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $103,000 for the nine months ended September 30, 2004 compared to approximately $215,000 for the same period in 2003. The source of other income for the nine months ended September 30, 2004 was primarily rental income from subleasing excess warehouse capacity. Income from subleasing activities declined $40,000 during the period. In addition, other income declined due to the absence of a one-time, non-recurring activity related to inventory claimed from a court ordered release of certain fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392) valued at approximately $48,000, and a write-off of old credit balances in accounts receivable accounts of approximately $24,000. Both of these transactions transpired during 2003.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2004 and 2003.

The net loss for the nine months ended September 30, 2004 was approximately $153,000, or $0.06 per basic and diluted common share, as compared to a net loss of approximately $120,000, or $0.05 per basic and diluted common share, for the nine months ended September 30, 2003.

Liquidity and Capital Resources

At September 30, 2004 the Company had working capital of approximately of $4,620,000 compared to working capital of approximately $4,575,000 at December 31, 2003. During the nine months ended September 30, 2004, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited) September 30, 2004
		December 31, 2003
Selected Balance Sheet Items			Change	% Change
Cash and investments	$1,848,374	$2,380,459	$(532,085)	(22)%
Trade accounts receivable, net	$1,778,482	$1,342,997	$435,485	32%
Inventories, net	$2,613,342	$2,194,452	$418,890	19%
Accounts payable	$1,519,394	$1,214,206	$305,188	25%

Net cash used in operations amounted to approximately $292,000 for the nine months ended September 30, 2004 as compared to approximately $537,000 provided by operating activities for the nine months ended September 30, 2003. The most significant use of cash was generated by increases in inventories and accounts receivable of approximately $419,000 and $435,000, respectively. The increase in inventory was primarily due to new LED lighting system products developed by the Company for the OEM spa market. Control measures have been implemented to maintain inventory at levels designed to balance competitive lead-time versus the risk of inventory obsolescence due to changing technology and customer requirements. Management implemented cycle-counting and enhanced incoming quality inspection on products received from domestic sources as well as overseas. The increase in accounts receivable was primarily due to the timing of payments from customers. The use of cash was offset by increases in accounts payable of approximately $305,000. The increase in accounts payable was due to timing of payments to suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2004 amounted to approximately $163,000 and was primarily related to the acquisition of approximately $134,000 in tooling, manufacturing equipment, and computers and the investment of approximately $15,000 in patents and trademarks. The Company also reinvested interest and dividend income of approximately $14,000 in a fixed income mutual fund during the nine months ended September 30, 2004.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $101,000 relating to payments on the capital lease obligation on the Company’s facility of $109,000, offset by proceeds from exercise of employee stock options of $7,000.

Contractual Obligations

Related Party Capital Lease Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the nine months ended September 30, 2004 and 2003 amounted to approximately $481,000 and $468,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2004 and years subsequent thereto in the aggregate are as follows:

2004	$160,281
2005	659,821
2006	673,176
2007	692,811
2008	706,836
2009 and thereafter	2,558,420

Minimum lease payments	5,451,345
Less amount representing interest and executory costs	(2,707,908)

Present value of net minimum lease payments under capital lease	$2,743,437

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978.17 and further awarded an additional amount for legal fees and costs of $834,297.40. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of September 30, 2004, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. To date, the Company has not recovered any funds from Collection Activities.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at September 30, 2004 and December 31, 2003.

Item 3. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules, regulations and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. There has been no material change in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and Footnote 11 to the Company’s Consolidated Financial Statements contained therein, as supplemented by the descriptions contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 and Footnote 6 to the Company’s Condensed Consolidated Financial Statements contained therein.

Item 6. Exhibits

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/Brett M. Kingstone	Date: November 12, 2004
Brett M. Kingstone, Chief Executive Officer
(Principal Executive Officer)

By:	/s/Danilo Regalado	Date: November 12, 2004
Danilo Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)