Form 10KSB
period 2004-12-31
SUPER VISION INTERNATIONAL INC
filed 2005-03-30
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

CLASS A COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

State issuer’s revenues for its most recent fiscal year: $11,894,666.

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant computed by reference to the last sale price at which the stock was sold on March 15, 2005 was $6,287,408

As of March 15, 2004, there were issued and outstanding: 2,058,814 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):

Yes ☐    No ☒

Documents Incorporated by Reference:

Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB. The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21 E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-KSB are made pursuant to the Act. Words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with our ability to meet our financial obligations;

•	associated with the relative success of sales, marketing and product development;

•	competition, including price competition;

•	general economic and business conditions; and

•	terrorist activities and the prospect of or the actuality of war

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

GENERAL

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting products and systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products globally through multiple networks of independent sales representatives and distributors.

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

During 2004, the Company’s SIDE-GLOW® and END GLOW® cable products accounted for approximately 25% of the Company’s total revenues compared to 33% in the prior year.

LIGHT SOURCES

The Company manufactures a variety of light sources used in conjunction with its SIDE-GLOW® and END GLOW® fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. The Company currently manufactures numerous standard catalog light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW® applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. The Company also manufactures a wide variety of custom light sources for specific market applications based on a survey of customer lighting needs.

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

Light source product lines represented approximately 24% of the Company’s total revenue during 2004 compared to 33% in the prior year. The Company believes that maintaining a competitively priced and commercially superior line of light sources is critical to continued growth in all of the Company’s product lines and markets. The Company plans to devote significant resources to continue development of light source products and markets.

LED LIGHTING SYSTEMS

During 2001, the Company introduced a line of lighting products using Light-Emitting-Diode (LED) technology for signs, safety/warning lamps, lighting strips, swimming pools and spas, architectural lighting, or wherever an energy efficient light source is required. The Company’s Flex-LED and Border Light products have been designed to reduce sign energy use, maintenance and service. Due to the longevity of the LED’s, LED lighting products can last up to 100,000 hours or twelve years running 24 hours a day depending on color. The Company’s FlexLED strip and Border Light products are low voltage and are available in a variety of monochromatic colors and are up to 70% more energy efficient than neon. The products are relatively easy to install, not requiring any special training or skills. LED lighting products and systems accounted for approximately 41% of the Company’s total revenue in 2004, compared to 23% in the prior year. The Company believes that this product line is still in its growth mode and offers significant growth potential in the sign and national account markets.

SaVi – ARCHITECTURAL LED LIGHTING

In mid-2004, the Company began the strategic development of a new line of energy efficient LED lighting products targeted at the Commercial/Architectural lighting market. The SaVi Flood, SaVi Spot, SaVi Tube, SaVi Accent, SaVi Step Light and SaVi Flood Strip are the first products offered by the Company in what is expected to be a complete line of products that are being designed and manufactured to aggressively pursue this market. Investment in the development of these products was made in 2004 and the product line was introduced and approved for production in the 1st quarter of 2005. This new product line did not generate any revenue in 2004. The company expects revenue from the new SaVi line in 2005 and significant growth from this product line in years to come.

LIGHTING ACCESSORIES

The Company sells a variety of lighting accessories and fixtures for use with its fiber optic cables and light sources. These fixtures include underwater lens assemblies, display case fixtures, down-lights and landscape accessories. The accessories and fixtures are used to provide direct object lighting, decorative accent lighting and special effect lighting. The Company believes that providing these fixtures and accessories to the market enhances the Company’s ability to market its fiber optic products as a full lighting package, as opposed to a component line. Lighting accessories accounted for approximately 6% of the Company’s total revenues during 2004 and 2003, respectively.

WATERFALLS

The Company designs, manufactures, markets and sells fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its Oasis Waterfalls brand. During 2004 and 2003, revenue from the sale of Oasis Waterfalls’ products was approximately 4% of the Company’s total revenue.

SALES AND MARKETING

The Company’s products are utilized in a wide variety of applications; consequently, the Company utilizes unique marketing channels and strategies to address target users.

COMMERCIAL (Architectural and Sign Lighting):

The Company currently markets and distributes its fiber optic and LED lighting products and systems through a network of approximately 80 individual lighting agencies covering the United States and Canada. The independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from the Company. Our sign lighting sales representatives were realigned and consolidated with our commercial lighting network in the 3rd Quarter of 2004 to better serve this market and several changes were made in independent agents representing our products to upgrade the quality of our commercial lighting agency network.

POOLS AND SPAS

From September 1996 to October 2001, the Company had an exclusive distribution agreement with Hayward Pool Products, Inc., the world’s largest swimming pool products supplier, pursuant to which Hayward acquired the worldwide rights to market and sell the Company’s fiber optic lighting products in the swimming pool and spa market. In August 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights, as of September 30, 2001. The agreement with Hayward allowed the Company to commence direct selling of its fiber optic lighting products in the swimming pool and spa market worldwide as of October 1, 2001. The termination of Hayward’s exclusive distribution rights also released Hayward from any annual minimum purchase commitments for 2001 and beyond. As part of its August 2001 agreement with Hayward, the Company agreed to pay Hayward royalties on gross sales of fiber optic pool lighting products sold in the U.S. and Canada over a term of five years at the rate of 5% of gross sales in the first year, 3% in the second and third years and 2% in the fourth and fifth years with a $100,000 minimum payment due during each of the Company’s fiscal years ending December 31, 2003 and 2002. During 2003, revenues from fiber optic lighting products sold in the U.S. and Canadian pool and spa markets were less than $2 million. Therefore the Company was required to make the minimum payment of $100,000 per the agreement for the year ending December 31, 2003. As of December 31, 2003, the Company accrued liabilities of approximately $47,000 due to Hayward for the 2003 shortfall in the minimum royalty payment. The Company paid the outstanding amount during the first quarter of 2004. The Company paid approximately $43,000 in royalties to Hayward on approximately $1,539,000 in gross sales of fiber optic pool lighting products sold in the U.S. and Canada during 2004.

The Company currently markets and sells its lighting products in the swimming pool and spa market through a network of independent manufacturer’s representatives. The Company believes direct distribution channels allow it to more closely serve its customers as well as offer new services such as the bundling of product and installation. In 2004, the Company focused its product development resources on the OEM Spa lighting market to introduce a new line of flexible modular components to light above ground spas. This was the first step in a strategic initiative to develop the OEM LED lighting system market. The Company believes that this segment of LED lighting customers represents a unique and significant growth opportunity and is an excellent fit with its technology and intellectual property platform.

INTERNATIONAL

International sales are derived from the Company’s exclusive and non-exclusive marketing and sales arrangements with leading lighting/electrical distributors in international territories. The Company provides technical expertise and limited marketing support, while its independent international distributors provide sales staff, local marketing, and product service. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices.

MANUFACTURING AND SUPPLIERS

All fiber optic strands used in the Company’s endpoint signs and displays, as well as the production of its SIDE-GLOW® and END GLOW® cables, are purchased from a key Japanese supplier. Purchase from this Japanese supplier represented approximately 18% and 16% of total inventory purchases for the years ended December 31, 2004 and 2003, respectively. While the Company believes there are alternative sources for the fiber optic strands used in the production of its endpoint signs and displays, the Company believes its SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than is generally available elsewhere. The loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

All LED’s used in the manufacture of LED lighting products and systems are purchased from various companies in Asia. Approximately 76% and 73% of all purchases related to LED lighting products and systems were purchased from two key suppliers for the years ended December 31, 2004 and 2003, respectively.

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

The Company manufactures most of the light sources and control systems used with its SIDE-GLOW® and END GLOW® cables and endpoint signs and displays in its facility in Orlando, Florida. The designs of the light sources are considered proprietary, and the Company has U.S. patents issued with respect to certain designs. All endpoint signs and displays are manufactured by the Company based on the clients’ specifications, or designed jointly by the Company’s design personnel and its client. The Company believes its ability to offer a full range of products, and design, engineering and support services, are unique in the market place, and are important to its future growth.

Several of the Company’s LED and fiber optic lighting systems and products are manufactured by overseas suppliers in an effort to reduce production costs. Total purchases from the contract manufacturer based in China were approximately 30% and 18% of total inventory purchases for the years ended December 31, 2004 and 2003, respectively. While the Company believes alternative sources for the production of these products are available, the Company has selected certain suppliers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on these suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as new alternative suppliers could be found.

RESEARCH AND PRODUCT DEVELOPMENT

The Company constantly strives to enhance its existing products. The Company also plans to develop additional products and identify new markets and distribution channels. The Company considers its ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications, is critical to its growth. The Company believes that its responsiveness to the market is an important differentiating factor, and plans to continue to provide rapid response to market trends. The Company believes that the increasing market for fiber optic and LED lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, the Company plans to continue to explore joint product development activities with its marketing partners to maintain its competitive advantage and defend its market position.

During 2004, the Company spent approximately $418,000 on engineering and product development activities, as compared to approximately $397,000 in 2003. The Company feels its future success will depend, in large part, on its ability to develop new products and expand the applications for its LED and fiber optic lighting technologies and continue to improve and enhance its existing products.

The Company believes increased levels of spending on research and development is necessary to successfully develop LED lighting products which have the brightness of conventional lighting systems which can be sold at an acceptable premium. Additionally, as new market opportunities are identified, increased levels of spending on product development may occur so the Company can rapidly design, engineer and produce products to fill these market needs.

COMPETITION

The Company currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in providing fiber optic and LED lighting products and systems. In addition, there can be no assurance that other large conventional lighting companies will not enter the market and utilize its resources to capture significant market share and adversely affect the Company’s operating results.

Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s fiber optic and LED products. The Company believes that educating its target market as to the advantages of fiber optic and LED lighting systems is critical to its future growth.

The Company competes with both traditional and strategic competitors on the basis of design, color changing effects, maintenance costs, safety issues, energy consumption, price and brightness. The Company believes its products can effectively compete against traditional lighting in the areas of maintenance costs, safety and energy consumption. The Company’s fiber optic lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the SIDE-GLOW® and END GLOW® cables are virtually maintenance and breakage free, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Further, the Company’s fiber optic products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. The Company’s fiber optic lighting systems also eliminate the majority of heat and radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

The Company’s sign lighting LED products compete favorably with traditional neon lighting for signs on the basis of energy consumption and price for small to medium channel letters and back lighting. For large signs and channel letters, our LED and fiber optic products are not as competitive and do not equal neon’s brightness in a cost-effective manner for certain applications. In applications calling for maximum brightness and competitive cost, the Company’s products may not be able to compete effectively with traditional lighting products.

The Company currently faces competition from a defined number of companies directly involved in the fields of LED lighting and fiber optic lighting for commercial/architectural and pool and spa lighting. These companies utilize a technology similar to the Company and compete generally on the basis of product line breadth, price, quality and service. The Company believes it can compete favorably in markets where these factors are the central issue. There can be no assurance, however, that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode the Company’s market share.

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

The Company seeks to diligently protect and enforce its patent rights relating to its fiber optic cable and light source products. To that end, on June 16, 2003 the Company was granted a Permanent Injunction against all the remaining defendants in the Super Vision vs. Optic-Tech International, Shanghai Qiaolong Optic-Tech et.al. (case #CI-99-9392) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida barring the defendants from further use of Super Vision’s trade secrets and ordering the return of all counterfeit inventory and the transfer of certain pending patent applications. Nine U.S. Patent applications are expected to be transferred from the defendants to Super Vision as a result of this order. The patent application numbers are: Application Nos: 09/215,079, 09/215,080, 60/134,907, 09/314,067, 09/442,412, 60/134,842 & 09/442,942, 60/134,840 & 09/442,943, 09/314,068, 09/442,938.

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

The Company has a registered trademark for the “Super Vision” name, and has filed for a European community trademark. Additionally, the Company has obtained registered trademarks on the brand names SIDE-GLOW® and END GLOW® related to the Company’s fiber optic cables, and European community trademark applications have been filed as well. The company is in the process of submitting applications to register the trademark SaVi™. The Company believes the trademarks may help in its efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

At March 1, 2005, the Company had 62 full-time employees, including 4 in research and development, 18 in sales, marketing and customer service, 11 in finance and administration and 29 in production and quality control. None of the Company’s employees are currently covered by a collective bargaining agreement and the Company considers its employee relations to be good. The Company also utilizes temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.	Description of Property.

The Company’s executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $641,000 and $629,000 in 2004 and 2003, respectively. Max King Realty, an entity controlled by Brett Kingstone, the Chairman and Chief Executive Officer of the Company, owns the building that houses the Company’s facilities. On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility to an unrelated third party. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of power and water consumption. Upon termination of the sub-lease term, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003 the Company entered into another agreement to sub-lease 20,000 square feet of office/warehouse space within its facility, to the same unrelated third party, effective December 1, 2003 through November 30, 2004. The sub-lessee vacated the premises effective November 30, 2004. The monthly payments were $11,372 plus reimbursement of expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $130,000 and $186,000 for the years ended December 31, 2004 and 2003, respectively, and is included in other income on the statements of operations.

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

Three of the Wu Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation and paid the Company $27,500 as part of a settlement. On September 6, 2002, the Company entered into a settlement agreement and mutual release with defendants Rami Yosefian and Sanford Properties, Inc. As part of this settlement, Rami Yosefian and Sanford Properties paid the Company $50,000. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which has been recorded as an offset to legal expense.

On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. In June 2003, the Court issued an order of final judgment against all parties in the lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2004 the total amount due was approximately $41.6 million. The defendants filed a notice of appeal from the final judgment which was denied by the 5th District Court of Appeals in 2003. There are no further appeals pending. The Company believes that the monetary judgment awarded in this lawsuit, and any amounts that may be awarded in certain related litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in this lawsuit or that may be awarded in certain related litigation.

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

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.38. Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company believes that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus has not recorded a charge to operations for this amount. However, there can be no assurance that the Company will be successful in such appeal. The Company is in settlement discussions with one of the remaining defendants in this case. An offer of settlement has been made in this matter and it has been rejected by the Company. There can be no assurance the Company will be able to settle this matter on acceptable terms, if at all. The trial date for the remaining defendants previously set for March 2005 has been changed to September 2005.

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

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $350,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. All settlement negotiations are required to be kept confidential under Court rules. There can be no assurance that the Company will be able to settle this matter on acceptable terms, if at all. A new trial date has been set for September 2005.

On January 12, 2004, the City of Columbus filed suit (case number 04CVA01-282) in the Franklin County Court of Common Pleas against E.G.& G, Inc. et al. in which Super Vision was named as a defendant. The case involves structural issues relating to the installation of certain equipment supplied on the North Short Architectural Project in Columbus, Ohio, which caused the equipment to fail due to ventilation and water damage to the equipment. Super Vision has indicated to the City of Columbus that it believes that improper installation and structural failure of the Arches, which provided no ventilation and also allowed water to pour into the area holding the electronic light sources and control system was the cause of the failures. The Company intends to vigorously contest this action. The City of Columbus filed a response, and a reply brief in support of the motion was filed by Super Vision on December 2, 2004. The trial date is scheduled for January 23, 2006. To date, no judgment has been entered.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the District Court of Massachusetts (case number 02-cv-11137-MEL). On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was also transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). The pending Massachusetts actions have not been consolidated into a single case. In early 2005, the parties filed cross-motions for summary judgment, and a ruling on these motions is expected in 2005. In January 2005, the Court granted a motion filed by Color Kinetics for sanctions against the Company with respect to claims relating to alleged shortcomings in the Company’s production of documents during discovery. The Company was ordered to pay Color Kinetics attorney’s fees and costs incurred in connection with filing this motion.

On March 4, 2004, Super Vision announced that it had acquired from High End Systems, Inc. of Austin, Texas, U.S. Patent #4,962,687 covering the invention of a “Variable Color Lighting System” developed by inventor Richard Belliveau. The patent development dates back to pioneering inventions by Richard Belliveau in the late 1980’s which resulted in multi-color lighting systems for entertainment applications including High End’s “Color Pro” products. Super Vision’s interest in the Belliveau patent was due to the broad coverage of this patent in the use of networked, centrally controlled, addressable color changing lighting systems incorporating pulse width modulation and variable digital control circuitry which can vary the intensity of individual lamp elements to generate unlimited colors. Super Vision intends to incorporate this patent into all future development of its LED lighting products for the lighting, sign, pool and landscape industries. Super Vision’s technology purchase from High End Systems entitles the Company to future licensing rights, rights to enforce against infringement, and both past due and future royalties on the patent. The Company does not anticipate that the patent and related rights acquired by Super Vision will have a material effect on its operating results. However, it is expected that the patent may be instrumental in the ongoing litigation with Color Kinetics. As of March 30, 2005, 12 manufacturers from the lighting industry have contributed funds in the amount of $120,000 to Super Vision to help support its litigation efforts against Color Kinetics.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

(a) The Company’s Class A Common Stock has traded on the NASDAQ SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the high and low bid prices of the Class A Common Stock for the fiscal years ended December 31, 2004 and 2003 as reported by the NASDAQ Small Cap Market.

Bid Prices
	High	Low
Year ended December 31, 2004
First Quarter	4- 3/4	4- 1/2
Second Quarter	5- 1/8	4- 7/8
Third Quarter	4	3- 3/4
Fourth Quarter	4	3- 3/4
Year ended December 31, 2003
First Quarter	6- 2/5	3- 5/9
Second Quarter	6- 1/10	3- 7/8
Third Quarter	4- 2/7	3- 2/7
Fourth Quarter	5- 1/4	3- 1/2

Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

(b) The number of holders of record of the Company’s Class A Common Stock on March 21, 2005 was 32. This number does not include beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

(d) For information regarding securities authorized for issuance under equity compensation plans, see Item 11 of this Annual Report on Form 10-KSB.

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

Overview

The Company designs, manufactures, markets and sells LED and fiber optic lighting products for applications in the commercial, architectural, signage, swimming pool, and OEM lighting markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products in both domestic and international markets through a network of independent sales representatives and distributors.

The year ended December 31, 2004 was a year of transition as the Company began positioning itself to capitalize on the expanding global market for LED lighting systems. Sales increased 13% year over year, with LED sales driving the growth. As a result, the Company experienced notable changes in product mix as well as market mix that directly influenced the Company’s overall gross margin for the year. In addition, gross margin was adversely affected by increased OEM spa sales which typically carry a lower gross margin compared to gross margin from sales of fiber optics mainly due to market competition for this product line. For the year ended December 31, 2004, revenues derived from sales of fiber optic lighting products and systems declined as a percentage of total revenue to approximately 55% in 2004 from 77% in 2003 while the share of revenues from the sale of LED products increased to 41% in 2004 from 23% in 2003. We anticipate that our market share of LED applications will continue to increase as the market expands, and we expect that such increase will come from sales of new LED lighting systems primarily targeted at the Commercial/Architectural and International markets where gross margins are higher. We are also pursuing initiatives to increase sales of higher margin LED and fiber optic lighting systems through development of new products in both commercial/architectural and pool applications such as pool water features and other LED and fiber optic applications designed to capture market segments that have not been captured previously. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term, (1-3 years), management is working towards obtaining and maintaining positive trends in the following areas:

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Product and market mix

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable (AR)/Accounts Payable (AP)/Inventory turnover)

•	Profitability

•	Shareholder Value

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Results of Operations

Revenues & Gross Margin

Revenues for 2004 increased 13% to approximately $11,895,000 as compared to approximately $10,551,000 during the preceding year. The increase was primarily the result of increases in revenues from pool and spa and international markets of 34% and 32% respectively over 2003. These increases were offset in part by a decrease in revenue from the commercial market by approximately 12% over 2003. Overall revenue from LED systems increased 95% while revenue from fiber optic systems decreased by approximately 14% over 2003. Management is focusing on specific key initiatives relative to the company’s LED product line including continued cost improvements in its current pool and spa products and successful market introduction of its new

SaVi product line of LED lighting systems. The new SaVi product line is being targeted at the Commercial/Architectural lighting market, which tends to generate a substantially higher gross margin level. Management expects to see these initiatives begin contributing positive results to the overall operations of the Company by the third or early fourth quarter of 2005 as a result of these initiatives.

The Company attributes the significant increase in revenue in 2004 from the pool and spa market for LED product sales to new OEM accounts at relatively lower gross margins. In addition, expansion of our international sales network led to an increase in revenue from the international division where our LED based products accounted for the majority of the increase. Gross margins in 2004 dropped 3 full points to 37% from 40% in 2004 mainly as a result of increased revenue share from lower margin LED products sold to pool and spa and OEM markets in 2004. Management believes that with the introduction of the SaVi product line in the Commercial/Architectural and International markets at higher margins, such initiative will improve the Company’s gross margin levels. Management believes, however that it has succeeded with its efforts to capture market presence in countries where no product representation previously existed as well as in regions where steep competition is present such as Asia. Management believes that increased demand for the Company’s products in that region will create stronger demand leading to lowering of cost of goods thereby increasing gross margin. In addition, the decision to open a sales office in Hong Kong in the second quarter of 2003 has improved the coordination and management of sales and marketing efforts in that region. Management expects to see continued growth in the international market as a result of these initiatives. For the year ended December 31, 2004, revenue from the Commercial lighting market, however, decreased by approximately 12%. The majority of the decrease came from a decline in sales to the Sign lighting market as the Company restructured its sales and marketing network. The sale of Architectural lighting products was flat compared with 2003. The Commercial/Architectural market yields the highest gross margin contribution among the Company’s three markets, followed by the International market, with the pool and spa market having the lowest gross margin contribution. As stated above, management expects the successful launch of the new SaVi product line into the Commercial/Architectural lighting market should, along with a targeted price increase for fiber optic products and cost improvements, lead to positive results in gross margin improvement.

	Year Ended December 31,
	2004	2003	Change	%
Revenues	$11,894,666	$10,550,955	$1,343,711	13%
Cost of sales	7,536,425	6,375,289	1,161,136	18%

Gross margin	$4,358,241	$4,175,666	$182,575	4%

Gross margin %	37%	40%

During 2004, the Company focused on improving its processes and established metrics designed to track progress in key stages of sales processing, production and shipping. These measures were aimed at improving quality standards, reducing process errors and promoting customer satisfaction resulting in repeat business opportunities for the Company. These initiatives, despite the 13% increase in revenue, resulted in a reduction in warranty expenses in 2004. Management continues to explore ways to further streamline production through leaner manufacturing approaches and process controls, and by continually monitoring raw material costs and manufacturing efficiencies. Management measures production efficiencies through key Statistical Process Control (SPC) guidelines as a means of monitoring reductions in process errors throughout certain stages of production. Management expects to see further improvement to its gross margin in 2005 and beyond through improved new product cost management, improved product quality and continuing manufacturing process improvements and planned introduction of new LED products in the commercial and architectural markets which are at substantially higher gross margin levels than in pool & spa OEM markets. Specific initiatives which management has begun implementing include, but are not limited to, the following:

1.	Product Quality:

a.	Continued improvement of product quality through a more specific checklist-driven ongoing inspection of products from our offshore manufacturing partners.

b.	Created Quality Control Task Force to review and implement actions to correct all quality control issues surrounding Company products.
c.	Clearly defined accountability for manufacturing personnel and supervisors regarding quality control within the Company.

2.	Pricing and Product Sourcing:

a.	Continued drive for more favorable product costing and sourcing through value-added re-engineering and manufacturing efficiencies.
b.	Continued drive for further raw materials cross over among key products of the Company allowing for better volume pricing.
c.	Proper product specifications during the early stages of product development leading to objective product costing and leveraged pricing negotiations prior to production.
d.	Targeted price increases to match recent industry wide competitive price increases for the Commercial lighting market.

3.	Inventory Management

a.	Focus on the Company’s need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements.
b.	Focus heavily on reducing inventory levels and implementing improved inventory planning to avoid excessive shipping charges.

4.	Lean Manufacturing and Cross Functional Training

a.	Review and assessment of existing manufacturing processes by an independent outside consultant aimed at identifying key weaknesses or breakdowns in the processes as well as potential duplications or absence of controls.
b.	Documentation of processes in manufacturing and implementation of periodic evaluation of existing procedures to ensure adherence and consistency.
c.	Cross functional training among production personnel to ensure fluid flow of work during peak production times.

Operating Loss and Expenses

	Year ended December 31,
	2004	2003	Change	%
Gross margin	$4,358,241	$4,175,666	$182,575	4.0%
Less operating expenses:
Selling, general & administrative	4,087,412	4,075,368	12,044	0.3%
Research & development	418,177	397,302	20,875	5.0%

Total operating expenses	$4,505,589	$4,472,670	$32,919	0.7%
Operating loss	$(147,348)	$(297,004)	$149,656	(50.0%)

Reduction in operating loss during the year ended December 31, 2004 was a result of continued cost containment initiatives which began toward the latter part of the first quarter through the second quarter of 2003 and have led to the following changes within the Company:

1.	Implementation of process improvements aimed at better documentation of procedures for proper accountability and track monitoring. This process involved creating tools such as checklists in key strategic phases of operations from order taking to shipment of product.

2.	Identification of operational efficiencies leading to quicker turnaround from all facets of operations.
3.	Elimination of certain under performing personnel within the Company leading to consolidation of similar positions and implementation of cross-functional training among teams and departments.
4.	Realignment of certain senior management positions leading to better utilization of key talents within the Company’s senior management team.
5.	More focused management of marketing dollars by targeting promotional activities with the highest probability of increasing sales in the future.

In addition to the initiatives outlined above, management continued focusing on improving efficiencies in its operating processes across the board, which resulted in operating expenses in 2004 remaining virtually flat compared to 2003 despite a 13% increase in revenue for the year. Although management believes that the majority of these cost efficiency areas have been identified through 2004. The Company will continue to focus on additional methods of streamlining operational costs and expenses in the future by continuing to revisit the initiatives mentioned above and searching for further process improvements. For the year ended December 31, 2004, total operating expenses were practically unchanged at approximately $4,505,600 from approximately $4,472,700 in 2003 or less than 1% increase. As a percent of total revenue, operating expenses improved by approximately 4 full points in 2004 to 38% compared with 42% in 2003. Consequently operating loss for the year ended December 31, 2004 decreased by more than 50% to approximately $147,300 from an operating loss for the year ended December 31, 2003 of approximately $297,000.

Interest

The Company had interest income for the years ended December 31, 2004 and 2003, respectively of approximately $31,000. The Company’s interest expense was approximately $391,000 for the year ended December 31, 2004 as compared to approximately $408,000 for 2003 stemming from the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income for the year ended December 31, 2004 was approximately $193,000 compared to approximately $257,000 for 2003, a decrease of approximately $64,000. The decrease was primarily due to a decrease in income of $41,000 from subleasing excess capacity, and a decrease of $48,000 related to a one time gain in 2003 for the current market value of inventory claimed from a Court ordered release of all fiber optic lighting products held in warehouses of certain defendants named in a lawsuit filed by the Company on November 18, 1999 (case number CI-99-9392. This decrease was offset by an increase of $43,000 related to income from licensing activities. During 2004, the Company entered into a number of license agreements relating to its patent portfolio and intellectual property in the use of the LED technology previously acquired from High End Systems, Inc. and Jerry Laidman in 2004. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2004 or 2003.

Net Loss

The net loss for the twelve months ended December 31, 2004 was approximately $332,200 or $0.13 per basic and diluted common share, as compared to a net loss of approximately $414,300, or $0.16 per basic and diluted common share, for the twelve months ended December 31, 2003. The decrease in net loss was primarily due to higher revenues; flat operating expenses offset in part by lower gross margin and a decrease in subleasing rental income in 2004 compared to 2003.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

For the year, EBITDA of approximately $713,500 remained virtually unchanged from approximately $706,300 for 2003 primarily due to decreases in depreciation and interest expense offset by the reduction of net loss and increase for an impairment charge resulting from a write off of remaining Goodwill of approximately $17,800. Management believes that while there was no significant improvement to EBITDA in 2004 it has made significant improvements in the overall operations of the Company and anticipates this trend to yield positive contributions to the Company’s EBITDA in 2005.

The following table reconciles GAAP to non-GAAP financial measures:

	Year Ended December 31,
	2004	2003	Change	%
Net Loss	(332,201)	(414,287)	82,086	(20.0%)
Plus:
Interest expense	390,999	407,736	(16,737)	(4.1%)
Depreciation	580,163	660,100	(79,937)	(12.1%)
Amortization and impairment	74,556	52,789	21,767	41.2%

EBITDA	713,517	706,338	7,179	1.0%

% of Revenues	6.0%	6.7%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had working capital of approximately $4,519,000, a decrease of approximately 1% from working capital of approximately $4,575,000 at December 31, 2003. During 2004, the Company financed its operations primarily from working capital, including cash on hand.

Cash Flows from Operating Activities

	December 31,
Selected Balance Sheet Items	2004	2003	Change	%
Cash and investments	1,926,042	2,380,459	(454,417)	(19.1%)
Accounts receivable, net	1,908,383	1,342,997	565,386	42.1%
Inventory, net	2,349,997	2,194,452	155,545	7.1%
Accounts payable	1,523,758	1,214,206	309,552	25.5%

Net cash used in operations totaled approximately $119,000 for the year ended December 31, 2004 compared to approximately $890,000 of cash provided by operations for the year ended December 31, 2003. The net loss of approximately $332,000 was offset by the non-cash expense for depreciation and amortization of approximately $655,000. The most significant use of cash in operations during 2004 was an increase in accounts receivable of approximately $565,000 or 42% over 2003 primarily due to record sales towards the end of the year and an increase in inventory of approximately $213,000 relating mainly to new LED products for the Pool & Spa and OEM markets. The significant use of cash was offset by increases in accounts payable of approximately $310,000 mainly due to timing of payments to vendors on goods and services received towards the latter part of 2004. The increased revenue from pool and spa sales relating to the OEM business created a need to increase stock of LED products to accommodate bulk orders from the OEM customers at short notice. Other than this inventory, management remained focused during the year on maintaining low inventory levels and implementing better inventory planning tools to avoid costly shipping charges. Management continues to focus on its need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements. Management continues to make further strides in reducing inventory levels through better forecasting and use of historical usage data. The Company continues its search for operating improvement initiatives in its efforts to provide cash for operations in the future.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2004 was approximately $230,000 while net cash provided by investing activities for the year ended December 31, 2003 was approximately $372,000. Capital expenditures for 2004 were approximately $152,000 compared to approximately $136,000 for 2003. The majority of the capital expenditures in 2004 were for machines and systems acquired to help streamline production processes and to improve product quality standards. Additional expenditures were made for the acquisition of tooling and design equipment, computer hardware and software aimed at enhancing Company-wide operational efficiencies, purchases of furniture and fixtures, and building improvements used for normal business operations. The Company anticipates similar capital expenditures in 2005 related to R&D testing equipment to help evaluate product specifications.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2004 was approximately $140,000 compared to approximately $118,000 for the year ended December 31, 2003, primarily due to payments on capital lease obligations in both years.

The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements, as well as planned expansion, for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable provision for inventory obsolescence and stock-based compensation. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2004 and 2003.

Stock-Based Compensation—In December 2002 the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of Statement No. 123 (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123) and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require prominent disclosure in both annual and interim financial statements about our method of accounting for stock-based employee compensation and the effect of the method used on reported results. We previously adopted the disclosure only provisions of Statement 123 and continue to measure compensation costs for stock options issued to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, compensation expense is not recognized when the exercise price is the same as the market price. A stock option is considered compensatory if the exercise price of the option is less than the fair market value of the stock on the measurement date, which is the date all terms of the grant are finalized (normally the grant date). The intrinsic value of an option is the excess of the fair market value of the underlying stock over the exercise price of the options.

CONTRACTUAL OBLIGATIONS

Related Party Capital Lease Obligations

On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. The Company began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the year ended December 31, 2004 amounted to approximately $641,000. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At December 31, 2004, future minimum lease payments for the capital lease are as follows:

2005	$659,821
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	5,290,803
Less amount representing interest and executory costs	(2,586,254)

Present value of net minimum lease payments under capital lease	$2,704,549

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2004 the total amount due was approximately $41.6 million. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of December 31, 2004, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. To date, the Company has incurred approximately $20,000 in fees and has not recovered any funds from Collection Activities.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004 the FASB issued SFAS No. 123(R), Share-Based Payment which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments to be based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The statement is effective for the first interim period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by 123(R): the modified-prospective transition method and the modified-retrospective transition and has yet to determine what effect the adoption of this statement will have on its financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). It is effective for fiscal years beginning after June 15, 2004 and is not expected to have a material impact on the Company.

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

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitability. The Company has experienced annual losses of ($332,201), ($414,287), ($1,103,037), and ($999,233) for each of the years ended December 31, 2004, 2003, 2002, and 2001, respectively. The Company faces significant challenges in order to reach profitability. In order for the Company to be successful and to grow, it will need to successfully address these challenges. Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s Class A common stock to decline.

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

Quarterly Operating Results Fluctuate As A Result Of Many Factors. Quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within the control of the Company. Factors that could affect revenues include, among others, the following:

•	competitive factors, such as competitive pricing pressure and the potential introduction of new products by competitors;

•	manufacturing factors, including constraints in the Company’s manufacturing and assembly operations and shortages or increases in the prices of raw materials and components;

•	sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor or sales representative, and seasonality of sales;

•	product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies, and adverse effects on sales of existing products;

•	the ability to control costs, including levels of expenses relative to revenue levels;

•	risk of product returns and exchanges; the Company can not be assured that it will not experience component problems in the future that could increase warranty reserves and manufacturing costs;

•	the ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the risk of loss of a significant customer;

•	changes in the Company’s pricing policies and the pricing policies of suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•	success in expanding and implementing our sales and marketing programs;

•	relatively small level of backlog at any given time;

•	the mix of sales among its products;

•	deferrals of customer orders in anticipation of new products, or product enhancements;

•	risks and uncertainties associated with international business;

•	expenses that may be incurred in litigation;

•	personnel changes;

•	currency fluctuations and our ability to get currency out of certain foreign countries; and

•	general economic and market conditions, including housing market trends, interest rates, the weather, terrorist activities and the prospect of or the actuality of war.

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

If Fiber Optic Lighting Products and LED Lighting Products Do Not Gain Wider Market Acceptance Business and Financial Performance May Suffer. The Company derives net sales and income primarily from selling SIDE-GLOW® and END GLOW® fiber optic cables, light sources, lighting accessories, fiber optically lit waterfalls and water features, as well as new LED lighting products. The Company’s fiber optic lighting products and LED lighting products compete with traditional lighting technologies such as neon, incandescent and florescent lighting. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to the Company’s products. The initial purchase price of the Company’s fiber optic lighting products and LED lighting products are typically higher than conventional lighting and due to the nature of the technology the Company’s products tend to be less bright than conventional alternatives, but more energy efficient. The Company’s continued success will depend upon both the increased acceptance of fiber optic lighting products and LED lighting systems as an alternative to neon and other traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. The Company’s future results are dependent upon continued growth of fiber optic and LED lighting products in the commercial, pool and spa and OEM lighting markets. As part of the Company’s sales and marketing strategy, the Company actively seeks to educate its target markets as to the advantages of fiber optic lighting systems and LED lighting systems. The Company believes that achievement of this objective is critical to its future success. Fiber optic lighting products and LED lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing fiber optic lighting products and LED lighting products in the market. Either of these occurrences could have a material adverse effect on the Company’s business, results of operations, and the value of its securities.

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

The Company Has Significant International Sales And Are Subject To Risks Associated With Operating In International Markets. International product sales represented approximately 31% and 35% of the Company’s total revenues for the years ended December 31, 2004 and 2003 respectively. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

In an effort to reduce manufacturing costs, the Company has outsourced the production of certain parts and components as well as finished goods LED lighting products to a number of overseas suppliers. While the Company believes alternative sources for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier(s) could be found.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003
Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules, regulations and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal control over financial reporting during our last fiscal quarter covered by this report, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2004, concerning shares of our Class A common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 7 of our Notes to consolidated financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	351,650	$5.19	446,471
Equity compensation plans not approved by stockholders	467,712	$7.00	—
Totals	819,362	$6.14	446,471

Item 12.	Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Exhibits

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Amendment to Certificate of Incorporation (6)
3.4	Amendment to Certificate of Incorporation (5)
3.5	Bylaws (1)
4.1	Form of Class A Common Stock Certificate (7)
10.1†	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated (5)
10.2†	Employment Agreement between the company and Brett M. Kingstone (1)
10.3†	Form of Indemnification Agreement (1)
10.4.1	Lease for Presidents Drive facility (7)
10.4.2	Amendment to lease for Presidents Drive facility (7)
10.5†	Warrant Agreement dated as of March 31, 1997 between the company and Brett M. Kingstone (2)
10.6	Stock Purchase Agreement between the company and Hayward Industries, Inc. dated as of September 25, 1996, including exhibits (3)
10.7	Stock Purchase Agreement between the company and Cooper Lighting, Inc. dated as of November 23, 1998, including exhibits (4)
10.8	Agreement between the Kingstone Family Limited Partnership II and Hayward Industries, Inc. dated as of March 9, 1999 (7)
10.9	Amendment to Registration Rights Agreement between the company and Hayward Industries, Inc. dated as of March 9, 1999 (7)
10.10	Warrant Certificate registered in the name of Hayward Industries, Inc. (9)
10.11†	Contingent Proceeds Participation Agreement. (10)
14.1	Code of Business Conduct and Ethics (11)
23.1	Consent of Gallogly, Fernandez & Riley LLP, Independent Auditors*
31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed	herewith

†Management	contract or compensatory plan or agreement

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997
(3)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 25, 1996
(4)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997
(5)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 29, 1997
(6)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 22, 1998
(7)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-73804)

(8)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2000
(9)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001
(10)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(11)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2005 annual meeting of stockholders and is incorporated herein by reference.

SUPER VISION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Super Vision International, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Super Vision International, Inc. (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Super Vision International, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Gallogly, Fernandez & Riley LLP

Orlando, Florida

February 18, 2005

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,285	$1,507,360
Investments	908,757	873,099
Trade accounts receivable, less allowance for doubtful accounts of $134,593 and $127,830	1,908,383	1,342,997
Inventories, less reserve of $187,068 and $130,885	2,349,997	2,194,452
Prepaid expense	88,208	100,099
Other assets	41,196	8,719

Total current assets	6,313,826	6,026,726

Property and Equipment:
Machinery and equipment	1,963,613	1,947,309
Furniture and fixtures	392,036	456,720
Computers	669,460	870,880
Leasehold improvements	1,034,762	1,022,727
Property held under capital lease	3,081,000	3,081,000

	7,140,871	7,378,636
Accumulated depreciation and amortization	(4,278,357)	(4,068,719)

Net property and equipment	2,862,514	3,309,917

Deposits on equipment	18,000	—
Goodwill	—	17,781
Patents and trademarks less accumulated amortization of $83,026 and $65,469	136,301	130,773
Other intangible assets less accumulated amortization of $54,757 and $39,731	72,734	78,213
Other assets	60,418	59,238

	$9,463,793	$9,622,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,523,758	$1,214,206
Accrued compensation and benefits	68,340	79,510
Deposits	16,387	14,805
Current portion of obligation under capital lease with related party	185,881	142,780

Total current liabilities	1,794,366	1,451,301

Obligation under capital lease with related party, less current portion	2,518,668	2,709,571

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized, 2,058,814 and 2,057,314 issued and outstanding	2,059	2,058
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,564,357	10,556,883
Accumulated deficit	(5,409,039)	(5,076,838)
Accumulated other comprehensive loss, net of deferred income taxes	(7,101)	(20,810)

Total stockholders’ equity	5,150,759	5,461,776

	$9,463,793	$9,622,648

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2004	2003
Revenues	$11,894,666	$10,550,955
Cost of sales	7,536,425	6,375,289

Gross margin	4,358,241	4,175,666
Operating expenses:
Selling, general and administrative	4,087,412	4,075,368
Research and development	418,177	397,302

Total costs and expenses	4,505,589	4,472,670

Operating loss	(147,348)	(297,004)
Non-operating income (expense):
Interest income	32,392	30,749
Other income	192,691	257,005
Interest expense	(390,999)	(407,736)
Gain (Loss) on disposal of property and equipment	(18,937)	2,699

Total non-operating expense, net	(184,853)	(117,283)

Net loss	$(332,201)	$(414,287)

Basic and diluted loss per common share	$(0.13)	$(0.16)

Basic and diluted weighted average shares outstanding	2,541,601	2,540,465

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Class A		Class B		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive (Loss)
	Shares	Amount	Shares	Amount
Balance, January 1, 2003	2,056,980	$2,057	483,264	$483	$10,556,136	$(4,662,551)	$(65,870)	$5,830,255
Exercise of employee stock options	334	1	—	—	747	—	—	748	—
Net loss	—	—	—	—	—	(414,287)	—	(414,287)	(414,287)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	45,060	45,060	45,060

Comprehensive loss									$(1,138,252)

Balance, December 31, 2003	2,057,314	$2,058	483,264	$483	$10,556,883	$(5,076,838)	$(20,810)	$5,461,776
Exercise of employee stock options	1,500	1	—	—	7,474	—	—	7,475	—
Net loss	—	—	—	—	—	(332,201)	—	(332,201)	(332,201)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	13,709	13,709	13,709

Comprehensive loss									$(318,492)

Balance, December 31, 2004	2,058,814	$2,059	483,264	$483	$10,564,357	$(5,409,039)	$(7,101)	$5,150,759

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(332,201)	$(414,287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	580,165	660,100
Amortization of intangible assets and impairment of goodwill	74,556	52,789
(Gain) loss on disposal of property and equipment	18,937	(2,699)
Bond premium amortization	—	1,021
Increase (Decrease) in inventory reserve	56,183	(227,656)
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable, net	(565,386)	402,660
Inventory	(211,728)	1,241,520
Prepaid expense	11,891	10,869
Other assets	(51,658)	17,180
Increase (decrease) in:
Accounts payable	309,552	(773,804)
Accrued compensation and benefits	(11,170)	(9,415)
Deposits	1,582	(68,188)

Total adjustments	212,924	1,304,377

Net cash (used in) provided by operating activities	(119,277)	890,090

Cash Flows from Investing Activities:
Purchase of investments	(21,949)	(25,704)
Proceeds from sale of investments	—	546,295
Purchase of property and equipment	(151,698)	(135,892)
Proceeds from disposal of equipment and furniture	—	18,817
Acquisition of patents and trademarks	(23,085)	(5,872)
Acquisition of other intangible assets	(33,739)	(25,902)

Net cash (used in) provided by investing activities	(230,471)	371,742

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	7,475	748
Payments on capital lease obligation	(147,802)	(118,454)

Net cash used in financing activities	(140,327)	(117,706)

Net (Decrease) Increase in Cash and Cash Equivalents	(490,075)	1,144,126
Cash and Cash Equivalents, beginning of period	1,507,360	363,234

Cash and Cash Equivalents, end of period	$1,017,285	$1,507,360

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$390,999	$407,736

See accompanying notes to consolidated financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Super Vision International, Inc. (the “Company”) is engaged in the design, manufacture, marketing and sale of LED lighting products, signs and displays, SIDE-GLOW® and END GLOW® fiber optic lighting cables, light sources and “point-to-point” fiber optic signs and displays. The Company’s products have a wide variety of applications in the signage, swimming pool, architectural, and other commercial and residential applications.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of their customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Investments—All investments securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. The amortized costs of debt securities in this category are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income. The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The Company had no debt securities as of December 31, 2004 and 2003.

The amortized cost, unrealized gains, and fair values of the Company’s investments held at December 31, 2004 are summarized as follows:

	Amortized Costs	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$834,160	$13,166	$847,326
Money Market Funds	60,888	543	61,431

	$895,048	$13,709	$908,757

Recent accounting pronouncements—In December 2004 the FASB issued Statement Number 123 (revised 2004) (SFAS 123 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by SFAS 123. For companies filing under Regulation S-B, SFAS 123 (R) is effective the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS 123 (R) beginning in the quarter ending March 31, 2006. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete. In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in 2006. The Company is currently evaluating the effect of SFAS 151 on the financial statements and related disclosures.

Property and equipment—Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. The estimated useful lives of the Company’s property and equipment range from 3 to 20 years. Property held under capital lease is amortized over the life of the lease of 15 years. Related amortization expense is included with depreciation in the accompanying consolidated statements of operations and accumulated depreciation in the accompanying consolidated balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations.

Intangible assets and goodwill—The Company accounts for its intangible assets and goodwill under Financial Accounting Standards Board FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets relating to acquired businesses consist primarily of the cost of purchased businesses in excess of the estimated fair value of net assets acquired (“goodwill”). Prior to our adaptation of SFAS 142, effective January 1, 2002, goodwill had been amortized over 15 years. Effective January 1, 2002, we discontinued amortizing our indefinite life intangible assets (goodwill). We continually reevaluate the propriety of the carrying amount of goodwill to determine whether current events and circumstances warrant adjustments to the carrying value and estimates of useful lives. The balance of goodwill in the amount of $17,781 was impaired as a result of our annual reevaluation performed as of December 31, 2004. The impairment charge is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2004. The goodwill was associated with the October 1999 asset purchase agreement for substantially all the assets of Oasis Falls International, Inc. and Maas Industries located in Sanford, Florida. There were no impairment charges of intangible assets during the year ended December 31, 2003.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12-17 years. Amortization expense on patents and trademarks was $17,557 and $14,950 during 2004 and 2003, respectively.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Other intangible assets primarily consist of cost associated with the acquisition of product safety certifications (UL certifications) and technology licensing costs for certain fiber optic lighting products and systems and LED lighting products and systems. Other intangible assets are amortized using the straight-line method over their useful lives which range from 1-17 years and are periodically evaluated for recoverability in accordance with SFAS No. 144. Amortization expense on other intangible assets was $39,218 and $56,589 during 2004 and 2003, respectively.

As of December 31, 2004, amortization expense on intangible assets for the next five years and thereafter is as follows:

	2005	2006	2007	2008	2009	Thereafter
Patents	15,011	14,703	14,703	11,536	10,703	56,824
Trademark	1,068	896	735	735	735	3,651
Other Intangible Assets	20,336	17,572	7,865	3,921	3,921	19,119

Total	36,415	33,171	23,303	16,192	15,359	79,594

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

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $233,200 and $223,100 for the years ended December 31, 2004 and 2003, respectively.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share—Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options, and also may include incremental shares issuable in connection with convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options, and certain warrants issued to Hayward and the Kingstone Family Limited Partnership II (see Note 6) are not included in the computation of loss per share for 2004 and 2003 because the related shares are contingently issuable or to do so would have been anti-dilutive. At December 31, 2004 and 2003, the Company had 819,362 and 822,629 potentially dilutive common shares, respectively.

Stock-based compensation—The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. See Note 7 for additional disclosures on the Company’s stock-based employee compensation plan.

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

	Years Ended December 31,
	2004	2003
Net loss, as reported	$(332,201)	$(414,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(169,052)	(27,223)

Pro forma net loss	$(501,253)	$(441,510)

Basic and Diluted Loss per share:
As reported	$(0.13)	$(0.16)

Pro forma	$(0.20)	$(0.17)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6% for 2004 and 2003; (b) an average volatility factor of 42% and 43% for 2004 and 2003, respectively, based upon volatility of a comparable group of companies; and (c) an average expected option life of 7 years for 2004 and 2003.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Major Suppliers—The Company made purchases from two major suppliers representing approximately 30% and 18% of total net purchases for the year ended December 31, 2004 and 18% and 16% of total net purchases for the year ended December 31, 2003.

Reclassifications—Certain items in the financial statements of the prior period have been reclassified to conform to current period classification.

2.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$1,557,891	$1,594,494
Work in process	4,941	895
Finished goods	974,233	729,948

	2,537,065	2,325,337
Less reserve for obsolescence	(187,068)	(130,885)

Net inventories	$2,349,997	$2,194,452

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

	December 31,
	2004	2003
Office/warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,540,500)	(1,335,100)

	$1,540,500	$1,745,900

At December 31, 2004, future minimum lease payments for the capital lease are as follows:

2005	$659,821
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	5,290,803
Less amount representing interest and executory costs	(2,586,254)

Present value of net minimum lease payments under capital lease	$2,704,549

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY—(continued):

Deposits paid under this lease agreement totaled $59,167 at December 31, 2004 and 2003. The Company’s lease payments, including interest and executory costs were $641,127 and $629,161 in 2004 and 2003, respectively.

On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of power and water consumption. Upon termination of the sub-lease term, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003, the Company entered into an agreement with the previously mentioned sub-lessee to lease the same space effective December 1, 2003 through November 30, 2004 for a monthly payment of $11,372 plus expenses for a pro rata portion of power and water consumption. The sub-lessee vacated the premises effective November 30, 2004. Total sublease income was approximately $130,000 and $186,000 for the years ended December 31, 2004 and 2003, respectively, and is included in other income on the statements of operations.

4.	FINANCIAL INSTRUMENTS AND CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, investments, accounts receivable and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit. The Company also places its investments with a major brokerage firm. These funds are uninsured. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature.

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

As of December 31, 2004, the Company had approximately $4,146,000 in net operating loss carryforwards for federal and state income tax purposes, which expire between 2010 and 2024.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

5.	INCOME TAXES—(continued):

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2004	2003
Accounts receivable	$51,000	$48,000
Inventories	120,000	95,000
Accrued expenses	33,000	60,000
Depreciation	211,000	142,000
Stock warrants	53,000	53,000
Other	11,000	7,000
Net operating loss carry forwards	1,560,000	1,486,000

	2,039,000	1,891,000
Valuation allowance	(2,039,000)	(1,891,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $2,039,000 at December 31, 2004, an increase of $148,000 over December 31, 2003.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2004 and 2003:

	2004		2003
	Amount	%	Amount	%
Tax benefit computed at statutory federal rate	$(112,948)	(34.00)	$(140,858)	(34.00)
State tax benefit	(14,253)	(4.29)	(15,537)	(2.60)
Change in valuation allowance	148,000	44.55	149,000	35.72
Non-deductible expenses	8,779	2.64	7,335	0.68
Other, net	(29,578)	(8.90)	60	0.20

Income tax expense	$—	—	$—	—

6.	CAPITAL STOCK:

Class A common stock—At December 31, 2004 the Company has reserved Class A Common Stock for issuance in relation to the following:

Employee Stock Options	798,121
Shares Subject to Warrants	467,712
Conversion of Class B Common Stock	483,264

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

6.	CAPITAL STOCK—(continued):

Class B common stock—Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares.

Stock warrants—The Company has 467,712 vested warrants outstanding in connection with the transactions described below.

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

On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement (“Distribution Agreement”) with Hayward. Under the terms of the Stock Purchase Agreement, Hayward purchased 249,480 shares of the Company’s Class A Common Stock from the Company, at a price of $8.02 per share, the approximate market value of the Class A Common Stock at the time. Hayward also received warrants to purchase up to 522,000 additional shares of the Company’s Class A Common Stock. These warrants were exercisable at fair market value only in the event that the number of outstanding shares of Class A Common Stock was increased as a result of the exercise of the Company’s previously outstanding Class A or Class B warrants, and were exercisable in pro-rata amounts equal to the amount of the aforementioned Class A and Class B warrants exercised. The unvested portion of these warrants expired in May 1999. As of December 31, 2004, Hayward holds vested warrants to purchase 28,837 shares of Class A Common Stock under this agreement.

Pursuant to the Distributorship Agreement, the Company granted Hayward 249,480 warrants for the purchase of additional shares of Class A Common Stock, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of annual minimum purchase commitments contained in the Distributorship Agreement. The warrants had a 10-year life and would expire September 25, 2006. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The termination of Hayward’s exclusive distribution rights released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond. As of December 31, 2004, there were vested warrants to purchase 149,688 shares of Class A Common Stock held by Hayward under this agreement. The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.

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

December 31, 2004

7.	STOCK OPTION PLAN—(continued):

Options granted under the Old Plan typically vest over a 27 month period or based on achievement of performance criteria. As of December 31, 2004, 235,385 shares of Class A common stock options were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the Old Plan.

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

Options granted under the New Plan typically vest ratably over a three-year period or based on achievement of performance criteria. As of December 31, 2004, 93,733 options were outstanding under the New Plan of which 51,533 were vested and exercisable.

The following table summarizes activity of the stock option plans for the years ended December 31, 2004 and 2003:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2003	108,271	255,084	$6.30
Reserved for New Plan	450,000	—
Options granted at market	(155,200)	155,200	$3.36
Options exercise	—	(334)	$2.24
Options cancelled	55,033	(55,033)	$5.34

Balance, December 31, 2003	458,104	354,917	$5.16
Options granted at market	(18,300)	18,300	$5.01
Options exercise	—	(1,500)	$5.00
Options cancelled	6,667	(20,067)	$4.69

Balance, December 31, 2004	446,471	351,650	$5.19

The weighted average fair value of options granted at market during 2004 and 2003 was $2.55 and $1.84 per option, respectively. At December 31, 2004, the 351,650 options outstanding under both plans are summarized in the following table:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
130,533	$1.90—$4.00	$3.34	8.5 years
92,017	$4.05—$6.00	$4.54	5.6 years
129,100	$6.05—$9.00	$7.51	3.2 years

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

7.	STOCK OPTION PLAN—(continued):

As of December 31, 2004, options were vested and exercisable as summarized below:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
84,701	$1.90—$4.00	$3.51	8.5 years
73,717	$ 4.0—$6.00	$4.45	4.7 years
128,500	$6.05—$9.00	$7.52	3.2 years

8.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2004	% of Sales	2003	% of Sales
Foreign markets:
Americas (excluding USA)	$1,347,828	11%	$946,432	9%
Europe, the Middle East and Africa	1,789,474	15%	1,554,033	6%
Asia Pacific	954,204	8%	626,027	15%
Japan	169,401	1%	85,143	1%

9.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. Effective October 1, 2001, the Company discontinued the Company match portion of the plan. The Company match portion of the plan was reinstated effective, January 1, 2004. Total matching contributions paid by the Company were approximately $27,000 for the year ended December 31, 2004.

During 2003, the Company established a bonus plan, based on targeted sales levels, which provided incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees totaled $7,627 for the year ended December 31, 2003. For the year ended December 31, 2004, there were no bonuses.

10.	CONTINGENCIES:

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

Three of the Wu Defendants, Gitto/Global Corporation, Nick Semenza and James Grimely were dismissed from the litigation and paid the Company $27,500 as part of a settlement. On September 6, 2002, the Company entered into a settlement agreement and mutual release with defendants Rami Yosefian and Sanford Properties, Inc.

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10.	CONTINGENCIES—(continued):

As part of this settlement, Rami Yosefian and Sanford Properties paid the Company $50,000. In addition the Company received proceeds from its own insurance coverage in the amount of $15,000, which has been recorded as an offset to legal expense.

On September 26, 2002, the Company was awarded a jury verdict in the amount of $33,100,000. This jury award was comprised of $2,700,000 for civil theft against six of the defendants, $3,400,000 in compensatory damages against all of the defendants, and a total of $27,000,000 in punitive damages. In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2004 the total amount due was approximately $41.6 million. The defendants filed a notice of appeal from the final judgment which was denied by the 5th District Court of Appeals in 2003. There are no further appeals pending. The Company believes that the monetary judgment awarded in this lawsuit, and any amounts that may be awarded in certain related litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in this lawsuit or that may be awarded in certain related litigation.

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

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.38. Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company believes that it is likely that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus has not recorded a charge to operations for this amount. However, there can be no assurance that the Company will be successful in such appeal. The Company is in settlement discussions with one of the remaining defendants in this case. An offer of settlement has been made in this matter and it has been rejected by the Company. There can be no assurance the Company will be able to settle this matter on acceptable terms, if at all. The trial date for the remaining defendants previously set for March 2005 has been changed to September 2005.

On July 18, 2003 Super Vision filed a lawsuit (civil case number CI 99-932) against impleader defendant, Ocean Bank of Ft. Lauderdale, Florida (the “Bank”) in the Circuit Court of the 9th Judicial Circuit in and for

SUPER VISION INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10.	CONTINGENCIES—(continued):

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

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) alleging that Schiederwerk is liable for costs and expenses in excess of $350,000 required to replace numerous shipments of electronic power supplies that resulted in repeated failure. All settlement negotiations are required to be kept confidential under Court rules. There can be no assurance that the Company will be able to settle this matter in acceptable terms, if at all. A trial date has been set for September 2005.

On January 12, 2004, the City of Columbus filed suit (case number 04CVA01-282) in the Franklin County Court of Common Pleas against E.G.& G, Inc. et al. in which Super Vision was named as a defendant. The case involves structural issues relating to the installation of certain equipment supplied on the North Short Architectural Project in Columbus, Ohio, which caused the equipment to fail due to ventilation and water damage to the equipment. Super Vision has indicated to the City of Columbus that it believes that improper installation and structural failure of the Arches, which provided no ventilation and also allowed water to pour into the area holding the electronic light sources and control system was the cause of the failures. The Company intends to vigorously contest this action. A motion for summary judgment was filed on November 11, 2004 to dismiss Super Vision from the case. The City of Columbus filed a response, and a reply brief in support of the motion was filed by Super Vision on December 2, 2004. The trial date is scheduled for January 23, 2006. To date, no judgment has been entered.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG ) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This is an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also includes claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems. The Court in Florida has entered an order transferring the Florida case to the District Court of Massachusetts (case number 02-cv-11137-MEL). On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was also transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). The pending Massachusetts actions have not been consolidated into a single case. In early 2005, the parties filed cross-motions for summary judgment, and a ruling on these motions is expected in 2005. In January 2005, the Court granted a motion filed by Color Kinetics for sanctions against the Company with respect to claims relating to alleged shortcomings in the Company’s production of documents during discovery. The Company was ordered to pay Color Kinetics attorney’s fees and costs incurred in connection with filing this motion.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER VISION INTERNATIONAL, INC.

Date: March 30, 2005	By:	/s/ Brett M. Kingstone
Brett M. Kingstone—Chairman, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brett M. Kingstone Brett M. Kingstone – Chairman of the Board of Directors Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ Danilo Regalado Danilo Regalado – Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ David Feldman David Feldman – Director	March 30, 2005

/s/ Brian McCann Brian McCann – Director	March 30, 2005

/s/ Anthony Nicolosi Anthony Nicolosi – Director	March 30, 2005

/s/ Edgar Protiva Edgar Protiva – Director	March 30, 2005

/s/ Fritz Zeck Fritz Zeck – Director	March 30, 2005

/s/ Anthony Castor Anthony Castor – Director	March 30, 2005

EXHIBIT INDEX

23.1	Consent of Gallogly, Fernandez & Riley LLP

31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002