Form 10QSB
period 2005-03-31
SUPER VISION INTERNATIONAL INC
filed 2005-05-13
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 11, 2005:
Class A Common Stock, $.001 par value	2,058,814 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2005
		December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$808,115	$1,017,285
Investments	918,249	908,757
Trade accounts receivable, less allowance for doubtful accounts of $219,496 and $134,593	1,975,336	1,908,383
Inventories, less reserve of $212,890 and $187,068	2,491,713	2,349,997
Prepaid expense	193,409	88,208
Other assets	11,539	41,196

Total current assets	6,398,361	6,313,826

Property and Equipment	7,191,164	7,140,871
Accumulated depreciation and amortization	(4,405,010)	(4,278,357)

Net property and equipment	2,786,154	2,862,514

Deposits on equipment	30,253	18,000
Patents and trademarks less accumulated amortization of $87,387 and $83,026	133,341	136,301
Other intangible assets less accumulated amortization of $61,007 and $54,757	69,711	72,734
Other assets	60,408	60,418

	$9,478,228	$9,463,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,749,514	$1,523,758
Accrued compensation and benefits	91,790	68,340
Customer deposits	108	16,387
Current portion of obligation under capital lease with related party	199,186	185,881

Total current liabilities	2,040,598	1,794,366

Obligation under capital lease with related party, less current portion	2,465,107	2,518,668

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,058,814 issued and outstanding	2,059	2,059
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,564,357	10,564,357
Accumulated deficit	(5,591,193)	(5,409,039)
Accumulated other comprehensive loss	(3,183)	(7,101)

Total stockholders’ equity	4,972,523	5,150,759

	$9,478,228	$9,463,793

See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations – Unaudited

	Three Months Ended March 31,
	2005	2004
Revenues	$2,883,756	$3,108,159
Cost of sales	1,728,370	1,846,913

Gross margin	1,155,386	1,261,246

Operating expenses:
Selling, general and administrative	1,165,165	1,012,103
Research and development	107,602	122,508

Total operating expenses	1,272,767	1,134,611

Operating income (loss)	(117,381)	126,635

Non-Operating Income (Expense):
Interest income	9,892	6,133
Interest expense	(94,386)	(99,856)
Loss on disposal of fixed assets	—	(21,451)
Other income	19,721	34,116

Total non-operating expense	(64,773)	(81,058)

Net income (loss)	$(182,154)	$45,577

Net Income (Loss) Per Common Share:

Basic and diluted	$(0.07)	$0.02

Weighted average shares outstanding:
Basic	2,542,078	2,540,578

Diluted	2,542,078	2,588,207

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows – unaudited

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(182,154)	$45,577
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,650	142,014
Amortization of intangible assets	10,611	17,456
Increase in inventory reserve	25,822	35,473
Loss on disposal of fixed assets	—	21,451
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(66,953)	(760,637)
Inventories	(167,538)	221,112
Prepaid expense	(105,201)	(67,418)
Other assets	26,440	(10,654)
Increase (decrease) in:
Accounts payable	225,756	273,331
Accrued compensation and benefits	23,450	(8,990)
Customer deposits	(16,279)	47,496

Total adjustments	82,758	(89,366)

Net cash used in operating activities	(99,396)	(43,789)

Cash Flows from Investing Activities:
Purchase of property and equipment	(62,546)	(31,202)
Purchase of investments	(5,573)	(4,357)
Acquisition of patents and trademarks	(1,400)	(15,800)

Net cash used in investing activities	(69,519)	(51,359)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(40,255)	(34,796)

Net cash used in financing activities	(40,255)	(34,796)

Net Decrease in Cash and Cash Equivalents	(209,170)	(129,944)

Cash and Cash Equivalents, beginning of period	1,017,285	1,507,360

Cash and Cash Equivalents, end of period	$808,115	$1,377,416

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

The accompanying condensed financial statements are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to condensed financial statements referred to above.

Investments – All investments securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of deferred income taxes, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The costs of securities sold are based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

The cost, unrealized gains, and fair values of the Company’s investments held at March 31, 2005 are summarized as follows:

	Cost	Gross Unrealized Gains	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$852,806	$3,718	$856,524
Money Market Funds	61,525	200	61,725

	$914,331	$3,918	$918,249

Stock-based compensation – The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The Company applies the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for stock options granted under the plan since they were granted at or above market price. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts shown below:

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation - continued

	Quarters Ended March 31,
	2005	2004
Net income (loss), as reported	$(182,154)	$45,577
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20,952)	(122,922)

Pro forma net loss	$(203,106)	$(77,345)

Basic and Diluted Income (Loss) per share:
As reported	$(0.07)	$0.02

Pro forma	$(0.08)	$(0.03)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6% for the quarters ended March 31, 2005 and 2004; (b) an average volatility factor of 41.2% and 42.8% for the quarters ended March 31, 2005 and 2004, respectively, based upon the volatility of the Company’s stock price; and (c) an average expected option life of 7 years.

Recent accounting pronouncements – In December 2004, FASB issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires small business filers to recognize the fair value of stock options and other stock-based compensation to employees prospectively, effective for awards granted, modified, repurchased or cancelled during the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. We anticipate adopting SFAS 123R on January 1, 2006. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Stock-Based Compensation above for the pro forma impact that the fair value method would have had on our net income (loss) for each of the quarters ended March 31, 2005, and 2004. We do not expect the impact of SFAS 123R to have an impact on our cash flows or liquidity.

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

2.	Inventories:

Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,629,419	$1,557,891
Work in process	5,685	4,941
Finished goods	1,069,499	974,233

	2,704,603	2,537,065
Less: Reserve for obsolescence	(212,890)	(187,068)

Net inventories	$2,491,713	$2,349,997

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	March 31, 2005	December 31, 2004
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,591,850)	(1,540,500)

	$1,489,150	$1,540,500

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$499,540
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	5,130,522
Less amount representing interest and executory costs	(2,466,229)

Present value of net minimum lease payments under capital lease	$2,664,293

Deposits included in other assets paid under this lease agreement totaled $59,167 at March 31, 2005.

On March 1, 2002 the Company entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within its facility. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of power and water consumption. Upon termination of the sub-lease term, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003, the Company entered into an agreement with the previously mentioned sub-lessee to lease the same space effective December 1, 2003 through November 30, 2004 for a monthly payment of $11,372 plus expenses for a pro rata portion of power and water consumption. The sub-lessee vacated the premises effective November 30, 2004. Total sublease income was approximately $34,116 for the quarter ended March 31, 2004 and is included in other income on the statements of operations. There was no income from subleasing activities for the quarter ended March 31, 2005.

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

Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of March 31, 2005, options to purchase 237,084 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

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

Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of March 31, 2005, 61,483 shares of Class A common stock were vested and exercisable under the 2003 Plan.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2005:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2005	406,471	391,650	$5.05

Options granted at market	(4,000)	4,000	$3.62
Options cancelled	5,233	(6,033)	$4.57

Balance, March 31, 2005	407,704	389,617	$5.04

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net income (loss) per share to diluted net income (loss) per share:

	For the Three Months Ended March 31,
	2005	2004
Numerator:
Net income (loss) (numerator for basic and Diluted loss per share)	$(182,154)	$45,577
Denominator:
Denominator for basic loss per share -weighted average shares	2,542,078	2,540,578

Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	—	226,304
Less: Shares assumed repurchased under treasury stock method	—	(178,675)

Weighted average shares outstanding-diluted	2,542,078	2,588,207

Basic income (loss) per share	$(0.07)	$0.02

Diluted income (loss) per share	$(0.07)	$0.02

Employee stock options and certain outstanding warrants are not included in the computation of income (loss) per share for the quarters ended March 31, 2005 and 2004 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2005 and 2004, the Company had 869,329 and 586,625 potentially dilutive common shares, respectively that were not included in diluted net income (loss) per share.

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Consolidated Financial Statements contained therein.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

6.	Contingencies: (Continued)

Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company believes that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus has not recorded a charge to operations for this amount. However, there can be no assurance that the Company will be successful in such appeal. In March 2005, the Court determined that the actions of attorney Jeffrey Whittle and the law firm of Allen Dyer are protected by the Florida “litigation privilege” and granted summary judgment in favor of Jeffrey Whittle and Allen Dyer thereby dismissing all claims against them. The Company believes that the Court’s ruling should be overturned on appeal. However, there can be no assurance that the Company will be successful in such appeal. Should Super Vision not prevail on appeal, the Company could be held liable for Allen Dyer’s attorney’s fees, which could exceed $225,587. No award of these fees has been made to date but Allen Dyer has submitted these fees to the Court. The Company filed a notice of appeal in March 2005 and expects to file the appeal in May 2005.

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. The parties are in negotiations to settle this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and in the audited Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Overview

The Company designs, manufactures, markets and sells LED and fiber optic lighting products and systems (FOL) for applications in the commercial, architectural, signage, swimming pool and retail lighting markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting products and systems (LED). The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features. The Company markets and distributes products both in the domestic and international markets primarily through a network of independent sales representatives and distributors.

Sales of FOL accounted for 46% and 57% of the Company’s revenue during the quarters ended March 31, 2005 and 2004, respectively, while sales of LED accounted for 51% and 39% of the Company’s revenue for the quarters ended March 31, 2005 and 2004, respectively. As we continue to capitalize on the growth of the global LED market we expect to continue to see our overall product volume mix shift to a greater percentage of LED lighting products and systems. However, we believe that sales of our fiber optic applications will remain a core foundation of our business, especially in certain markets such as architectural and specialized applications such as display case lighting. In addition, we expect the growth rate for FOL will follow the rate of general construction. The Company is in the process of expanding its product offerings to reach broader market applications. We are developing an expanded line of LED designed to capture market segments that have not historically been tapped by either fiber optic or LED lighting. The Company believes that this may result in an additional source of revenue in the future.

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

Results of Operations

Revenues and Gross Margin

	(Unaudited) Quarter Ended March 31,
	2005	2004	Change	% Change
Revenues	$2,883,756	$3,108,159	(224,403)	(7)%
Cost of Sales	1,728,370	1,846,913	(118,543)	(6)%

Gross Margin	$1,155,386	$1,261,246	(105,860)	(8)%

Gross Margin %	40%	41%

Revenues for the three months ended March 31, 2005 were approximately $2,884,000 as compared to approximately $3,108,000 for the three months ended March 31, 2004, a decrease of approximately $224,000 or 7%. The commercial lighting market and the pool and spa market experienced declines in revenues of approximately $77,000 and $278,000, respectively. The reduction in revenue was primarily due to a decline in revenue from the sale of FOL, which was not completely offset by increases in revenue from the sale of LED. Revenue from the sale of FOL remains the primary source of revenue for the commercial lighting market, comprising approximately 65% of total revenue from the commercial lighting market for the quarter ended March 31, 2005, down from 80% of total revenue for the same period in 2004. However, we expect to see revenue from the sale of LED continue to grow and possibly become the primary source of revenue in this market. In the pool and spa market, the primary source of revenue was from the sale of LED, comprising approximately 62% of total pool revenue for the quarter ended March 31, 2005 compared to 54% of total pool revenue for the quarter ended March 31, 2004. The decreases in revenues in the commercial lighting market and the pool and spa market were offset by an increase in the international market of approximately $129,000 or 18% for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. The increase in revenues in the international market was primarily due to the increased sales in LED, resulting in LED being the primary source of revenue (56%) for the quarter ended March 31, 2005 compared to 38% for the quarter ended March 31, 2004.

Gross margin for the quarter ended March 31, 2005 was approximately $1,155,000 or 40% as compared to approximately $1,261,000 or 41% for the quarter ended March 31, 2004. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The decrease was primarily due to the reduction in revenue from the sale of FOL during the current quarter as a result of reduced sales volume and increased prices. The reduction in gross margin from FOL was partially offset by the increase in revenues from the sale of LED. However, gross margin dollars from LED sales are much lower than gross margin dollars for FOL sales. FOL and LED sales contributed 54% and 43%, respectively, of the total gross margin dollars for the quarter ended March 31, 2005 compared to 68% and 27%, respectively, for the quarter ended March 31, 2004.

Operating (Loss) Income

	(Unaudited) Quarter Ended March 31,
	2005	2004	Change	% Change
Gross Margin	$1,155,386	$1,261,246	$(105,860)	(8)%

Less operating expenses:
Selling, general & administrative	1,165,165	1,012,103	153,062	15%
Research & development	107,602	122,508	(14,906)	(12)%

Total operating expenses	1,272,767	1,134,611	138,156	12%

Operating (loss) income	$(117,381)	$126,635	$(244,016)	(193)%

Selling, general and administrative expenses were approximately $1,165,000 during the three months ended March 31, 2005 as compared to approximately $1,012,000 for the same period in 2004, an increase of approximately $153,000 or 15%. The increase was principally due to increases in legal expense of $87,000, bad debt expense of $53,000, and labor and fringe costs for selling and marketing of $56,000. These increases were offset by decreases in commission expense of $37,000 and royalty expense of $9,000. The increase in legal expense was primarily associated with legal activity related to settling a lawsuit filed by the Company against Schiederwerk AG of Frankfurt, Germany. Bad debt expense was increased to reserve for certain accounts that may be uncollectible. The increase in labor and fringe costs is a reflection of the full impact of the addition of the Vice President of Sales and Marketing position as well as the annual increases awarded to employees. The reduction in commission and royalty expenses was due to the reduction in revenues subject to commission and royalties for the quarter ended March 31, 2005. The Company currently expects that selling, general and administrative expenses will continue to increase due to the increased legal activities associated with legal proceedings previously reported in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. However, management continues to focus on long-term initiatives to lower expenses and implement process improvements in both selling and administrative functions.

Research and development costs were approximately $108,000 during the three months ended March 31, 2005 as compared to approximately $123,000 during the same period in 2004. Management expects increases in future research and development expenses due to more aggressive product development initiatives to enable the Company to compete in the ever-changing market for LED and fiber optic lighting technology. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts.

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) is a non-GAAP measure which management uses as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The $255,407 reduction in EBITDA for the three months ending March 31, 2005, down from EBITDA of $304,903 for the same period in 2004 was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2005	2004	Change	%
Net Income (Loss)	$(182,154)	$45,577	$(227,731)	(500)%
Plus:
Interest	94,386	99,856	(5,470)	(5)%
Depreciation	126,650	142,014	(15,364)	(11)%
Amortization	10,611	17,456	(6,845)	(39)%

EBITDA	$49,493	304,903	(255,410)	(84)%

% of Revenues	2%	10%

Interest

Interest expense of approximately $94,000 for the quarter ended March 31, 2005, as compared to approximately $100,000 for the same period in 2004, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income was approximately $20,000 for the three months ended March 31, 2005 compared to approximately $34,000 for the same period in 2004. The source of other income for the quarter ended March 31, 2005 was primarily from licensing activity. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in the LED technology previously acquired from High End Systems, Inc. and Jerry Laidman in 2004. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company. The source of other income for the quarter ended March 31, 2004 was primarily rental income from subleasing excess warehouse capacity. There was no income form subleasing activities during the quarter ended March 31, 2005. The excess capacity is currently available for sublease and the Company is actively seeking sub-lessees.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended March 31, 2005 and 2004, respectively.

Net Income (Loss)

Net loss for the three months ended March 31, 2005 was approximately $182,000 or $0.07 per basic and diluted common share, as compared to net income of approximately $46,000, or $0.02 per basic and diluted common share, for the quarter ended March 31, 2004. The loss was primarily due to reduced revenues and increased selling, general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2005 the Company had working capital of approximately of $4,358,000, a decrease of approximately 4% compared to working capital of approximately $4,519,000 at December 31, 2004. During the quarter ended March 31, 2005, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited) March 31, 2005
		December 31, 2004	Change	% Change
Selected Balance Sheet Items
Cash and investments	$1,726,364	$1,926,042	$(199,678)	(10)%
Trade accounts receivable, net	1,975,336	1,908,383	66,953	4%
Inventories, net	2,491,713	2,349,997	141,716	6%
Prepaid expense	193,409	88,208	105,201	119%
Accounts payable	1,749,513	1,523,758	225,755	14%

Net cash used in operations amounted to approximately $99,000 for the quarter ended March 31, 2005 as compared to approximately $44,000 for the first quarter of 2004. The most significant use of cash was generated by the increase in net inventories, prepaid expense and accounts receivable of approximately $142,000, $105,000 and $67,000, respectively. The increase in inventory was associated with the purchase of raw components for fiber optic lighting products and systems. The increase in prepaid expense was primarily attributed to accounting fees, prepaid inventory and health insurance premiums. Accounts receivable increased as a result of the timing of payments from customers. The use of cash was mainly offset by an increase in accounts payable of approximately $226,000. The increase in accounts payable was due to the timing of payments to suppliers.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended March 31, 2005 amounted to approximately $69,000 and is primarily related to the acquisition of approximately $63,000 in property and equipment and the reinvestment of interest and dividend income of approximately $6,000 in a fixed income mutual fund during the quarter ended March 31, 2005.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2005 was approximately $40,000 relating to payments on the capital lease obligation on the Company’s facility.

Contractual Obligations

Related Party Capital Lease Obligations:

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the three months ended March 31, 2005 and 2004 amounted to approximately $160,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$499,540
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	5,130,522
Less amount representing interest and executory costs	(2,466,229)

Present value of net minimum lease payments under capital lease	$2,664,293

Related Party Funding for Collection Activities:

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. All of the Kingstone Funds and/or Third Party Funds provided to date have been returned by the Company to Mr. Kingstone after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. To date, the Company has incurred approximately $20,000 in fees and has not recovered any funds from Collection Activities.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at March 31, 2005 and December 31, 2004.

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

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Consolidated Financial Statements contained therein.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In April 2003, Allen Dyer filed a motion for summary judgment to dismiss the lawsuit against all defendants. The Court ruled against dismissing the law firm of Allen Dyer and the individual patent attorney, Jeffrey S. Whittle, from the lawsuit. The Court dismissed Brian R. Gilchrist from the lawsuit. In March 2004, the Court ordered Super Vision to pay the legal costs relating to Mr. Gilchrist’s defense in the amount of $188,967.

Super Vision has posted a bond which has stayed all collection of the amounts awarded Mr. Gilchrist and has filed an appeal with respect to this order with the State of Florida Fifth District Court of Appeal. The Company believes that it should prevail on appeal to reduce or rescind the amount payable with respect to the award of legal costs to Mr. Gilchrist and thus has not recorded a charge to operations for this amount. However, there can be no assurance that the Company will be successful in such appeal. In March 2005, the Court determined that the actions of attorney Jeffrey Whittle and the law firm of Allen Dyer are protected by the Florida “litigation privilege” and granted summary judgment in favor of Jeffrey Whittle and Allen Dyer thereby dismissing all claims against them. The Company believes that the Court’s ruling should be overturned on appeal. However, there can be no assurance that the Company will be successful in such appeal. Should Super Vision not prevail on appeal, the Company could be held liable for Allen Dyer’s attorney’s fees, which could exceed $225,587. No award of these fees has been made to date but Allen Dyer has submitted these fees to the Court. The Company filed a notice of appeal in March 2005 and expects to file the appeal in May 2005.

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. The parties are in negotiations to settle this matter.

Item 6. Exhibits

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Brett M. Kingstone	Date: May 13, 2005
Brett M. Kingstone, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo Regalado	Date: May 13, 2005
Danilo Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)