Form 10QSB
period 2005-06-30
SUPER VISION INTERNATIONAL INC
filed 2005-08-04
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 3, 2005:
Class A Common Stock, $.001 par value	2,058,814 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format

    Yes  ☐        No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,283,547	$1,017,285
Investments	921,968	908,757

Trade accounts receivable, less allowance for doubtful accounts of $220,642 and $134,593	1,667,153	1,908,383
Inventories, less reserve of $256,008 and $187,068	2,631,553	2,349,997
Prepaid expense	287,764	88,208
Other assets	215,158	41,196

Total current assets	7,007,143	6,313,826

Property and Equipment	7,204,566	7,140,871
Accumulated depreciation and amortization	(4,510,226)	(4,278,357)

Net property and equipment	2,694,340	2,862,514

Deposits on equipment	30,425	18,000
Patents and trademarks less accumulated amortization of $91,883 and $83,026	142,741	136,301
Other intangible assets less accumulated amortization of $67,301 and $54,757	63,406	72,734
Other assets	60,418	60,418

	$9,998,473	$9,463,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,906,953	$1,523,758
Accrued compensation and benefits	104,446	68,340
Customer deposits	292,034	16,387
Current portion of obligation under capital lease with related party	210,730	185,881

Total current liabilities	2,514,163	1,794,366

Obligation under capital lease with related party, less current portion	2,409,663	2,518,668

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,058,814 issued and outstanding	2,059	2,059
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,564,357	10,564,357
Accumulated deficit	(5,484,682)	(5,409,039)
Accumulated other comprehensive loss	(7,570)	(7,101)

Total stockholders’ equity	5,074,647	5,150,759

	$9,998,473	$9,463,793

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations – Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$3,202,751	$2,770,577	$6,086,507	$5,878,735
Cost of sales	1,720,840	1,724,240	3,449,211	3,571,153

Gross margin	1,481,911	1,046,337	2,637,296	2,307,582

Operating expenses:
Selling, general and administrative	1,195,566	1,014,903	2,360,732	2,027,006
Research and development	151,279	109,558	258,881	232,066
(Gain) Loss on disposal of fixed assets	(6,000)	—	(6,000)	21,451

Total operating expenses	1,340,845	1,124,461	2,613,613	2,280,523

Operating Income (Loss)	141,066	(78,124)	23,683	27,059

Non-Operating Income (Expense):
Interest income	13,214	6,309	23,107	12,442
Interest expense	(93,238)	(98,105)	(187,624)	(197,961)
Other income	45,469	34,116	65,191	68,232

Total non-operating expense	(34,555)	(57,680)	(99,326)	(117,287)

Net Income (Loss)	$106,511	$(135,804)	$(75,643)	$(90,228)

Net Income (Loss) Per Common Share:
Basic and diluted	$0.04	$(0.05)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	2,542,078	2,541,649	2,542,078	2,541,117

Diluted	2,587,037	2,541,649	2,542,078	2,541,117

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(75,643)	$(90,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	255,070	287,485
Amortization of intangible assets and other assets	21,402	24,058
Loss (Gain) on disposal of fixed assets	(6,000)	21,451
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	241,230	(245,967)
Inventories	(281,557)	(192,178)
Prepaid expense	(199,555)	(71,012)
Other assets	(177,179)	(70,028)
Increase (decrease) in:
Accounts payable	383,195	265,184
Accrued compensation and benefits	36,106	(9,195)
Customer deposits	275,646	1,150

Total adjustments	548,358	10,948

Net cash provided by (used in) operating activities	472,715	(79,280)

Cash Flows from Investing Activities:
Purchase of property and equipment	(99,320)	(117,637)
Purchase of investments	(13,679)	(9,018)
Proceeds from disposal of fixed assets	6,000	—
Acquisition of patents and trademarks	(15,297)	(15,005)

Net cash used in investing activities	(122,296)	(141,660)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(84,157)	(71,348)
Proceeds from exercise of employee stock options	—	7,476

Net cash used in financing activities	(84,157)	(63,872)

Net Increase (Decrease) in Cash and Cash Equivalents	266,262	(284,812)

Cash and Cash Equivalents, beginning of period	1,017,285	1,507,360

Cash and Cash Equivalents, end of period	$1,283,547	$1,222,548

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to financial statements referred to above.

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenues are recorded after customer acceptance.

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

The amortized cost, unrealized gains, and fair values of the Company’s investments held at June 30, 2005 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain (Loss)	Estimated Fair Value
Available-for-sale securities:
Fixed Income Funds	$872,065	$(12,199)	$859,866
Money Market Funds	57,474	4,629	62,103

	$929,539	$(7,570)	$921,969

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation – cont’d:

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$106,511	$(135,804)	$(75,643)	$(90,228)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(22,744)	(14,239)	(43,696)	(138,099)

Pro forma net income (loss)	$83,767	$(150,043)	$(119,339)	$(228,327)

Income (Loss) per share:
Basic – as reported	$0.04	$(0.05)	$(0.03)	$(0.04)

Basic – pro forma	$0.03	$(0.06)	$(0.05)	$(0.09)

Diluted – as reported	$0.04	$(0.05)	$(0.03)	$(0.04)

Diluted – pro forma	$0.03	$(0.06)	$(0.05)	$(0.09)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3% for 2005 and 2004; (b) a volatility factor of 40.9% and 42.8% for 2005 and 2004, respectively; and (c) an average expected option life of 7 years for 2005 and 2004; and (d) no dividend yield for 2005 and 2004.

Recent accounting pronouncements – In December 2004, FASB issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires small business filers to recognize the fair value of stock options and other stock-based compensation to employees prospectively, effective for awards granted, modified, repurchased or cancelled during the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. We anticipate adopting SFAS 123R on January 1, 2006. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Stock-Based Compensation above for the pro forma impact that the fair value method would have had on our net income (loss) for each of the quarters ended June 30, 2005, and 2004. We do not expect the adoption of SFAS 123R to have an impact on our cash flows or liquidity.

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

In May 2005, FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material effect on its results of operations.

Reclassifications - Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

2.	Inventories:

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	1,727,226	$1,557,891
Work in process	—	4,941
Finished goods	1,160,335	974,233

	2,887,561	2,537,065
Less: Reserve for obsolescence	(256,008)	(187,068)

Net inventories	2,631,553	$2,349,997

3.	Capital Lease Obligation with Related Party:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	June 30, 2005	December 31, 2004
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,643,200)	(1,540,500)

	$1,437,800	$1,540,500

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$336,588
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	4,967,570
Less amount representing interest and executory costs	(2,347,177)

Present value of net minimum lease payments under capital lease	$2,620,393

Deposits included in other assets paid under this lease agreement totaled $59,167 at June 30, 2005.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of June 30, 2005, options to purchase 230,984 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

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

Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of June 30, 2005, 70,583 shares of Class A common stock were vested and exercisable under the 2003 Plan.

The following table summarizes activity in the stock option plans for the six months ended June 30, 2005:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2005	406,471	391,650	$5.05
Options granted at market	(42,900)	42,900	$3.88
Options cancelled	3,999	(15,799)	$5.14

Balance, June 30, 2005	367,570	418,751	$4.93

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) (numerator for basic and diluted loss per share)	$106,511	$(135,804)	$(75,643)	$(90,228)
Denominator:
Denominator for basic loss per share weighted average shares	2,542,078	2,541,649	2,542,078	2,541,117
Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	203,800	—	—	—
Less: shares assumed repurchased under treasury stock method	(158,841)	—	—	—

Weighted average shares outstanding-diluted	2,587,037	2,541,649	2,542,078	$2,541,117

Basic earnings (loss) per share	$0.04	$0.05	$(0.03)	$(0.04)

Diluted earnings (loss) per share	$0.04	$0.05	$(0.03)	$(0.04)

Certain employee stock options and outstanding warrants are not included in the computation of earnings (loss) per share for the three and six months ended June 30, 2004 and the six months ended June 30, 2005 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three months ended June 30, 2005 and 2004, the Company had 682,663 and 798,592 potentially dilutive common shares, respectively, that were not included in the calculation of diluted earnings (loss) per share. For the six months ended June 30, 2005 and 2004, the Company had 886,463 and 798,592 potentially dilutive common shares, respectively, that were not included in the calculation of diluted earnings (loss) per share.

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Financial Statements contained therein as supplemented by the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and Footnote 6 to the Company’s Condensed Financial Statements contained therein.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In June 2005 Allen Dyer and the individual defendants reached a confidential settlement on mutually acceptable terms and the lawsuit against Allen Dyer and the individual defendants was dismissed. The lawsuit against Rothwell Figg Ernst & Manbeck, P.C. is still pending.

In July 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. In June 2005 the parties reached a settlement resulting in the payment of $45,000 by Scheiderwerk to Super Vision and the lawsuit has been dismissed. In addition, Schiederwerk’s insurer has agreed to pay Super Vision $195,000 in insurance proceeds related to the settlement of this litigation. Super Vision collected the $195,000 in July 2005 and has recorded the $195,000 as a current asset in the balance sheet line Other Assets. Super Vision recorded both the $45,000 and the $195,000 settlement as a reduction to cost of sales for the three months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and in the audited Financial Statements and related Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

Overview

The Company designs, manufactures, markets and sells LED and fiber optic lighting products and systems for applications in the commercial, architectural, signage, swimming pool, spa and retail industries. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and LED lighting products and systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features. The Company markets and distributes products both in the domestic and international markets primarily through a network of independent sales representatives and distributors.

Sales of fiber optic lighting products and systems accounted for 45% and 58% of the Company’s revenue during the quarters ended June 30, 2005 and 2004, respectively, while sales of LED lighting products and systems accounted for 51% and 37% of the Company’s revenue for the quarters ended June 30, 2005 and 2004, respectively. Sales of waterfall products accounted for 4% and 5% of the Company’s revenue during the quarters ended June 30, 2005 and 2004, respectively. Although we anticipate that our market share for LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as international, pools and certain architectural and specialized applications such as display case lighting. The Company is in the process of broadening market applications for both product lines through the development of products designed to capture market segments that have not been serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term (1-3 years), management is working towards achieving and maintaining positive trends in the following areas:

•	Revenue growth and overall profitability

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA, as adjusted)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable (AR)/Accounts Payable (AP)/Inventory turnover)

•	Shareholder Value

•	Developing new LED and fiber optic lighting products

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Three months ended June 30, 2005 vs. 2004

Results of Operations

	(Unaudited) Quarter Ended June 30,
	2005	2004	Change	% Change
Revenues	$3,202,751	$2,770,577	$432,174	16%

Cost of Sales	1,720,840	1,724,240	(3,400)	0%

Gross Margin	$1,481,911	$1,046,337	$435,574	42%

Gross Margin %	46%	38%

Revenues for the three months ended June 30, 2005 were approximately $3,203,000 as compared to approximately $2,771,000 for the three months ended June 30, 2004, an increase of approximately $432,000 or 16%. Revenue growth in the period was seen primarily in the pool & spa market, $346,000, and the international market, $75,000. The increase in revenue in the pool and spa market was primarily due to a strong start entering the summer pool season and original equipment manufacturer (OEM) sales to several major spa manufacturers. The pool market gained substantial momentum in the second quarter by surpassing comparative period sales in the second quarter of 2004 by 28%. Increase in revenue in the international market was mainly due to sales in Europe, the Middle East and Asia. Sequentially, the commercial market also showed a modest 2% revenue growth in the quarter from being behind by 7% in the first quarter of 2005. This improvement in the commercial market is partly as a result of the effect of price increases in architectural products which took effect at the end of the first quarter of 2005, and to the timing of new architectural projects introduced in the second quarter of 2005. The Company anticipates that this trend will continue to increase as LED products and systems continues to gain traction in the architectural application as the Company is beginning to see its new SaVi™ LED products gain global market acceptance.

Gross margin for the quarter ended June 30, 2005 was approximately $1,481,000 or 46% as compared to approximately $1,046,000 or 38% for the quarter ended June 30, 2004. Increased gross margin in the second quarter was attributable to a recovery of costs resulting from two out-of-court legal settlements totaling $240,000 relating to charges to cost of sales in prior years to replace damaged and faulty parts on fiber optic light sources. See Note 6 to our condensed financial statements included herein for further discussion). Excluding this recovery of costs, the gross margin improved to 39% for the quarter ended June 30, 2005 compared to 38% for the quarter ended June 30, 2004. Gross margin is dependent, in part, on product, market, and customer mix, which fluctuates from time to time. Excluding the $240,000 recovery of costs, the increase in gross margin primarily resulted from better vendor pricing negotiations especially on LED lighting products and systems and continued cost improvement in production overhead.

Management expects to see improvement in its gross margin in the remainder of 2005 and beyond through improving new product cost management, improving product quality, continuing manufacturing process improvements and introducing new LED product applications that the Company expects to introduce to the market at higher gross margins as part of its plans to maximize market share. Management recognizes the continued market pressure to offer fiber optic products in both international and domestic markets at reduced prices. The Company anticipates that increased volume will help compensate for the lost gross margin dollars as a result of increased revenue and reduced product costing across the board due to increased demand for these products. Specific initiatives which management is implementing include, but are not limited to, the following:

1. Product Quality:

a.	Continuing improvement of product quality through a more specific checklist-driven ongoing inspection of products from our offshore manufacturing partners.

b.	Continuing product quality review by the Company and focused follow-through and closure of quality issues, as well as documented, preventive procedures to mitigate possible recurrences.

c.	Clearly defined accountability for manufacturing personnel and supervisors regarding quality control within the Company.

2. Product Pricing and Sourcing:

a.	Continuing drive for more favorable product costing and sourcing through value-added re-engineering and manufacturing efficiencies.

b.	Proper product specifications during the early stages of product development leading to objective product costing and leveraged pricing negotiations prior to production.

3. Inventory Management

a.	Focusing on the Company’s need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements.

b.	Focusing on reducing inventory levels and implementing improved inventory planning to avoid excessive shipping charges.

4. Lean Manufacturing and Cross Functional Training

a.	Review and assessment of existing manufacturing processes by an independent outside consultant aimed at identifying key weaknesses or breakdowns in the processes as well as potential duplications or absence of controls.

b.	Documentation of processes in manufacturing and implementation of periodic evaluation of existing procedures to ensure adherence and consistency.

c.	Cross-functional training among production personnel to ensure fluid flow of work during peak production times.

  Operating Income (Loss)

	(Unaudited) Quarter Ended June 30,
	2005	2004	Change	% Change
Gross Margin	$1,481,911	$1,046,337	$435,574	42%

Less operating expenses:

Selling, general & administrative	1,195,566	1,014,903	180,663	18%

Research & development	151,279	109,558	41,721	38%

(Gain)Loss on sale of fixed assets	(6,000)	—	(6,000)	(100)%

Total operating expenses	1,340,845	1,124,461	216,384	19%

Operating income (loss)	141,066	(78,124)	219,190	281%

Selling, general and administrative (SG&A) expenses were approximately $1,196,000 during the three months ended June 30, 2005 as compared to approximately $1,015,000 for the same period in 2004, an increase of approximately $181,000 or 18%. The increase was attributed to increase in wages and benefits of $85,000, advertising and promotion, training and tradeshow expenses of approximately $58,000, taxes and insurance expenses of $67,000 and professional fees of $25,000 offset by the decreases in commission expenses of $17,000, temporary services of $19,000 and other indirect selling expenses of $4,000. While reducing SG&A remains the focus of the management, the Company experienced a substantial increase in total wages and benefits mainly due to increased health insurance costs and in taxes resulting from additional sales and use taxes accrued for in prior years based on recently concluded sales tax audit. Regulatory compliance requirements relating to the Sarbanes-Oxley Act of 2002 has also led to the increase in professional fees for the quarter ended June 30, 2005. In addition, increased marketing efforts to introduce new products and distributor training on their features contributed to the increase in selling expenses. Management however expects that training and trade show expenses will taper off in subsequent periods due to timing of these expenses and fewer scheduled trade shows for the remainder of 2005. The Company currently implements aggressive budget to actual expense assessments to ensure adherence to company projections.

Research and development costs were approximately $151,000 during the three months ended June 30, 2005 as compared to approximately $110,000 during the same period in 2004, an increase of approximately $42,000 or 38%. Management attributes this increase in research and development expenses due to its expanded product development initiatives to compete with the ever-changing market for LED and fiber optic lighting technology. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, Super Vision’s management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measure we reference with such comparable GAAP financial measure.

The following table reconciles the GAAP measure net income / (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Quarter Ended June 30,
	2005	2004	Change	%
Net Income (Loss)	$106,511	$(135,804)	$242,315	178%
Plus:
Interest	93,238	98,105	(4,867)	-5%
Depreciation	128,420	145,469	(17,049)	-12%
Amortization	10,791	8,305	2,486	30%
Taxes	—	—	—	—
EBITDA	$338,960	$116,075	$222,885	192%

% of Revenues	11%	4%

The improvement in EBITDA for the three months ending June 30, 2005 compared to the same period in 2004, was primarily due to recovery of costs resulting from two out-of-court legal settlements totaling $240,000 relating to charges to cost of sales in prior years to replace damaged and faulty parts on fiber optic light source.

Interest expense of approximately $93,000 for the quarter ended June 30, 2005, as compared to approximately $98,000 for the same period in 2004, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $45,000 for the three months ended June 30, 2005 compared to approximately $34,000 for the same period in 2004. The increase was mainly from licensing activity of approximately $36,000. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in the LED technology previously acquired from High End Systems, Inc. and Jerry Laidman in 2004. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company. The increase in licensing was partially offset by a reduction in rental income. The source of other income for the quarter ended June 30, 2004 was primarily rental income from subleasing excess warehouse capacity. There was no income from subleasing activities during the quarter ended June 30, 2005. The excess capacity is currently available for sublease and the Company is actively seeking sub-lessees.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the six months ended June 30, 2005 and 2004, respectively.

Net income for the three months ended June 30, 2005 was approximately $107,000 or $0.04 per basic and diluted common share, as compared to a net loss of approximately $136,000, or $0.05 per basic and diluted common share, for the quarter ended June 30, 2004. The income for the period was primarily due to the improvement in the Company’s gross margin resulting from two out-of-court legal settlements totaling $240,000.

Six months ended June 30, 2005 vs. 2004

Results of Operations

	(Unaudited) Six Months Ended June 30,
	2005	2004	Change	% Change
Revenues	$6,086,507	$5,878,735	$207,772	4%

Cost of Sales	3,449,211	3,571,153	(121,942)	-3%

Gross Margin	$2,637,296	$2,307,582	$329,714	14%

Gross Margin %	43%	39%		4%

Total revenues for the six months ended June 30, 2005 were approximately $6,087,000 as compared to approximately $5,879,000 for the six months ended June 30, 2004 an increase of approximately $208,000 or 4%. Overall revenue growth in the period was seen in both the pool & spa market, $68,000, and the international market, $204,000. Increase in revenue in the pool and spa market was primarily due to original equipment manufacturer (OEM) sales to several major spa manufacturers while the increase in revenue in the international market was mainly due to sales in Asia, Europe, and the Middle East. The increases in revenue for the period were offset by a slight decrease in commercial lighting of $58,000. The decrease in revenue in the commercial market was attributed to a large one-time project that shipped in the 1st Quarter of 2004 that did not repeat in 2005. The Company anticipates that sales for commercial lighting will continue to strengthen, as evidenced in our 2nd quarter of 2005 growth, and this trend is expected to continue with the increase in traction of the new SaVi™ LED product line.

Gross margin for the six months ended June 30, 2005 was approximately $2,637,000 or 43% as compared to approximately $2,308,000 or 39% for the six months ended June 30, 2004. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The increase in gross margin primarily resulted from higher margins from the international and commercial markets, offset in part by lower margins from the pool market. Furthermore, increased gross margin in the second quarter of 2005 was attributable to a recovery of costs resulting from two out-of-court settlements totaling $240,000 relating to charges to cost of sales in prior years to replace damaged and faulty parts on fiber optic light sources. Without this recovery of costs, 2005 year-to-date gross margins remain the same at 39% as compared to 2004 year-to-date- gross margins.

Operating Income

	(Unaudited) Six Months Ended June 30,
	2005	2004	Change	% Change
Gross Margin	$2,637,296	$2,307,582	$329,714	14%

Less operating expenses:
Selling, general & administrative	2,360,732	2,027,006	333,726	16%
Research & development	258,881	232,066	26,815	12%
(Gain)Loss on disposal of fixed assets	(6,000)	21,451	(27,451)	-128%

Total operating expenses	2,613,613	2,280,523	333,090	15%

Operating income	$23,683	$27,059	$(3,376)	-12%

Selling, general and administrative (SG&A) expenses were approximately $2,361,000 for the six months ended June 30, 2005 as compared to approximately $2,027,000 for the same period in 2004, an increase of approximately $334,000 or 16%. The increase in SG&A was mainly attributed to increases in wages & benefits of $185,000, legal expenses of $94,000, bad debts of $33,000, advertising, promotion, training and tradeshow expenses of approximately $28,000, and taxes and insurance expenses of $49,000. These increases were offset by decreases in commission expense of $59,000. While reducing SG&A remains the focus of the management, certain expenses were expected to increase as a result of its initiative to position the Company for growth. Management also anticipates that certain expenses such as legal fees, consulting and related professional fees resulting from continued implementation and testing of Sarbanes-Oxley Section 404 as well as health insurance related benefits will continue to be higher than their comparative period numbers. In addition, increased marketing effort to introduce new products, and training distributors on the features of these products contributed to the increase in advertising, promotion training and tradeshow expenses. . Management however expects that training and trade show expenses will taper off in subsequent periods due to timing of these expenses and fewer scheduled trade shows for the remainder of 2005. The Company currently implements aggressive budget to actual expense assessments to ensure adherence to company projections.

Research and development costs were approximately $259,000 for the six months ended June 30, 2005 as compared to approximately $232,000 for the same period in 2004, an increase of approximately $27,000 or 12%. Management attributes this increase in research and development expenses due to its expanded product development initiatives to compete with the ever changing market for LED and fiber optic lighting technology. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial measure provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, Super Vision’s management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measures we reference with such comparable GAAP financial measure.

The following table reconciles the GAAP measure net income / (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Six Months Ended June 30,
	2005	2004	Change	%
Net Loss	$(75,643)	$(90,228)	$14,585	16%
Plus:
Interest	187,624	197,961	(10,337)	-5%
Depreciation	255,070	287,485	(32,415)	-11%
Amortization	21,402	24,058	(2,656)	-11%
Taxes	—	—	—	—

EBITDA	$388,453	$419,276	$(30,823)	-7%

% of Revenues	6%	-7%

There was no significant change in EBITDA for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Interest expense of approximately $188,000 for the six months ended June 30, 2005, as compared to approximately $198,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $65,000 for the six months ended June 30, 2005 compared to approximately $68,000 for the same period in 2004. The source of other income for the six months ended June 30, 2005 was primarily from licensing activities compared to last year other income was mostly from subleasing excess warehouse capacity. The excess capacity is currently available for sublease and the Company is actively seeking sub-lessees. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in the LED technology previously acquired from High End Systems, Inc. and Jerry Laidman in 2004. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2005 and 2004.

The net loss for the six months ended June 30, 2004 was approximately $46,000, or $0.02 per basic and diluted common share, as compared to a net loss of approximately $90,000, or $0.04 per basic and diluted common share, for the six months ended June 30, 2004.

Liquidity and Capital Resources

Working capital was approximately $4,500,000 as of June 30, 2005 and December 31, 2004, respectively. During the six months ended June 30, 2005, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited) June 30, 2005	December 31, 2004	Change	% Change
Selected Balance Sheet Items

Cash and investments	2,205,515	1,926,042	279,473	15%
Trade accounts receivable, net	1,667,153	1,908,383	(241,230)	-13%
Inventories, net	2,631,553	2,349,997	281,556	12%
Accounts payable	1,906,953	1,523,758	383,195	25%
Customer Deposits	292,034	16,387	275,647	1682%

Net cash provided by operations amounted to approximately $473,000 for the six months ended June 30, 2005 as compared to approximately $79,000 used in operations for the six months ended June 30, 2004. The most significant source of cash was generated by a decrease in accounts receivable of approximately $241,000, an increase in customer deposits and accounts payable of approximately

$276,000 and $383,000, respectively. The decrease in accounts receivable was due to focused collection efforts while the increase in accounts payable was primarily due to an increase in inventory purchases from vendors and the timing of invoices due for payment. The increase in customer deposits was due to a single deposit from a customer in the amount of $237,000. The customer canceled this sale in July 2005 and the deposit was refunded in the same period. The increase in inventory was primarily due to new LED lighting system products developed by the Company for the OEM spa as well as architectural market. Other than the increase in inventory, cash provided by operations was offset by increases of prepaid expenses of approximately $200,000 and other assets of approximately $177,000. The increase in prepaid expense was related to advance payments for health insurance of $69,000, inventory pre-payments of $46,000, advertising costs of $33,000, professional fees of $23,000, dues and subscriptions of $13,000 and investor relations fees of $11,000. The increase in other assets was due to primarily to a $195,000 receivable related to an out-of-court legal settlement relating to prior period charges to cost of sales to replace damaged and faulty parts on fiber optic light sources in 2002.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2005 amounted to approximately $122,000 and was primarily related to the acquisition of approximately $99,000 in tooling, manufacturing equipment, and computer hardware and software, and investment of approximately $15,000 in patents and trademarks. The Company also reinvested interest and dividend income of approximately $14,000 in a fixed income mutual fund during the six months ended June 30, 2005.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2005 was approximately $84,000 relating to payments on the capital lease obligation on the Company’s facility.

Contractual Obligations

Related Party Capital Lease Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the six months ended June 30, 2005 and 2004 amounted to approximately $323,000 and $321,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then-current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$336,588
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	4,967,570
Less amount representing interest and executory costs	(2,347,177)

Present value of net minimum lease payments under capital lease	$2,620,393

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978.17 and further awarded an additional amount for legal fees and costs of $834,297.40. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of June 30, 2005, Mr. Kingstone has provided $350,000 in a form of Letter of Credit, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. Both Kingstone Funds and Third Party Funds were subsequently returned after being held for bonding in connection with collection activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 25% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at June 30, 2005 and December 31, 2004.

Item 3. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective for recording, processing, summarizing and reporting the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules, regulations and forms. Our CEO and CFO further concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Act is accumulated and communicated to management, including our CEO and CEO, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

There have been no significant changes in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Financial Statements contained therein as supplemented by the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 and Footnote 6 to the Company’s Condensed Financial Statements contained therein.

On January 11, 2002, Super Vision filed a lawsuit (Case number CI 02-393) against Allen, Dyer, Doppelt, Milbrath & Gilchrist, P.A. (“Allen Dyer”), Brian R. Gilchrist, Esq., Jeffrey S. Whittle, Esq., and Rothwell Figg Ernst & Manbeck, P.C. in the 9th Judicial Circuit in and for Orange County Florida alleging that the defendants aided and abetted certain of the Wu Defendants in the theft of the Company’s trade secrets, fraud, violations of Florida’s RICO Act, negligent destruction of evidence and civil theft. The Company has alleged that the defendants in this lawsuit represented certain of the Wu Defendants and their enterprises in the filing of trade secret information belonging to Super Vision in order to obtain U.S. Patents on their client’s behalf. In June 2005 Allen Dyer and the individual defendants reached a confidential settlement on mutually acceptable terms and the lawsuit against Allen Dyer and the individual defendants was dismissed. The lawsuit against Rothwell Figg Ernst & Manbeck, P.C. is still pending.

In July of 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. In June 2005 the parties reached a settlement resulting in the payment of $45,000 by Scheiderwerk to Super Vision and the lawsuit has been dismissed. In addition, Schiederwerk’s insurer has agreed to pay Super Vision $195,000 in insurance proceeds related to the settlement of this litigation. The Company received the $195,000 payment in July 2005.

Item 6. Exhibits

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Brett M. Kingstone	Date: August 4, 2005
Brett M. Kingstone, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo Regalado	Date: August 4, 2005
Danilo Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

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