Form 10QSB
period 2005-09-30
SUPER VISION INTERNATIONAL INC
filed 2005-11-03
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2005:
Class A Common Stock, $.001 par value	2,060,114 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format     Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$921,539	$1,017,285
Investments	933,778	908,757

Trade accounts receivable, less allowance for doubtful accounts of $194,726 and $134,593	1,491,136	1,908,383
Inventories, less reserve of $287,480 and $187,068	2,702,802	2,349,997
Prepaid expense	345,363	88,208
Other assets	13,676	41,196

Total current assets	6,408,294	6,313,826

Property and Equipment	7,328,687	7,140,871
Accumulated depreciation and amortization	(4,640,705)	(4,278,357)

Net property and equipment	2,687,982	2,862,514

Deposits on equipment	—	18,000
Patents and trademarks less accumulated amortization of $95,644 and $83,026	143,063	136,301
Other intangible assets less accumulated amortization of $71,074 and $54,757	59,634	72,734
Other assets	60,418	60,418

	$9,359,391	$9,463,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,641,711	$1,523,758
Accrued compensation and benefits	85,054	68,340
Customer deposits	27,202	16,387
Current portion of obligation under capital lease with related party	218,141	185,881

Total current liabilities	1,972,108	1,794,366

Obligation under capital lease with related party, less current portion	2,352,268	2,518,668

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,060,114 issued and outstanding	2,060	2,059
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,569,292	10,564,357
Accumulated deficit	(5,532,319)	(5,409,039)
Accumulated other comprehensive loss	(4,501)	(7,101)

Total stockholders’ equity	5,035,015	5,150,759

	$9,359,391	$9,463,793

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$3,093,166	$2,991,329	$9,179,673	$8,870,065
Cost of sales	1,882,983	1,875,883	5,332,194	5,447,036

Gross margin	1,210,183	1,115,446	3,847,479	3,423,029

Operating expenses:
Selling, general and administrative	1,064,978	1,014,171	3,425,710	3,041,177
Research and development	147,184	108,869	406,064	340,935
(Gain) Loss on disposal of fixed assets	—	—	(6,000)	21,451

Total operating expenses	1,212,162	1,123,040	3,825,774	3,403,563

Operating Income (Loss)	(1,979)	(7,594)	21,705	19,466

Non-Operating Income (Expense):
Interest income	15,529	7,612	38,636	20,054
Interest expense	(91,294)	(97,147)	(278,919)	(295,108)
Other income	30,108	34,284	95,299	102,516

Total non-operating expense	(45,657)	(55,251)	(144,984)	(172,538)

Net Income (Loss)	$(47,636)	$(62,845)	$(123,280)	$(153,072)

Net Income (Loss) Per Common Share:
Basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Weighted average shares outstanding:
Basic	2,542,132	2,542,078	2,542,096	2,541,441

Diluted	2,542,132	2,542,078	2,542,096	2,541,441

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(123,280)	$(153,072)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	385,549	430,291
Amortization of intangible assets and other assets	28,935	44,702
Loss (Gain) on disposal of fixed assets	(6,000)	21,451
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	417,247	(435,485)
Inventories	(352,805)	(418,890)
Prepaid expense	(257,155)	(51,774)
Other assets	24,303	(33,960)
Increase (decrease) in:
Accounts payable	117,953	305,188
Accrued compensation and benefits	16,714	(5,460)
Customer deposits	10,815	4,679

Total adjustments	385,556	(139,258)

Net cash provided by (used in) operating activities	262,276	(292,330)

Cash Flows from Investing Activities:
Purchase of property and equipment	(193,017)	(133,671)
Purchase of investments	(22,421)	(14,242)
Proceeds from disposal of fixed assets	6,000	—
Acquisition of patents and trademarks	(19,380)	(15,005)

Net cash used in investing activities	(228,818)	(162,918)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(134,140)	(108,914)
Proceeds from exercise of employee stock options	4,936	7,476

Net cash used in financing activities	(129,204)	(101,438)

Net Decrease in Cash and Cash Equivalents	(95,746)	(556,686)

Cash and Cash Equivalents, beginning of period	1,017,285	1,507,360

Cash and Cash Equivalents, end of period	$921,539	$950,674

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005 or for any future period.

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

The cost, unrealized gains, and fair values of the Company’s investments held at September 30, 2005 are summarized as follows:

	Cost	Gross Unrealized Gain (Loss)	Fair Value
Available-for-sale securities:
Fixed Income Funds	$880,805	$(9,594)	$871,211
Money Market Funds	57,474	5,093	62,567

	$938,279	$(4,501)	$933,778

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation – cont’d:

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(47,636)	$(62,845)	$(123,280)	$(153,072)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(879,585)	(15,429)	(923,281)	(155,638)

Pro forma net income (loss)	$(927,221)	$(78,274)	$(1,046,561)	$(308,710)

Income (Loss) per share:
Basic – as reported	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Basic – pro forma	$(0.36)	$(0.03)	$(0.41)	$(0.12)

Diluted – as reported	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Diluted – pro forma	$(0.36)	$(0.03)	$(0.41)	$(0.12)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3% through June 30, 2005 and 3.8% for three months ended September 30, 2005 and 3% for 2004; (b) a volatility factor of 40.9% through June 30, 2005 and 39.8% for three months ended September 30, 2005 and 40.9% for 2004; and (c) an average expected option life of 7 years for 2005 and 2004; and (d) no dividend yield for 2005 and 2004.

Recent accounting pronouncements - In December 2004, FASB issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement requires small business filers to recognize the fair value of stock options and other stock-based compensation to employees prospectively, effective for awards granted, modified, repurchased or cancelled during the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. We anticipate adopting SFAS 123R on January 1, 2006. We currently measure stock-based compensation in accordance with APB Opinion No. 25. The impact on our financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Stock-Based Compensation above for the pro forma impact that the fair value method would have had on our net income (loss) for the three and nine months ended September 30, 2005, and 2004. We do not expect the adoption of SFAS 123R to have an impact on our cash flows or liquidity.

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

Reclassifications - Certain items in the financial statements of prior periods have been reclassified to conform to current period presentation.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

2.	Inventories:

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$1,812,523	$1,557,891
Work in process	—	4,941
Finished goods	1,177,759	974,233

	2,990,282	2,537,065
Less: Reserve for obsolescence	(287,480)	(187,068)

Net inventories	$2,702,802	$2,349,997

3.	Capital Lease Obligation with Related Party:

The Company leases its operating facility from a corporation owned by the Company’s chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	September 30, 2005	December 31, 2004
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,694,550)	(1,540,500)

	$1,386,450	$1,540,500

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$168,293
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	4,799,275
Less amount representing interest and executory costs	(2,228,866)

Present value of net minimum lease payments under capital lease	$2,570,409

Deposits included in other assets paid under this lease agreement totaled $59,167 at September 30, 2005.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Options:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of September 30, 2005, options to purchase 226,484 shares of Class A common stock were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the 1994 Plan.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of September 30, 2005, 189,633 shares of Class A common stock were vested and exercisable under the 2003 Plan.

The following options were granted to executive officers of the Company in the 3rd quarter of 2005:

•	Options to purchase 40,000 shares were granted to the vice president of sales and marketing in connection with his transition to chief executive officer (effective January 1, 2006) under an employment agreement. These options are immediately vested and exercisable. The Company has agreed to grant the officer options to purchase an additional 150,000 shares subject to the achievement of financial performance criteria in 2006 and 2007. The options to purchase 150,000 shares are considered granted and are included in the pro-forma disclosure in Note 1 because the employer and employee have reached a mutual understanding of the key terms of the grant.

•	Options to purchase 50,000 shares were granted to the chief financial officer under an employment agreement, of which 10,000 shares are immediately vested and exercisable. Vesting for the remaining 40,000 shares is subject to the achievement of financial performance criteria in 2006 and 2007.

•	Options to purchase 60,000 shares were granted to the current chief executive officer under a transition agreement, all of which are immediately vested and exercisable.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2005:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2005	406,471	391,650	$5.05
Options granted at market	(345,500)	345,500	$4.25
Options cancelled	11,033	(21,466)	$5.44
Options exercised	—	(1,300)	$3.80

Balance, September 30, 2005	72,004	714,384	$4.65

On September 9, 2005, subject to stockholder approval, the board of directors also authorized the grant to the Company’s chief executive officer of a warrant to purchase 289,187 shares of the Company’s stock under a transition agreement. The warrant was not granted under the Company’s stock option plans and is not included in the table above. Subject to stockholder approval, the warrant will be immediately exercisable at an exercise price equal to the stock price on September 9, 2005 and is exercisable for a term of 10 years. The warrants are considered granted and are included in the pro-forma disclosure in Note 1.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

5.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) (numerator for basic and diluted loss per share)	$(47,636)	$(62,845)	$(123,280)	$(153,072)
Denominator:
Denominator for basic loss per share -weighted average shares	2,542,132	2,542,078	2,542,096	2,541,441

Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	—	—	—	—
Less: shares assumed repurchased under treasury stock method	—	—	—	—

Weighted average shares outstanding-diluted	2,542,132	2,542,078	2,542,096	$2,541,441

Basic earnings (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Diluted earnings (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.06)

Certain employee stock options and outstanding warrants are not included in the computation of earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the nine months ended September 30, 2005 and 2004, the Company had 1,182,396 and 819,729 potentially dilutive common shares, respectively, that were not included in the calculation of diluted earnings (loss) per share.

6.	Contingencies:

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Financial Statements contained therein as supplemented by the descriptions contained in Part II, Item 1 of the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 and Note 6 to the Company’s Condensed Financial Statements contained therein.

In July 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. In June 2005 the parties reached a settlement resulting in the payment of $45,000 by Scheiderwerk to Super Vision and the lawsuit has been dismissed. In addition, $195,000 in insurance proceeds related to the settlement of this litigation was paid to Super Vision by Scheiderwerk’s insurer in July 2005. Super Vision recorded both the $45,000 and the $195,000 amounts as a reduction to cost of sales during the three months ended June 30, 2005.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In September 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics” patents. No damages have been awarded against Super Vision at this time. Although the Company intends to appeal the grant of summary judgment in favor of Color Kinetics, and any damages that might be awarded, there can be no assurance that the Company will be successful in its appeal. Color Kinetics has also filed a motion for the court to determine that this case is “exceptional” under the patent laws, and to award Color Kinetics attorney’s fees in the amount of approximately $1.4 million. Color Kinetics has told the court that if its attorneys’ fees are awarded, it will dismiss any further claims for damages or willful infringement. The Company believes that Color Kinetics’ motion is groundless, and it is unable to assess the likelihood that Color Kinetics will be successful on this motion.

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was also transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allows Super Vision to file the infringement case against Color Kinetics again, based on certain conditions. Super Vision intends to file the case again, when those conditions are satisfied.

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

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

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

Sales of fiber optic lighting products and systems accounted for 50% and 46% of the Company’s revenue during the quarters ended September 30, 2005 and 2004, respectively, while sales of LED lighting products and systems accounted for 47% and 50% of the Company’s revenue for the quarters ended September 30, 2005 and 2004, respectively. Sales of waterfall products accounted for 3% and 4% of the Company’s revenue during the quarters ended September 30, 2005 and 2004, respectively. Although we anticipate that our market share for LED applications will continue to increase, we believe that sales of our fiber optic applications will remain strong in certain markets such as international, pool and spa and certain architectural and specialized applications. The Company is in the process of broadening market applications for both product lines through the development of products designed to capture market segments that have not traditionally been serviced by either fiber optic or LED lighting. The Company believes that this may result in a strong source of additional revenue in the future.

Management focuses on key indicators in order to measure the Company’s performance. In the short-term (1-3 years), management is working towards achieving and maintaining positive trends in the following areas:

•	Revenue growth and overall profitability

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable (AR)/ Inventory turnover)

•	Shareholder value

•	Developing new LED and fiber optic lighting products

In the long term (over 3 years), management is striving to generate consistent and predictable net sales growth while incrementally enhancing net cash flow from operations.

Three months ended September 30, 2005 vs. 2004

Results of Operations

	(Unaudited) Quarter Ended September 30,
	2005	2004	Change	% Change
Revenues	$3,093,166	$2,991,329	$101,837	3%
Cost of Sales	1,882,983	1,875,883	7,100	0%

Gross Margin	$1,210,183	$1,115,446	$94,737	8%

Gross Margin %	39%	37%		2%

Revenues for the three months ended September 30, 2005 were approximately $3,093,000 as compared to approximately $2,991,000 for the three months ended September 30, 2004, an increase of approximately $102,000 or 3%. Revenue growth in the period was seen primarily in the commercial market, up $241,000, or 32%, and the international market, up $32,000, or 4%, offset by a decrease in the pool and spa market of $173,000 or 12%. The solid increase in revenue in the commercial market was driven by upgrades to our sales agency network for the commercial market, new focused sales and marketing efforts, and sales from the new SaVi product line that was introduced in the 1st quarter of 2005. The increase in revenue in the commercial market also reflected the impact of a price increase in architectural products, which took effect at the end of the first quarter of 2005. The Company anticipates that this growth trend will continue as its new SaVi LED products and systems continue to gain traction in architectural applications. The increase in revenue from the international market was mainly driven by improved market presence in other parts of the world where the Company had previously little or no market representation. The increase in revenue from international sales during the quarter mainly came from Europe and Latin America offset by a decline in revenue from Asia. The Company believes, however, that this slowdown in Asia is timing-related as new relationships in this region have been finalized and should effect revenue as early as the first quarter of 2006. The decline in pool & spa sales was mainly attributable to smoother demand for our OEM spa related LED products throughout the year in 2005, compared to a spike that increased sales in the 3rd Quarter of 2004. However, fiber optic sales to the pool market were up 12% as compared to the 3rd quarter of 2004. Additionally, the company has booked orders for several new OEM products that it expects to ship in the 4th quarter, which should add to 4th quarter revenues in the pool and spa market.

Gross margin for the quarter ended September 30, 2005 was approximately $1,210,000 or 39% as compared to approximately $1,115,000 or 37% for the quarter ended September 30, 2004. The increase in gross margin in the third quarter was attributable to higher revenue levels from the commercial market predominantly consisting of sales of fiber optic products at higher gross margins offset in part by lower gross margins from sales of LED pool and spa products as well as sales in international markets during the third quarter. Gross margin is dependent, in part, on product, market, and customer mix, which fluctuates from time to time.

Management expects to see sustained improvement in its gross margin during the remainder of 2005 and beyond through new product cost management, product quality control, continuing manufacturing process improvements and introducing new LED product applications that the Company expects to sell at competitive gross margins as part of its plans to capture more market share. Management recognizes the importance of increasing commercial revenue as it relates to higher margins. However, management also recognizes the continued market pressure to offer fiber optic products in both international and domestic markets at reduced prices, despite rising material costs. The Company anticipates that increased volume will help lower costs from our vendors.

Operating Income (Loss)

	(Unaudited) Quarter Ended September 30,
	2005	2004	Change	% Change
Gross Margin	$1,210,183	$1,115,446	$94,737	8%

Less operating expenses:
Selling, general & administrative	1,064,978	1,014,171	50,807	5%
Research & development	147,184	108,869	38,315	35%

Total operating expenses	1,212,162	1,123,040	89,122	8%

Operating income (loss)	(1,979)	(7,594)	5,615	-74%

Selling, general and administrative (SG&A) expenses were approximately $1,065,000 during the three months ended September 30, 2005 as compared to approximately $1,014,000 for the same period in 2004, an increase of approximately $51,000 or 5%. The increase was mainly attributable to increases in wages and benefits of $108,000 and increases in legal fees of $51,000, which were offset in part by a decline in commission expenses mainly from the pool market of $76,000, and decreases in sales tax of $18,000 and miscellaneous insurance expenses of $13,000. The increase in wages and benefits relates to a one-time $70,000 accrual of severance for the Company’s president and chief executive officer. Without this one-time accrual, SG&A during the quarter would have been approximately $995,000 or 2% lower than the third quarter of 2004. Reduction in its SG&A remains a main focus for the Company despite foreseeable increases in wages and benefits resulting from continued cost of living increases in its principal place of operation and increases in health insurance costs. Management also expects to see increases in SG&A as a result of marketing efforts to introduce new products and conduct distributor training to achieve accelerated growth in the market. The Company currently implements aggressive budget to actual expense assessments to evaluate adherence to budget.

Research and development costs were approximately $147,000 during the three months ended September 30, 2005 as compared to approximately $109,000 during the same period in 2004, an increase of approximately $38,000 or 35%. Management attributes this increase in research and development expenses to its expanded product development initiatives to compete with the ever-changing market for LED and fiber optic lighting technology. The company has three major new product introductions planned for the 4th quarter of 2005. In addition, the company is continuing its work toward strengthening its patent portfolio. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

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

The following table reconciles the GAAP measure net income / (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Quarter Ended September 30,
	2005	2004	Change	%
Net Loss	$(47,636)	$(62,845)	$15,209	24%
Plus:
Interest	91,294	97,147	(5,853)	-6%
Depreciation	130,479	142,806	(12,327)	-9%
Amortization	7,533	20,644	(13,111)	-64%
Taxes	—	—	—	—
EBITDA	$181,670	$197,752	$(16,082)	-8%

% of Revenues	6%	7%

EBITDA for the three months ending September 30, 2005 reflects improvement in gross margin resulting from better product and market mix. Before the one-time accrual in SG&A related to severance, EBITDA during the quarter would have been approximately $252,000 or a 27% increase compared to the 3rd quarter of 2004.

Interest expense of approximately $91,000 for the quarter ended September 30, 2005, as compared to approximately $97,000 for the same period in 2004, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $30,000 for the three months ended September 30, 2005 compared to approximately $34,000 for the same period in 2004. The Company has provided a full valuation allowance against income tax benefits resulting from net operating loss carryovers and as a result there was no provision for income tax during the three months ended September 30, 2005 and 2004, respectively.

Net loss for the three months ended September 30, 2005 was approximately $48,000, or $0.02 per basic and diluted common share, compared to a net loss of approximately $63,000, or $0.02 per basic and diluted common share, for the quarter ended September 30, 2004. The decrease in net loss for the period was primarily due to the improvement in the Company’s gross margin, partially offset by a $70,000 one-time severance accrual in SG&A. Before the one-time accrual in SG&A related to severance, net income during the quarter would have been approximately $22,000, an improvement of approximately $85,000 as compared to the net loss during the third quarter of 2004.

Nine months ended September 30, 2005 vs. 2004

Results of Operations

	(Unaudited) Nine Months Ended September 30,
	2005	2004	Change	% Change
Revenues	$9,179,673	$8,870,065	$309,608	3%
Cost of Sales	5,332,194	5,447,036	(114,842)	-2%

Gross Margin	$3,847,479	$3,423,029	$424,450	12%

Gross Margin %	42%	39%		3%

Total revenues for the nine months ended September 30, 2005 were approximately $9,180,000 as compared to approximately $8,870,000 for the nine months ended September 30, 2004 an increase of approximately $310,000 or 3%. Overall revenue growth in the period was seen in both the commercial market, with an increase of $178,000 compared to the prior period, and the international market, with an increase of $236,000 compared to the prior period. The increased revenue in the commercial market has been driven primarily by stronger and more focused sales agent training and effectiveness, new product marketing materials and sales of new products introduced in the 1st Quarter. A price increase in the 1st quarter also contributed to the commercial revenue improvement. The Company anticipates that this trend will continue as its new SaVi™ LED products and systems continue to gain traction in architectural applications. The increase in revenue in the international market was mainly due to sales in Asia, Europe, and Latin America and continued market penetration in areas where the Company has historically had little or no market presence. The increases in revenue for the period were offset by a decrease in pool and spa sales of $105,000. The decline in pool & spa sales was mainly attributable to smoother demand for our OEM spa related LED products throughout the year in 2005, compared to a spike that increased sales in the 3rd Quarter of 2004. The Company anticipates that sales for pool and spa products will strengthen in the fourth quarter of 2005 when a number OEM projects are shipped.

Gross margin for the nine months ended September 30, 2005 was approximately $3,847,000 or 42% as compared to approximately $3,423,000 or 39% for the nine months ended September 30, 2004. The increase in the gross margin percentage is attributable to a recovery of costs in the second quarter of 2005 resulting from two out-of-court settlements totaling $240,000 that related to charges to cost of sales in prior years to replace damaged and faulty parts on fiber optic light sources. Without this recovery of costs, the gross margin percentage would have remained consistent with the prior year at 39%. Management expects to see modest improvement in gross margin as it anticipates revenue to increase in both its commercial and international markets resulting from market acceptance of its new SaVi™ LED products.

Operating Income

	(Unaudited) Nine Months Ended September 30,
	2005	2004	Change	% Change
Gross Margin	$3,847,479	$3,423,029	$424,450	12%

Less operating expenses:
Selling, general & administrative	3,425,710	3,041,177	384,533	13%
Research & development	406,064	340,935	65,129	19%
(Gain)Loss on disposal of fixed assets	(6,000)	21,451	(27,451)	-128%

Total operating expenses	3,825,774	3,403,563	422,211	12%

Operating income	$21,705	$19,466	$2,239	12%

Selling, general and administrative (SG&A) expenses were approximately $3,426,000 for the nine months ended September 30, 2005 as compared to approximately $3,041,000 for the same period in 2004, an increase of approximately $385,000 or 13%. The increase in SG&A was mainly attributed to increases in wages & benefits of $291,000, legal expenses of $146,000, bad debts of $41,000 and taxes and insurance expenses of $43,000. Part of the increase in wages and benefits relates to a one-time $70,000 accrual for severance. These increases were partially offset by decreases in commission expense of $138,000. While reducing SG&A remains a high priority for management, certain expenses are expected to increase as a result of ongoing initiatives to position the Company for growth. Management also anticipates that certain expenses such as legal and consulting fees related to continued implementation and testing under Sarbanes-Oxley Section 404 as well as health insurance related benefits will continue to be higher than their comparative period numbers. In addition, increased marketing efforts to introduce new products, and train agents and distributors on the features of these products, are expected to contribute to increases in advertising, promotion, training and tradeshow expenses. Management however expects that training and trade show expenses will taper off in subsequent periods due to the timing of these expenses and fewer scheduled trade shows for the remainder of 2005.

Research and development costs were approximately $341,000 for the nine months ended September 30, 2005 as compared to approximately $406,000 for the same period in 2004, an increase of approximately $65,000 or 19%. Management attributes this increase in research and development expenses to its expanded product development initiatives to compete in the ever changing market for LED and fiber optic lighting technology. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

The following table reconciles the GAAP measure net income / (loss) to the non-GAAP financial measure EBITDA for the nine month period:

	(Unaudited) Nine Months Ended September 30,
	2005	2004	Change	%
Net Loss	$(123,280)	$(153,072)	$29,792	19%
Plus:
Interest	278,919	295,108	(16,189)	-5%
Depreciation	385,549	430,291	(44,742)	-10%
Amortization	28,935	44,702	(15,767)	-35%
Taxes	—	—	—	—

EBITDA	$570,123	$617,029	$(46,906)	-8%

% of Revenues	6%	7%

EBITDA decreased 8% for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 mainly due to increased SG&A expenses. Excluding the $70,000 one-time accrual in SG&A related to severance, EBITDA during the quarter would have been approximately $640,000 compared to $617,000 in the third quarter of 2004, an improvement of approximately 4%.

Interest expense of approximately $279,000 for the nine months ended September 30, 2005, as compared to approximately $295,000 for the same period last year, relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income was approximately $95,000 for the nine months ended September 30, 2005 compared to approximately $102,000 for the same period in 2004. The source of other income for the nine months ended September 30, 2005 was primarily from non-recurring licensing revenue as compared to 2004 when other income was primarily from subleasing of excess warehouse capacity. The company subleased its excess capacity in late third quarter 2005 and expects to see positive contribution to other income from this development beginning in the fourth quarter of 2005. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in the LED technology previously acquired from High End Systems, Inc. and Jerry Laidman in 2004. Management anticipates that more LED companies may license this intellectual property but this revenue is not expected to be significant.

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2005 and 2004.

The net loss for the nine months ended September 30, 2005 was approximately $123,000, or $0.05 per basic and diluted common share, as compared to a net loss of approximately $153,000, or $0.06 per basic and diluted common share, for the nine months ended September 30, 2004. Before the one-time accrual in SG&A related to severance, net loss for the nine months ended September 30, 2005 would have been approximately $53,000, a decrease of approximately $100,000 as compared to the net loss during the nine months ending September 30, 2004.

Liquidity and Capital Resources

Working capital was approximately $4,436,000 as of September 30, 2005 and $4,519,000 as of December 31, 2004. During the nine months ended September 30, 2005, the Company financed its operations primarily from working capital and cash on hand.

Cash Flows from Operating Activities

	(Unaudited) September 30, 2005	December 31, 2004	Change	% Change
Selected Balance Sheet Items
Cash and investments	1,855,317	1,926,042	(70,725)	-4%
Trade accounts receivable, net	1,491,136	1,908,383	(417,247)	-22%
Inventories, net	2,702,802	2,349,997	352,805	15%
Prepaid expenses	345,363	88,208	257,155	292%
Accounts payable	1,641,711	1,523,758	117,953	8%

Net cash provided by operations amounted to approximately $262,000 for the nine months ended September 30, 2005 as compared to approximately $292,000 used in operations for the nine months ended September 30, 2004. The most significant source of cash was generated by a decrease in accounts receivable of approximately $417,000 and an increase in accounts payable of approximately $118,000. The decrease in accounts receivable was due to focused collection efforts while the increase in accounts payable was primarily due to an increase in inventory purchases from vendors. The increase in inventory was primarily due to new LED lighting system products developed by the Company for the OEM spa as well as architectural market. Other than the increase in inventory, cash provided by operations was offset by increases of prepaid expenses of approximately $257,000 mainly related to advance payments for inventory of $135,000, catalog and printing of $33,000, trade shows of $26,000, health insurance of $14,000, software support maintenance of $13,000, professional fees of $12,000, taxes & insurance of $8,000, dues and subscriptions of $ 6,000, and various miscellaneous prepayments of $9,000.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 amounted to approximately $229,000 and was primarily related to the acquisition of approximately $193,000 in tooling, manufacturing equipment, and computer hardware and software and investment of approximately $19,000 related to filing of new patents, partially offset by proceeds from disposal of fixed assets of $6,000. The Company also reinvested interest and dividend income of approximately $22,000 in mutual funds during the nine months ended September 30, 2005.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2005 was approximately $129,000 mainly relating to payments on the capital lease obligation on the Company’s facility.

Contractual Obligations

Transition Agreement - President and Chief Executive Officer

On September 9, 2005, the Company and Brett M. Kingstone, the Company’s President, Chief Executive Officer and Chairman of the Board, entered into a Transition Agreement (the “Transition Agreement”). The Transition Agreement provides that upon stepping down from his position as President and Chief Executive Officer of the Company, effective January 1, 2006, Mr. Kingstone will serve as a consultant to the Company. The Transition Agreement provides that on or before January 1, 2006 Mr. Kingstone shall receive $70,000 and payment of unpaid accrued expenses and benefits as of December 31, 2005 (the “Severance Payment”) in complete satisfaction of any severance or other obligation of the Company to Mr. Kingstone under his Employment Agreement with the Company dated January 1, 1994 (the “Existing Employment Agreement”) and $5,000 to assist in the transition to an offsite office. The Transition Agreement further provides that for individual consulting projects requiring over 10 hours of time, upon prior approval, Mr. Kingstone will receive a consulting fee of $100 per hour. The Transition Agreement authorizes Mr. Kingstone to perform certain consulting services for the Company in the first half of 2006 for total compensation not to exceed $10,000 per month. The Transition Agreement provides that Mr. Kingstone’s consulting relationship with the Company may be terminated at any time at either party’s option. Subject to re-election by the Company’s stockholders and board of directors, Mr. Kingstone will remain as Chairman of the Board of Directors of the Company for 2006. In consideration for serving as chair for 2006, the Company will pay Mr. Kingstone $15,000 on the date of the 2006 annual stockholders meeting and such additional compensation as is paid to all outside directors of the Company.

The Transition Agreement also provides that in consideration of the Severance Payment, Mr. Kingstone will continue to work toward collecting the judgment awarded to the Company in a lawsuit filed by the Company against various defendants in the Circuit Court in and for Orange County Florida (case number CI-99-9392) and any sums that can be obtained by the Company in certain related litigation. The Transition Agreement amends the Contingent Proceeds Participation Agreement between the Company and Mr. Kingstone dated September 19, 2003 by, among other things, increasing the percentage of net proceeds received by the Company from such litigation that is payable to Mr. Kingstone from 25% to 50% in consideration of Mr. Kingstone’s continuing collection activities relating to such lawsuits.

The Transition Agreement further provides that the Company shall (i) transfer ownership to Mr. Kingstone of his Company laptop computer; (ii) grant Mr. Kingstone a fully vested stock option to purchase 60,000 shares of the Company’s Class A common stock at an exercise price equal to the fair market value of such shares on the date of the Termination Agreement and (iii) subject to shareholder approval, grant to Mr. Kingstone a fully vested warrant to purchase 289,187 shares of the Company’s Class A common stock at an exercise price equal to the fair market value of such shares on the date of the Transition Agreement.

The Transition Agreement also provides that Mr. Kingstone shall enter into a non-competition, confidential information and invention assignment agreement with the Company. Except as set forth herein, the Transition Agreement supersedes all prior employment agreements between the Company and Mr. Kingstone including the Existing Employment Agreement, which will terminate effective December 31, 2005.

Employment Agreements

On September 9, 2005 (the “Signing Date”), the Company entered into an employment and non-competition agreement with Michael A. Bauer. The Employment Agreement provides that Mr. Bauer shall serve as President and Chief Executive Officer of the Company effective January 1, 2006. The Employment Agreement has an initial term expiring on December 31, 2007, and will continue for successive one-year increments unless the Employment Agreement is terminated by either party. From the Signing Date until December 31, 2005, Mr. Bauer will continue in his position as Vice President of Sales and Marketing of the Company.

The Employment Agreement provides that Mr. Bauer shall receive a base salary of $180,000 per annum (which base salary may be increased based on Mr. Bauer’s annual performance review and shall increase no less than 3% per annum during the initial term of the Employment Agreement), performance bonus compensation of up to $190,000 and a monthly automobile allowance of $1,000. Mr. Bauer shall also receive a one-time moving allowance of $25,000. The actual performance bonus payment is based upon the Company’s achievement of certain financial and performance objectives.

In addition, subject to Mr. Bauer’s continued employment with the Company on the applicable grant and vesting dates, the Company has agreed to grant Mr. Bauer certain options to purchase the Company’s class A common stock (the “Stock Options”). Pursuant to the Employment Agreement, Mr. Bauer is entitled to receive the following Stock Options: (i) an option to purchase 40,000 shares of the Company’s class A common stock at an exercise price equal to the fair market value of such stock on the Signing Date, which is fully vested on the Signing Date; (ii) an option to purchase 75,000 shares of the Company’s class A common stock shall be granted on January 1, 2007 at an exercise price equal to the fair market value of such stock on the Signing Date, vesting as to 25,000 shares on January 15, 2007 and 50,000 shares on March 31, 2007, provided that the Company achieves certain financial milestones set forth in the Company’s 2006 Board approved operating plan; and (iii) an option to purchase 75,000 shares of the Company’s class A common stock shall be granted on January 1, 2008 at an exercise price equal to the fair market value of such stock on the Signing Date, vesting as to 25,000 shares on January 15, 2008 and 50,000 shares on March 31, 2008, provided that the Company achieves certain financial milestones set forth in the Company’s 2007 Board approved operating plan. If the financial milestones are not achieved by the Company, a percentage of the applicable Stock Option may vest, based on the portion of the milestone that was achieved.

In the event of termination of Mr. Bauer’s employment by the Company for any reason other than cause or disability, Mr. Bauer shall receive twelve months base salary. The Employment Agreement also contains confidentiality and non-competition provisions.

On October 18, 2005, we entered into an employment and non-competition agreement with Danilo A. Regalado. The Employment Agreement provides that Mr. Regalado shall serve as Executive Vice President and Chief Financial Officer of the Company effective January 1, 2006. The Employment Agreement has an initial term expiring on December 31, 2007, and will continue for successive one-year increments unless the Employment Agreement is terminated by either party. From the signing date until December 31, 2005, Mr. Regalado will continue in his positions as Chief Financial Officer and Chief Operating Officer of the Company.

The Employment Agreement provides that Mr. Regalado shall receive a base salary of $150,000 per annum (which base salary may be increased based on Mr. Regalado’s annual performance review and shall increase no less than 3% per annum during the initial term of the Employment Agreement) and performance bonus compensation of up to $75,000. The actual performance bonus payment is based upon the Company’s achievement of certain financial and performance objectives.

In addition, the Company has granted Mr. Regalado an option (the “Stock Option”) to purchase 50,000 shares of the Company’s class A common stock at an exercise price equal to the fair market value of such stock on September 9, 2005 (the “Grant Date”). The Stock Option became vested as to 10,000 of the shares subject to the option on the Grant Date. Subject in all instances to Mr. Regalado’s continued employment with the Company on the applicable vesting dates, and provided that certain financial milestones set forth in the Company’s 2006 Board approved operating plan are achieved, the Stock Option shall vest as to 7,500 shares subject to such option on January 15, 2007 and 12,500 shares on March 31, 2007, and further provided that certain financial milestones set forth in the Company’s 2007 Board approved operating plan are achieved such option shall vest as to 7,500 shares subject to such option on January 15, 2008 and 12,500 shares on March 31, 2008. If the financial milestones are not achieved by the Company, a percentage of the Stock Option may vest, based on the portion of the milestone that was achieved.

In the event of termination of Mr. Regalado’s employment by the Company for any reason other than cause or disability, Mr. Regalado shall receive three months base salary, unpaid reimbursable expenses and accrued and unused benefits. The Employment Agreement also contains confidentiality and non-competition provisions.

Related Party Capital Lease Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our President, Chief Executive Officer and Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the nine months ended September 30, 2005 and 2004 amounted to approximately $492,000 and $481,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then-current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2005 and years subsequent thereto in the aggregate are as follows:

2005	$168,293
2006	673,176
2007	692,811
2008	706,836
2009	727,451
2010 and thereafter	1,830,708

Minimum lease payments	4,799,275
Less amount representing interest and executory costs	(2,228,866)

Present value of net minimum lease payments under capital lease	$2,570,409

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts will accrue interest at a rate of six percent per year. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Board of Directors of the Company has elected not to use Company funds to pursue collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). The Company has reached an agreement with Mr. Kingstone regarding funding for Collection Activities. Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. To date, Mr. Kingstone has provided $350,000 in a form of Letter of Credit, and has arranged for $350,000 of Third Party Funds, to further the Collection Activities. Both Kingstone Funds and Third Party Funds were subsequently returned after being held for bonding in connection with collection activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, the Company has agreed to pay Mr. Kingstone 50% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. The percentage of net proceeds payable to Mr. Kingstone was adjusted from 25% to 50% pursuant to the Transition Agreement effective September 9, 2005.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our processes. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase based on usage for the last six months. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at September 30, 2005 and December 31, 2004.

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

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and Footnote 10 to the Company’s Financial Statements contained therein as supplemented by the descriptions contained in Part II, Item 1 of the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 and Note 6 to the Company’s Condensed Financial Statements contained therein.

In July 2003 Super Vision filed suit against Schiederwerk AG of Frankfurt, Germany in Federal Court in Orlando, Florida (case number 6: 03-CV-727-ORL-18-JGG) regarding power supplies that failed in Super Vision products. In June 2005 the parties reached a settlement resulting in the payment of $45,000 by Scheiderwerk to Super Vision and the lawsuit has been dismissed. In addition, $195,000 in insurance proceeds related to the settlement of this litigation was paid to Super Vision by Scheiderwerk’s insurer in July 2005. Super Vision recorded both the $45,000 and the $195,000 payments as a reduction to cost of sales during the three months ended June 30, 2005.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In September 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics” patents. No damages have been awarded against Super Vision at this time. Although the Company intends to appeal the grant of summary judgment in favor of Color Kinetics, and any damages that might be awarded, there can be no assurance that the Company will be successful in its appeal. Color Kinetics has also filed a motion for the court to determine that this case is “exceptional” under the patent laws, and to award Color Kinetics attorney’s fees in the amount of approximately $1.4 million. Color Kinetics has told the court that if its attorneys’ fees are awarded, it will dismiss any further claims for damages or willful infringement. The Company believes that Color Kinetics’ motion is groundless, and it is unable to assess the likelihood that Color Kinetics will be successful on this motion.

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was also transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allows Super Vision to file the infringement case against Color Kinetics again, based on certain conditions. Super Vision intends to file the case again, when those conditions are satisfied.

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Brett M. Kingstone	Date: November 3, 2005
Brett M. Kingstone, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Danilo Regalado	Date: November 3, 2005
Danilo Regalado, Chief Financial Officer (Principal Financial and Accounting Officer)