Form 10KSB
period 2005-12-31
SUPER VISION INTERNATIONAL INC
filed 2006-03-29
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

CLASS A COMMON STOCK, $.001 PAR VALUE

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    YES ☐    NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Act).    YES ☐    NO ☒

State issuer’s revenues for its most recent fiscal year: $11,983,223.

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant computed by reference to the last sale price at which the stock was sold on March 15, 2006 was $5,014,539.

As of March 15, 2006, there were issued and outstanding: 2,061,599 shares of Class A Common Stock, $.001 par value and 483,264 shares of Class B Common Stock, $.001 par value

Transitional Small Business Disclosure form (check one):

Yes ☐    No ☒

Documents Incorporated by Reference:

Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB. The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

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

The factors listed under the caption “Factors That May Affect Future Results and Market Price of Stock” in the “Management’s Discussion and Analysis or Plan of Operation” section of this report as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Description of Business.

GENERAL

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and FlexLED™, BorderLight™, and SaVi™ brand LED lighting products and control systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features under the Oasis Waterfalls™ brand. The Company markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

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

PRODUCTS AND SERVICES

SIDE-GLOW ® AND END GLOW® CABLES

Our SIDE-GLOW® fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with a halogen or metal–halide light source emits light along its entire length. We market SIDE-GLOW® cable as an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. The SIDE-GLOW® fiber optic lighting cable is flexible and easy to install and is not prone to the breakage associated with glass neon tubes. The SIDE-GLOW® fiber optic lighting cable is energy efficient, providing significant savings in electrical costs. In addition, unlike neon, which remains a constant color, the use of certain light sources allow the fiber optic cable to change colors. While, in general, fiber optic lighting products cannot achieve neon’s level of brightness and are generally more costly to purchase and install, we believe the benefits of SIDE-GLOW® cable outweigh these factors for certain segments of the current neon market. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

END GLOW® cables are utilized to transmit pure, ultra violet and heat free light from a remote light source to the object or area being lit. We market END GLOW® cables in conjunction with a complete line of light sources and lighting accessories for a variety of applications including swimming pool and spa lighting, accent and display case lighting and residential landscape lighting. END GLOW® cables allow for unique lighting of areas or objects with the added benefits of fiber optics. Utilizing our state of the art fiber optic cabling system, we are able to custom manufacture END GLOW® cables to user specifications, delivering the required amount of light to the object at the most affordable cost.

Our SIDE-GLOW® and END GLOW® cables have been incorporated in diverse locations worldwide. Applications of these products can be found in the following places: the world’s largest fiber optically lit pool at the Westin Hotel, St. John’s, U.S. Virgin Islands; Tampa Bay Performing Arts Center, Florida and the Pepsi Cola sign in Caracas, Venezuela.

LIGHT SOURCES

Super Vision manufactures a variety of light sources used in conjunction with its SIDE-GLOW® and END GLOW® fiber optic cables and lighting accessories to create full lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. We currently manufacture numerous standard light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW® applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. We also manufacture a wide variety of custom light sources for specific market applications based on customer lighting needs.

We utilize several control systems with our light sources to allow for customization of lighting systems. All of the Company’s light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using our proprietary control systems to create special lighting effects.

SIDE-GLOW® and END GLOW® cable products and their required light sources represented approximately 47% of our total revenue in 2005 compared to 55% in the prior year. We expect that revenue from our fiber optic and light source product lines will continue to decrease as a percentage of sales as revenue from our new LED product lines continues to increase at a faster pace. We believe that maintaining a competitively priced and commercially superior line of fiber optic cable and light sources is critical to maintaining market share in currently served markets and vital to penetrating new markets around the world.

LED LIGHTING SYSTEMS

During 2001, Super Vision introduced its first line of lighting products using Light-Emitting-Diode (LED) technology for signs, lighting strips, swimming pools and spas, architectural lighting, or wherever an energy efficient light source is required. Our Flex-LED™ and BorderLight™ products were designed to reduce sign energy use, maintenance and service. Due to their robust design, LED lighting products can last up to 100,000 hours or twelve years running 24 hours a day depending on color. The Company’s FlexLED™ strip and BorderLight™ products are low voltage and are available in a variety of monochromatic colors and are up to 70% more energy efficient than neon. The products are relatively easy to install, not requiring any special training or skills.

In addition to its sign lighting products, in 2002, Super Vision introduced a new line of RGB (Red, Blue, and Green) color changing LED replacement light bulbs for the pool and spa markets. The Galaxy Pool Light and AGS products provide a range of colors and preprogrammed effects which can be triggered by the flip of a light switch. In 2004 we expanded our LED product line to include a new modular Digital Lighting System (DLS) to service the portable above ground spa market. We have applied for a patent on this new technology and have added several additional products to enhance the DLS product line including an LED lit waterfall and an audio system interface.

SaVi™ – ARCHITECTURAL LED LIGHTING

In mid-2004, we began the strategic development of a new line of dramatic color changing, energy efficient LED lighting products targeted at the commercial/architectural lighting market. The SaVi™ Flood, SaVi™ Spot, SaVi™ Tube, SaVi™ Accent, SaVi™ Step Light, SaVi™ Flood Strip, and SaVi™ 512 DMX control system were the first products offered as part of our new SaVi™ brand and were introduced in the 2nd Quarter of 2005. Revenues from sales of our new SaVi™ products have generated almost $1,000,000 since the products were introduced in the second quarter of 2005. In the 1st Quarter of 2006, we began production on the new SaVi™ SHO (Super High Output) light at our facility in Orlando, Florida. The SaVi™ SHO is a new 90-watt super high output RGB LED flood light based on new high density array LED technology that is optically superior to other LED products in the market place. We have also invested in the design, development and tooling of several additional LED products that we expect to introduce in 2006. We also expect to continue to expand our architectural LED product line.

In addition to our architectural line of products, we have introduced two new pool and spa lighting products under the SaVi™ brand. The new SaVi™ Pool Light and SaVi™ Spa Light utilize the same high-density array technology as the SaVi™ SHO and provide unmatched LED performance to the pool and spa lighting market. We have also introduced a new system of lighting, water feature and audio controls for the residential and commercial pool and patio areas we call the Symphony of Light™. The Symphony of Light™ control system allows the residential and commercial pool owner to create spectacular color changing lighting shows and water feature effects synchronized to the user’s choice of music. The user triggers these programs through a simple color touch screen control interface.

Revenue from LED lighting systems and controls products in 2005 increased 21% over 2004 and accounted for 49% of our sales in 2005 as compared to 41% in 2004. We believe that our LED product lines are still in their growth mode and offer significant revenue potential for both the commercial/architectural and pool and spa lighting markets.

WATERFALLS

Super Vision designs, manufactures, markets and sells fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its Oasis Waterfalls™ brand. During 2005 and 2004, revenue from the sale of Oasis Waterfalls™ products was approximately 4% of the Company’s total revenue.

SALES AND MARKETING

Super Vision’s products are utilized in a wide variety of applications; consequently, the Company utilizes several unique marketing channels and strategies to address target users.

COMMERCIAL (Architectural and Sign Lighting):

We currently market and distribute our fiber optic and LED lighting products and systems through a network of approximately 80 individual lighting agencies covering the United States and Canada. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from Super Vision. The independent lighting agencies are paid on a commission basis. We also sell our FlexLED™ and BorderLight™ products directly to local sign lighting manufacturers and distributors as well as select national accounts.

POOLS AND SPAS

We market and sell our lighting products in the swimming pool and spa market to pool and spa distributors and pool builders through a network of independent manufacturer’s representatives. We believe this distribution channel allows us to better serve our customers as well as offer new services such as the bundling of product and installation. In 2005, we focused our efforts on improving our service levels and expanding our retail web based sales base. With the introduction of the SaVi™ pool and spa lighting products along with our new Symphony of Light™ system, we believe that this market segment represents a unique and significant growth opportunity and is an excellent fit with our technology and intellectual property platform.

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

MANUFACTURING AND SUPPLIERS

All fiber optic strands used in our endpoint signs and displays, as well as in the production of our SIDE-GLOW® and END GLOW® cables, are purchased from a key Japanese supplier. Purchases from this Japanese supplier represented approximately 15% and 18% of total inventory purchases for the years ended December 31, 2005 and 2004, respectively. While we believe there are alternative sources for the fiber optic strands used in the production of our endpoint signs and displays, we believe our SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than is generally available elsewhere. The loss of this supplier or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found.

All LED’s used in the manufacture of LED lighting products and systems are purchased from various companies in Asia and in the US. Approximately 80% of all purchases related to LED lighting products and systems were purchased from three suppliers in the year ended December 31, 2005 compared to approximately 76% of all purchases related to LED lighting products and systems purchased from two suppliers in the year ended December 31, 2004. The loss of these suppliers or delays in obtaining shipments could have a material effect on our operations until such time as alternative suppliers could be identified.

We use customized cabling and extrusion equipment to internally produce our SIDE-GLOW® and END GLOW® cables. Monitoring and revising the manufacturing process when required, has allowed us to increase quality, improve capabilities and maintain process control. In the event the cabling and extrusion equipment is ever disabled for any significant period of time, we could outsource the manufacturing of our products.

We manufacture most of the light sources and control systems used with our SIDE-GLOW® and END GLOW® cables and endpoint signs and displays in our facility in Orlando, Florida. The designs of the light sources are considered proprietary, and we have U.S. patents issued with respect to certain designs. All endpoint signs and displays are manufactured by the Company based on the clients’ specifications, or designed jointly by our design personnel and our client. We believe our ability to offer a full range of products, and design, engineering and support services, are unique in the market place, and are important to our future growth.

Several of our LED and fiber optic lighting systems and products are produced by overseas contract manufacturers in an effort to reduce production costs. Total purchases from contract manufacturers based in China and Taiwan were approximately 37% and 30% of total inventory purchases for the years ended December 31, 2005 and 2004, respectively. While we believe alternative sources for the production of these products are available, we have selected certain suppliers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. The Company depends on these suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as new alternative suppliers could be found.

RESEARCH AND PRODUCT DEVELOPMENT

We constantly strive to enhance our existing products. We also plan to develop additional products and identify new markets and distribution channels. We believe that our ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications is critical to our growth. We believe that our responsiveness to the market is an important differentiating factor for Super Vision and we plan to continue to provide rapid response to market trends. The increasing market for LED lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, we plan to continue to explore joint product development activities with our marketing partners to maintain our competitive advantage and defend our market position.

During 2005, we spent approximately $552,000 on engineering and product development activities, as compared to approximately $418,000 in 2004. We feel our future success will depend, in large part, on our ability to develop new products and expand the applications for our LED and fiber optic lighting technologies and continue to improve and enhance our existing products.

We believe that increased levels of spending on research and development will be necessary to successfully develop LED lighting products that will have the brightness of conventional lighting systems and can be sold at an acceptable premium. Additionally, as new technologies and new market opportunities are identified, increased levels of spending on product development may occur so the Company can rapidly design, engineer and produce products to fill these market needs.

COMPETITION

Super Vision currently faces competition from both traditional lighting technologies such as neon and florescent lighting and from competitors specifically engaged in providing fiber optic and LED lighting products and systems. There can be no assurance that other large conventional lighting companies will not enter the market and utilize their resources to capture significant market share and adversely affect the Company’s operating results.

Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our fiber optic and LED products. We believe that educating our target market on the advantages of fiber optic and LED lighting systems is critical to our future growth.

We compete with both traditional and strategic competitors on the basis of design, color changing effects, maintenance costs, safety issues, energy consumption, price and brightness. We believe our products can effectively compete against traditional lighting in the areas of visual impact, maintenance costs, safety and energy consumption. Our fiber optic lighting systems offer the advantage of centralized light source maintenance for lamp replacement. This feature is superior to other lighting systems, such as neon, which require maintenance throughout the lighting system. Additionally, the SIDE-GLOW® and END GLOW® cables are virtually maintenance free and are unbreakable, as opposed to neon and other comparable lighting products which experience high breakage rates both in the field and in shipment. This reduced breakage also results in an additional advantage in the area of safety. Furthermore, our fiber optic products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. Our fiber optic lighting systems also eliminate the majority of heat and ultra-violet radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

Our sign lighting LED products compete favorably with traditional neon lighting for signs on the basis of energy consumption and price for small to medium channel letters and back lighting. For large signs and channel letters, our new FlexMOD™ LED lighting systems will compete effectively on the basis of energy savings, lamp life and durability. In applications calling for maximum brightness and competitive cost, the Company’s products may not be able to compete effectively with traditional lighting products.

We face competition from an expanding number of companies directly involved in the field of LED lighting for commercial/architectural and pool and spa lighting. These companies utilize technologies similar to ours and compete generally on the basis of product line breadth, price, quality and service. We believe we can compete favorably in markets where these factors are the central issue, however, increased pressure from new low cost manufacturers in China continues to put pressure on gross margin levels in the sign lighting and OEM spa business. There can be no assurance that the current competitors directly involved in this industry or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode our market share.

PATENTS AND PROPRIETARY RIGHTS

Super Vision considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Our employees, as well as technical consultants who may be hired from time to time, enter into confidentiality and/or invention assignment agreements providing for non-disclosure of proprietary and trade secret information and the assignment to us of all inventions, improvements, technical information and suggestions relating in any way to our business (whether patentable or not) which the employee or consultant develops during the period of their employment or association with our Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of our products or obtain information that we consider as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by our Company. We therefore believe that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

We have been issued a United States patent relating to the reflective center core used in the process of manufacturing our SIDE-GLOW® cables and have received Patent Cooperation Treaty protection of this patent overseas. We also have two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, we have acquired a United States patent related to the method of manufacturing a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, we believe that expansion of the applications for our fiber optic technologies is important to the possible achievement of future growth objectives.

Including the patents identified above, we currently hold nineteen patents related to our fiber optic and LED lighting intellectual property. In addition, we have nine patent applications currently filed with the U.S. Patent and Trademark Office.

We will continue to seek patent protection where appropriate for future developments, improvements and enhancements to our technology. There can be no assurance; however, that our existing patents or patents that may be issued in the future will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours. Although we believe that the products we sell do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has occurred or may occur. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products or obtain a license for the manufacture and/or sale of such products.

There has been litigation regarding patent and other intellectual property rights in the fiber optic and LED lighting industry, particularly in the areas in which we compete. We have defended, and will likely continue to defend, ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on our operations. See Item 3. Legal Proceedings.

Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or intellectual properties and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

We have a registered trademark for the “Super Vision” name, and have filed for a European community trademark. Additionally, we have obtained registered trademarks on the brand names SIDE-GLOW® and END GLOW® related to our fiber optic cables, and European community trademark applications have been filed as well. We have also submitted applications to register the trademark FlexLED™, SaVi™ and Symphony of Light™. We believe that these trademarks help in our efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

At March 1, 2006, Super Vision had 58 full-time employees, including 5 in research and development, 16 in sales, marketing and customer service, 9 in finance and administration and 28 in production and quality control. None of our employees are currently covered by a collective bargaining agreement and we consider our employee relations to be good. We also utilize temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.	Description of Property.

Our executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $660,000 and $641,000 in 2005 and 2004, respectively. Max King Realty, an entity controlled by Brett Kingstone, the Chairman of the Board and former Chief Executive Officer of the Company, owns the building that houses our facilities. On October 31, 2003 we entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within our facility, with an unrelated third party, effective December 1, 2003 through November 30, 2004. The sub-lessee vacated the premises effective November 30, 2004. The monthly payments were $11,372 plus reimbursement of expenses for a pro rata portion of power and water consumption. We did not secure another sub-lease tenant until September, 2005. On September 14, 2005, we entered into a one-year renewable agreement to sub-lease 30,000 square feet of warehouse space within our facility to an unrelated party for monthly lease payments of $15,975 plus reimbursement of expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $48,000 and $130,000 for the years ended December 31, 2005 and 2004, respectively, and is included in other income in the statements of operations.

Item 3.	Legal Proceedings.

On July 18, 2003 Super Vision filed a lawsuit (civil case number CI 99-932) against impleader defendant, Ocean Bank of Ft. Lauderdale, Florida (the “Bank”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida. The suit alleges that the Bank aided and abetted the efforts of Marsam Trading Corporation, Optic Tech International and the Wu Family of Shanghai, Hong Kong and Miami to avoid the enforcement of a court ordered injunction and the collection of a $33.1 million judgment and additional legal fees awarded to Super Vision in September of 2002 by an Orange County Jury in State civil proceedings under civil case number CI 99-9392. The Wu Family and their numerous associated corporations in the U.S. and China were found liable on more than twelve counts in that lawsuit including Theft of Trade Secrets, Fraud, Violations of Florida’s RICO Act, Negligent Destruction of Evidence and Civil Theft as described in a partial final judgment dated October 30, 2002 under the above case number. A trial date has been set in this matter for February 2007.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. No damages have been awarded Color Kinetics at this time. Although the Company intends to appeal the grant of summary judgment in favor of Color Kinetics, and any damages that might be awarded, there can be no assurance that the Company will be successful in its appeal. Color Kinetics has also filed a motion to the court asking the court to determine that this case is “exceptional” under the patent laws, and to award Color Kinetics attorney’s fees in the amount of approximately $1.4 million. Color Kinetics has told the court that if its attorneys’ fees are awarded, it will dismiss any further claims for damages or willful infringement. The Company believes that Color Kinetics’ motion is groundless, and it is unable to assess the likelihood that Color Kinetics will be successful on this motion. However, if Color Kinetics is successful on this motion, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was also transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allows Super Vision to file the infringement case against Color Kinetics again, based on certain conditions. Super Vision currently intends to file the case again, if and when the conditions are satisfied.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 7, 2005, the Company held a Special Meeting of Stockholders. At the meeting, the stockholders voted upon a proposal, solely for purposes of NASD Marketplace Rule 4350(i), to approve the grant of a warrant to purchase 289,187 shares of the Company’s Class A Common Stock to Brett Kingstone, in connection with Mr. Kingstone’s transition from his current positions as Chief Executive Officer and President of the Company. There were 2,785,021 votes cast for, 2,569,710 against, 215,311 abstentions and broker non-votes.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) The Company’s Class A Common Stock, par value of $.001 per share has traded on the NASDAQ SmallCap Market under the symbol SUPVA since March 22, 1994. The following table sets forth the high and low closing prices of the Class A Common Stock for the fiscal years ended December 31, 2005 and 2004 as reported by the NASDAQ Small Cap Market.

	2005		2004
	High	Low	High	Low
First Quarter	4.50	3.51	6.40	3.55
Second Quarter	4.65	3.10	6.10	3.87
Third Quarter	6.25	3.63	4.30	2.10
Fourth Quarter	5.20	3.32	5.24	3.46

(b) The number of holders of record of the Company’s Class A Common Stock on March 15, 2006 was 32. This number does not include beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

(d) For information regarding securities authorized for issuance under equity compensation plans, see Item 11 of this Annual Report on Form 10-KSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and related Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained here, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Factors that May Affect Future Results and Market Price of Stock” below.

Overview

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and FlexLED™, BorderLight™, and SaVi™ brand LED lighting products and control systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features under the Oasis Waterfalls™ brand. The Company markets and distributes products globally through multiple networks of independent sales representatives and distributors.

The year 2005 marked a significant milestone for Super Vision. We continued to gain market penetration with our LED lighting systems and controls across all of our market segments and for the first time in the Company’s history, revenue from LED products and systems surpassed revenue from sales of fiber optic products. Sales from LED lighting systems increased 21% in 2005 as compared to 2004 and accounted for 49% of total revenue in 2005 compared to 41% in 2004, while revenue from sales of fiber optic products in 2005 represented 47% of total revenue compared to 55% in 2004. We also strengthened our presence in the portable spa and OEM markets during 2005, with the expansion of our Digital Lighting System LED lighting products. In the 2nd quarter of 2005 we introduced our SaVi™ brand of architectural LED lighting products and since introduction they have generated almost $1.0 million in revenue. Late in 2005, we completed the construction of our new state-of-the-art training and development center which showcases our latest technology and products for commercial, sign and pool and spa applications highlighting both our LED and Fiber Optic lighting systems. We believe that this investment will enhance promotion of our products as our sales representatives and customers can now see, touch and feel our products and better understand their applications. The new training center will also better enable us to conduct detailed product training. In 2005, we also continued our new product development plan to leverage recent innovations in LED technology and to develop the next generation of SaVi™ brand products for both the commercial/architectural and the pool/spa lighting markets.

In 2005, we realized our goal to capitalize on the expanding global market for LED lighting systems. With year over year revenue from LED lighting systems increasing by 21% we managed to sustain a modest one percent overall growth in our revenue despite a 15% decline in sales from our fiber optic products. The increase in sales of LED products offset the decline in fiber optic sales primarily resulting from the impact of two large one-time international fiber optic shipments that were invoiced in the 4th quarter of 2004. While we remain optimistic that the fiber optic market will continue to be a major part of our business, we believe that the LED segment will drive our growth in the future. In 2005, we succeeded in improving our overall gross margins on LED products, which was a critical factor in improving our gross margin for the year. Historically, our gross margins from fiber optic products have been higher than gross margins from LED lighting systems. However, we anticipate an increase in gross margins from LED products as we gain traction in the higher gross margin commercial market with our SaVi™ line.

During 2005, we also invested in new product tooling on a number of our new SaVi™ products. Because of the new product development, we entered into several new LED vendor relationships, which initially required upfront cash payments. This led to a temporary cash flow imbalance during the year. We anticipate that this shift in cash utilization will be normalized as we see sales begin to be generated from these new products. We have also secured improved credit terms with most of these new vendors, moving from upfront cash payments to up to net 90 days with letters of credit. We believe these new product investments are essential to repositioning the Company to capitalize on the growth potential of the high brightness LED lighting systems market and emerge as one of the leaders in this market moving forward.

We also continue to focus on key indicators in order to measure our performance. In the short-term, (1-3 years), management is working towards obtaining and maintaining positive trends in the following areas:

•	Revenue Growth

•	Profitability

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Product and market mix

•	Operating expenses

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable turnover,(AR)/Accounts Payable (AP)/,Inventory turnover and working capital)

•	Shareholder Value

In the long term (over 3 years), we are striving to generate consistent and predictable net sales growth while incrementally enhancing cash flow from operations.

Restatement of Financial Statement for the Year Ended December 31, 2004 and 2005 (unaudited) Quarterly Reports

We have restated our financial statements for the year ended December 31, 2004 and 2005 unaudited quarterly reports previously filed with the Securities and Exchange Commission as discussed below.

On March 20, 2006, we determined to restate our previously filed (i) condensed unaudited financial statements included in the our previously filed Forms 10-QSB for the quarters ended March 31, June 30 and September 30, 2005 and (ii) financial statements for the year ended December 31, 2004 included in our previously filed Form 10-KSB for the year ended December 31, 2004. Such financial statements are being restated to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. The restatement resulted from a reassessment of our existing methodology for capitalizing labor and overhead due to changes in our product mix over the past three years resulting from the shift from fiber optics to LED based products. Because of the accounting error, our net loss for the year ended December 31, 2004 was understated by $69,231, or $.03 per basic and diluted share, resulting in an increase in the our net loss for the year ended December 31, 2004 from $332,201 to $401,432, and an increase in inventory as of December 31, 2004 of $365,736 from $2,349,997 to $2,715,733. In addition, the restatement resulted in a decrease of $434,967 in our accumulated deficit as of December 31, 2004.

Our inventory consists of (i) manufactured and assembled products, (ii) distributed products and (iii) raw material components that are used in the production of manufactured and assembled products. Historically, we have been capitalizing labor and overhead only on manufactured and assembled products. Labor was applied to each unit using the direct labor and related fringe benefits rate times the estimated time to manufacture each unit. Overhead was applied to each unit based on the labor and related fringe benefit dollars for that unit. Overhead costs included freight-in and indirect labor costs.

Due to changes in our product mix over the past three years with the move from fiber optics to LED based products; we reassessed our methodology for capitalizing labor and overhead during the first quarter of 2006. As a result of this reassessment, we determined the following:

•	Certain indirect labor and related overhead costs were not being capitalized on distributed and raw material inventory that are inspected by our quality control department and maintained by their inventory team.

•	The overhead rate calculated for manufactured and assembled items improperly included certain indirect labor costs in the direct labor dollar pool.

•	Freight-in costs were only capitalized on manufactured and assembled products as part of the overhead capitalized, and were not capitalized on all other products. Freight-in relates to costs incurred for bulk shipment of the majority of the purchased inventory from overseas and should be added to the cost of all inventory items.

The table below summarizes changes resulting from the restatement:

	As previously reported December 31, 2004	As restated December 31, 2004
Total current assets	$6,313,827	$6,679,563
Accumulated deficit	$5,478,271	$5,043,304

Gross margin	$4,358,240	$4,289,010
Net Loss	$332,201	$401,432
Net Loss per Common Share – basic and diluted	$0.13	$0.16

The impact on the quarterly unaudited financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was as follows:

	Three months ended
	September 30, 2005	June 30, 2005	March 31, 2005
Net income (loss), as previously reported	$(47,636)	$106,511	$(182,154)
Adjustment to cost of sales	$68,321	$45,602	$36,844
Net income (loss), as restated	$20,685	$152,113	$(145,310)
Earnings (loss) per share, as previously reported	$(0.02)	$0.04	$(0.07)
Earnings (loss) per share – basic and diluted, as restated	$0.01	$0.06	$(0.06)

	Nine months ended Sept. 30, 2005	Six months ended June 30, 2005
Net income (loss), as previously reported	$(123,280)	$(75,643)
Adjustment to cost of sales	$150,766	$82,445
Net income (loss), as restated	$27,486	$6,802
Earnings (loss) per share, as previously reported	$(0.05)	$(0.03)
Earnings (loss) per share – basic and diluted, as restated	$0.01	$0.00

Revenues & Gross Margin

	Year Ended December 31,
	2005	2004 (as restated)	Change	%
Revenues	$11,983,223	$11,894,666	$88,557	1%
Cost of sales	7,110,595	7,605,656	(495,061)	(7%)

Gross margin	$4,872,628	$4,289,010	583,618	14%

Gross margin %	41%	36%

Revenues for 2005 increased 1% to approximately $11,983,000 as compared to approximately $11,895,000 during the preceding year. This modest increase resulted from a 21% increase in revenue from the sale of LED systems offset by a 15% decline in revenue from the sale of fiber optic products. Sales from LED lighting systems in 2005 accounted for 49% compared to 41% a year ago while revenue from the sale of fiber optic products in 2005 represented 47% compared to 55% in 2004. Revenue from pool, portable spa and Original Equipment Manufacturer (OEM) increased by 2% while revenue from commercial markets increased by 3%. Revenue from international markets dropped by 3% over 2004 levels. Revenue increases in pool, portable spa, OEM and commercial markets were driven by increased customer demand for our LED products. However, despite a similar pattern of increased LED demand from the international market, our LED revenue was offset by the decline in overseas fiber optic sales, specifically due to two large one-time sales, which shipped and invoiced in the 4th quarter of 2004. Additionally, we face fierce competition in the LED market overseas forcing us to adopt a very aggressive pricing strategy thereby contributing to lower revenue levels in that market. We are focusing on specific key initiatives relative to the company’s LED product line across the board. During 2005, we re-negotiated with our major vendors and began focusing on ordering turn-key products and establishing volume pricing schemes that allow additional savings based on quantity demand.

Gross margins in 2005 increased to 41% from 36% in 2004. Improved overall gross margins were mainly driven by the following:

a.	Higher revenues from the commercial, pool, spa and OEM markets in 2005 compared to 2004 at improved gross margin levels.

b.	One time recovery of costs resulting from out-of-court legal settlements totaling $240,000 relating to charges to cost of sales in prior years to replace damaged and faulty parts on fiber optic light sources.

c.	Improved vendor negotiations and successful drive to streamline product sources.

Excluding the one-time benefit of the $240,000 legal recovery discussed above, gross margins increased to 39% from 36% on a year over year basis.

We generated favorable revenue increases in pool, portable spa, OEM and architectural markets where gross margins were strong in 2005. Our price increases in selected products and markets helped absorb the decline in gross margins from lower fiber optic revenues, which normally are sold at higher gross margin than LED products. In addition, we completely reconfigured the factory floor and corresponding material handling requirements which allowed us to become more efficient in our operations and better at managing and planning our inventory which resulted in reduced freight-in costs and other inventory-related expenses for the year.

In 2005, we further streamlined our manufacturing operations aimed at reducing costs and improving product quality. During the year, we reduced our process errors by almost half compared to 2004. We restructured the entire manufacturing facility to allow more fluid work flow and increase production efficiency. Our goal to increase our gross margin in 2005 was achieved through the focused initiatives as set forth below:

1.	Product Quality:

a.	Continued improvement of product quality through a more specific checklist-driven ongoing inspections of products from our offshore manufacturing partners.
b.	Created Quality Control Task Force to review and implement actions to correct all quality control issues surrounding Company products.
c.	Clearly defined accountability for manufacturing personnel and supervisors regarding quality control within the Company.

2.	Pricing and Product Sourcing:

a.	Continued drive for more favorable product costing and sourcing through value-added re-engineering and manufacturing efficiencies.
b.	Continued drive for raw materials cross over among key products allowing for better volume pricing.
c.	Better product specifications during the early stages of product development leading to objective product costing and leveraged pricing negotiations prior to production.
d.	Targeted price increases to match recent industry wide competitive price increases for the Commercial lighting market.

3.	Inventory Management

a.	Focus on the Company’s need to maintain proper inventory levels to ensure competitive lead times versus the risk of inventory obsolescence due to changing technology and customer requirements.

b.	Focus on reducing inventory levels of certain items and implementing improved inventory planning to avoid excessive shipping charges.

4.	Lean Manufacturing and Cross Functional Training

a.	Review and assessment of existing manufacturing processes by an independent outside consultant aimed at identifying key weaknesses or breakdowns in the processes as well as potential duplications or absence of controls.
b.	Documentation of processes in manufacturing and implementation of periodic evaluation of existing procedures to ensure adherence and consistency.
c.	Cross functional training among production personnel to ensure fluid flow of work during peak production times.

Operating Loss and Expenses

	Year ended December 31,
	2005	2004 (as restated)	Change	%
Gross margin	$4,872,628	$4,289,010	$583,618	14%
Less operating expenses:
Selling, general & administrative	4,691,905	4,087,412	604,493	15%
Research & development	552,209	418,177	134,032	32%
(Gain) Loss on disposal of property, plant and equipment	(6,000)	18,937	(24,937)	(132%)

Total operating expenses	$5,238,114	$4,524,526	$713,588	16%

Operating loss	$(365,486)	$(235,516)	$(129,970)	(55%)

Increased operating loss for the year ended December 31, 2005 was due to higher operating expenses for the period. Selling, general and administrative expenses increased by approximately $604,500 mainly resulting from a $204,000 increase in legal fees and an approximately $437,000 increase in wages and benefits. The rising cost of health insurance, an additional key hire in sales and marketing, accrual of certain objective based bonuses and a one-time accrual of $70,000 for severance to our outgoing President and CEO, Brett Kingstone, pursuant to a transition agreement between Mr. Kingstone and the Company dated September 9, 2005 made up the increase in wages and benefits. During the year we settled four outstanding law suits involving the Company. Legal expenses related to these settled cases will not re-occur in the future.

Research and development expenses increased by approximately $134,000 mainly due to increased new product engineering and prototype expenses along with wage and benefit related costs. We invested a significant amount of time and resources in new product development projects that we believe will contribute to our growth in the future. Most of these products are now entering production and we anticipate beginning selling efforts in the 2nd quarter of 2006.

Interest

The Company had interest income for the years ended December 31, 2005 and 2004, respectively of approximately $56,000 and $32,000. The Company’s interest expense was approximately $368,000 for the year ended December 31, 2005 as compared to approximately $391,000 for 2004 relating to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income for the year ended December 31, 2005 was approximately $189,000 compared to approximately $193,000 for 2004. Other income in 2005 consisted primarily of approximately $116,000 in license and royalty fees received from a number of manufacturing companies in the lighting industry which licensed the High End Systems (HES) Patent the Company acquired in 2004, proceeds from sub-leasing part of our facility of approximately $64,000 and approximately $9,000 relating to write-off of old customer credit balances. The Company expects increased proceeds from sub-leasing part of its facility in 2006 pursuant to the one-year sub-lease agreement it entered into in September, 2005 with a third party tenant. Other income in 2004 of approximately $193,000 consisted primarily of proceeds from sub-leasing part of our facility of approximately $129,000 pursuant to our sublease agreement with a former third party tenant through November of 2004, and approximately $60,000 in license fees received from a number of manufacturing companies in the lighting industry which licensed the HES Patent the Company acquired in 2004.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2005 or 2004.

Net Loss

The net loss for the twelve months ended December 31, 2005 was approximately $488,500 or $0.19 per basic and diluted common share, as compared to a net loss of approximately $401,400, or $0.16 per basic and diluted common share, for the twelve months ended December 31, 2004. The increase in net loss was primarily due to higher operating expenses offset in part by higher gross margin and lower non-operating expenses in 2005 compared to 2004.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP (“Generally Accepted Accounting Principle”) financial measure provided as additional information to investors. EBITDA is an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, Super Vision’s management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measures we reference with such comparable GAAP financial measure.

For the ended December 31, 2005, EBITDA was approximately $467,500 compared to approximately $644,300 in 2004. The decrease is primarily due to an increase in net operating loss in 2005 and decreases in depreciation, amortization and interest expense. Despite lower EBITDA in 2005 compared to 2004, we anticipate that positive trends in gross margins and continued focus on cost reduction will yield positive contributions to our EBITDA in 2006.

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA:

	Year Ended December 31,
	2005	2004 (as restated)	Change	%
Net Loss	(488,458)	(401,432)	(87,026)	(22%)
Plus:
Interest expense	367,992	390,999	(23,007)	(6%)
Depreciation	549,311	580,165	(30,854)	(5%)
Amortization and impairment	38,654	74,556	(35,902)	(48%)
Taxes	—	—	—	—

EBITDA	467,499	644,288	(176,789)	(27%)

% of Revenues	4%	5%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, the Company had working capital of approximately $4,316,000, a decrease of approximately 12% from working capital of approximately $4,885,000 at December 31, 2004. During 2005 and 2004, the Company financed its operations primarily from working capital, including cash on hand.

Cash Flows from Operating Activities

	December 31,
Selected Balance Sheet Items	2005	2004 (As restated)	Change	%
Cash and investments	$1,274,150	$1,926,042	$(651,892)	(34%)
Accounts receivable, net	$1,516,979	$1,908,383	$(391,404)	(21%)
Inventories, net	$3,279,182	$2,715,732	$563,450	21%
Accounts payable	$1,484,921	$1,523,758	$(38,837)	(3)%

Net cash used in operations totaled approximately $112,000 for the year ended December 31, 2005 compared to approximately $153,000 for the year ended December 31, 2004. The net loss of approximately $488,000 was offset by the non-cash expense for depreciation and amortization of approximately $588,000. The most significant use of cash in operations during 2005 was an increase in inventory of approximately $563,000 primarily due to new LED products for the pool, portable spa, OEM and commercial markets to support the 21% increase in LED revenue for the year. Other uses of cash in operations were related to prepaid tooling costs and advanced deposits amounting to approximately $147,000 for inventory purchases on new products developed and produced by new vendors overseas where we did not have previous relationships. Restricted cash amounting to approximately $83,000 relating to the funding of an import letter of credit for a LED products order also contributed to the cash used in operations at December 31, 2005. We have made significant progress in securing reasonable terms with our new vendors, which we expect will benefit our operations in early 2006. The significant use of cash was offset by decreases in accounts receivable of approximately $391,000 due to more efficient collection efforts and lower December 2005 revenue levels and increased accrued compensation and benefits mainly relating to an accrual of severance and certain year-end objective based bonuses. Despite our focus to maintain low inventory during the year, and implementing better use of inventory planning tools to avoid costly shipping charges, we saw the critical need to build-up our LED based inventory to cater to market demands. We continue to focus on our need to maintain proper inventory levels to ensure competitive lead times while recognizing the risk of inventory obsolescence due to changing technology and customer requirements. We also continue to make further strides in managing inventory levels through better forecasting and use of historical usage data.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2005 was approximately $480,000 compared to approximately $197,000 for the year ended December 31, 2004. Capital expenditures for 2005 were approximately $395,000 compared to approximately $152,000 for 2004. The majority of the capital expenditures in 2005 were related to the construction of our new state of the art showroom and training facility, investment on new product tooling and upgrading computer systems. Additional expenditures were made for the acquisition of tooling and design equipment, computer hardware and software aimed at enhancing Company-wide operational efficiencies, purchases of furniture and fixtures, and building improvements used for normal business operations. There were also expenditures of approximately $70,000 related to several patent and trademark applications for our LED product line which we filed in 2005. We believe that all of these investments are essential to repositioning the Company to capitalize on the growth potential of the high brightness LED lighting systems market, as we position ourselves at the forefront of LED technology and applications moving forward.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2005 was approximately $177,000 compared to approximately $140,000 for the year ended December 31, 2004, primarily due to payments on capital lease obligations in both years.

The Company believes that available cash, together with funds expected to be generated from operations, will be sufficient to finance the Company’s currently anticipated working capital requirements, as well as planned expansion, for the next twelve months. On February 10, 2006 we secured a $1,200,000 revolving line of credit from a financial institution that will allow us to finance additional working capital needs as they arise. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory obsolescence and stock-based compensation. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within six months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2005 and 2004.

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

CONTRACTUAL OBLIGATIONS

Related Party Capital Lease Obligations

On September 27, 1996, Super Vision entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our former President and Chief Executive Officer and current Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. The Company began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for the year ended December 31, 2005 amounted to approximately $660,000. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time the Company entered into the lease agreement, based on then current economic conditions, the real estate market, and the Company’s prospects, the Company believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At December 31, 2005, future minimum lease payments for the capital lease are as follows:

2006	$673,176
2007	692,811
2008	706,836
2009	727,451
2110	742,176
2011 and 2012	1,088,532

Minimum lease payments	4,630,982
Less amount representing interest and executory costs	(2,112,312)

Present value of net minimum lease payments under capital lease	$2,518,670

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2005, the total amount due including estimated accrued interest was approximately $44 million. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Company has reached an agreement with Mr. Kingstone (the “Participation Agreement”) regarding funding for collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of December 31, 2005, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9th, 2005, the Company has agreed to pay Mr. Kingstone 50% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. The Participation Agreement will terminate on December 31, 2009. To date, the Company has incurred approximately $20,000 in fees and has not recovered any funds from Collection Activities.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Letters of Credit

We periodically obtain guaranteed letters of credit with a financial institution to enable us to purchase inventory from overseas, primarily from vendors in China. As of December 31, 2005 we had an outstanding letter of credit in the amount of $82,943. This amount was fully secured by cash held by our bank and these funds are classified as restricted cash on our balance sheet.

Employee Benefits

We have committed to pay certain medical costs for an employee to undergo certain necessary medical procedures that may not be fully covered by insurance. At this time, we are unable to estimate the amount of such medical costs and are therefore unable to access the likelihood that such costs will be material to our financial condition, results of operations, liquidity and capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, FASB issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R). We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $243,000, $105,000 and $13,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006 and thereafter.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as defined in ARB No. 43. In addition, SFAS 151 introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our financial statements.

In December 2004, FASB issued Statement No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets. SFAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and would be applied prospectively. We do not believe the adoption of SFAS 153 will have a material effect on our financial statements.

In May 2005, FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe the adoption of SFAS 154 will have a material effect on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

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

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitably. The Company has experienced annual losses of ($488,458), ($401,432), ($414,287) and ($1,103,037) for each of the years ended December 31, 2005, 2004, 2003 and 2002, respectively. The Company faces significant challenges in order to reach profitability. In order for the Company to be successful and to grow, it will need to successfully address these challenges. Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s Class A common stock to decline.

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

Quarterly Operating Results Fluctuate As A Result Of Many Factors. Quarterly revenues and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within the control of the Company. Factors that could affect revenues include, among others, the following:

•	competitive factors, such as competitive pricing pressure and the potential introduction of new products by competitors;

•	manufacturing factors, including constraints in the Company’s manufacturing and assembly operations and shortages or increases in the prices of raw materials and components;

•	sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor or sales representative, and seasonality of sales;

•	product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies, and adverse effects on sales of existing products;

•	the ability to control costs, including levels of expenses relative to revenue levels;

•	risk of product returns and exchanges; the Company may experience component problems in the future that could increase warranty reserves and manufacturing costs;

•	the ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the risk of loss of a significant customer;

•	changes in the Company’s pricing policies and the pricing policies of suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•	success in expanding and implementing our sales and marketing programs;

•	relatively small level of backlog at any given time;

•	the mix of sales among the Company’s products;

•	deferrals of customer orders in anticipation of new products, or product enhancements;

•	risks and uncertainties associated with international business;

•	expenses that may be incurred in litigation;

•	personnel changes;

•	currency fluctuations and our ability to get currency out of certain foreign countries; and

•	general economic and market conditions, including housing market trends, interest rates, the weather, terrorist activities and the prospect of or the actuality of war.

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

Due to all of the factors listed above and other risks discussed herein, future operating results could be below the expectations of securities analysts and investors. If that happens, the trading price of the Company’s Class A common stock could decline. As a result of these quarterly variations, securities analyst and investors should not rely on quarter-to-quarter comparisons of the Company’s operating results as an indication of the Company’s future performance.

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

The Company Has Significant International Sales And Is Subject To Risks Associated With Operating In International Markets. International product sales represented approximately 40% and 35% of the Company’s total revenues for the years ended December 31, 2005 and 2004, respectively. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with a wide variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which the Company operates;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions; and

•	political, social and economic instability including war and the threat of war.

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

Dependence on Third-Party Suppliers. The Company depends on others to manufacture a significant portion of the component parts incorporated into its products. The Company purchases its component parts from third-party manufacturers and believes that numerous alternative sources of supply are readily available for most component parts. The Company depends on its suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers; instead, it purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. This means the Company is vulnerable to unanticipated price increases.

In an effort to reduce manufacturing costs, the Company has outsourced the production of certain parts and components as well as finished goods in its LED lighting product lines to a number of overseas suppliers. While the Company believes alternative sources for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier(s) could be found.

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

The following financial statements are filed as part of this Annual Report on Form 10-KSB. This information appears in a separate section of this Annual Report on Form 10-KSB following the Index to Financial Statements on page F-1:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2004 (as restated)
Statements of Operations for the years ended December 31, 2005 and 2004 (as restated)
Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004 (as restated)
Statements of Cash Flows for the years ended December 31, 2005 and 2004 (as restated)
Notes to Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a level of reasonable assurance in achieving our desired control objectives including consideration of the facts and circumstances surrounding the restatement as set forth below and elsewhere in this Form 10-KSB in light of the steps taken by the Company to remediate the accounting errors precipitating the restatement. The Company’s management has concluded that the financial statements included in this Annual Report of Form 10-KSB present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Due to changes in our product mix over the past three years with the move from fiber optics to LED based products, we reassessed our methodology for capitalizing labor and overhead during the first quarter of 2006. As a result of this reassessment, we discovered the following errors in our previously applied methodology:

•	Certain indirect labor and related overhead costs were not being capitalized on distributed and raw material inventory that are inspected by our quality control department and maintained by their inventory team.

•	The overhead rate calculated for manufactured and assembled items improperly included certain indirect labor costs in the direct labor dollar pool.

•	Freight-in costs were only capitalized on manufactured and assembled products as part of the overhead capitalized, and were not capitalized on all other products. Freight-in relates to costs incurred for bulk shipment of the majority of the purchased inventory from overseas and should be added to the cost of all inventory items.

On March 20, 2006, we determined to restate our previously filed (i) condensed unaudited financial statements included in the our previously filed Forms 10-QSB for the quarters ended March 31, June 30 and September 30, 2005 and (ii) financial statements for the year ended December 31, 2004 included in our previously filed Form 10-KSB for the year ended December 31, 2004.

Consequently, Cross Fernandez and Riley LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management of a material weakness in internal controls due to our inability to detect this error in application of U.S. generally accepted accounting principles. Cross, Fernandez & Riley LLP indicated that they considered this deficiency to be a material weaknesses as that term is defined under standards established by the Public Company Accounting Oversight Board.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. Accordingly, the Company has concluded that its disclosure controls and procedures were ineffective at December 31, 2005 and 2004, September 30, 2005 and 2004, June 30, 2005 and 2004 and March 31, 2005 and 2004 because of this material weakness. If not remediated, this material weakness could result in further misstatements of annual or interim consolidated financial statements.

Subsequent to December 31, 2005 and as a part of the year-end closing process, the Company corrected its method of accounting for overhead and freight-in charges by implementing enhanced procedures and controls to ensure the accuracy and completeness of its accounting for overhead and freight-in charges. The Company is committed to addressing its control environment and reporting procedures. In light of the restatement and the material weakness identified in the Company’s internal controls, commencing in the first quarter of the Company’s 2006 fiscal year, the Company has begun a thorough review of its control procedures, reconciliations and analyses that impact the Company’s financial information and disclosures. This review includes increased diligence by the Company’s management, including its Chief Executive Officer and Chief Financial Officer.

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. There can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

The Company has commenced its effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a non-accelerated filer with a fiscal year end of December 31, the Company must first begin to comply with the requirements of Section 404 for the fiscal year ending December 31, 2007. During the periods through December 31, 2007, we will review and enhance our internal control design and documentation, management review, and ongoing risk assessment as part of our internal control program.

There has been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2005, concerning shares of our Class A common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 8 of our Notes to financial statements.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	944,119	$4.58	91,604
Equity compensation plans not approved by stockholders	149,688	$8.02	—
Totals	1,093,807	$5.05	91,604

Item 12.	Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Exhibits

3.1	Certificate of Incorporation of the Company (1)
3.2	Amendment to Certificate of Incorporation (1)
3.3	Amendment to Certificate of Incorporation (4)
3.4	Amendment to Certificate of Incorporation (3)
3.5	Bylaws (1)
4.1	Form of Class A Common Stock Certificate (5)
10.1†	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated (3)
10.2†	Super Vision International, Inc. 2003 Stock Incentive Plan (9)
10.3†	Form of Indemnification Agreement (1)
10.4.1	Lease for Presidents Drive facility (5)
10.4.2	Amendment to lease for Presidents Drive facility (5)
10.5†	Warrant Agreement dated as of December 21, 2005 between the Company and Kingstone Family Ltd Partnership II (10)
10.6	Stock Purchase Agreement between the company and Hayward Industries, Inc. dated as of September 25, 1996, including exhibits (2)
10.7†	Employment Agreement between the Company and Michael A. Bauer dated September 9, 2005 (11)
10.8†	Transition Agreement between the Company and Brett M. Kingstone dated September 9, 2005(11)
10.9	Amendment to Registration Rights Agreement between the company and Hayward Industries, Inc. dated as of March 9, 1999(5)
10.10	Warrant Certificate registered in the name of Hayward Industries, Inc.(6)
10.11†	Contingent Proceeds Participation Agreement.(7)
10.12†	Employment Agreement between the Company and Danilo A. Regalado dated October 18, 2005 (12)
10.13	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006*
14.1	Code of Business Conduct and Ethics(8)
23.1	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm*
31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

†Management contract or compensatory plan or agreement

(1)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K dated September 25, 1996
(3)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 29, 1997
(4)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 22, 1998
(5)	Incorporated by Reference to the Registrant’s Registration Statement on Form SB-2 (File No. 333-73804)
(6)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2001
(7)	Incorporated by Reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(8)	Incorporated by Reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003

(9)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed April 16, 2004
(10)	Incorporated by Reference to the Registrant’s Definitive Proxy Statement filed November 3, 2005
(11)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K filed September 14, 2005
(12)	Incorporated by Reference to the Registrant’s Current Report on Form 8-K filed October 18, 2005

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

SUPER VISION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Super Vision International, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Super Vision International, Inc. (“the Company”) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company restated its 2004 financial statements and its 2005 quarterly reports to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in the Company’s overhead rate.

/s/ Cross, Fernandez & Riley LLP

Orlando, Florida

March 20, 2006

SUPER VISION INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,
	2005	2004 (as restated)
ASSETS
Current Assets:
Cash and cash equivalents	$248,080	$1,017,285
Restricted cash	82,943	—
Investments	943,127	908,757
Trade accounts receivable, less allowance for doubtful accounts of $98,688 and $134,593	1,516,979	1,908,383
Inventories, less reserve of $221,286 and $187,068	3,279,182	2,715,732
Prepaid expenses	235,692	88,208
Other assets	5,187	41,196

Total current assets	6,311,190	6,679,561

Property and Equipment:
Machinery and equipment	2,079,491	1,963,613
Furniture and fixtures	403,674	392,036
Computers and software	739,812	669,460
Leasehold improvements	1,141,047	1,034,762
Property held under capital lease	3,081,000	3,081,000

	7,445,024	7,140,871
Accumulated depreciation and amortization	(4,737,067)	(4,278,357)

Net property and equipment	2,707,957	2,862,514

Deposits on equipment	4,200	18,000
Patents and trademarks less accumulated amortization of $100,075 and $83,026	177,892	136,301
Other intangible assets less accumulated amortization of $56,915 and $54,757	62,151	72,734
Other assets	60,418	60,418

	$9,323,808	$9,829,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,484,921	$1,523,758
Accrued compensation and benefits	261,652	68,340
Deposits	23,143	16,387
Current portion of obligation under capital lease with related party	225,814	185,881

Total current liabilities	1,995,530	1,794,366

Obligation under capital lease with related party, less current portion	2,292,856	2,518,668

Total liabilities	4,288,386	4,313,034

Commitments and contingencies (see Notes 011 and 1)
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized, 2,061,299 and 2,058,814 issued and outstanding	2,061	2,059
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,572,958	10,564,357
Accumulated deficit	(5,531,762)	(5,043,304)
Accumulated other comprehensive loss, net of deferred income taxes	(8,318)	(7,101)

Total stockholders’ equity	5,035,422	5,516,494

	$9,323,808	$9,829,528

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004 (as restated)
Revenues	$11,983,223	$11,894,666
Cost of sales	7,110,595	7,605,656

Gross margin	4,872,628	4,289,010
Operating expenses:
Selling, general and administrative	4,691,905	4,087,412
Research and development	552,209	418,177
(Gain) Loss on disposal of property and equipment	(6,000)	18,937

Total operating expenses	5,238,114	4,524,526

Operating loss	(365,486)	(235,516)
Non-operating income (expense):
Interest income	55,540	32,392
Other income	189,480	192,691
Interest expense	(367,992)	(390,999)

Total non-operating expense, net	(122,972)	(165,916)

Net loss	$(488,458)	$(401,432)

Basic and diluted loss per common share	$(0.19)	$(0.16)

Basic and diluted weighted average shares outstanding	2,542,579	2,541,601

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, January 1, 2004 (as restated)	2,057,314	$2,058	483,264	$483	$10,556,883	$(4,641,872)	$(20,810)	$5,896,742
Exercise of employee stock options	1,500	1	—	—	7,474	—	—	7,475	—
Net loss (as restated)	—	—	—	—	—	(401,432)	—	(401,432)	(401,432)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	13,709	13,709	13,709

Comprehensive loss									$(387,723)

Balance, December 31, 2004 (as restated)	2,058,814	$2,059	483,264	$483	$10,564,357	$(5,043,304)	$(7,101)	$5,516,494
Exercise of employee stock options	2,485	2			8,601			8,603
Net loss						(488,458)		(488,458)	(488,458)
Unrealized loss on available-for-sale securities							(1,217)	(1,217)	(1,217)

Comprehensive loss									$(489,657)

Balance, December 31, 2005	2,061,299	$2,061	483,264	$483	$10,572,958	$(5,531,762)	$(8,318)	$5,035,422

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004 (as restated)
Cash Flows from Operating Activities:
Net loss	$(488,458)	$(401,432)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	549,311	580,165
Amortization of intangible assets and impairment of goodwill	38,654	74,556
(Gain) loss on disposal of property and equipment	(6,000)	18,937
Increase (Decrease) in inventory reserve	34,218	56,183
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	(82,943)	—
Accounts receivable, net	391,404	(565,386)
Inventories, net	(597,668)	(142,497)
Prepaid expenses	(147,484)	11,891
Other assets	36,009	(85,395)
Increase (decrease) in:
Accounts payable	(38,837)	309,552
Accrued compensation and benefits	193,312	(11,170)
Deposits	6,756	1,582

Total adjustments	376,732	248,418

Net cash used in operating activities	(111,726)	(153,014)

Cash Flows from Investing Activities:
Purchase of investments	(35,587)	(21,949)
Purchase of property and equipment	(394,754)	(151,698)
Proceeds from disposal of equipment and furniture	6,000	—
Acquisition of patents and trademarks	(69,662)	(23,085)
Return of deposits on equipment	13,800	—

Net cash used in investing activities	(480,203)	(196,732)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options	8,603	7,475
Payments on capital lease obligation	(185,879)	(147,802)

Net cash used in financing activities	(177,276)	(140,327)

Net Decrease in Cash and Cash Equivalents	(769,205)	(490,073)
Cash and Cash Equivalents, beginning of period	1,017,285	1,507,358

Cash and Cash Equivalents, end of period	$248,080	$1,017,285

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for:
Interest	$367,992	$390,999

Non-cash investing activities:

Unrelated gain (loss) on available for sale securities	$(1,217)	$13,709

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays and FlexLED™, BorderLight™, and SaVi™ brand LED lighting products and control systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features under the Oasis Waterfalls™ brand. The Company markets and distributes products globally principally through multiple networks of independent sales representatives and distributors.

Revenue recognition—Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenues are recorded after customer acceptance. Our products typically carry a one-year warranty that includes replacement of defective parts. The annual expense associated with such warranties were not material to our operations and we do not record a reserve for future warranty costs.

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash—Restricted cash represents cash serving as collateral for a letter of credit issued by our bank to enable purchase of inventory from an overseas vendor.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

The amortized cost, unrealized gains, and fair values of the Company’s investments held at December 31, 2005 are summarized as follows:

	Cost	Unrealized Gains (losses)	Fair Value
Available-for-sale securities:
Fixed Income Funds	$882,820	$(2,810)	$880,010
Money Market Funds	61,625	1,593	63,117

	$944,344	$(1,217)	$943,127

Inventories—Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Property and equipment—Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Amortization Expense related to property held under capital lease is included with depreciation in the accompanying statements of operations and accumulated depreciation in the accompanying balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment is as follows:

Estimated useful lives
Machinery and equipment	3-20 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Leasehold improvements	5-15 years
Property held under capital lease	15 years

Intangible assets and goodwill—The Company accounts for its intangible assets and goodwill under Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142 and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, “SFAS 144”). We continually reevaluate the propriety of the carrying amount of goodwill and intangible assets to determine whether current events and circumstances warrant adjustments to the carrying value. We determined that goodwill in the amount of $17,781 was impaired based on our annual reevaluation performed as of December 31, 2004. Our analysis was based on the discounted future cash flows expected to be generated by the assets acquired. The impairment charge is included in selling, general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2004. The goodwill was originally associated with the October 1999 asset purchase agreement for substantially all the assets of Oasis Waterfalls International, Inc. and Maas Industries located in Sanford, Florida. There was no impairment charges of intangible assets during the year ended December 31, 2005.

Patents and trademarks are amortized using the straight-line method over their useful lives which range from 12-17 years. Amortization expense on patents and trademarks was $17,049 and $17,557 during 2005 and 2004, respectively.

Other intangible assets consist primarily of costs associated with the acquisition of product safety certifications (UL certifications) and technology licensing costs for certain fiber optic lighting products and systems and LED lighting products and systems. Other intangible assets are amortized using the straight-line method over their useful lives which range from 1-17 years and are periodically evaluated for recoverability in accordance with SFAS No. 142. Amortization expense on other intangible assets was $21,605 and $39,218 during 2005 and 2004, respectively.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

As of December 31, 2005, amortization expense on intangible assets for the next five years and thereafter is as follows

	2006	2007	2008	2009	2010	Thereafter	Totals
Patents	$18,464	$18,464	$18,422	$18,214	$18,040	$79,536	$171,140
Trademarks	532	371	371	371	371	4,736	6,752
Product certification	10,978	7,581	4,813	3,771	3,771	31,237	62,151

Total	$29,974	$26,416	$23,606	$22,356	$22,182	$115,509	$240,043

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

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media. Such media includes trade publications, trade shows and promotional brochures. Advertising expenses were approximately $264,000 and $233,200 for the years ended December 31, 2005 and 2004, respectively.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Recent accounting pronouncements

In December 2004, FASB issued Statement No. 123 (revised) (“SFAS 123R”), Share-Based Payment. SFAS 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. According to the FASB, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, during the first quarter of 2005, the Securities and Exchange Commission approved a new rule, Staff Accounting Bulletin 107, that delays the adoption of this standard to the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. The rule does not change the accounting required by Statement No. 123(R), but recognizes that preparers will need to use considerable judgment when valuing employee stock options under this statement. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R). We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We will implement SFAS 123(R) in the first quarter of 2006 and intend to use the modified prospective method. We expect the adoption to result in the recognition of stock-based compensation expense of approximately $243,000, $105,000 and $13,000 for the years ended December 31, 2006, 2007 and 2008, respectively, for stock options granted prior to January 1, 2006 plus the expense related to stock options granted during 2006.

In November 2004, the Financial Accounting Standards Board issued Statement No. 151 (“SFAS 151”), Inventory Costs. SFAS 151 amends ARB No. 43, Chapter 4 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal,” as defined in ARB No. 43. In addition, SFAS 151 introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS 151 will have a material effect on our financial statements.

In December 2004, FASB issued Statement No. 153 (“SFAS 153”), Exchanges of Non-monetary Assets. SFAS 153 amends the guidance in APB Opinion No. 29 to eliminate the exception for non-monetary exchanges

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and would be applied prospectively. We do not believe the adoption of SFAS 153 will have a material effect on our financial statements.

In May 2005, FASB issued Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material effect on our financial statements.

Loss per share—Basic loss per share is computed by dividing net loss by the weighted average Class A and Class B common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options, and certain warrants issued to Hayward and the Kingstone Family Limited Partnership II (see Note 7) are not included in the computation of loss per share for 2005 and 2004 because to do so would have been anti-dilutive. At December 31, 2005 and 2004, the Company had 1,093,807 and 819,362 potentially dilutive common shares, respectively.

Stock-based compensation—The Company accounts for its stock-based employee compensation plans under the accounting provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and has furnished the pro forma disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. See Note 8 for additional disclosures on the Company’s stock-based employee compensation plan.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

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

	Years Ended December 31,
	2005	2004 (as restated)
Net loss, as reported	$(488,458)	$(401,432)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,005,783)	(169,052)

Pro forma net loss	$(1,494,241)	$(570,484)

Basic and Diluted Loss per share:
As reported	$(0.19)	$(0.16)

Pro forma	$(0.59)	$(0.22)

These pro forma amounts were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 3.7% for 2005 and 3.0% for 2004; (b) an average volatility factor of 40% and 42% for 2005 and 2004, respectively, based upon the Company’s average monthly closing stock price for the last 7 years; and (c) an average expected option life of 7 years for 2005 and 2004.

Comprehensive income—Pursuant to SFAS No. 130, “Reporting Comprehensive Income,” the Company is required to report comprehensive income and its components in its financial statements, which includes unrealized gains and losses on available for sale securities, net of applicable deferred taxes.

Business segments—Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Major Suppliers—The Company made purchases from two major suppliers representing approximately 37% and 15% of total net purchases for the year ended December 31, 2005 and 30% and 18% of total net purchases for the year ended December 31, 2004.

Reclassifications—Certain items in the financial statements of the prior period have been reclassified to conform to current period classification.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

2.	RESTATEMENT OF 2004 FINANCIAL STATEMENTS AND 2005 QUARTERLY REPORTS:

We have restated the financial statements for the accompanying fiscal year ended December 31, 2004 and 2005 quarterly reports as discussed below.

Our inventory consists of i) manufactured and assembled products, ii) distributed products and iii) raw material components that are used in the production of manufactured and assembled products. Historically, we have been capitalizing labor and overhead only on manufactured and assembled products. Labor was applied to each unit using the direct labor and related fringe benefits rate times the estimated time to manufacture each unit. Overhead was applied to each unit based on the labor and related fringe benefit dollars for that unit. Overhead costs included freight-in and indirect labor costs.

Due to changes in our product mix over the past three years with the move from fiber optics to LED based products, we reassessed our methodology for capitalizing labor and overhead during the first quarter of 2006. As a result of this reassessment, we determined the following:

•	Certain indirect labor and related overhead costs were not being capitalized on distributed and raw material inventory that are inspected by our quality control department and maintained by their inventory team.

•	The overhead rate calculated for manufactured and assembled items improperly included certain indirect labor costs in the direct labor dollar pool.

•	Freight-in costs were only capitalized on manufactured and assembled products as part of the overhead capitalized, and were not capitalized on all other products. Freight-in relates to costs incurred for bulk shipment of the majority of the purchased inventory from overseas and should be added to the cost of all inventory items.

We have restated our financial statements included herein for the year ended December 31, 2004 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. This resulted in an increase of $69,231 in the our net loss for the year ended December 31, 2004 from $332,201 to $401,432 or $.03 per basic and diluted share and an increase in inventory of $365,736 as of December 31, 2004 from $2,349,997 to $2,715,733. In addition, the restatement resulted in a decrease of $434,967 in our accumulated deficit as of December 31, 2004.

The table below summarizes the changes resulting from the restatement:

	As previously reported December 31, 2004	As Restated December 31, 2004
Total current assets	$6,313,827	$6,679,563
Accumulated deficit	$5,478,271	$5,043,304

Gross margin	$4,358,240	$4,289,010
Net Loss	$332,201	$401,432
Net Loss per Common Share – basic and diluted	$0.13	$0.16

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

2.	RESTATEMENT OF 2004 FINANCIAL STATEMENTS AND 2005 QUARTERLY REPORTS—(continued):

The impact on the quarterly unaudited financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was as follows:

	Three months ended
	September 30, 2005	June 30, 2005	March 31, 2005
Net income (loss), as previously reported	$(47,636)	$106,511	$(182,154)
Adjustment to cost of sales	$68,321	$45,602	$36,844
Net income (loss), as restated	$20,685	$152,113	$(145,310)
Earnings (loss) per share, as previously reported	$(0.02)	$0.04	$(0.07)
Earnings (loss) per share – basic and diluted, as restated	$0.01	$0.06	$(0.06)

	Nine months ended Sept. 30, 2005	Six months ended June 30, 2005
Net income (loss), as previously reported	$(123,280)	$(75,643)
Adjustment to cost of sales	$150,766	$82,445
Net income (loss), as restated	$27,486	$6,802
Earnings (loss) per share, as previously reported	$(0.05)	$(0.03)
Earnings (loss) per share – basic and diluted, as restated	$0.01	$0.00

3.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2005	2004 (as restated)
Raw materials	$2,385,118	$1,782,471
Work in process	—	5,653
Finished goods	1,115,350	1,114,676

	3,500,468	2,902,801
Less reserve for obsolescence	(221,286)	(187,069)

Net inventories	$3,279,182	$2,715,732

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

4.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s Chairman of the Board and former president and chief executive officer. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under capital lease and included in property and equipment are as follows:

	December 31,
	2005	2004
Office/warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,745,900)	(1,540,500)

	1,335,100	$1,540,500

At December 31, 2005, future minimum lease payments for the capital lease are as follows:

2006	$673,176
2007	692,811
2008	706,836
2009	727,451
2010	742,176
2011 and 2012	1,088,532

Minimum lease payments	4,630,982
Less amount representing interest and executory costs	(2,112,312)

Present value of net minimum lease payments under capital lease	$2,518,670

Deposits paid under this lease agreement totaled $59,167 at December 31, 2005 and 2004. The Company’s lease payments, including interest and executory costs were $659,796 and $641,127 in 2005 and 2004, respectively.

Our executive offices and manufacturing facility are located in approximately 70,000 square feet of leased space in Orlando, Florida. The lease expires in June 2012 and provides for a base monthly rental. Rental payments amounted to approximately $660,000 and $641,000 in 2005 and 2004, respectively. Max King Realty, an entity controlled by Brett Kingstone, the Chairman of the Board and Chief Executive Officer of the Company as of December 31, 2005, owns the building that houses our facilities. On March 1, 2002 we entered into an agreement to sub-lease 20,000 square feet of office/warehouse space within our facility to an unrelated third party. The term of the sub-lease began March 1, 2002 and ended on February 28, 2003. The rent payable for the sub-leased space was $13,250 per month plus expenses for a pro rata portion of power and water consumption. Upon termination of the sub-lease term, the sub-lessee chose not to renew the lease, but continued leasing the space on a month-to-month basis. On October 31, 2003 we entered into another agreement to sub-lease 20,000 square feet of office/warehouse space within our facility, to the same unrelated third party, effective December 1, 2003 through November 30, 2004. The sub-lessee vacated the premises effective November 30, 2004. The monthly payments were $11,372 plus reimbursement of expenses for a pro rata portion of power and water consumption. We did not secure another sub-tenant until September, 2005. On September 14, 2005, we entered into a one-year renewable agreement to sub-lease 30,000 square feet of warehouse space within our facility to an unrelated party for monthly lease payments of $15,975 plus reimbursement of expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $48,000 and $130,000 for the years ended December 31, 2005 and 2004, respectively, and is included in other income on the statements of operations.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

5.	FINANCIAL INSTRUMENTS AND CREDIT RISKS:

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

All of the Company’s LED lighting products and systems are manufactured by select overseas suppliers in an effort to reduce production costs. While the Company believes alternative sources for the production of these products are available, the Company has selected these particular suppliers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price. The Company depends on these suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of one or more of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

6.	INCOME TAXES:

As of December 31, 2005, the Company had approximately $4,016,000 in net operating loss carry forwards for federal and state income tax purposes, which expire between 2010 and 2025.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2005	2004
Accounts receivable	$37,000	$51,000
Inventories	83,000	120,000
Accrued expenses	35,000	33,000
Depreciation	268,000	211,000
Stock warrants	53,000	53,000
Other	7,000	11,000
Net operating loss carry forwards	1,511,000	1,560,000

	1,994,000	2,039,000
Valuation allowance	(1,994,000)	(2,039,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $1,994,000 at December 31, 2005, a decrease of approximately $45,000 over December 31, 2004.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

6.	INCOME TAXES—(continued):

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2005 and 2004:

	2005		2004 (as restated)
	Amount	%	Amount	%
Tax benefit computed at statutory federal rate	$(166,076)	(34.0)	$(112,948)	(34.0)
Deferred state tax expense (benefit)	4,152	0.8	(14,253)	(2.6)
Change in valuation allowance	(45,000)	41.8	148,000	35.7
Restatement impact and adjustment to net operating loss carry forwards	204,252	41.8	—	—
Non-deductible expenses	7,626	1.6	8,779	0.7
Other, net	(4,954)	(1.0)	(29,578)	0.2

Income tax expense	$—	—	$—	—

7.	CAPITAL STOCK:

Class A common stock—At December 31, 2005 the Company has reserved Class A Common Stock for issuance in relation to the following:

Employee Stock Options	746,536
Shares Subject to Warrants	438,875
Conversion of Class B Common Stock	483,264

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

The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock at an exercise price of $4.30 per share to Brett Kingstone, the Chairman of the Board and Chief Executive Officer of the Company until December 31, 2005. The warrant was granted on September 9, 2005 and has been assigned by Mr. Kingstone to the Kingstone Family Ltd Partnership II, an entity controlled by Mr. Kingstone.

On September 25, 1996, the Company entered into a Stock Purchase Agreement and Distributorship Agreement (“Distribution Agreement”) with Hayward Industries, Inc. (“Hayward”). Pursuant to the Distribution Agreement, the Company granted Hayward 249,480 warrants for the purchase of additional shares of Class A Common Stock, at an exercise price of $8.02 per share. Vesting of the warrants was tied to achievement of annual minimum purchase commitments contained in the Distribution Agreement. The warrants had a 10-year life and expire September 25, 2006. On August 15, 2001, the Company reached an agreement with Hayward terminating Hayward’s exclusive distribution rights as of September 30, 2001. The termination of Hayward’s exclusive distribution rights released Hayward from any annual minimum inventory purchase commitments for 2001 and beyond. As of December 31, 2005, there were vested warrants to purchase 149,688 shares of Class A Common Stock held by Hayward under this agreement. The shares underlying Hayward’s remaining warrants and other shares of the Company’s stock owned by Hayward are subject to certain registration rights.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

8.	STOCK OPTION PLAN:

The Company adopted a stock option plan (“Old Plan”) in 1994 that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the Old Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years.

Options granted under the Old Plan typically vest over a 27-month period or based on achievement of performance criteria. As of December 31, 2005, options for 207,332 shares were outstanding of which 206,632 were vested and exercisable under this plan. The Board of Directors has determined that no new options will be granted under the Old Plan. Options that are forfeited or expire under this plan are therefore not considered available for future grants.

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

Options granted under the New Plan typically vest ratably over a three-year period or based on achievement of performance criteria. As of December 31, 2005, options for 447,600 were outstanding under the New Plan of which 237,683 were vested and exercisable.

The following table summarizes activity of the stock option plans for the years ended December 31, 2005 and 2004:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2004	458,104	354,917	$5.16
Reserved for New Plan
Options granted at market	(58,300)	58,300	$4.22
Options exercise	—	(1,500)	$5.00
Options cancelled	6,667	(20,067)	$4.69

Balance, December 31, 2004	406,471	391,650	$5.05
Options granted at market	(346,800)	346,800	$4.25
Options exercise	—	(2,485)	$3.50
Options cancelled	31,933	(81,033)	$4.43

Balance, December 31, 2005	91,604	654,932	$4.71

The weighted average fair value of options granted at market during 2005 and 2004 was $2.03 and $2.55 per option, respectively. At December 31, 2005, the 654,932 options outstanding under both plans are summarized in the following table:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
160,415	$1.90—$4.00	$3.68	8.2 years
388,017	$4.05—$6.00	$4.34	8.6 years
106,500	$6.05—$9.00	$7.58	2.4 years

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

8.	STOCK OPTION PLAN—(continued):

As of December 31, 2005, 444,315 options were vested and exercisable under both plans as summarized below:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
147,465	$1.90—$4.00	$3.68	8.2 years
190,750	$4.05—$6.00	$4.38	7.5 years
106,100	$6.05—$9.00	$7.58	2.4 years

9.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2005	% of Sales	2004	% of Sales
Foreign markets:
Americas (excluding USA)	$1,936,637	16%	$1,347,828	11%
Europe, the Middle East and Africa	1,630,259	14%	1,789,474	15%
Asia Pacific	1,026,269	9%	954,204	8%
Japan	139,691	1%	169,401	1%

10.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. Effective October 1, 2001, the Company discontinued the Company match portion of the plan. The Company match portion of the plan was reinstated effective, January 1, 2004. Total matching contributions paid by the Company were approximately $32,000 and $27,000 for the years ended December 31, 2005 and 2004.

During 2005, the Company established a bonus plan, based on targeted sales and gross margin levels as well as bonuses based on objective targets which provide incentive compensation for sales employees. Amounts charged to expense for bonuses to these employees totaled approximately $100,000 for the year ended December 31, 2005 compared to approximately $14,000 for the year ended December 31, 2004.

We have committed to pay certain medical costs for an employee to undergo certain necessary medical procedures that may not be fully covered by insurance. At this time, we are unable to estimate the amount of such medical costs and are therefore unable to access the likelihood that such costs will be material to our financial condition, results of operations, liquidity and capital resources.

11.	CONTINGENCIES:

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

11.	CONTINGENCIES—(continued):

found liable on more than twelve counts in that lawsuit including Theft of Trade Secrets, Fraud, Violations of Florida’s RICO Act, Negligent Destruction of Evidence and Civil Theft as described in a partial final judgment dated October 30, 2002 under the above case number. A trial date has been set in this matter for February 2007.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. No damages have been awarded Color Kinetics at this time. Although the Company intends to appeal the grant of summary judgment in favor of Color Kinetics, and any damages that might be awarded, there can be no assurance that the Company will be successful in its appeal. Color Kinetics has also filed a motion to the court asking the court to determine that this case is “exceptional” under the patent laws, and to award Color Kinetics attorney’s fees in the amount of approximately $1.4 million. Color Kinetics has told the court that if its attorneys’ fees are awarded, it will dismiss any further claims for damages or willful infringement. The Company believes that Color Kinetics’ motion is groundless, and it is unable to assess the likelihood that Color Kinetics will be successful on this motion. However, if Color Kinetics is successful on this motion, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2005

11.	CONTINGENCIES—(continued):

patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allows Super Vision to file the infringement case against Color Kinetics again, based on certain conditions. Super Vision currently intends to file the case again, if and when the conditions are satisfied.

12.	LETTERS OF CREDIT:

The Company periodically obtains letters of credit from its bank to facilitate the purchase of inventory from overseas vendors. When utilized, these letters of credit are fully secured by cash held by the Company’s bank. Such cash that collateralizes the letters of credit is classified as restricted cash on the balance sheet. As of December 31, 2005, the Company had one letter of credit outstanding in the amount of $82,943, which was fully secured by restricted cash.

13.	SUBSEQUENT EVENT:

On February 10, 2006, the company secured a $1,200,000 revolving line of credit from a financial institution that will allow us to finance additional working capital needs as they arise. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% and is payable monthly. The loan agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER VISION INTERNATIONAL, INC.

Date: March 29, 2006	By:	/s/ Michael Bauer
Michael Bauer President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer Michael Bauer – President Chief Executive Officer	March 29, 2006

/s/ Danilo Regalado Danilo Regalado – Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2006

/s/ Brett M. Kingstone Brett M. Kingstone—Chairman of the Board of Directors	March 29, 2006

/s/ Brian McCann Brian McCann – Director	March 29, 2006

/s/ Anthony Nicolosi Anthony Nicolosi – Director	March 29, 2006

/s/ Edgar Protiva Edgar Protiva – Director	March 29, 2006

/s/ Fritz Zeck Fritz Zeck – Director	March 29, 2006

/s/ Anthony Castor Anthony Castor – Director	March 29, 2006

EXHIBIT INDEX

10.13	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006

23.1	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm

31.1	Certifications by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002