Form 10QSB
period 2006-03-31
SUPER VISION INTERNATIONAL INC
filed 2006-05-19
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10 , 2006:
Class A Common Stock, $.001 par value	2,061,599 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS

Current Assets:
Cash and cash equivalents	$617,538	$248,080
Restricted cash	—	82,943
Investments	433,469	943,127
Trade accounts receivable, less allowance for doubtful accounts of $98,390 and $98,688	1,503,173	1,516,979
Inventories, less reserve of $226,120 and $221,286	3,493,557	3,279,182
Prepaid expense	329,128	235,692
Other assets	8,701	5,187

Total current assets	6,385,566	6,311,190

Property and Equipment	7,657,302	7,445,024
Accumulated depreciation and amortization	(4,879,083)	(4,737,067)

Net property and equipment	2,778,219	2,707,957

Deposits on equipment	4,200	4,200
Patents and trademarks less accumulated amortization of $106,252 and $100,075	180,397	177,892
Other intangible assets less accumulated amortization of $63,784 and $56,915	71,778	62,151
Other assets	60,418	60,418

	$9,480,578	$9,323,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,733,827	$1,484,921
Accrued compensation and benefits	144,643	261,652
Revolving line of credit	448,000	—
Customer deposits	17,563	23,143
Current portion of obligation under capital lease with related party	233,756	225,814

Total current liabilities	2,577,789	1,995,530

Obligation under capital lease with related party, less current portion	2,231,352	2,292,856

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,061,599 and 2,061,299 issued and outstanding	2,062	2,061
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,597,074	10,572,958
Accumulated deficit	(5,928,183)	(5,531,762)
Accumulated other comprehensive loss	—	(8,318)

Total stockholders’ equity	4,671,437	5,035,422

	$9,480,578	$9,323,808

See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005 (As restated)
Revenues	$2,679,667	$2,883,756
Cost of sales	1,708,140	1,691,526

Gross margin	971,527	1,192,230

Operating expenses:
Selling, general and administrative	1,197,115	1,165,165
Research and development	169,884	107,602

Total operating expenses	1,366,999	1,272,767

Operating loss	(395,472)	(80,537)

Non-Operating Income (Expense):
Interest income	11,742	9,892
Interest expense	(87,312)	(94,386)
Other income	74,621	19,721

Total non-operating income (expense)	(949)	(64,773)

Net loss	$(396,421)	$(145,310)

Net Loss Per Common Share:
Basic and diluted	$(0.16)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	2,544,670	2,542,078

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005 (As restated)
Cash Flows from Operating Activities:
Net loss	$(396,421)	$(145,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,017	126,650
Amortization of intangible assets	13,046	10,611
Increase in inventory reserve	4,834	25,822
Realized gain on available-for-sale securities	8,318	—
Stock-based compensation	23,487	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	13,806	(66,953)
Inventories	(219,209)	(204,382)
Prepaid expense	(93,436)	(105,201)
Other assets	(20,010)	26,440
Increase (decrease) in:
Accounts payable	248,906	225,756
Accrued compensation and benefits	(117,009)	23,450
Customer deposits	(5,580)	(16,279)

Total adjustments	(,830)	45,914

Net cash used in operating activities	(397,251)	(99,396)

Cash Flows from Investing Activities:
Purchase of property and equipment	(212,279)	(62,546)
Proceeds from sale of investments	943,128	—
Purchases of investments	(433,470)	(5,573)
Acquisition of patents and trademarks	(8,682)	(1,400)

Net cash provided by (used in) investing activities	288,697	(69,519)

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	448,000	—
Payments on capital lease obligation	(53,562)	(40,255)
Proceeds from exercise of employee stock options	631	—

Net cash provided by (used in) financing activities	395,069	(40,255)

Net Increase (Decrease) in Cash and Cash Equivalents	286,515	(209,170)

Cash and Cash Equivalents, beginning of period	331,023	1,017,285

Cash and Cash Equivalents, end of period	$617,538	$808,115

Supplemental Cash Flow Information
Cash paid for interest	$87,312	$94,386

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or for any future period.

As more fully disclosed in our most recent Form 10-KSB filed on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate The financial statements for the quarter ended March 31, 2005 included herein reflect this restatement.

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

Investments – The Company accounts for investments in debt securities as held-to-maturity and records the investments at amortized cost when the Company has the positive intent and ability to hold those securities to maturity. The amortized costs of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income.

The cost, unrealized gains, and fair values of the Company’s investments held at March 31, 2006 are summarized as follows:

	Cost	Gross Unrealized Gains	Fair Value
Held-to-maturity securities:
Corporate Bonds	$433,469	$2,300	$435,769

	$433,469	$2,300	$435,769

Stock-based compensation –

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expenses over the requisite service period in the Company’s financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s statement of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended March 31, 2006, no reduction has been made for estimated forfeitures on awards that may not vest because the effect on stock-based compensation expense is not material. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

Stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the quarter ended March 31, 2006, was approximately $23,487. As a result of the adoption of SFAS No. 123(R), the Company’s net loss for the quarter ended March 21, 2006 was $23,487 higher than if it had continued to account for share-based compensation under APB Opinion No. 25. The adoption of SFAS No. 123(R) decreased the Company’s calculation of basic and diluted loss per share by $0.01 during the three months ended March 31, 2006. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net loss and loss per common share for the three months ended March 31, 2005 would have been as follows:

Quarter Ended March 31, 2005
Net loss, as reported	$(145,310)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(20,952)

Pro forma net loss	$(166,262)

Basic and Diluted Loss per common share:
As reported	$(0.06)

Pro forma	$(0.07)

The fair value options granted were determined using the Black-Scholes Valuation model with the following key assumptions: (a) an average discount rate of 6.0% and 4.5% for the quarters ended March 31, 2005 and 2006; (b) an average volatility factor of 41.2% and 38.9% for the quarters ended March 31, 2005 and 2006 based upon the volatility of the Company’s stock price; (c) an average expected option life of 7 years for both periods; and (d) no dividend yield for both periods.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	INVENTORIES:

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	2,847,698	$2,385,118
Finished goods	871,979	1,115,350

	3,719,677	3,500,468
Less: Reserve for obsolescence	(226,120)	(221,286)

Net inventories	$3,493,557	$3,279,182

2.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s Chairman of the Board. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	March 31, 2006	December 31, 2005
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,797,250)	(1,745,900)

	$1,283,750	$1,335,100

At March 31, 2006, future minimum lease payments for the remainder of 2006 and years subsequent are as follows:

2006	$504,882
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,462,688
Less amount representing interest and executory costs	(1,997,580)

Present value of net minimum lease payments under capital lease	$2,465,108

Deposits included in other assets paid under this lease agreement totaled $59,167 at March 31, 2006.

On September 1, 2005, the Company entered into an agreement with a sub-lessee to lease approximately 30,000 square feet of warehouse space effective September 14, 2005 through August 14, 2006 for a monthly payment of $15,000 plus expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $45,845 for the quarter ended March 31, 2006 and is included in other income on the statements of operations. There was no income from subleasing activities for the quarter ended March 31, 2005.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of March 31, 2006, options to purchase 142,032 shares of Class A common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of March 31, 2006, 238,732 shares of Class A common stock were vested and exercisable under the 2003 Plan.

The weighted average fair value of options granted during the quarters ended March 31, 2006 and 2005 was $1.84 and $1.72 per share, respectively.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2006:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2006	91,604	654,932	$4.71
Options granted at market	(11,200)	11,200	$3.80
Options exercised		(300)	$2.10
Options cancelled	1,550	(65,850)	$8.09

Balance, March 31, 2006	81,954	599,982	$4.32

5.	Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that will help us to manage our working capital needs in conjunction with our cash and investments. The line of credit had an outstanding balance of $448,000 and an available balance of $752,000 on March 31, 2006. The line is secured by substantially all of the assets of the Company. The interest was at LIBOR plus 1.85% per annum (6.68% at March 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the terms of the covenants as set forth in the agreement as of and for the quarter ended March 31, 2006. However the financial institution waived the loan covenant violations.

Super Vision International, Inc.

Notes to Condensed Financial Statements

6.	Earnings (Loss) per Share:

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the quarters ended March 31, 2006 and 2005 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2006 and 2005, the Company had 1,038,857 and 869,329 potentially dilutive common shares, respectively, that were not included in diluted net loss per share.

7.	Contingencies:

In the ordinary course of business the Company may have various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. On May 12, 2006, the United States District Court for the District of Massachusetts granted Color Kinetics’ motion requesting that the Court award Color Kinetics its costs and attorneys’ fees on the condition that it waive its claims as to damages and willful infringement of its patents. The Court also ordered Color Kinetics to submit further documentation as to its estimated $1.4 million in attorneys’ fees and costs. The Company intends to appeal this order in conjunction with the appeal of the summary judgments for infringement issued by the same court in August, 2005. Management believes it will be successful in its appeal and therefore has not recorded a liability in its books in connection with the most recent court order. However, there can be no assurance that the Company will be successful in its appeal. If the Company is unsuccessful on its appeal against Color Kinetics, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in its suit which was filed first, and intends to vigorously defend itself against Color Kinetics’ new suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it could have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and in the audited Financial Statements and related Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Overview

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting (FOL) cables, and fiber optic lighting sources, accessories, endpoint signs and displays and FlexLED™, BorderLight™, and SaVi™ brand LED lighting products and control systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features under the Oasis Waterfalls™ brand. The Company markets and distributes products globally through multiple networks of independent sales representatives and distributors.

As more fully disclosed in our most recent Form 10-KSB filed on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate The financial statements for the quarter ended March 31, 2005 included herein reflect this restatement.

Three months ended March 31, 2006 vs. 2005

Results of Operations

Revenues and Gross Margin

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	% Change
Revenues	$2,679,667	$2,883,756	$(204,089)	(7)%
Cost of Sales	1,708,140	1,691,526	(16,614)	(1)%

Gross Margin	$971,527	$1,192,230	$(220,703)	(19)%

Gross Margin %	36%	41%

Sales of FOL products accounted for 46% of the Company’s revenue during the quarters ended March 31, 2006 and 2005, while sales of LED products accounted for 48% and 51% of the Company’s revenue for the quarters ended March 31, 2006 and 2005, respectively. Despite the slight decrease in the share of total revenue attributable to the sales of LED products for the quarter, we expect to continue to see our overall product volume mix shift away from fiber optic lighting to a greater percentage of LED lighting products and systems. However, we believe that sales of our fiber optic applications will remain a major revenue source of our business, especially in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting. In addition, we expect the growth rate for FOL will follow the rate of general construction. We are expanding our product offerings to reach broader market applications. We have developed an expanded line of LED products designed to capture market segments that have not historically been tapped by either fiber optic or LED lighting. In 2005, we strengthened our presence in the portable spa and OEM markets, with the expansion of our Digital Lighting System LED lighting products. We also continued to see the benefit of our recently introduced SaVi™ brand of architectural LED lighting products during the quarter.

Revenues for the three months ended March 31, 2006 were approximately $2,680,000 as compared to approximately $2,884,000 for the three months ended March 31, 2005, a decrease of approximately $204,000 or 7%. Pool and Spa revenue increased 20% or $210,000 in the first quarter, offset by a decrease of $173,000 or 18% in the commercial lighting market and a decrease of $238,000 or 28% in the international market. The timing of large project-based shipments was the major cause of the revenue decrease and is an inherent factor of commercial construction that impacts revenue in both the commercial and international segments of our business. In addition, the Company experienced softer sales in both UK and Asia during the first three months of 2006 compared to the same period last year, offset by stronger revenue inform Mexico and Eastern Europe. In the pool and spa market, the primary source of revenue was from the sale of LED products, comprising approximately 58% of total pool revenue for the quarter ended March 31, 2006 compared to 45% of total pool revenue for the quarter ended March 31, 2005. In addition, combined fiber optic and waterfall revenue for the Pool and Spa segment increased 24% compared to the same period last year as we continue to gain market share in this key segment.

Gross margin for the quarter ended March 31, 2006 was approximately $972,000 or 36% as compared to approximately $1,192,000 or 41% for the quarter ended March 31, 2005. This resulted primarily from the impact of fixed production costs at lower revenue levels, however, direct gross margin, which is revenue less material cost increased to 60% compared to 59% in the same period of 2005 as material cost reductions continue to be a major focus for the Company. FOL and LED sales contributed 53% and 40%, respectively, of the total gross margin dollars for the quarter ended March 31, 2006 compared to 53% and 43%, respectively, for the quarter ended March 31, 2005, with the difference made up by the sale of waterfalls and water features.

Operating (Loss) Income

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	% Change
Gross Margin	$971,527	$1,192,230	$(220,703)	(19)%

Less operating expenses:
Selling, general & administrative	1,197,115	1,165,165	31,950	3%
Research & development	169,884	107,602	62,282	58%

Total operating expenses	1,366,999	1,272,767	94,232	7%

Operating loss	$(395,472)	$(80,537)	$314,935	391%

Selling, general and administrative expenses were approximately $1,197,000 during the three months ended March 31, 2006 as compared to approximately $1,165,000 for the same period in 2005, an increase of approximately $32,000 or 3%. The net increase was principally due to increased general and administrative expenses related to change in recording stock based compensation in 2006 upon adoption of FAS123R on January 1, 2006, hiring related expenses and increased bank charges due to import related expenses. The increase was offset by lower legal expenses, overall lower selling expenses relating to commissions on less revenues for the quarter and a one-time charge to bad debt expense in the first quarter of 2005 amounting to approximately $55,000.

Research and development costs were approximately $170,000 during the three months ended March 31, 2006 as compared to approximately $108,000 during the same period in 2005. Increased R&D Expenses were mainly driven by continued new product development initiatives in 2006 mostly relating to prototyping and engineering supplies. These increases were planned to enable the Company to compete in the ever-changing market for LED and fiber optic lighting technology. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP (Generally Accepted Accounting Principle) financial measure provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, Super Vision’s management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measures we reference with such comparable GAAP financial measure.

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA. Management uses EBITDA as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	%
Net Loss	$(396,421)	$(145,310)	$(251,111)	(173)%
Plus:
Interest	87,312	94,386	(7,074)	(7)%
Depreciation	142,017	126,650	15,367	12%
Amortization	13,046	10,611	2,435	23%
Taxes	—	—	—	—

EBITDA	$(154,046)	$86,337	$(240,383)	(278)%

% of Revenues	(6)%	3%

The $240,383 reduction in EBITDA for the three months ended March 31, 2006, as compared to EBITDA of $86,337 for the same period in 2005 was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above

Interest

Interest expense of approximately $87,000 for the quarter ended March 31, 2006, as compared to approximately $94,000 for the same period in 2005, primarily relates to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income was approximately $75,000 for the three months ended March 31, 2006 compared to approximately $20,000 for the same period in 2005. The source of other income for the quarter ended March 31, 2006 was primarily proceeds from the sub-lease of our facility and royalties from a number of license agreements relating to our patent portfolio and intellectual property used in the LED technology acquired from High End Systems, Inc. and Jerry Laidman in 2005. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company. The source of other income for the quarter ended March 31, 2005 was primarily licensing activities. There was no income form subleasing activities during the quarter ended March 31, 2005.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended March 31, 2006 and 2005, respectively.

Net Loss

Net loss for the three months ended March 31, 2006 was approximately $396,000, or $0.16 per basic and diluted common share, as compared to a net loss of approximately $145,000, or $0.06 per basic and diluted common share, for the quarter ended March 31, 2005. The loss was primarily due to reduced revenues and margins and increased selling, general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2006 the Company had working capital of approximately of $3,808,000, a decrease of approximately 12% compared to working capital of approximately $4,316,000 at December 31, 2005. During the quarter ended March 31, 2006, the Company financed its operations primarily from investments, working capital, cash on hand and borrowings under its revolving line of credit.

Cash Flows from Operating Activities

	(Unaudited) March 31, 2006	December 31, 2005	Change	% Change
Selected Balance Sheet Items
Cash and investments	$1,051,007	$1,274,150	$(223,143)	(18)%
Trade accounts receivable, net	1,503,173	1,516,979	(13,806)	(1)%
Inventories, net	3,493,557	3,279,182	214,375	7%
Prepaid expenses	329,128	235,692	93,436	39%
Accounts payable	1,733,827	1,484,921	248,906	17%

Net cash used in operations amounted to approximately $397,000 for the quarter ended March 31, 2006 as compared to approximately $99,000 for the first quarter of 2005. The most significant use of cash was generated by the increase in net inventories, prepaid expense and other assets of approximately $214,000, $93,000 and $20,000, respectively, as well as a decrease in accrued compensation and benefits of approximately $117,000. The increase in inventory and prepaid expenses was associated with the purchase of components for newly developed SaVi™ products for architectural and pool applications. The increase in prepaid expense was primarily attributable to prepaid inventory and health insurance premiums. Other assets increased as a result of increased patent-related activities during the quarter. The decrease in accrued compensation and benefits was mainly related to performance-based bonuses of approximately $100,000 and severance of $70,000 accrued at the end of 2005 and paid in the first quarter of 2006. These uses of cash were mainly offset by an increase in accounts payable of approximately $249,000. The increase in accounts payable was due to the timing of payments to suppliers and increases in inventory.

Cash Flows from Investing Activities

Net cash provided by investing activities for the quarter ended March 31, 2006 amounted to approximately $287,000 compared to net cash used in investing activities of approximately $70,000 for the quarter ended March 31, 2005. Net cash provided by investing activities in the quarter was primarily related to net proceeds from sale of investments of approximately $943,000 partially offset by purchases of investments of approximately $433,000 and the costs to upgrade certain computer hardware and software, new product tooling and acquisition of other fixed assets of approximately $212,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2006 was approximately $395,000 mostly relating to borrowings on the line of credit of approximately $448,000 offset by payments on the capital lease obligation for the Company’s facility of approximately $54,000.

Contractual Obligations

Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that will help us to manage our working capital needs in conjunction with our cash and investments. The line of credit had an outstanding balance of $448,000 and an available balance of $752,000 on March 31, 2006. The line is secured by substantially all of the assets of the Company. Interest was at LIBOR plus 1.85% per annum (6.68% as of March 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the terms of the covenants as set forth in the agreement as of and for the quarter ended March 31, 2006. However the financial institution waived the loan covenant violations.

Related Party Capital Lease Obligations:

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the three months ended March 31, 2006 and 2005 amounted to approximately $160,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At March 31, 2006, future minimum lease payments for the remainder of 2006 and years subsequent are as follows:

2006	$504,882
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,462,688
Less amount representing interest and executory costs	(1,997,578)

Present value of net minimum lease payments under capital lease	$2,465,108

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

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our operations. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within twelve months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at March 31, 2006 and December 31, 2005.

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

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company has various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. On May 12, 2006, the United States District Court for the District of Massachusetts granted Color Kinetics’ motion requesting that the Court award Color Kinetics its costs and attorneys’ fees on the condition that it waive its claims as to damages and willful infringement of its patents. The Court also ordered Color Kinetics to submit further documentation as to its estimated $1.4 million in attorneys’ fees and costs. The Company intends to appeal this order in conjunction with the appeal of the summary judgments for infringement issued by the same court in August, 2005. Management believes it will be successful in its appeal and therefore has not recorded a liability in its books in connection with the most recent court order. However, there can be no assurance that the Company will be successful in its appeal. If the Company is unsuccessful on its appeal against Color Kinetics, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in its suit which was filed first, and intends to vigorously defend itself against Color Kinetics’ new suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it could have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Michael A. Bauer	Date: May 17, 2006
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo A. Regalado	Date: May 17, 2006
Danilo A. Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)