Form 10QSB/A
period 2006-03-31
SUPER VISION INTERNATIONAL INC
filed 2006-07-21
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

As disclosed in the Super Vision International, Inc. (the “Company”) Current Report on Form 8-K dated July 14, 2006, the Company is restating its condensed unaudited financial statements for the three months ended March 31, 2006 to correct an internal calculation error.

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended March 31, 2006 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 19, 2006 to restate its condensed unaudited financial statements for the three months ended March 31, 2006 contained in the Original Filing. On July 14, 2006, the Company determined to restate its previously filed condensed unaudited financial statements included in the Original Filing. Such financial statements are being restated to correct an understatement in the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error. The impact on the quarterly unaudited financial statements included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2006 is summarized below:

Three months Ended March 31, 2006
Net loss, as previously reported	$(396,421)
Decrease to cost of sales	$181,331
Net loss, as restated	$(215,090)
Loss per share, as previously reported	$(0.16)
Loss per share, as restated	$(0.08)

Although this Form 10-QSB/A sets forth the Original Filing in its entirety, this Form 10-QSB/A only amends and restates Part 1, Items 1, 2 and 3 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. New currently-dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, and 32.1.

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Filing on May 19, 2006.

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$617,538	$248,080
Restricted cash	—	82,943
Investments	433,469	943,127
Trade accounts receivable, less allowance for doubtful accounts of $98,390 and $98,688	1,503,173	1,516,979
Inventories, less reserve of $226,120 and $221,286	3,674,888	3,279,182
Prepaid expense	329,128	235,692
Other assets	8,701	5,187

Total current assets	6,566,897	6,311,190

Property and Equipment	7,657,302	7,445,024
Accumulated depreciation and amortization	(4,879,083)	(4,737,067)

Net property and equipment	2,778,219	2,707,957

Deposits on equipment	4,200	4,200
Patents and trademarks less accumulated amortization of $106,252 and $100,075	180,397	177,892
Other intangible assets less accumulated amortization of $63,784 and $56,915	71,778	62,151
Other assets	60,418	60,418

	$9,661,909	$9,323,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,733,827	$1,484,921
Accrued compensation and benefits	144,643	261,652
Revolving line of credit	448,000	—
Customer deposits	17,563	23,143
Current portion of obligation under capital lease with related party	233,756	225,814

Total current liabilities	2,577,789	1,995,530

Obligation under capital lease with related party, less current portion	2,231,352	2,292,856

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,061,599 and 2,061,299 issued and outstanding	2,062	2,061
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,597,074	10,572,958
Accumulated deficit	(5,746,851)	(5,531,762)
Accumulated other comprehensive loss	—	(8,318)

Total stockholders’ equity	4,852,768	5,035,422

	$9,661,909	$9,323,808

See accompanying notes to condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2006	2005 (As restated)
Revenues	$2,679,667	$2,883,756
Cost of sales	1,526,809	1,691,526

Gross margin	1,152,858	1,192,230
Operating expenses:
Selling, general and administrative	1,197,115	1,165,165
Research and development	169,884	107,602

Total operating expenses	1,366,999	1,272,767

Operating loss	(214,141)	(80,537)

Non-Operating Income (Expense):
Interest income	11,742	9,892
Interest expense	(87,312)	(94,386)
Other income	74,621	19,721

Total non-operating income (expense)	(949)	(64,773)

Net loss	$(215,090)	$(145,310)

Net Loss Per Common Share:
Basic and diluted	$(0.08)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	2,544,670	2,542,078

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2006	2005 (As restated)
Cash Flows from Operating Activities:
Net loss	$(215,090)	$(145,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	142,017	126,650
Amortization of intangible assets	13,046	10,611
Increase in inventory reserve	4,834	25,822
Realized gain on available-for-sale securities	8,318	—
Stock-based compensation	23,487	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	13,806	(66,953)
Inventories	(400,540)	(204,382)
Prepaid expense	(93,436)	(105,201)
Other assets	(20,010)	26,440
Increase (decrease) in:
Accounts payable	248,906	225,756
Accrued compensation and benefits	(117,009)	23,450
Customer deposits	(5,580)	(16,279)

Total adjustments	(182,161)	45,914

Net cash used in operating activities	(397,251)	(99,396)

Cash Flows from Investing Activities:
Purchase of property and equipment	(212,279)	(62,546)
Proceeds from sale of investments	943,128	—
Purchases of investments	(433,470)	(5,573)
Acquisition of patents and trademarks	(8,682)	(1,400)

Net cash provided by (used in) investing activities	288,697	(69,519)

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	448,000	—
Payments on capital lease obligation	(53,562)	(40,255)
Proceeds from exercise of employee stock options	631	—

Net cash provided by (used in) financing activities	395,069	(40,255)

Net Increase (Decrease) in Cash and Cash Equivalents	286,515	(209,170)

Cash and Cash Equivalents, beginning of period	331,023	1,017,285

Cash and Cash Equivalents, end of period	$617,538	$808,115

Supplemental Cash Flow Information
Cash paid for interest	$87,312	$94,386

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

2.	INVENTORIES:

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	2,998,872	$2,385,118
Finished goods	902,136	1,115,350

	3,901,008	3,500,468
Less: Reserve for obsolescence	(226,120)	(221,286)

Net inventories	$3,674,888	$3,279,182

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

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

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that will help us to manage our working capital needs in conjunction with our cash and investments. The line of credit had an outstanding balance of $448,000 and an available balance of $752,000 on March 31, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (6.68% at March 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the terms of the covenants as set forth in the agreement as of and for the quarter ended March 31, 2006. However the financial institution waived the loan covenant violations.

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

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. On May 12, 2006, the United States District Court for the District of Massachusetts granted Color Kinetics Incorporated motion requesting reimbursement for an estimated $1.4 million in attorneys’ fees and costs, which still need to be documented to the court, so long as Color Kinetics waives its claims for both damages related to infringement of its patents and willful infringement. The Company will appeal this order in conjunction with the appeal of the summary judgments for infringement issued by the same court in August, 2005. Management believes it will be successful in its appeal and therefore has not recorded a liability in its books in connection with the most recent court order. If the Company is unsuccessful on its appeal against Color Kinetics, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in its suit which was filed first, and intends to vigorously defend itself against Color Kinetics’ new suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it would not have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

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

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB/A to conform its prior statements to actual results.

Restatement

The following discussion and analysis gives effect to the restatement described in the Explanatory Note.

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

Three months ended March 31, 2006 vs. 2005

Results of Operations

Revenues and Gross Margin

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	% Change
Revenues	$2,679,667	$2,883,756	$(204,089)	(7)%
Cost of Sales	1,526,809	1,691,526	$(164,717)	(10)%

Gross Margin	$1,152,858	$1,192,230	$(39,372)	(3)%

Gross Margin %	43%	41%

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

Gross margin for the quarter ended March 31, 2006 was approximately $1,153,000 or 43% as compared to approximately $1,192,000 or 41% for the quarter ended March 31, 2005. The increase was due in part to the capitalization of labor and overhead. Direct gross margin, which is revenue less material cost, increased to 60% compared to 59% in the same period of 2005 as material cost reductions continue to be a major focus for the Company. FOL and LED sales contributed 53% and 40%, respectively, of the total gross margin dollars for the quarter ended March 31, 2006 compared to 53% and 43%, respectively, for the quarter ended March 31, 2005, with the difference made up by the sale of waterfalls and water features.

Operating (Loss) Income

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	% Change
Gross Margin	$1,152,858	$1,192,230	$(39,372)	(3)%

Less operating expenses:
Selling, general & administrative	1,197,115	1,165,165	31,950	3%
Research & development	169,884	107,602	62,282	58%

Total operating expenses	1,366,999	1,272,767	94,232	7%

Operating loss	$(214,141)	$(80,537)	$(133,604)	166%

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2006	2005	Change	%
Net Loss	$(215,090)	$(145,310)	$(69,780)	48%
Plus:
Interest	87,312	94,386	(7,074)	(7)%
Depreciation	142,017	126,650	15,367	12%
Amortization	13,046	10,611	2,435	23%
Taxes	—	—	—	—

EBITDA	$27,285	$86,337	$(59,052)	(68)%

% of Revenues	1%	3%

The $59,052 reduction in EBITDA for the three months ended March 31, 2006, as compared to EBITDA of $86,337 for the same period in 2005 was primarily the result of reduced revenues and increased selling, general and administrative and research and development expenses as discussed above.

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

Net Loss

Net loss for the three months ended March 31, 2006 was approximately $215,000, or $0.08 per basic and diluted common share, as compared to a net loss of approximately $145,000, or $0.06 per basic and diluted common share, for the quarter ended March 31, 2005. The loss was primarily due to reduced revenues and increased selling, general and administrative and research and development expenses.

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

Cash Flows from Operating Activities

	(Unaudited) March 31, 2006	December 31, 2005	Change	% Change
Selected Balance Sheet Items
Cash and investments	$1,051,007	$1,274,150	$(223,143)	(18)%
Trade accounts receivable, net	1,503,173	1,516,979	(13,806)	(1)%
Inventories, net	3,674,888	3,279,182	395,706	12%
Prepaid expenses	329,128	235,692	93,436	39%
Accounts payable	1,733,827	1,484,921	248,906	17%

Net cash used in operations amounted to approximately $397,000 for the quarter ended March 31, 2006 as compared to approximately $99,000 for the first quarter of 2005. The most significant use of cash was generated by the increase in net inventories, prepaid expense and other assets of approximately $396,000, $93,000 and $20,000, respectively, as well as a decrease in accrued compensation and benefits of approximately $117,000. The increase in inventory and prepaid expenses was associated with the purchase of components for newly developed SaVi™ products for architectural and pool applications. The increase in prepaid expense was primarily attributable to prepaid inventory and health insurance premiums. Other assets increased as a result of increased patent-related activities during the quarter. The decrease in accrued compensation and benefits was mainly related to performance-based bonuses of approximately $100,000 and severance of $70,000 accrued at the end of 2005 and paid in the first quarter of 2006. These uses of cash were mainly offset by an increase in accounts payable of approximately $249,000. The increase in accounts payable was due to the timing of payments to suppliers and increases in inventory.

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

Contractual Obligations

Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that will help us to manage our working capital needs in conjunction with our cash and investments. The line of credit had an outstanding balance of $448,000 and an available balance of $752,000 on March 31, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (6.68% as of March 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the terms of the covenants as set forth in the agreement as of and for the quarter ended March 31, 2006. However the financial institution waived the loan covenant violations.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As discussed elsewhere in this Form 10-QSB/A, on July 14, 2006 the Company determined to restate its previously filed condensed unaudited financial statements included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2006 to correct the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error.

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2006.

Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 to properly record and report the correct amount of overhead and freight-in costs to be capitalized as inventory. Our disclosure controls and procedures now include performing additional levels of review by the Company’s accounting personnel, including enhanced reviews for all accounting schedules and analyses involved in the financial statement close process. Accordingly, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of such patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation. On June 6, 2002, Color Kinetics filed a patent infringement suit against Super Vision in the United States District Court District of Massachusetts alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the District Court of Massachusetts. The two cases were informally consolidated under the Massachusetts case number. In August 2005, the Court granted Color Kinetics’ motions for summary judgment, including a judgment that certain Super Vision products infringed certain Color Kinetics’ patents. On May 12, 2006, the United States District Court for the District of Massachusetts granted Color Kinetics Incorporated motion requesting reimbursement for an estimated $1.4 million in attorneys’ fees and costs, which still need to be documented to the court, so long as Color Kinetics waives its claims for both damages related to infringement of its patents and willful infringement. The Company will appeal this order in conjunction with the appeal of the summary judgments for infringement issued by the same court in August, 2005. Management believes it will be successful in its appeal and therefore has not recorded a liability in its books in connection with the most recent court order. If the Company is unsuccessful on its appeal against Color Kinetics, it could have a material adverse effect on our financial condition, results of operations, liquidity and capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in its suit which was filed first, and intends to vigorously defend itself against Color Kinetics’ new suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it would not have a material adverse effect on our financial condition, results of operations, liquidity or capital resources.

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Michael A. Bauer	Date: July 21, 2006
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo A. Regalado	Date: July 21, 2006
Danilo A. Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)