Form 10QSB
period 2006-06-30
SUPER VISION INTERNATIONAL INC
filed 2006-08-14
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 8 , 2006:
Class A Common Stock, $.001 par value	2,061,599 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$79,339	$248,080
Restricted cash	—	82,943
Restricted investments	500,000	—
Investments	84,014	943,127
Trade accounts receivable, less allowance for doubtful accounts of $99,432 and $98,688	1,334,908	1,516,979
Inventories, less reserve of $245,587 and $221,286	4,767,961	3,279,182
Prepaid expenses	227,507	235,692
Other assets	8,301	5,187

Total current assets	7,002,030	6,311,190

Property and Equipment	7,748,919	7,445,024
Accumulated depreciation and amortization	(5,012,439)	(4,737,067)

Net property and equipment	2,736,480	2,707,957

Deposits on equipment	11,404	4,200
Patents and trademarks less accumulated amortization of $112,349 and $100,075	178,083	177,892
Other intangible assets less accumulated amortization of $70,594 and $56,915	64,968	62,151
Other assets	60,443	60,418

	$10,053,408	$9,323,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,626,111	$1,484,921
Accrued compensation and benefits	107,250	261,652
Revolving line of credit	1,114,325	—
Customer deposits	21,949	23,143
Current portion of obligation under capital lease with related party	244,320	225,814

Total current liabilities	3,113,955	1,995,530

Obligation under capital lease with related party, less current portion	2,165,344	2,292,856

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,061,599 and 2,061,299 issued and outstanding	2,062	2,061
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,643,760	10,572,958
Accumulated deficit	(5,872,196)	(5,531,762)
Accumulated other comprehensive loss	—	(8,318)

Total stockholders’ equity	4,774,109	5,035,422

	$10,053,408	$9,323,808

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$3,134,345	$3,202,751	$5,814,012	$6,086,507
Cost of sales	1,695,689	1,675,238	3,222,498	3,366,765

Gross margin	1,438,656	1,527,513	2,591,514	2,719,742

Operating expenses:
Selling, general and administrative	1,405,909	1,195,566	2,603,024	2,360,732
Research and development	138,426	151,279	308,310	258,881
Gain on disposal of fixed assets	(300)	(6,000)	(300)	(6,000)

Total operating expenses	1,544,035	1,340,845	2,911,034	2,613,613

Operating Income (Loss)	(105,379)	186,668	(319,520)	106,129

Non-Operating Income (Expense):
Interest income	7,518	13,214	19,260	23,107
Interest expense	(90,658)	(93,238)	(177,970)	(187,624)
Other income	63,175	45,469	137,796	65,191

Total non-operating expense	(19,965)	(34,555)	(20,914)	(99,326)

Net Income (Loss)	$(125,344)	$152,113	$(340,434)	$6,803

Net Income (Loss) Per Common Share:
Basic and diluted	$(0.05)	$0.06	$(0.13)	$0.00

Weighted average shares outstanding:
Basic	2,544,863	2,542,078	2,544,765	2,542,078

Diluted	2,544,863	2,587,037	2,544,765	2,564,187

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(340,434)	$6,803
Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities:
Depreciation	288,645	255,070
Amortization of intangible assets	25,953	21,402
Gain on disposal of fixed assets	(300)	(6,000)
Decrease in inventory reserve	(45,644)	—
Realized gain on available-for-sale securities	8,318	—
Bond premium amortization	(2,027)	—
Stock-based compensation	70,173	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	182,071	241,230
Inventories	(1,443,135)	(364,003)
Prepaid expenses	8,185	(199,555)
Other assets	(3,139)	(177,179)
Increase (decrease) in:
Accounts payable	141,190	383,195
Accrued compensation and benefits	(154,402)	36,106
Customer deposits	(1,194)	275,646

Total adjustments	(925,306)	465,912

Net cash provided by (used in) operating activities	(1,265,740)	472,715

Cash Flows from Investing Activities:
Purchase of property and equipment	(324,372)	(99,320)
Purchase of investments	(911,514)	(13,679)
Proceeds from sale of investments	1,272,654	—
Proceeds from disposal of fixed assets	300	6,000
Acquisition of patents and trademarks	(28,961)	(15,297)

Net cash provided by (used in) investing activities	8,107	(122,296)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(109,006)	(84,157)
Proceeds from exercise of employee stock options	630	—
Net borrowings on revolving line of credit	1,114,325	—
Delete row		—

Net cash provided by (used in) financing activities	1,005,949	(84,157)

Net Increase (Decrease) in Cash and Cash Equivalents	(251,684)	266,262

Cash and Cash Equivalents, beginning of period	331,023	1,017,285

Cash and Cash Equivalents, end of period	$79,339	$1,283,547

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or for any future period.

As more fully disclosed in our most recent Form 10-KSB filed on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. In addition, as more fully disclosed in our Form 10-QSB/A for the quarter ended March 31, 2006, filed with the SEC on July 21, 2006, we restated our financial statements for the quarter ended March 31, 2006 to correct an understatement in the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error. The financial statements for the three and six month-ended June 30, 2005 included herein reflect this restatement.

The Company has experienced a net loss and significant negative cash flow during the six months ended June 30, 2006, primarily from purchases and build-up of inventory of our newly developed SaVi™ products and lower than expected sales of these products. Negative cash flow has been funded primarily by the Company’s available cash as well as borrowings on the Company’s revolving line of credit.

Based on the impact of lower than planned revenue, negative cash flow and the operating loss in the first six months of 2006, management has implemented a significant restructuring plan for the second half of 2006 to reduce the cash burn rate while striving to achieve profitability. A targeted job reduction/consolidation plan in July 2006 reduced Super Vision’s overall head count from 59 to 48 employees. In addition to the savings from this restructuring, the benefits of a focused reduction in both manufacturing and administrative expenses in the second half of 2006 should reduce controllable operating expenses by over $200,000 during the six months ended December 31, 2006. The combined effect should be a net reduction in controllable operating expenses of over $400,000 during the six months ended December 31, 2006 as compared to actual operating expense during the first six months of 2006. In addition, the board of directors has authorized management to coordinate the evaluation of strategic options for the company to consider including, but not limited to, raising capital. There can be no assurance that any such transaction can be consummated.

Management currently expects that the Company’s investments, cash on hand, borrowings under its revolving line of credit and funds generated by operations will be adequate to meet the Company’s cash needs in the near term. However, the Company’s ability to continue as a going concern depends on its ability to generate increased revenues from the sale of its new SaVi™ product line as well as the impact of cost savings initiatives. There can be no assurance that the Company efforts will be sufficient to meet the Company’s expected cash needs. In addition, if the Company is unsuccessful in certain pending litigation matters, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources. See Note 7 below and Part II, Item 1 of this Form 10-QSB.

1.	Summary of Significant Accounting Policies

Our accounting policies are as set forth in the notes to condensed financial statements referred to above.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenues are recorded after customer acceptance.

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

The lender for our revolving line of credit requires that we maintain a minimum investment balance of $500,000 in accounts held by our lender which is classified as restricted.

The cost, unrealized gains, and fair values of the Company’s investments held at June 30, 2006 are summarized as follows:

	Cost	Gross Unrealized Loss	Fair Value
Held-to-maturity securities:
Corporate Bonds	$584,014	$(483)	$583,531

	$584,014	$(483)	$583,531

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2006, no reduction has been made for estimated forfeitures on awards that may not vest because the effect on stock-based compensation expense is not material. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

Stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three and six months ended June 30, 2006, was $46,686 and $70,173, respectively. As a result of the adoption of SFAS No. 123(R), the Company’s net loss for the three and six months ended June 30, 2006 was $0.02 greater than if it had continued to account for share-based compensation under APB Opinion No. 25. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net loss and loss per common share for the three and six months ended June 30, 2005 would have been as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$152,113	$6,803
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(22,744)	(43,696)

Pro forma net income (loss)	129,369	$(36,893)

Basic and Diluted Income (Loss) per common share:
As reported	$0.06	$0.00

Pro forma	$0.05	$(0.01)

The fair value options granted were determined using the Black-Scholes Valuation model with the following key assumptions (a) an average discount rate of 5.0% and 3.0% for the quarters ended June 30, 2006 and 2005 and 5.5% and 3.0% for the six months ended June 30, 2006 and 2005; (b) an average volatility factor of 87.6% and 38.9% for the quarters ended June 30, 2006 and 2005 and 63.3% and 38.9% for the six months ended June 30, 2006 based upon the volatility of the Company’s stock price as measured daily for the three months ended June 30, 2006 and monthly for all other periods; (c) an average expected option life of 7 years for all periods; and (d) no dividend yield for all periods.

2.	INVENTORIES:

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials	$3,606,325	$2,385,118
Finished goods	1,407,223	1,115,350

	5,013,548	3,500,468
Less: Reserve for obsolescence	(245,587)	(221,286)

Net inventories	$4,767,961	$3,279,182

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

3.	CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

The Company leases its operating facility from a corporation owned by the Company’s Chairman of the Board. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	June 30, 2006	December 31, 2005
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,848,600)	(1,745,900)

	$1,232,400	$1,335,100

At June 30, 2006, future minimum lease payments for the remainder of 2006 and years subsequent are as follows:

2006	$336,588
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,294,394
Less amount representing interest and executory costs	(1,884,730)

Present value of net minimum lease payments under capital lease	$2,409,664

Deposits included in other assets paid under this lease agreement totaled $59,167 at June 30, 2006.

On September 1, 2005, the Company entered into an agreement with a sub-lessee to lease approximately 30,000 square feet of warehouse space effective September 14, 2005 through September 14, 2006 for a monthly payment of $15,000 plus expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $45,800 and $90,800 for the three and six months ended June 30, 2006, respectively, and is included in other income on the statements of operations. There was no income from subleasing activities for the three and six months ended June 30, 2005.

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of June 30, 2006, options to purchase 88,432 shares of Class A common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of June 30, 2006, 234,358 shares of Class A common stock were vested and exercisable under the 2003 Plan.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table summarizes activity in the stock option plans for the six months ended June 30, 2006:

	Shares Available for Future Grant	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2006	91,604	654,932	$4.71
Options granted at market	(36,800)	36,800	$3.08
Options exercised	—	(300)	$2.10
Options cancelled	10,817	(129,417)	$6.25

Balance, June 30, 2006	65,621	562,015	$4.25

5.	Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that is intended help us to manage our working capital needs in conjunction with our cash and investments. The line of credit expires on February 10, 2007. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held by our lender. The line of credit had an outstanding balance of $1,114,325 and an available balance of $485,675 on June 30, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (6.959% at June 30, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the debt service covenant ratio for the quarter ended June 30, 2006. However the financial institution waived the debt service coverage ratio covenant for the second quarter of 2006.

6.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) (numerator for basic and diluted loss per share)	$(125,344)	$152,113	$(340,434)	$6,803
Denominator:
Denominator for basic loss per share -weighted average shares	2,544,863	2,542,078	2,544,765	2,542,078

Effect of dilutive securities:
“In-the-money” shares under stock option agreements	—	203,800	—	204,400
Less: shares assumed repurchased under treasury stock method	—	(158,841)	—	(182,291)

Weighted average shares outstanding-diluted	2,544,863	2,587,037	2,544,765	2,564,187

Basic earnings (loss) per share	$(0.05)	$0.06	$(0.13)	$0.00

Diluted earnings (loss) per share	$(0.05)	$0.06	$(0.13)	$0.00

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the three and six months ended June 30, 2006 and 2005 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three months ended June 30, 2006 and 2005, the Company had 1,000,890 and 682,683 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share. For the six months ended June 30, 2006 and 2005, the Company had 1,000,890 and 682,063 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share.

7.	Contingencies:

In the ordinary course of business the Company may have various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein as supplemented by the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and Footnote 7 to the Company’s Condensed Financial Statements contained therein.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of those patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation.

On June 6, 2002, Color Kinetics filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the “Massachusetts Court”), alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the Massachusetts Court, and the two cases were informally consolidated under the Massachusetts case number. On August 22, 2005, the Massachusetts Court granted Color Kinetics’ motions for summary judgment and issued a judgment declaring, among other things, that certain products of the Company infringed certain Color Kinetics’ patents. On May 12, 2006, the Massachusetts Court granted Color Kinetics’ motion for attorneys’ fees and costs on the condition that Color Kinetics waive its claims as to damages and willful infringement of its patents. The Court ordered Color Kinetics to submit further documentation as to its estimated $1.58 million in attorneys’ fees and costs.

Color Kinetics has filed a motion for entry of final judgment on July 26, 2006 including assessment of attorneys’ fees of approximately $1.58 million. Color Kinetics has also moved on July 26, 2006 for the entry of a permanent injunction against the Company with respect to the products specifically found to be infringing, namely the Super Vision EVPL,EV-213-WS, CL Light Bar, AGS, IGP, and IGS products, and has further requested a permanent injunction with respect to products as to which there has been no determination regarding infringement, namely the SaVi™ Flood Light, SaVi™ SHO Flood (Super High Output), SaVi™ Accent, SaVi™ Tube, and the SaVi™ Spot fixture, all part of the Company’s SaVi™ product line. The Company intends to oppose the request for permanent injunction. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s grants of the summary judgment motion and the motion for attorneys’ fees and costs. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the recent court orders. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources.

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

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. Color Kinetics filed its answer to the Texas action on June 19, 2006 denying the allegations made by Super Vision in its complaint, asserting several affirmative defenses, and asserting counterclaims seeking declaratory judgment of non-infringement, invalidity, and inequitable conduct. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in the Texas suit, which was filed first, and intends to vigorously defend itself against Color Kinetics’ new Massachusetts suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx) for patent infringement and unfair competition alleging that one of the company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Subsequently, the Company was served on July 17, 2006. The company denies B&S Plastics’ allegations of patent infringement and unfair competition and intends to vigorously defend itself in this matter. There is no assurance that the company will be successful in this legal mater, however, in light of sales of the new waterfall in question, management believes that any potential damages awarded B&S Plastics would not have a material adverse effect on the financial condition, results of operations, liquidity or capital resources of the company.

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

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace, the evolving nature of the Company’s fiber optic and LED lighting technology and the results of pending litigation. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Overview

Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products to be used in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting (FOL) cables, fiber optic lighting sources, accessories, endpoint signs and displays and FlexLED™, BorderLight™, and SaVi™ brand LED lighting products and control systems. The Company also designs, manufactures, markets and sells fiber optically lit waterfalls and water features under the Oasis Waterfalls™ brand. The Company markets and distributes products globally primarily through multiple networks of independent sales representatives and distributors.

As more fully disclosed in our most recent Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. In addition, as more fully disclosed in our Form 10-QSB/A for the quarter ended March 31, 2006, filed with the SEC on July 21, 2006, we restated our financial statements for the quarter ended March 31, 2006 to correct an understatement in the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error. The financial statements for the three and six months ended June 30, 2005 included herein reflect this restatement.

The Company has experienced a net loss and significant negative cash flow during the six months ended June 30, 2006, primarily from purchases and build-up of inventory of our newly developed SaVi™ products and lower than expected sales of these products. Negative cash flow has been funded primarily by the Company’s available cash as well as borrowings on the Company’s revolving line of credit.

Based on the impact of lower than planned revenue, negative cash flow and the operating loss in the first six months of 2006, management has implemented a significant restructuring plan for the second half of 2006 to reduce the cash burn rate while striving to achieve profitability. A targeted job reduction/consolidation plan in July 2006 reduced Super Vision’s overall head count from 59 to 48 employees. In addition to the savings from this restructuring, the benefits of a focused reduction in both manufacturing and administrative expenses in the second half of 2006 should reduce controllable operating expenses by over $200,000 during the six months ended December 31, 2006. The combined effect should be a net reduction in controllable operating expenses of over $400,000 during the six months ended December 31, 2006 as compared to actual operating expense during the first six months of 2006. In addition, the board of directors has authorized management to coordinate the evaluation of strategic options for the company to consider including, but not limited to, raising capital. There can be no assurance that any such transaction can be consummated.

Management currently expects that the Company’s investments, cash on hand, borrowings under its revolving line of credit and funds generated by operations will be adequate to meet the Company’s cash needs in the near term. However, the Company’s ability to continue as a going concern depends on its ability to generate increased revenues from the sale of its new SaVi™ product line as well as the impact of cost savings initiatives. There can be no assurance that the Company efforts will be sufficient to meet the Company’s expected cash needs. In addition, if the Company is unsuccessful in certain pending litigation matters, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources. See Note 7 above and Part II, Item 1 of this Form 10-QSB.

Three months ended June 30, 2006 vs. 2005

Results of Operations

	(Unaudited) Quarter Ended June 30,
	2006	2005	Change	% Change
Revenues	$3,134,345	$3,202,751	$(68,406)	-2%
Cost of Sales	$1,695,689	$1,675,238	$20,451	1%

Gross Margin	$1,438,656	$1,527,513	$(88,857)	-6%

Gross Margin %	46%	48%

Revenues and Gross Margin

Sales of Fiber Optic Lighting (“FOL”) products accounted for 45% of the Company’s revenue during both quarters ended June 30, 2006 and 2005, while sales of LED products accounted for 52% and 51% of the Company’s revenue for the quarters ended June 30, 2006 and 2005, respectively. Waterfall and water feature products accounted for 3% and 4% of revenue respectively for the quarters ended June 30, 2006 and 2005. We expect to see our overall product mix shift away from fiber optic lighting products and systems to a greater percentage of LED lighting products and systems. However, we believe that sales of our fiber optic applications will remain a major revenue source for the Company, especially in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting. Sales of fiber optic lighting products and systems in our commercial lighting and pool and spa divisions were up 14% and 7%, respectively, for the quarter ended June 30, 2006 as compared to the same period in 2005. These increases were offset by a 33% decline in FOL revenues in the international market. The International market has seen a more dramatic shift away from fiber optics to LED for similar applications. This fact, along with the timing of large orders from our Spanish and Russian distributors and a decrease in large project orders in the Middle-east, contributed to the decline. Moving forward, we expect the growth rate for FOL in the U.S and abroad to stabilize and follow the rate of global commercial construction. This is forecasted to be a modest 1-3% in the U.S. and can vary greatly in international markets depending on foreign economies.

To further stimulate the growth in revenues from the sale of LED lighting products and systems, we are expanding our product offerings to reach broader market applications including new wireless control and synchronization capabilities. Late in the 2nd quarter of 2006 we introduced our new SaVi™ Pool and Spa light and we plan to continue to expand our line of LED products designed for the pool and spa industry. We also began shipping orders in the quarter for our new SaVi™ SHO high output LED flood light and continued to see the benefit of our recently introduced SaVi™ brand of architectural LED lighting products during the second quarter of 2006. Our commercial division’s sales of LED products increased 38% in the 2nd quarter of 2006 as compared to the same period in 2005.

Total revenues for the three months ended June 30, 2006 were approximately $3,134,000 as compared to approximately $3,203,000 for the three months ended June 30, 2005, a decrease of approximately $68,000 or 2%. Revenues from sales by our commercial lighting division led the way with an increase of 23%, or $204,000, in the second quarter of 2006 as compared to the same period in 2005. This increase was offset by a decrease of $160,000 or 10% in the pool and spa lighting division and a decrease of $104,000 or 14% in the international market. The commercial division saw significant increases in sales from both its fiber optic, up 14%, and its LED products, up 38%, driven by strong demand for our new SaVi™ brand of architectural LED products and market penetration by several newer additions to our network of independent sales representatives. The revenue decrease in the pool and spa division was related to a decrease in our OEM Spa LED system sales based on the timing of shipment releases to major customers. Fiber optic lighting sales for pools and spas increased 7%, while LED sales were down 18%, related to the timing of shipments stated above. International sales of LED products increased 6% in the second quarter of 2006 as compared to the same period in 2005. However, the increase could not offset the 33% decrease in fiber optic sales resulting from several large projects that shipped in the 2nd quarter of 2005. In addition, the Company experienced softer sales in both the UK and the middle-east during the second quarter compared to the same period last year, offset by stronger revenue from Asia and Mexico.

Gross margin for the quarter ended June 30, 2006 was approximately $1,439,000 or 46% as compared to approximately $1,528,000 or 48% for the quarter ended June 30, 2005. Excluding the benefit of a one time $240,000 legal settlement in the second quarter of 2005, gross margin increased $151,000, or 12%, to 46% of revenue as compared to 40% for second quarter 2005.

Excluding the benefit of the legal settlement in the second quarter of 2005, the increase in gross margin resulted primarily from lower material costs and the capitalization of labor, overhead and freight on higher inventory balances at June 30, 2006 brought about by higher purchases during the second quarter compared to prior period. Direct gross margin for the second quarter of 2006, which is revenue less material cost, increased to 59% as compared to 57% in the same period of 2005 as material cost reductions continue to be a major focus for the Company. FOL and LED sales contributed 50% and 45%, respectively, of the total direct gross margin dollars for the quarter ended June 30, 2006 compared to 52% and 42%, respectively, for the quarter ended June 30, 2005, with the difference made up by direct gross margin from the sale of waterfalls and water features.

Operating Income (Loss)

	(Unaudited) Quarter Ended June 30,
	2006	2005	Change	% Change
Gross Margin	$1,438,656	$1,527,513	$(88,857)	(6)%

Less operating expenses:
Selling, general & administrative	1,405,909	1,195,566	210,343	18%
Research & development	138,426	151,279	(12,853)	(8)%
Gain on Disposal of fixed assets	(300)	(6,000)	(5,700)	(95)%

Total operating expenses	1,544,035	1,340,845	203,190	15%

Operating income (loss)	$(105,379)	$186,668	$(292,047)	(156)%

Selling, general and administrative expenses were approximately $1,406,000 during the three months ended June 30, 2006 as compared to approximately $1,196,000 for the same period in 2005, an increase of approximately $210,000 or 18%. The net increase was principally due to increases in wages and benefits of $72,000 including stock option related expenses pursuant to SFAS-123(R) of approximately $47,000, litigation related legal fees of approximately $78,000, printing cost for our new catalog, new product literature and annual report of approximately $66,000, trade show expense related to attending the Light + Building in Germany for $16,000, other professional and consulting fees of approximately $15,000 and bank charges and fees related to increased import activity during the period of approximately 8,000. These increases were offset by lower insurance expenses and taxes in the second quarter of approximately $44,000.

Research and development costs were approximately $138,000 during the three months ended June 30, 2006 as compared to approximately $151,000 during the same period in 2005, a decrease of $13,000 or 8%. The decrease in R&D expenses was mainly driven by timing of the cost of direct material and supplies for new product development initiatives in 2006. An overall increase in R&D expense is planned for fiscal year 2006 as compared to 2005 to support the completion of several new products that are planned for future introduction. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts.

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

The following table reconciles the GAAP measure net income (loss) to the non-GAAP financial measure EBITDA. Management uses EBITDA as part of its performance appraisal in reviewing the Company’s current ongoing operations and business trends related to its financial condition and results of operations. It is also used to measure the Company’s cash-based performance.

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended June 30,
	2006	2005	Change	%
Net income (loss)	$(125,344)	$152,113	$(277,476)	(182)%
Plus:
Interest	90,658	93,238	(2,579)	(3)%
Depreciation	146,628	128,420	18,208	14%
Amortization	12,907	10,791	2,116	20%
Taxes	—	—	—	—

EBITDA	$124,849	$384,562	$(259,731)	(68)%

% of Revenues	4%	12%

EBITDA declined to $125,000 for the three months ended June 30, 2006, as compared to EBITDA of $385,000 for the same period in 2005. Excluding the one time benefit of the $240,000 legal settlement in the second quarter of 2005, EBITDA for the three months ended June 30, 2005 was approximately $145,000, or 5% of revenue. The decline was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above.

Interest

Interest expense of approximately $91,000 for the quarter ended June 30, 2006, as compared to approximately $93,000 for the same period in 2005, primarily relates to the capital lease for the Company’s facility in Orlando, Florida.

Other Income

Other income was approximately $63,000 for the three months ended June 30, 2006 compared to approximately $45,000 for the same period in 2005. The source of other income for the quarter ended June 30, 2006 was primarily proceeds from the sub-lease of our facility and royalties from several license agreements relating to our patent portfolio and intellectual property used in LED lighting acquired from High End Systems, Inc. and Jerry Laidman in 2005. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company. The source of other income for the quarter ended June 30, 2005 was primarily licensing activities. There was no income from subleasing activities during the quarter ended June 30, 2005.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended June 30, 2006 and 2005, respectively.

Net Loss

Net loss for the three months ended June 30, 2006 was approximately $125,000, or $0.05 per basic and diluted common share, as compared to net income of approximately $152,000, or $0.06 per basic and diluted common share, for the quarter ended June 30, 2005. Net income for the quarter ended June 30, 2005 included a non-recurring $240,000 legal settlement. Excluding this item, the quarter ended June 30, 2005 would have reported a net loss of approximately $88,000. The loss was primarily due to reduced revenues and increased selling, general and administrative expenses, offset by increased gross margins after adjusting for the $240,000 legal settlement discussed above.

Six months ended June 30, 2006 vs. 2005

Results of Operations

	(Unaudited) Six Months Ended June 30,
	2006	2005	Change	% Change
Revenues	$5,814,012	$6,086,507	$(272,495)	(4)%
Cost of Sales	3,222,498	3,366,765	(144,267)	(4)%

Gross Margin	$2,591,514	$2,719,742	$(128,228)	(5)%

Gross Margin %	45%	45%		—

Total revenues for the six months ended June 30, 2006 were approximately $5,814,000 as compared to approximately $6,087,000 for the six months ended June 30, 2005. The decrease in sales in the International market for the six month period of 22%, or approximately $342,000, drove the overall decrease as compared to the same period in 2005. Revenues from commercial lighting and pool and spa lighting were up 1% and 2%, respectively, for the first six months of 2006 as compared to the same period in 2005. Due to a strong second quarter, commercial lighting sales, which were down 18% at the end of the first quarter, are now up 1% for the six months of 2006 compared to the same period in 2005, with increased sales in both FOL and LED lighting products and systems. Pool and spa sales are up 2% for the six months ended June 30, 2006 over the same period in 2005, with fiber optic and waterfall sales up 9% year-to-date. Due to the impact of several large projects that shipped in the first half of 2005 and increased competitive pricing pressure on both fiber optics and sign lighting LED systems, our international sales have struggled. Although sales in Asia were up 25% in the second quarter of 2006, sales in Asia are still down year-to-date due to lower Flex-LED sales in China. In addition, lower Flex-LED sales in the UK also have contributed to the sales decline in the first six months of 2006, offset slightly by increased sales in Mexico and Eastern Europe. The Company anticipates that sales of commercial lighting products will continue to strengthen, with an increase in sales of our new SaVi™ LED product line. Pool and spa sales are expected to follow our historic seasonal trends, as we work towards stabilizing and growing international sales in the second half of 2006.Gross margin for the six months ended June 30, 2006 was approximately $2,592,000 or 45% as compared to approximately $2,720,000 or 45% for the six months ended June 30, 2005. Excluding the benefit of a one time $240,000 legal settlement in the second quarter 2005, gross margin increased $112,000, or 5%, to 45% of revenue as compared to 41% for second quarter 2005.

Excluding the benefit of the $240,000 legal settlement in the second quarter of 2005, the increase in gross margin resulted primarily from lower material costs and the capitalization of labor, overhead and freight on higher inventory balances at June 30, 2006 brought about by higher purchases during the second quarter compared to prior period. Direct gross margin, which is revenue less material cost increased to 59% compared to 57% in the same period of 2005 as material cost reductions continue to be a major focus for the Company. FOL and LED sales contributed 51% and 43%, respectively, of the total direct gross margin dollars for the six months ended June 30, 2006 compared to 53% and 42%, respectively, for the first six months ended June 30, 2005, with the difference in direct gross margin dollars made up by the sale of waterfalls and water features.

Operating Income (Loss)

	(Unaudited) Six Months Ended June 30,
	2006	2005	Change	% Change
Gross Margin	$2,591,514	$2,719,742	$(128,228)	(5)%

Less operating expenses:
Selling, general & administrative	2,603,024	2,360,732	242,292	10%
Research & development	308,310	258,881	49,429	19%
Gain on disposal of fixed assets	(300)	(6,000)	(5,700)	(95)%

Total operating expenses	2,911,034	2,613,613	297,421	11%

Operating income (loss)	$(319,520)	$106,129	$(425,649)	(401)%

Selling, general and administrative (SG&A) expenses were approximately $2,603,000 for the six months ended June 30, 2006 as compared to approximately $2,361,000 for the same period in 2005, an increase of approximately $242,000 or 10%. The net increase was principally due to increases in wages and benefits of $102,000 including stock based compensation expenses pursuant to SFAS 123(R) of approximately $70,000, printing costs for our new catalog, new product literature and annual report of approximately $79,000, professional fees including consulting, litigation related legal fees and accounting fees of approximately $91,000, employee recognition and relocation of approximately $38,000 and bank charges and fees related to increased import activities of approximately $16,000. These increases were offset by decreases in commission and bad debt and sales write-off expense of approximately $68,000 and insurance, taxes and others of approximately $16,000. While reducing SG&A remains a focus of management, certain expenses were expected to increase during the period in connection with positioning the Company for growth. Management also anticipates that certain expenses such as legal fees, consulting and related professional fees in connection with implementation and testing related to Sarbanes-Oxley Section 404 as well as health insurance related benefits will continue to be higher than their comparative period numbers. The Company currently implements aggressive budget to actual expense assessments to measure adherence to company projections.

Research and development costs were approximately $308,000 for the six months ended June 30, 2006 as compared to approximately $259,000 for the same period in 2005, an increase of approximately $49,000 or 19%. Management attributes this increase in research and development expenses to its expanded product development initiatives to compete in the ever changing market for LED and fiber optic lighting technology. The company introduced three key new products in the first half of 2006. The SaVi™ SHO, the SaVi™ Pool Light and the SaVi™ Spa light feature state-of-the-art- high density array LED technology. Management believes that these products will play a key roll in the future growth of the Company. Management believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

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

The following table reconciles the GAAP measure net income (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Six Months Ended June 30,
	2006	2005	Change	%
Net income (loss)	$(340,434)	$6,803	$(347,237)	(5,104)%
Plus:
Interest	177,970	187,624	(9,654)	(5)%
Depreciation	288,645	255,070	33,575	13%
Amortization	25,953	21,402	4,551	21%
Taxes	—	—

EBITDA	$152,134	$470,899	$(318,765)	(68)%

% of Revenues	3%	8%

EBITDA for the six months ended June 30, 2006 was approximately $152,000 as compared to approximately $471,000 for the six months ended June 30, 2005. Excluding the one time benefit of the $240,000 legal settlement in the first half of 2005, EBITDA for the first six months of 2005 was approximately $231,000, or 4% of revenue. The decline in EBITDA was primarily due to lower revenues and increased selling, general and administrative expenses as discussed above.

Interest

Interest expense of approximately $178,000 for the six months ended June 30, 2006, as compared to approximately $188,000 for the same period last year, primarily relates to the capital lease for the Company’s facility in Orlando, Florida.

Other income

Other income was approximately $141,000 for the six months ended June 30, 2006 compared to approximately $65,000 for the same period in 2005. The source of other income for the six months ended June 30, 2006 was primarily from sub-leasing excess warehouse capacity and licensing activities compared to last year where other income was mostly from licensing activities. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in LED lighting previously acquired from High End Systems, Inc. and Jerry Laidman in 2005. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2006 and 2005.

Net Loss

The net loss for the six months ended June 30, 2006 was approximately $340,000, or $0.13 per basic and diluted common share, as compared to net income of approximately $7,000, or $0.00 per basic and diluted common share, for the six months ended June 30, 2005. Net income for the quarter ended June 30, 2005 included a non-recurring $240,000 legal settlement. Excluding this item, the quarter ended June 30, 2005 would have reported a net loss of approximately $233,000. Other factors with regards to the net loss include reduced revenues and increased selling, general and administrative expenses, partially offset by increased gross margins after adjusting for the $240,000 legal settlement discussed above.

Liquidity and Capital Resources

At June 30, 2006 the Company had working capital of approximately of $3,888,000, a decrease of approximately 10% compared to working capital of approximately $4,316,000 at December 31, 2005. During the six months ended June 30, 2006, the Company financed its operations primarily from investments, working capital, cash on hand and borrowings under its revolving line of credit.

Cash Flows from Operating Activities

	(Unaudited) June 30, 2006	December 31, 2005	Change	% Change
Selected Balance Sheet Items
Cash and investments	$79,339	$1,274,150	$(1,194,811)	(94)%
Trade accounts receivable, net	1,334,908	1,516,979	(182,071)	(12)%
Inventories, net	4,767,961	3,279,182	1,488,779	45%
Accrued compensation and benefits	107,250	261,652	(154,402)	(59)%
Accounts payable	1,626,111	1,484,921	141,190	10%

Net cash used in operations amounted to approximately $1,265,000 for the six months ended June 30, 2006 as compared to approximately $473,000 provided by operations for the six months ended June 30, 2005. The most significant use of cash was generated by the increase in net inventories of approximately $1,443,000 and a decrease in accrued compensation and benefits of approximately $154,000. The increase in inventory was associated with the purchase of components for newly developed SaVi™ products for architectural and pool applications. The decrease in accrued compensation and benefits was mainly related to performance-based bonuses of approximately $100,000 and severance of $70,000 accrued at the end of 2005 and paid in the first quarter of 2006. These uses of cash were mainly offset by a decrease in accounts receivable of $182,000 and an increase in accounts payable of approximately $141,000. The decrease in accounts receivable was due to the Company’s collection efforts while the increase in accounts payable was due to the timing of payments to suppliers and increases in inventory.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2006 amounted to approximately $8,000 compared to net cash used in investing activities of approximately $122,000 for the six-months ended June 30, 2005. During the first quarter of 2006 we sold our investments and purchased new investments through the bank from which we obtained a revolving line of credit. We then sold some of these investments, resulting in net cash proceeds from the purchase and sale of investments of approximately $361,000. Investing activities also includes costs to upgrade certain computer hardware and software, new product tooling and acquisition of other fixed assets of approximately $324,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $1,005,000 mostly relating to net borrowings on our revolving line of credit of approximately $1,114,000. We obtained the revolving line of credit in the first quarter of 2006 with maximum borrowings of $1,200,000 and we increased the maximum borrowings to $1,600,000 effective June 30, 2006. In exchange for the increased line limit, our lender requires that we keep at least $500,000 of investments held in accounts of the lender. Financing activities also includes payments on the capital lease obligation for the Company’s facility of approximately $109,000.

Contractual Obligations

Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution that is intended help us to manage our working capital needs in conjunction with our cash and investments. The line of credit expires on February 10, 2007. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held by our lender. The line of credit had an outstanding balance of $1,114,325 and an available balance of $485,675 on June 30, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (6.959% at June 30, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and achievement of debt service coverage ratios. The Company was not in compliance with the debt service covenant ratio for the quarter ended June 30, 2006. However the financial institution waived the debt service coverage violation for the second quarter of 2006.

Related Party Capital Lease Obligations:

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Kingstone, our Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the six months ended June 30, 2006 and 2005 amounted to approximately $337,000 and $323,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

At June 30, 2006, future minimum lease payments for the remainder of 2006 and years subsequent are as follows:

2006	$336,588
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,294,394
Less amount representing interest and executory costs	(1,884,730)

Present value of net minimum lease payments under capital lease	$2,409,664

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

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within twelve months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at June 30, 2006 and December 31, 2005.

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

As discussed elsewhere in this Form 10-QSB on July 21, 2006 the Company restated its previously filed condensed unaudited financial statements included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2006 to correct the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error.

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2006.

Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to properly record and report the correct amount of overhead and freight-in costs to be capitalized as inventory. Our disclosure controls and procedures now include performing additional levels of review by the Company’s accounting personnel, including enhanced reviews for all accounting schedules and analyses involved in the financial statement close process. Accordingly, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company may have various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein as supplemented b the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 and Footnote 7 to the Company’s Condensed Financial Statements contained therein.

On March 4, 2002, the Company filed a lawsuit (case number 6:02-CV-270-ORL-19JGG) in the United States District Court for the Middle District of Florida against Color Kinetics Incorporated (“Color Kinetics”). This was an action for declaratory judgment that certain patents of Color Kinetics are invalid, that the Company’s products do not infringe any of those patents, and that such patents are unenforceable. This action also included claims for monetary damages for interference with prospective business relationships, unfair competition and trade disparagement under the Lanham Act and common law defamation.

On June 6, 2002, Color Kinetics filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the “Massachusetts Court”), alleging that certain Company products infringe certain of Color

Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the Massachusetts Court, and the two cases were informally consolidated under the Massachusetts case number. On August 22, 2005, the Massachusetts Court granted Color Kinetics’ motions for summary judgment and issued a judgment declaring, among other things, that certain products of the Company infringed certain Color Kinetics’ patents. On May 12, 2006, the Massachusetts Court granted Color Kinetics’ motion for attorneys’ fees and costs on the condition that Color Kinetics waive its claims as to damages and willful infringement of its patents. The Court ordered Color Kinetics to submit further documentation as to its estimated $1.58 million in attorneys’ fees and costs.

Color Kinetics has filed a motion for entry of final judgment on July 26, 2006 including assessment of attorneys’ fees of approximately $1.58 million. Color Kinetics has also moved on July 26, 2006 for the entry of a permanent injunction against the Company with respect to the products specifically found to be infringing, namely the Super Vision EVPL,EV-213-WS, CL Light Bar, AGS, IGP, and IGS products, and has further requested a permanent injunction with respect to products as to which there has been no determination regarding infringement, namely the SaVi™ Flood Light, SaVi™ SHO Flood (Super High Output), SaVi™ Accent, SaVi™ Tube, and the SaVi™ Spot fixture, all part of the Company’s SaVi™ product line. The Company intends to oppose the request for permanent injunction. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s grants of the summary judgment motion and the motion for attorneys’ fees and costs. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the recent court orders. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources.

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

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met these conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. Color Kinetics filed its answer to the Texas action on June 19, 2006 denying the allegations made by Super Vision in its complaint, asserting several affirmative defenses, and asserting counterclaims seeking declaratory judgment of non-infringement, invalidity, and inequitable conduct. On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. The Company believes that it will prevail in the Texas suit, which was filed first, and intends to vigorously defend itself against Color Kinetics’ new Massachusetts suit. However, there is no assurance that the Company will be successful in these legal matters. If Color Kinetics is successful, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx) for patent infringement and unfair competition alleging that one of the company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Subsequently, the Company was served on July 17, 2006.

The company denies B&S Plastics’ allegations of patent infringement and unfair competition and intends to vigorously defend itself in this matter. There is no assurance that the company will be successful in this legal mater, however, in light of sales of the new waterfall in question, management believes that any potential damages awarded B&S Plastics would not have a material adverse effect on the financial condition, results of operations, liquidity or capital resources of the company.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 18, 2006, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors to serve until their terms expire at the annual meeting of stockholders to be held in 2007, or their earlier of retirement, resignation or removal

Nominee	Votes in Favor	Votes Withheld
Brett M. Kingstone	4,086,389	47,647
Edgar Protiva	4,096,139	37,897
Brian McCann	4,096,139	37,897
Anthony Nicolosi	4,096,139	37,897
Michael A. Bauer	4,089,139	44,897
Fritz Zeck	4,089,139	44,897
Anthony T. Castor, III	4,096,139	37,897

2.	Ratification of the selection of Cross, Fernandez & Riley, LLP as our independent registered public accounting firm for the year ending December 31, 2006

Number of Shares
For	4,098,536
Against	35,522
Abstain	0

No other matters were voted upon at the meeting.

Item 6. Exhibits

Exhibits.

Exhibit Number	Document Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Michael A. Bauer	Date: August 14, 2006
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo A. Regalado	Date: August 14, 2006
Danilo A. Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)