Form 10QSB
period 2006-09-30
SUPER VISION INTERNATIONAL INC
filed 2006-11-14
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the s Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 10, 2006:
Class A Common Stock, $.001 par value	2,061,599 shares
Class B Common Stock, $.001 par value	483,264 shares

Transitional Small Business Disclosure Format
Yes ☐	No ☒

Super Vision International, Inc.

Super Vision International, Inc.

Condensed Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$129,059	$248,080
Restricted cash	—	82,943
Restricted Investments	500,000	—
Investments	50,101	943,127
Trade accounts receivable, less allowance for doubtful accounts of $115,717 and $98,688	1,416,358	1,516,979
Inventories, less reserve of $236,784 and $221,286	4,532,768	3,279,182
Prepaid expense	279,154	235,692
Other assets	9,737	5,187

Total current assets	6,917,177	6,311,190

Property and Equipment	7,777,040	7,445,024
Accumulated depreciation and amortization	(5,164,522)	(4,737,067)

Net property and equipment	2,612,518	2,707,957

Deposits on equipment	—	4,200
Patents and trademarks less accumulated amortization of $117,453 and $100,075	196,260	177,892
Other intangible assets less accumulated amortization of $77,232 and $56,915	59,379	62,151
Other assets	60,434	60,418

	$9,845,778	$9,323,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,618,640	$1,484,921
Accrued compensation and benefits	154,554	261,652
Revolving line of credit	1,252,152	—
Customer deposits	25,343	23,143
Current portion of obligation under capital lease with related party	260,020	225,814

Total current liabilities	3,310,709	1,995,530

Obligation under capital lease with related party, less current portion	2,092,248	2,292,856

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized and 2,061,599 and 2,061,299 issued and outstanding	2,062	2,061
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	10,695,757	10,572,958
Accumulated deficit	(6,255,481)	(5,531,762)
Accumulated other comprehensive loss	—	(8,318)

Total stockholders’ equity	4,442,821	5,035,422

	$9,845,778	$9,323,808

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Operations – Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$2,803,289	$3,093,166	$8,617,301	$9,179,673
Cost of sales	1,747,309	1,814,662	4,969,807	5,181,428

Gross margin	1,055,980	1,278,504	3,647,494	3,998,245
Operating expenses:
Selling, general and administrative	1,277,976	1,064,978	3,880,999	3,425,710
Research and development	120,677	147,184	428,987	406,064
Gain on disposal of property and equipment	—	—	(300)	(6,000)

Total operating expenses	1,398,653	1,212,162	4,309,686	3,825,774

Operating Income (Loss)	(342,673)	66,342	(662,192)	172,471
Non-Operating Income (Expense):
Interest income	11,270	15,529	29,669	38,636
Interest expense	(109,659)	(91,294)	(287,630)	(278,919)
Other income	57,775	30,108	196,434	95,299

Total non-operating income (expense)	(40,614)	(45,657)	(61,527)	(144,984)

Net Income (Loss)	$(383,287)	$20,685	$(723,719)	$27,486

Net Income (Loss) Per Common Share:
Basic and diluted	$(0.15)	$0.01	$(0.28)	$0.01

Weighted average shares outstanding:
Basic	2,544,863	2,542,132	2,544,798	2,542,096

Diluted	2,544,863	2,591,871	2,544,798	2,570,423

See accompanying notes to unaudited condensed financial statements.

Super Vision International, Inc.

Condensed Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(723,719)	$27,486
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	440,727	385,549
Amortization of intangible assets and other assets	37,695	28,935
Gain on disposal of property and equipment	(300)	(6,000)
Increase in inventory reserve	15,498	—
Realized gain on available-for-sale securities	8,318
Bond discount amortization	(3,760)	—
Stock-based compensation	122,169
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	100,621	417,247
Inventories	(1,269,084)	(503,571)
Prepaid expense	(43,462)	(257,155)
Other assets	55,868	24,303
Increase (decrease) in:
Accounts payable	133,719	117,953
Accrued compensation and benefits	(107,098)	16,714
Customer deposits	2,200	10,815

Total adjustments	(506,889)	385,556

Net cash provided by (used in) operating activities	(1,230,608)	262,276

Cash Flows from Investing Activities:
Purchase of property and equipment	(341,088)	(193,017)
Purchase of investments	(1,363,388)	(22,421)
Proceeds from sale of investments	1,760,174
Proceeds from disposal of fixed assets	300	6,000
Acquisition of patents and trademarks	(113,735)	(19,380)

Net cash used in investing activities	(57,737)	(228,818)

Cash Flows from Financing Activities:
Payments on capital lease obligation	(166,402)	(134,140)
Proceeds from exercise of employee stock options	631	4,936
Net borrowings on revolving line of credit	1,252,152	—

Net cash provided by (used in) financing activities	1,086,381	(129,204)

Net Decrease in Cash and Cash Equivalents	(201,964)	(95,746)
Cash and Cash Equivalents, beginning of period	331,023	1,017,285

Cash and Cash Equivalents, end of period	$129,059	$921,539

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006 or for any future period.

As more fully disclosed in our most recent Form 10-KSB filed on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. In addition, as more fully disclosed in our Form 10-QSB/A for the quarter ended March 31, 2006, filed with the SEC on July 21, 2006, we restated our financial statements for the quarter ended March 31, 2006 to correct an understatement in the amount of overhead and freight-in costs capitalized as inventory due to an internal calculation error. The financial statements for the three and nine months ended September 30, 2005 included herein reflect this restatement.

The Company has experienced a net loss and significant negative cash flow during the nine months ended September 30, 2006, primarily from purchases and build-up of inventory of our newly developed SaVi™ products, increased selling expenses related to the launch of these new products, increases in general and administrative expenses and lower than expected sales of these new products. Negative cash flow has been funded primarily by the Company’s available cash as well as borrowings on the Company’s revolving line of credit.

Based on the impact of lower than planned revenue, negative cash flow and the operating loss in the first nine months of 2006, management has implemented a significant restructuring plan for the second half of 2006 to reduce the cash burn rate while striving to achieve profitability. In the third quarter, management implemented a targeted job reduction/consolidation plan aimed at right sizing the Company’s workforce and expenses relative to its projected revenue for 2006. This initiative reduced Super Vision’s overall head count by 19% from 59 to 48 employees. As a result of the savings from this restructuring and the benefits of a focused reduction in both manufacturing and administrative expenses in the second half of 2006, management expects to see reduced controllable operating expenses of over $200,000 during the six months ended December 31, 2006. The combined effect should be a net reduction in controllable operating expenses of over $400,000 during the six month ended December 31, 2006 as compared to actual operating expenses during the first six months of 2006.

However despite realized reductions in payroll and related benefits, reductions in key R&D expenses and reductions in marketing related expenses resulting from the restructuring, increased legal expenses in the third quarter relating to the litigation with Color Kinetics, Inc. (“Color Kinetics”), together with increased commission expenses in the period overshadowed the realized expense reductions. However, management believes that the positive effect of this restructuring may be more visible during the remainder of the year assuming an anticipated reduction in legal expenses can be achieved. Management is also considering its options with respect to terminating the Company’s capital lease obligation, and has begun searching for an appropriate facility within the area to move the Company’s operations. If successful, management anticipates an annual reduction in the Company’s operating expenses of approximately $350,000 resulting from a smaller footprint. There can be no assurance that the Company will be successful in relocating on such terms. In addition, the board of directors has authorized management to coordinate the evaluation of strategic options for the Company to consider including, but not limited to, raising capital. There can be no assurance that any such transaction can be consummated.

Management currently expects that the Company’s investments, cash on hand, borrowings under its revolving line of credit and funds generated by operations will be adequate to meet the Company’s cash needs in the near term. However, the Company’s ability to continue as a going concern depends on its ability to generate increased revenues from the sale of its new SaVi™ product line as well as the impact of cost savings initiatives. There can be no assurance that the Company’s efforts will be sufficient to meet the Company’s expected cash needs. In addition, if the Company is unsuccessful in certain pending litigation matters, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources. See Note 7 below and Part II, Item 1 of this Form 10-QSB.

On November 8, 2006, the court in Color Kinetics, Inc. v. Super Vision International, Inc. entered a final judgment against the Company which assessed attorney’s fees against the Company of approximately $1.58 million, granted a motion for permanent injunction with respect to the products specifically found by the Court to be infringing and denied a proposal by Color Kinetics to include the Company’s SaViTM line of products as an item of enjoined behavior.

The Company’s ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully reducing its cost structure, increasing revenues and managing its obligations under this final judgment. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s final judgment. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the Court’s order. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources. In addition, if the Company is unable to manage its obligations under the final judgment, there is significant uncertainty that the Company will be able to maintain adequate liquidity or achieve long-term viability.

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

The lender for our revolving line of credit requires that we maintain a minimum investment balance of $500,000 in accounts held at our lender which is classified as restricted.

At September 30, 2006, the Company held investments in marketable securities that were classified as held-to-maturity and consisted of the following:

	September 30, 2006
	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$550,101	$389	—	$549,712

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

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as stock-based compensation expense over the requisite service period in the Company’s financial statements. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s statement of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2006, no reduction has been made for estimated forfeitures on awards that may not vest because the effect on stock-based compensation expense is not material. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to fiscal 2006, the Company accounted for stock option forfeitures as they occurred. The cumulative adjustment to reduce costs that were actually recognized to reflect estimated forfeitures is not material.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three and nine months ended September 30, 2006, was $51,996 and $122,169, respectively. As a result of the adoption of SFAS No. 123(R), the Company’s net loss per share for the three and nine months ended September 30, 2006 was $0.02 and $0.05 greater, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Had the Company determined compensation costs based on the estimated fair value at the grant dates for its stock options granted prior to adoption of SFAS No. 123(R), the Company’s pro forma net loss and loss per common share for the three and nine months ended September 30, 2005 would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$20,685	$27,486
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(879,585)	(923,281)

Pro forma net loss	$(858,900)	$(895,795)

Basic and Diluted Income (Loss) per common share:
As reported	$0.01	$0.01

Pro forma	$(0.34)	$(0.35)

The fair value options granted were determined using the Black-Scholes Valuation model with the following key assumptions (a) an average discount rate of 4.8% and 3.8% for the quarters ended September 30, 2006 and 2005 and 5.2% and 3.4% for the nine months ended September 30, 2006 and 2005; (b) an average volatility factor of 88.1% and 39.8% for the quarters ended September 30, 2006 and 2005 and 71.6% and 40.4% for the nine months ended September 30, 2006 based upon the volatility of the Company’s stock price as measured daily for the three months ended September 30, 2006 and monthly for all other periods; (c) an average expected option life of 7 years for all periods; and (d) no dividend yield for all periods.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

2.	Inventories:

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$3,398,334	$2,385,118
Finished goods	1,371,218	1,115,350

	4,769,552	3,500,468
Less: Reserve for obsolescence	(236,784)	(221,286)

Net inventories	$4,532,768	$3,279,182

3.	Capital Lease Obligation with Related Party:

The Company leases its operating facility from a corporation, Max King Realty, owned by the Company’s Chairman of the Board. The lease has a fifteen-year term extending through June 15, 2012. Assets recorded under this capital lease included in property and equipment are as follows:

	September 30, 2006	December 31, 2005
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,899,950)	(1,745,900)

	$1,181,050	$1,335,100

At September 30, 2006, future minimum lease payments for the remainder of 2006 and years subsequent are as follows:

2006	$168,294
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,126,100
Less amount representing interest and executory costs	(1,773,832)

Present value of net minimum lease payments under capital lease	$2,352,268

Deposits included in other assets paid under this lease agreement totaled $59,167 at September 30, 2006.

On September 1, 2005, the Company entered into an agreement with a sub-lessee to lease approximately 30,000 square feet of warehouse space effective September 14, 2005 through September 14, 2006 for a monthly payment of $15,000 plus expenses for a pro rata portion of power and water consumption. Total sublease income was approximately $30,000 and $121,000 for the three and nine months ended September 30, 2006, respectively, and is included in other income on the statements of operations. The sub-lessee vacated the property on September 14, 2006 and this space is currently unoccupied.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of September 30, 2006, options to purchase 88,132 shares of Class A common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. As of September 30, 2006, 241,614 shares of Class A common stock were vested and exercisable under the 2003 Plan.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2006:

	Number of Shares Under Option	Weighted Average Option Price
Balance, January 1, 2006	654,932	$4.71
Options granted at market	38,550	$3.02
Options exercised	(300)	$2.10
Options cancelled	(132,184)	$6.21

Balance, September 30, 2006	560,998	$4.24

As of September 30, 2006, 329,746 options were vested and exercisable under both plans as summarized below:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
144,297	$1.81 - $3.98	$3.69	7.5 years
146,049	$4.00 -$6.00	$4.41	7.9 years
39,400	$6.05 -$9.31	$6.52	3.0 years

5.	Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. The line of credit expires on February 10, 2007. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held at lender. The line of credit had an outstanding balance of $1,252,152 and an available balance of $347,848 on September 30, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.17% at September 30, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the tangible net worth or operating losses requirements and the debt service coverage ratio for the quarter ended September 30, 2006. However the financial institution waived these covenant violations for the third quarter of 2006.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

6.	Earnings (Loss) per Share:

The following is a reconciliation of basic net earnings (loss) per share to diluted net earnings (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) (numerator for basic and diluted loss per share	$(383,287)	$20,685	$(723,719)	$27,486

Denominator:
Denominator for basic loss per share - weighted average shares	2,544,863	2,542,132	2,544,798	2,542,096

Effect of dilutive securities:
“In-the-money” shares under warrants and stock option agreements	—	875,558	—	231,404
Less: shares assumed repurchased under treasury stock method	—	(825,819)	—	(203,077)

Weighted average shares outstanding-diluted	2,544,863	2,591,871	2,544,798	2,570,423

Basic earnings (loss) per share	$(0.15)	$0.01	$(0.28)	$0.01

Diluted earnings (loss) per share	$(0.15)	$0.01	$(0.28)	$0.01

Certain employee stock options and outstanding warrants are not included in the computation of earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three and nine months ended September 30, 2006, the Company had 850,185 potentially dilutive common shares, respectively, that were not included in the calculation of diluted earnings (loss) per share. For the three and nine months ended September 30, 2005, the Company had 305,909 and 950,063 potentially dilutive common shares, respectively, that were not included in the calculation of diluted earnings per share.

7.	Contingencies:

In the ordinary course of business the Company may have various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein as supplemented by the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 and Footnote 7 to the Company’s Condensed Financial Statements contained therein.

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

On June 6, 2002, Color Kinetics filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the “Massachusetts Court”), alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the Massachusetts Court, and the two cases were informally consolidated under the Massachusetts case number. On August 22, 2005, the Massachusetts Court granted Color Kinetics’ motions for summary judgment and issued a judgment declaring, among other things, that certain products of the Company infringed certain Color Kinetics’ patents. On May 12, 2006, the Massachusetts Court granted Color Kinetics’ motion for attorneys’ fees and costs on the condition that Color Kinetics waives its claims as to damages and willful infringement of its patents. The Court ordered Color Kinetics to submit further documentation as to its estimated $1.58 million in attorneys’ fees and costs.

Super Vision International, Inc.

Notes to Condensed Financial Statements (unaudited)

7.	Contingencies (continued):

Color Kinetics filed a motion for entry of final judgment on July 26, 2006 including assessment of attorneys’ fees of approximately $1.58 million. Color Kinetics also moved on July 26, 2006 for the entry of a permanent injunction against the Company with respect to the products specifically found to be infringing, namely the Super Vision EVPL,EV-213-WS, CL Light Bar, AGS, IGP, and IGS products, and further requested a permanent injunction with respect to products as to which there has been no determination regarding infringement, namely the SaVi™ Flood Light, SaVi™ SHO Flood (Super High Output), SaVi™ Accent, SaVi™ Tube, and the SaVi™ Spot fixture, all part of the Company’s SaVi™ product line.

On November 8, 2006, the Court entered a final judgment against the Company which assessed attorneys’ fees against the Company of approximately $1.58 million, granted the motion for a permanent injunction with respect to the products specifically found by the Court to be infringing and denied the proposal by Color Kinetics to include the Company’s SaVi™ line of products as an item of enjoined behavior.

The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s final judgment. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the Court’s order. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources. In addition, if the Company is unable to manage its obligations under the final judgment, there is significant uncertainty that the Company will be able to maintain adequate liquidity or achieve long-term viability.

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met those conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. Color Kinetics filed its answer to the Texas action on June 19, 2006 denying the allegations made by Super Vision in its complaint, asserting several affirmative defenses, and asserting counterclaims seeking declaratory judgment of non-infringement, invalidity, and inequitable conduct.

On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. On September 15, 2006 the Company responded in Texas to Color Kinetic’s motion to dismiss and motion to transfer venue and is currently waiting for the judge to rule on these motions. The Company also filed a motion to transfer venue to Texas in the new Massachusetts case and a hearing on this motion has been set for November 20, 2006 in Boston. The Company believes that it will prevail in the Texas suit, which was filed first, and intends to vigorously defend itself against Color Kinetics’ new Massachusetts suit. However, there is no assurance that the Company will be successful in these legal matters and unfavorable rulings in these matters could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the Company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx)) for patent infringement and unfair competition alleging that one of the Company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Subsequently, the Company was served on July 17, 2006. Although the Company denies any patent infringement, it has entered into settlement discussions to resolve the dispute to the mutual satisfaction of both companies. In the unlikely event that these settlement discussions end without an agreement, it is not expected that the continuation of the law suit would have a material adverse effect on the Company’s financial condition, results of operation, liquidity and/or capital resources.

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company (case number CI99-9392 in the 9th Judicial Court of Orange County Florida) was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and a payment to Mr. Kingstone pursuant to the Participation Agreement between Super Vision and Mr. Kingstone, as amended, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November, 2006. Pursuant to the Participation Agreement, Mr. Kingstone is expected to receive approximately $252,000 from the proceeds of the settlement.

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

As more fully disclosed in our most recent Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2006, we restated our financial statements for the year ended December 31, 2004 and the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 to reflect the capitalization of overhead and freight-in costs on inventory items where such costs were not previously capitalized and the correction of an error in our overhead rate. The financial statements for the three and nine months ended September 30, 2005 included herein reflect this restatement.

The Company has experienced a net loss and significant negative cash flow during the nine months ended September 30, 2006, primarily from purchases and build-up of inventory of our newly developed SaVi™ products, increased selling expenses related to the launch of these new products, increases in general and administrative expenses and lower than expected sales of these new products. Negative cash flow has been funded primarily by the Company’s available cash as well as borrowings on the Company’s revolving line of credit.

Based on the impact of lower than planned revenue, negative cash flow and the operating loss in the first nine months of 2006, management has implemented a significant restructuring plan for the second half of 2006 to reduce the cash burn rate while striving to achieve profitability. In the third quarter, management implemented a targeted job reduction/consolidation plan aimed at right sizing the Company’s workforce and expenses relative to its projected revenue for 2006. This initiative reduced Super Vision’s overall head count by 19% from 59 to 48 employees. As a result of the savings from this restructuring and the benefits of a focused reduction in both manufacturing and administrative expenses in the second half of 2006, management expects to see reduced controllable operating expenses of over $200,000 during the six months ended December 31, 2006. The combined effect should be a net reduction in controllable operating expenses of over $400,000 during the six month ended December 31, 2006 as compared to actual operating expenses during the first six months of 2006.

However despite realized reductions in payroll and related benefits, reductions in key R&D expenses and reductions in marketing related expenses resulting from the restructuring, increased legal expenses in the third quarter relating to the litigation with Color Kinetics, Inc. together with increased commission expenses in the period overshadowed the realized expense reductions. However, management believes that the positive effect of this restructuring may be more visible during the remainder of the year assuming an anticipated reduction in legal expenses can be achieved. Management is also considering its options with respect to terminating the Company’s capital lease obligation, and has begun searching for an appropriate facility within the area to move the Company’s operations. If successful, management anticipates an annual reduction in the Company’s operating expenses of approximately $350,000 resulting from a smaller footprint. There can be no assurance that the Company will be successful in relocating on such terms. In addition, the board of directors has authorized management to coordinate the evaluation of strategic options for the Company to consider including, but not limited to, raising capital. There can be no assurance that any such transaction can be consummated.

Management currently expects that the Company’s investments, cash on hand, borrowings under its revolving line of credit and funds generated by operations will be adequate to meet the Company’s cash needs in the near term. However, the Company’s ability to continue as a going concern depends on its ability to generate increased revenues from the sale of its new SaVi™ product line as well as the impact of cost savings initiatives. There can be no assurance that the Company’s efforts will be sufficient to meet the Company’s expected cash needs. In addition, if the Company is unsuccessful in certain pending litigation matters, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources. See Note 7 to the Condensed Financial Statements included herein and Part II, Item 1 of this Form 10-QSB.

On November 8, 2006, the Court in Color Kinetics, Inc. v. Super Vision International, Inc. entered a final judgment against the company which assessed attorneys’ fees against the Company in the amount of approximately $1.58 million, granted a motion of permanent injunction with respect to the products specifically found by the Court to be infringing and denied a proposal by Color Kinetics to include the Company’s SaVi™ line of products as an item of enjoined behavior.

The Company’s ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully reducing its cost structure, increasing revenues and managing its obligations under this final judgment. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s final judgment. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the Court’s order. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources. In addition, if the Company is unable to manage its obligations under the final judgment, there is significant uncertainty that the Company will be able to maintain adequate liquidity or achieve long-term viability.

Three months ended September 30, 2006 vs. 2005

Results of Operations

	(Unaudited) Quarter Ended September 30,
	2006	2005	Change	% Change
Revenues	$2,803,289	$3,093,166	$(289,877)	(9)%
Cost of Sales	$1,747,309	$1,814,662	$(67,353)	(4)%

Gross Margin	$1,055,980	$1,278,504	$(222,524)	(17)%

Gross Margin %	38%	41%

Revenues and Gross Margin

Sales of Fiber Optic Lighting (“FOL”) products accounted for 42% of the Company’s revenue during the quarter ended September 30, 2006 as compared to 50% in the same period of 2005. Sales of LED products accounted for 53% and 45% of the Company’s revenue for the quarters ended September 30, 2006 and 2005, respectively. Waterfall and water feature products accounted for 5% of revenue for the quarters ended September 30, 2006 and 2005. We expect to see our overall product mix continue to shift away from fiber optic lighting products and systems to a greater percentage of LED lighting products and systems. However, we believe that sales of our fiber optic applications will remain a major revenue source for the Company, especially in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting.

Total revenues for the three months ended September 30, 2006 were approximately $2,803,000 as compared to approximately $3,093,000 for the three months ended September 30, 2005, a decrease of approximately $290,000 or 9%. Our Commercial lighting and our Pool & Spa lighting divisions each saw a 4% decrease in sales primarily driven by lower sales of fiber optic products, while International revenue saw a 25% decrease in revenue as compared to the same period in 2005. However, LED sales were up 70% or $188,000 in Commercial lighting for the quarter compared to the same period in 2005 and Pool and Spa LED sales were up $55,000 or 9% as the sales of our new SaVi™ brand lighting products continue to gain market acceptance.

Overall, revenue from fiber optic sales in the third quarter decreased by 24% or approximately $367,000 offset in part by a $99,000 or 7% increase in revenue from sales of our LED lighting systems. Fiber optic sales decreased mainly due to the timing of project releases in the Commercial market and lower demand for fiber optics in the Pool and Spa market for the quarter. International sales continued to see significantly lower revenues in both fiber optics and LED products in three major territories for the Company; the United Kingdom, the Middle East and China as the Company transitions to new distributors in these markets. This revenue decline was slightly offset by higher sales in Mexico and Europe.

Gross margin for the quarter ended September 30, 2006 was approximately $1,056,000 or 38% as compared to approximately $1,279,000 or 41% for the quarter ended September 30, 2005. The decrease in gross margin for the quarter was mainly due to the 24% decline in revenue from higher gross margin fiber optic sales compared to the same period in 2005. Additionally lower revenues for the period did not absorb our fixed cost of sales at the same rate thus resulting in a slightly lower gross margin in the third quarter of 2006.

Direct gross margin, which is revenue less material cost, was 58% for the third quarters of 2006 and 2005 despite the decrease in revenue from fiber optic products. Management continues its focus on material cost reductions especially in its LED product lines where a majority of revenue came from in the third quarter of 2006. FOL and LED sales contributed 48% and 45%, respectively, of the total direct gross margin dollars for the quarter ended September 30, 2006 compared to 57% and 35%, respectively, for the quarter ended September 30, 2005, with the difference made up by direct gross margin from the sale of waterfalls and water features.

Operating Income (Loss)

	(Unaudited) Quarter Ended September 30,
	2006	2005	Change	% Change
Gross Margin	$1,055,980	$1,278,504	$(222,524)	(17)%

Less operating expenses:
Selling, general & administrative	1,277,976	1,064,978	212,998	20%
Research & development	120,677	147,184	(26,507)	(18)%
Gain on disposal of fixed assets	—	—	—	—

Total operating expenses	1,398,653	1,212,162	186,491	15%

Operating income (loss)	$(342,673)	$66,342	$(409,015)	(617)%

Selling, general and administrative (SG&A) expenses were approximately $1,278,000 during the three months ended September 30, 2006 as compared to approximately $1,065,000 for the same period in 2005, an increase of approximately $213,000 or 20%. The net increase was principally due to a significant increase in legal fees for the quarter related to the Company’s existing litigation, increased commissions related expense and bad debt expenses. These increases in SG&A were offset in part by decreases in wages and benefits resulting from Company’s restructuring initiatives implemented during the third quarter of 2006. Management anticipates seeing continued reduction in certain SG&A related expenses as a result of the cost cutting initiatives implemented earlier in the period.

Research and development costs were approximately $121,000 during the three months ended September 30, 2006 as compared to approximately $147,000 during the same period in 2005, a decrease of $26,000 or 18%. The decrease in R&D expenses was mainly driven by the timing of the cost of direct materials and supplies for new product development initiatives in 2006. An overall increase in R&D expense is budgeted for fiscal year 2006 as compared to 2005 to support the completion of several new products that are planned for future introduction. Management believes that the Company’s success will depend, in large measure, on its new product design and development efforts.

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

            The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended September 30,
	2006	2005	Change	%
Net income (loss)	$(383,287)	$20,685	$(403,972)	(1,953)%
Plus:
Interest	109,659	91,295	18,364	20%
Depreciation	152,083	130,479	21,604	17%
Amortization	11,743	7,533	4,210	56%
Taxes	—	—	—	—

EBITDA	$(109,802)	$249,992	$(359,794)	(144)%

% of Revenues	(4)%	8%

EBITDA for the three months ended September 30, 2006 was ($110,000), as compared to EBITDA of $250,000 for the same period in 2005. The decline was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above and increased interest expense related to the Company’s line of credit facility and higher depreciation and amortization in the third quarter of 2006 compared to 2005.

Interest

Interest expense of approximately $110,000 for the quarter ended September 30, 2006, as compared to approximately $91,000 for the same period in 2005, primarily relates to the capital lease for the Company’s facility in Orlando, Florida. The increase in interest expense was primarily attributable to interest on the Company’s outstanding line of credit.

Other Income

Other income was approximately $58,000 for the three months ended September 30, 2006 compared to approximately $30,000 for the same period in 2005. The source of other income for the quarter ended June 30, 2006 was primarily proceeds from the sub-lease of our facility and royalties from several license agreements relating to our patent portfolio and intellectual property used in LED lighting acquired from High End Systems, Inc. and Jerry Laidman in 2005. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company. The source of other income for the quarter ended June 30, 2005 was primarily licensing activities. The sub-lease agreement terminated on September 14, 2006 and was not renewed.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended September 30, 2006 and 2005, respectively.

Net Loss

Net loss for the three months ended September 30, 2006 was approximately ($383,000), or ($0.15) per basic and diluted common share, as compared to net income of approximately $21,000, or $0.01 per basic and diluted common share, for the quarter ended September 30, 2005. The loss was primarily due to reduced revenues at lower gross margins and increased selling, general and administrative expenses.

Nine months ended September 30, 2006 vs. 2005

Results of Operations

	(Unaudited) Nine Months Ended September 30,
	2006	2005	Change	% Change
Revenues	$8,617,301	$9,179,673	$(562,372)	(6)%
Cost of Sales	4,969,807	5,181,428	(211,621)	(4)%

Gross Margin	$3,647,494	$3,998,245	$(350,751)	(9)%

Gross Margin %	42%	44%		—

Total revenues for the nine months ended September 30, 2006 were approximately $8,617,000 as compared to approximately $9,180,000 for the nine months ended September 30, 2005, a decrease of 6%. Year to date revenue in both the Commercial lighting and Pool and Spa lighting division is virtually flat with 2005, while sales through the International channel are down 23%, or approximately $543,000, for the nine month period, driving the overall decrease as compared to the same period in 2005. Commercial lighting sales, which were down 18% at the end of the first quarter of 2006, were behind by approximately $17,000 or 1% for the first nine months of 2006 compared to the same period in 2005. A 21% increase in the sale of LED lighting products and systems offset decreased sales in fiber optic lighting for the nine month period. Pool and spa sales were also flat for the nine months ended September 30, 2006 over the same period in 2005, with sales of new products and market share gains offsetting a softer overall market related to the downturn in residential construction in the U.S.

Gross margin for the first nine months of 2006 was 42%. Excluding the benefit of a $240,000 legal settlement in the second quarter of 2005, gross margin for the nine months ended September 30, 2005 was 41%. The slight increase in comparative gross margin for the nine months ended September 30, 2006 over the comparative period in 2005, excluding the one time legal settlement, resulted primarily from lower material costs and the capitalization of labor, overhead and freight on higher inventory balances at September 30, 2006 brought about by higher purchases during the second quarter compared to the prior period. Direct gross margin, which is revenue less material cost, increased to 59% for the nine month period, compared to 57% in the same period of 2005 as material cost reductions continue to be a major focus for the Company. FOL and LED sales contributed 50% and 44%, respectively, of the total direct gross margin dollars for the nine months ended September 30, 2006 compared to 54% and 40%, respectively, for the first nine months of 2005, with the balance of direct gross margin dollars made up by the sale of waterfalls and water features.

Operating Income (Loss)

	(Unaudited) Nine Months Ended September 30,
	2006	2005	Change	% Change
Gross Margin	$3,647,494	$3,998,245	$(350,751)	(9)%

Less operating expenses:
Selling, general & administrative	3,880,999	3,425,710	455,294	13%
Research & development	428,987	406,064	22,923	6%
Gain on disposal of fixed assets	(300)	(6,000)	(5,700)	(95)%

Total operating expenses	4,309,686	3,825,774	483,912	(13)%

Operating income (loss)	$(662,192)	$172,471	$(834,663)	(484)%

Selling, general and administrative (SG&A) expenses were approximately $3,881,000 for the nine months ended September 30, 2006 as compared to approximately $3,426,000 for the same period in 2005, an increase of approximately $455,000 or 13%. The net increase was principally due to increases in professional and legal fees mainly related to the Company’s pending litigation matters, increased sales commissions and increased payroll and benefits primarily driven by stock option related expenses pursuant to FAS-123R during the first nine months of 2006. While reducing SG&A remains a focus of management, certain expenses such as professional and legal fees related to the Company’s existing litigation can fluctuate dramatically depending on the stage of litigation. Management believes that a change in its legal representation in connection with the Color Kinetics litigation, while costly was absolutely necessary and will benefit the Company in the long run. Management also anticipates seeing reductions in certain SG&A related expenses in the future as a result of the cost cutting initiatives implemented during the third quarter of this year.

Research and development costs were approximately $429,000 for the nine months ended September 30, 2006 as compared to approximately $406,000 for the same period in 2005, an increase of approximately $23,000 or 6%. Management attributes this increase in research and development expenses to its expanded product development initiatives to compete in the ever changing market for LED and fiber optic lighting technology. The Company introduced three key new products in the first half of 2006. The SaVi™ SHO, the SaVi™ Pool Light and the SaVi™ Spa light feature state-of-the-art- high density array LED technology. A number of key new product launches relating to the pool & spa market are also scheduled for the fourth quarter of 2006. Management believes that these products will play a key roll in the future growth of the Company. Management also believes that the Company’s long-term success will depend, in large measure, on its new product design and development efforts and thus expects to see further increases in R&D expenses in the future as a result of anticipated new product development and other related R&D activities.

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

The following table reconciles the GAAP measure net income (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Nine Months Ended September 30,
	2006	2005	Change	%
Net income (loss)	$(723,719)	$27,486	$(751,205)	(2,733)%
Plus:
Interest	287,630	278,919	8,711	3%
Depreciation	440,727	385,549	55,178	14%
Amortization	37,695	28,935	8,760	30%
Taxes	—	—

EBITDA	$42,333	$720,899	$(678,556)	(94)%

% of Revenues	0%	8%

EBITDA for the nine months ended September 30, 2006 was approximately $42,000 as compared to approximately $721,000 for the nine months ended September 30, 2005. Excluding the one time benefit of a $240,000 legal settlement in the first half of 2005, EBITDA for the first nine months of 2005 was approximately $481,000, or 5% of revenue. The decline in EBITDA was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above, increased interest expense on the Company’s line of credit facility and higher depreciation and amortization in the period compared to 2005.

Interest

Interest expense of approximately $288,000 for the nine months ended September 30, 2006, as compared to approximately $279,000 for the same period in 2005, primarily relates to the capital lease for the Company’s facility in Orlando, Florida and interest on the Company’s line of credit beginning in February, 2006.

Other income

Other income was approximately 196,000 for the nine months ended September 30, 2006 compared to approximately $95,000 for the same period in 2005. Other income for the nine months ended September 30, 2006 was primarily from sub-leasing excess warehouse capacity and licensing activities compared to the same period in 2005, when other income was mostly from licensing activities. The Company entered into a number of license agreements relating to its patent portfolio and intellectual property used in LED lighting previously acquired from High End Systems, Inc. and Jerry Laidman in 2005. Management anticipates that more LED companies may license this intellectual property but this activity is not expected to have a material financial impact on the Company.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2006 and 2005.

Net Loss

The net loss for the nine months ended September 30, 2006 was approximately $724,000, or $0.28 per basic and diluted common share, as compared to net income of approximately $27,000, or $0.01 per basic and diluted common share, for the nine months ended September 30, 2005. Net income for the nine months ended September 30, 2005 included a non-recurring $240,000 legal settlement. Excluding this item, the nine months ended September 30, 2005 would have reported a net loss of approximately $213,000. Other factors with regards to the net loss in 2006 include reduced revenues and increased selling, general and administrative expenses and lower gross margins for the period.

Liquidity and Capital Resources

At September 30, 2006 the Company had working capital of approximately of $3,606,000, a decrease of approximately 16% compared to working capital of approximately $4,316,000 at December 31, 2005. During the nine months ended September 30, 2006, the Company financed its operations primarily from investments, working capital, cash on hand and borrowings under its revolving line of credit.

Management currently expects that the Company’s investments, cash on hand, borrowings under its revolving line of credit and funds generated by operations will be adequate to meet the Company’s cash needs in the near term. However, the Company’s ability to continue as a going concern depends on its ability to generate increased revenues from the sale of its new SaVi™ product line as well as the impact of cost savings initiatives. There can be no assurance that the Company efforts will be sufficient to meet the Company’s expected cash needs. In addition, if the Company is unsuccessful in certain pending litigation matters, it could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources. See Note 7 to the Condensed Financial Statements included herein and Part II, Item 1 of this Form 10-QSB.

On November 8, 2006, the court in Color Kinetics, Inc. v. Super Vision International, Inc. entered a final judgment against the Company which assessed attorneys’ fees against the Company in the amount of approximately $1.58 million, granted a motion for permanent injunction with respect to the products specifically found by the Court to be infringing and denied a proposal by Color Kinetics to include the Company’s SaViTM line of products as an item of enjoined behavior.

The Company’s ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully reducing its cost structure, increasing revenues and managing its obligations under this final judgment. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s final judgment. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the Court’s order. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources. In addition, if the Company is unable to manage its obligations under the final judgment, there is significant uncertainty that the Company will be able to maintain adequate liquidity or achieve long-term viability.

Cash Flows from Operating Activities

Selected Balance Sheet Items	(Unaudited) September 30, 2006	December 31, 2005	Change	% Change
Cash and investments	$679,160	$1,274,150	$(594,990)	(47)%
Trade accounts receivable, net	1,416,358	1,516,979	(100,621)	(7)%
Inventories, net	4,532,768	3,279,182	1,253,586	38%
Accrued compensation and benefits	154,554	261,652	(107,098)	(41)%
Accounts payable	1,618,640	1,484,921	133,719	9%

Net cash used in operations amounted to approximately $1,231,000 for the nine months ended September 30, 2006 as compared to approximately $262,000 provided by operations for the nine months ended September 30, 2005. The most significant use of cash was generated by the increase in net inventories of approximately $1,254,000 and a decrease in accrued compensation and benefits of approximately $107,000. The increase in inventory was associated with the purchase of components for newly developed SaVi™ products for architectural and pool applications. The decrease in accrued compensation and benefits was mainly related to performance-based bonuses of approximately $100,000 accrued at the end of 2005 and paid in the first quarter of 2006. These uses of cash were offset primarily by a decrease in accounts receivable of $101,000 and an increase in accounts payable of approximately $134,000. The decrease in accounts receivable was due to the Company’s collection efforts and lower revenue levels while the increase in accounts payable was due to the timing of payments to suppliers and increases in inventory.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2006 amounted to approximately $58,000 compared to approximately $229,000 for the nine-months ended September 30, 2005. During the first quarter of 2006 we sold our investments and purchased new investments through the bank from which we obtained a revolving line of credit. We then sold some of these investments, resulting in net cash proceeds from the purchase and sale of investments of approximately $397,000. Investing activities also includes costs to upgrade certain computer hardware and software, new product tooling and acquisition of other fixed assets of approximately $341,000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $1,086,000 mostly relating to net borrowings on our revolving line of credit of approximately $1,252,000. We obtained the revolving line of credit in the first quarter of 2006 with maximum borrowings of $1,200,000 and we increased the maximum borrowings to $1,600,000 effective June 30, 2006. As a condition to the increase in maximum borrowings under the revolving line of credit, our lender requires that we keep at least $500,000 of investments in accounts at the lender. Financing activities also include payments on the capital lease obligation for the Company’s facility of approximately $166,000.

Contractual Obligations

Revolving line of credit

On February 10, 2006 the Company secured a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. The line of credit expires on February 10, 2007. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held at lender. The line of credit had an outstanding balance of $1,252,152 and an available balance of $347,848 on September 30, 2006. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.17% at September 30, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the tangible net worth or operating losses requirements and the debt service coverage ratio for the quarter ended September 30, 2006. However the financial institution waived these covenant violations for the third quarter of 2006.

Related Party Capital Lease Obligations

On September 27, 1996, we entered into a lease agreement with Max King Realty, an entity controlled by Mr. Brett Kingstone, our Chairman of the Board, for approximately 70,000 square feet of warehouse and office space. We began occupying this facility in August 1997. The lease term expires in June 2012. Rental payments for each of the nine months ended September 30, 2006 and 2005 amounted to approximately $505,000 and $492,000, respectively. The lease agreement was approved by all of the disinterested directors of Super Vision, with Mr. Kingstone abstaining from the vote. At the time we entered into the lease agreement, based on then current economic conditions, the real estate market, and our prospects, we believed that the transaction was on terms, when taken as a whole, no less favorable to Super Vision than could generally be obtained from unaffiliated third parties.

Future minimum annual lease payments for the remainder of 2006 and years subsequent thereto in the aggregate are as follows:

2006	$168,294
2007	692,811
2008	706,836
2009	727,451
2010	742,176
Thereafter	1,088,532

Minimum lease payments	4,126,100
Less amount representing interest and executory costs	(1,773,832)

Present value of net minimum lease payments under capital lease	$2,352,268

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

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company in Related Litigation was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and an expected payment to Mr. Kingstone pursuant to the Participation Agreement of approximately $252,000, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November, 2006.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts with respect to our operations. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable and provision for inventory obsolescence. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within six months of purchase based on usage for the last six months. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at September 30, 2006 and December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

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

PART II

Item 1. Legal Proceedings

In the ordinary course of business the Company may have various pending legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Except as stated below, there has been no material developments in the Company’s pending legal proceedings from the descriptions contained in Part I, Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and Footnote 11 to the Company’s Financial Statements contained therein as supplemented by the description contained in Part II, Item 1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 and Footnote 7 to the Company’s Condensed Financial Statements contained therein.

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

On June 6, 2002, Color Kinetics filed a patent infringement suit against the Company in the United States District Court for the District of Massachusetts (the “Massachusetts Court”), alleging that certain Company products infringe certain of Color Kinetics’ patents for LED lighting systems (case number 02-cv-11137-MEL). The court in Florida transferred the Florida case to the Massachusetts Court, and the two cases were informally consolidated under the Massachusetts case number. On August 22, 2005, the Massachusetts Court granted Color Kinetics’ motions for summary judgment and issued a judgment declaring, among other things, that certain products of the Company infringed certain Color Kinetics’ patents. On May 12, 2006, the Massachusetts Court granted Color Kinetics’ motion for attorneys’ fees and costs on the condition that Color Kinetics waives its claims as to damages and willful infringement of its patents. The Court ordered Color Kinetics to submit further documentation as to its estimated $1.58 million in attorneys’ fees and costs.

Color Kinetics filed a motion for entry of final judgment on July 26, 2006 including assessment of attorneys’ fees of approximately $1.58 million. Color Kinetics also moved on July 26, 2006 for the entry of a permanent injunction against the Company with respect to the products specifically found to be infringing, namely the Super Vision EVPL,EV-213-WS, CL Light Bar, AGS, IGP, and IGS products, and further requested a permanent injunction with respect to products as to which there has been no determination regarding infringement, namely the SaVi™ Flood Light, SaVi™ SHO Flood (Super High Output), SaVi™ Accent, SaVi™ Tube, and the SaVi™ Spot fixture, all part of the Company’s SaVi™ product line.

On November 8, 2006, the Court entered a final judgment against the Company which assessed attorneys’ fees against the Company of approximately $1.58 million, granted the motion for a permanent injunction with respect to the products specifically found by the Court to be infringing and denied the proposal by Color Kinetics to include the Company’s SaVi™ line of products as an item of enjoined behavior.

The Company’s ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully reducing its cost structure, increasing revenues and managing its obligations under this final judgment. The Company continues to assert that its patents are valid and that its products do not infringe Color Kinetic’s patents, and intends to appeal the Court’s final judgment. As a result, the Company has not recorded a liability or established a loss reserve on its books in connection with the Court’s order. However, if the Company is unsuccessful with its appeal, there could be a material adverse effect on the Company’s financial condition, business prospects, results of operations, liquidity and/or capital resources. In addition, if the Company is unable to manage its obligations under the final judgment, there is significant uncertainty that the Company will be able to maintain adequate liquidity or achieve long-term viability.

On March 5, 2004, the Company filed a law suit in Federal District Court in Orlando, Florida (case number 6:04-CV-313-ORL-18-JGG) seeking past due royalties and damages in excess of $10.5 million against Color Kinetics for alleged past and current infringement violations of U.S. Patent #4,962,687 on “Variable Color Lighting System.” In late 2004, this case was transferred to the Massachusetts District Court in Boston (case number 04-12631-RCL). In September 2005, the court granted Color Kinetics’ motion to dismiss Super Vision’s patent infringement claims against Color Kinetics based on a ruling that Super Vision did not have standing to sue for infringement. The dismissal allowed Super Vision to file the infringement case against Color Kinetics again, under certain conditions. The Company believes it has met those conditions and clarified its agreement with High End Systems in December 2005. On April 7, 2006, Super Vision filed a new law suit for the same claims of alleged past and current infringement in the United States District Court for the Eastern District of Texas. Color Kinetics filed its answer to the Texas action on June 19, 2006 denying the allegations made by Super Vision in its complaint, asserting several affirmative defenses, and asserting counterclaims seeking declaratory judgment of non-infringement, invalidity, and inequitable conduct.

On April 10, 2006, Color Kinetics filed a new lawsuit in the Massachusetts District Court in Boston (case number:1:06-CV-10641-RCL) asking for a declaratory judgment that Super Vision’s patent #4,962,687 is invalid, unenforceable and the claims of the patent are not infringed by Color Kinetics. On September 15, 2006 the Company responded in Texas to Color Kinetic’s motion to dismiss and motion to transfer venue and is currently waiting for the judge to rule on these motions. The Company also filed a motion to transfer venue to Texas in the new Massachusetts case and a hearing on this motion has been set for November 20, 2006 in Boston. The Company believes that it will prevail in the Texas suit, which was filed first, and intends to vigorously defend itself against Color Kinetics’ new Massachusetts suit. However, there is no assurance that the Company will be successful in these legal matters and unfavorable rulings in these matters could have a material adverse effect on our financial condition, results of operations, liquidity and/or capital resources.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the Company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx)) for patent infringement and unfair competition alleging that one of the Company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Subsequently, the Company was served on July 17, 2006. Although the Company denies any patent infringement, it has entered into settlement discussions to resolve the dispute to the mutual satisfaction of both companies. In the unlikely event that these settlement discussions end without an agreement, it is not expected that the continuation of the law suit would have a material adverse effect on the Company’s financial condition, results of operation, liquidity and/or capital resources.

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company (case number CI99-9392 in the 9th Judicial Court of Orange County Florida) was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and a payment to Mr. Kingstone pursuant to the Participation Agreement between Super Vision and Mr. Kingstone, as amended, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November, 2006. Pursuant to the Participation Agreement, Mr. Kingstone is expected to receive approximately $252,000 from the proceeds of the settlement.

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

SUPER VISION INTERNATIONAL, INC.

By:	/s/ Michael A. Bauer	Date: November 14, 2006
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Danilo Regalado	Date: November 14, 2006
Danilo Regalado, Chief Financial Officer
(Principal Financial and Accounting Officer)