Form 10KSB
period 2006-12-31
SUPER VISION INTERNATIONAL INC
filed 2007-04-03
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NO. 0-23590

SUPER VISION INTERNATIONAL, INC.

(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

DELAWARE	59-3046866
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400-200 SOUTHRIDGE PARK COURT, ORLANDO, FLORIDA 32819

(Address of Principal Executive Offices) (Zip Code)

(407) 857-9900

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

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

The issuer’s revenues for its most recent fiscal year were: $11,001,011.

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant computed by reference to the last sale price at which the stock was sold on March 28, 2007 was $9,386,644.

As of March 28, 2007, there were issued and outstanding: 6,701,556 shares of Class A Common Stock, $.001 par value.

Transitional Small Business Disclosure form (check one):

Yes ☐    No ☒

Documents Incorporated by Reference:

Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB. The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-KSB are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

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

GENERAL

On March 1, 2007, Super Vision International, Inc. announced that it was changing its name to Nexxus Lighting, Inc. effective in April 2007. The name change symbolizes a significant shift in the strategic direction and market focus of the company. This significant shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls as a replacement for conventional incandescent lighting systems for general lighting applications. The Company will focus its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications.

The Company derives its revenues primarily from sales of Savi® brand LED lighting systems and controls including its Digital Lighting System™ (DLS), FlexLED™ and BorderLight™ lighting products, power supplies and control systems. The Company also derives a significant percentage of its revenues from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays. The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features under the Oasis™ water features brand. The Company markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. Effective April 1, 2007, the Company’s executive offices were relocated to its new manufacturing facility at 9400-200 Southridge Park

Court, Orlando, FL 32819. The Company’s telephone number is (407) 857-9900. References in this report to “Super Vision,” “Nexxus Lighting,” the “Company,” “we,” “us,” and “our” refer to Super Vision International, Inc., a Delaware corporation.

PRODUCTS AND SERVICES

LED LIGHTING SYSTEMS

During 2001, the Company introduced its first line of lighting products using Light-Emitting-Diode (LED) technology for signs, lighting strips, swimming pools and spas and architectural lighting. We believe that LED technology has many benefits over conventional incandescent, halogen and fluorescent light sources, including much longer life and lower energy consumption. The energy efficient nature of LED technology makes it a “green” or environmentally friendly light source, and the compact size of LED’s has created new possibilities in lighting fixture design. Our Flex-LED™ and BorderLight™ products were designed to reduce sign and display lighting costs through lower energy consumption and lower maintenance and service costs. LED’s are solid-state semiconductors and, due to their robust design, LED lighting products can last up to 100,000 hours or twelve years of continuous operation vs. only 1000-2000 hours for incandescent and halogen light sources. LED’s typically consume only 25-40% of the energy to produce the same amount of usable light with less heat as compared to incandescent and halogen light sources. The Company’s FlexLED™ strip and BorderLight™ products are low voltage and are available in a variety of monochromatic colors and are up to 70% more energy efficient than incandescent or neon. These products are relatively easy to install, not requiring any special training or skills.

In addition to its sign lighting products, in 2002, Super Vision introduced a new line of RGB (Red, Blue, and Green) color changing LED replacement light bulbs for the pool and spa markets. The Galaxy Pool Light and AGS products provide a range of colors and preprogrammed effects which can be triggered by the flip of a light switch. In 2004, we expanded our LED product line to include a new modular Digital Lighting System (DLS) to service the portable above ground spa market. We have applied for a patent on this new technology and have added several additional products to enhance the DLS product line including an LED lit waterfall and an audio system interface. In the 4th quarter of 2006, we introduced a new and improved version of the system called DLS-2 and we continue to explore expanded applications for the product platform.

Savi® – ARCHITECTURAL LED LIGHTING

In mid-2004, we began the strategic development of a new line of dramatic color changing, energy efficient LED lighting products targeted at the commercial/architectural lighting market. Introduced in the 2nd quarter of 2005, the Savi® Flood, Savi® Spot, Savi® Tube, Savi® Accent, Savi® Step Light, Savi® Flood Strip, and Savi® 512 DMX control system were the first products offered as part of our new Savi® brand. Sales of our new Savi® products generated approximately $1,158,000 of revenue in 2006 compared to approximately $593,000 in 2005. In March 2006, we began production on the new Savi™ SHO (Super High Output) light at our facility in Orlando, Florida. The Savi® SHO is a new 90-watt super high output RGB LED flood light that is based on state-of-the-art high density array LED technology. We believe the Savi® SHO is optically superior to other competitive LED products in the market. In the summer of 2006, we added new Savi® Pool and Spa lighting products that also feature this new high-density array technology, and in the 1st Quarter of 2007 we introduced the Savi® Note to provide a new patented “niche-less” LED lighting solution for the pool and spa lighting market.

In addition to our expanded line of LED lighting fixtures, in January 2007 we introduced a new comprehensive line of LED light bulbs to replace conventional incandescent and halogen light bulbs in commercial “white light” applications. The new Savi® LED line of light bulbs feature, MR16, R16, R20, R25 and R30 designs in addition to several globe and accent light bulbs that last up to 50,000 hours and consume 75% less energy than incandescent bulbs. Unlike compact fluorescent lamps, the Savi® LED line of bulbs contain no mercury and create no disposal hazard.

In 2006, we also invested in the design, development and tooling of several additional LED products that we expect to introduce in 2007. Under the new Nexxus Lighting vision of “connecting advanced technology with light,” we plan to expand our product development efforts for general “white light” LED applications. As the technology continues to improve, we expect to be able to provide cost effective lighting solutions that save energy and meet commercial specification grade requirements. The Company owns or has been issued three U.S. Patents related to its LED technology and has six (6) patent applications pending, with additional applications planned for 2007.

Revenue from sales of LED lighting systems and control products accounted for approximately 50% of our sales in 2006 as compared to approximately 49% in 2005. Sales of fiber optic lighting systems accounted for approximately 45% of the Company’s revenue in 2006 as compared to approximately 47% in 2005. The balance of our revenue came from sales of our Oasis™ waterfall and water feature line of products. We believe that our LED product lines are still in their growth mode and offer significant revenue potential for both the commercial/architectural and pool and spa lighting markets.

SIDE-GLOW® AND END GLOW® CABLES

Our SIDE-GLOW® fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with a halogen, metal–halide or Light Emitting Diode (LED) light source emits light along its entire length. We market SIDE-GLOW® cable as an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. The SIDE-GLOW® fiber optic lighting cable is flexible and easy to install and is not prone to the breakage associated with glass neon tubes. The SIDE-GLOW® fiber optic lighting cable is energy efficient, providing significant savings in electrical costs. In addition, unlike neon, which remains a constant color, the use of certain light sources allows the fiber optic cable to change colors. While, in general, fiber optic lighting products cannot achieve neon’s level of brightness and are generally more costly to purchase and install, we believe the benefits of SIDE-GLOW® cable outweigh these factors for certain segments of the current neon market. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

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

LIGHT SOURCES

Super Vision manufactures a variety of light sources used in conjunction with its SIDE-GLOW® and END GLOW® fiber optic cables and lighting accessories to create complete lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. We currently manufacture numerous standard light sources for the following: endpoint fiber optic applications and certain SIDE-GLOW® applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. We also manufacture a wide variety of custom light sources for specific market applications based on customer lighting needs.

We utilize several control systems with our light sources to allow for customization of lighting systems. All of the Company’s light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using industry standard DMX control systems to create special lighting effects.

SIDE-GLOW® and END GLOW® cable products and their required light sources represented approximately 45% of our total revenue in 2006 compared to 47% in the prior year. We expect that revenue from our fiber optic and light source product lines will continue to decrease as a percentage of sales as revenue from our new LED product lines continues to increase at a faster pace. We believe that maintaining a competitively priced and commercially superior line of fiber optic cable and light sources is critical to maintaining market share in currently served markets and vital to penetrating new markets around the world.

WATERFALLS

The company designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its Oasis™ brand. During 2006 revenue from the sale of Oasis™ waterfall and water feature products accounted for approximately 5% of the Company’s total revenue as compared to 4% in 2005.

SALES AND MARKETING

The Company’s products are utilized in a wide variety of applications; consequently, we utilize several unique marketing channels and strategies to address targeted users.

COMMERCIAL (Architectural and Sign Lighting):

We currently market and distribute our LED and fiber optic lighting products and systems through a network of approximately 80 individual lighting agencies covering the United States and Canada. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from Super Vision. The independent lighting agencies are paid on a commission basis. We also sell our FlexLED™ and BorderLight™ products directly to local sign lighting manufacturers and distributors as well as select national accounts.

POOLS AND SPAS

We market and sell our lighting products in the swimming pool and spa market to pool and spa distributors and pool builders through a network of independent manufacturer’s representatives. We believe this distribution channel allows us to better serve our customers as well as offer new services such as the bundling of product and installation. In 2006, we focused our efforts on expanding the breadth of products offered to the pool and spa market and developed new marketing tools to drive sales in 2007. With the introduction of the Savi® pool and spa lighting products and our new Savi® Note product line, we believe that this market segment represents a unique and significant growth opportunity and is an excellent fit with our technology and intellectual property platform.

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

MANUFACTURING AND SUPPLIERS

All fiber optic strands used in our endpoint signs and displays, as well as in the production of our SIDE-GLOW® and END GLOW® cables, are purchased from a key Japanese supplier. Purchases from this Japanese supplier represented approximately 9% and 15% of total inventory purchases for the years ended December 31, 2006 and 2005, respectively. While we believe there are alternative sources for the fiber optic strands used in the production of our endpoint signs and displays, we believe our SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than is generally available elsewhere. The loss of this supplier or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found.

All LED’s used in the manufacture of our LED lighting products and systems are purchased from various companies in Asia and in the US. Approximately 86% of all purchases related to LED lighting products and systems were purchased from six suppliers in the year ended December 31, 2006 compared to approximately 80% of all purchases related to LED lighting products and systems purchased from three suppliers in the year ended December 31, 2005. The loss of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as alternative suppliers could be identified.

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

Several of our LED and fiber optic lighting systems and products are produced by overseas contract manufacturers in an effort to reduce production costs. Total purchases from contract manufacturers based in China and Taiwan were approximately 50% and 37% of total inventory purchases for the years ended December 31, 2006 and 2005, respectively. While we believe alternative sources for the production of these products are available, we have selected certain suppliers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. The Company depends on these suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as new alternative suppliers could be found.

Effective April 1, 2007 the Company relocated its Orlando, FL manufacturing operations to a new, approximately 34,000 sq. ft., facility located at 9400 Southridge Park Court, Suite 200, Orlando, FL 32819. Moving to the new facility allowed the Company to reduce its monthly rent payment by over $30,000 and to reconfigure the manufacturing and distribution space for optimum material flow and productivity.

RESEARCH AND PRODUCT DEVELOPMENT

The Company constantly strives to enhance our existing products. We also plan to develop additional products and identify new markets and distribution channels. We believe that our ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications is critical to our growth. We believe that our responsiveness to the market is an important differentiating factor for the company and we plan to continue to provide rapid response to market trends. The Company has expanded its strategic alliances to offer sourced OEM products designed to exact specifications to increase the rate of product introduction and provide a broader product platform for selling our products. The increasing market for LED lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, we plan to continue to explore joint product development activities with our marketing partners to maintain our competitive advantage and defend our market position. In addition, the Company plans to explore potential acquisitions that could expand our product and technology platform as it relates to advanced lighting systems. We currently have no commitments or agreements to make any acquisitions.

During 2006, we spent approximately $538,000 on engineering and product development activities, as compared to approximately $552,000 in 2005. We feel our future success will depend, in large part, on our ability to develop new products, expand the applications for our LED and fiber optic lighting technologies and continue to improve and enhance our existing products.

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

COMPETITION

The Company currently faces competition from both traditional lighting technologies such as incandescent, neon and florescent lighting and from competitors specifically engaged in providing LED and fiber optic lighting products and systems. There can be no assurance that other large conventional lighting companies will not enter the market and utilize their resources to capture significant market share and adversely affect the Company’s operating results.

Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our LED and fiber optic products. We believe that educating our target market through our sales representatives and distributors on the advantages of LED and fiber optic lighting systems is critical to our future growth.

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

Our sign lighting LED products compete favorably with traditional neon lighting for signs on the basis of energy consumption and price for small to medium channel letters and back lighting. For large signs and channel letters, our FlexMOD™ LED lighting systems compete effectively on the basis of energy savings, lamp life and durability. In applications calling for maximum brightness and competitive cost, the Company’s products may not be able to compete effectively with traditional lighting products. In addition, the LED sign lighting market is becoming saturated with competitors that are driving the LED sign lighting products to a low price commodity. As a result, cost reduction efforts in addition to developing new, brighter, higher quality LED sign lighting products is required to stay competitively positioned in the market.

We face competition from an expanding number of companies directly involved in the field of LED lighting for commercial/architectural and pool and spa lighting. These companies utilize technologies similar to ours and compete generally on the basis of product line breadth, price, quality and service. We believe we can compete favorably in markets where these factors are the central issue, however, increased pressure from new low cost manufacturers in China continues to put pressure on gross margin levels in the sign lighting and OEM spa business. There can be no assurance that current competitors or a new competitor will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode our market share.

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

Including the patents identified above, we currently hold twenty patents related to our fiber optic and LED lighting intellectual property. In addition, we have ten patent applications currently filed with the U.S. Patent and Trademark Office.

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

We have a registered trademark for the “Savi,” “Super Vision,” and “Symphony of Light” names. Additionally, we have obtained registered trademarks on the brand names SIDE-GLOW® and END GLOW® related to our fiber optic cables, and European community trademark applications have been filed as well. We have also submitted applications to register the trademark Nexxus Lighting™, FlexLED™ and Savi LED™. We believe that these trademarks help in our efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

At March 31, 2007, Super Vision had 50 full-time employees, including 3 in research and development, 14 in sales, marketing and customer service, 10 in finance and administration and 23 in production and quality control. None of our employees are currently covered by a collective bargaining agreement and we consider our employee relations to be good. We also utilize temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.	Description of Property.

On November 30, 2006, we entered into a new five-year operating lease agreement with EastGroup Properties, L.P. Effective April 1, 2007, the Company relocated its Orlando, Florida manufacturing operations to approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida for its Orlando operations facility. The lease is triple net with scheduled annual rent increases. Base rent under the lease commenced on April 1, 2007, with monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576.

In connection with executing the lease for the Company’s new facility, on November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s existing facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party.

In connection with accommodating the Company’s request for early termination of the lease of its existing facility, Max King Realty incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the amount of the prepayment penalty by delivery of an unsecured promissory note in the amount of $332,846. The promissory note was paid in full in January 2007.

On November 30, 2006, the Company entered into a four month operating lease with FLIR Systems, Inc., the new owner of the property previously leased from Max King Realty. The lease was for the use of 40,000 square feet of manufacturing and distribution space at a gross monthly amount of $29,820 through March 31, 2007. A security deposit has been paid in the amount of $28,000 and is expected to be returned upon inspection of the property.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company will lease approximately 2,100 square feet of class A office space at a gross rental rate of $3,399.50 per month, including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of $3,399.50.

Item 3.	Legal Proceedings.

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and a payment to Brett M. Kingstone, the Company’s chairman of the board, pursuant to the Participation Agreement between Super Vision and Mr. Kingstone, as amended, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November 2006. Pursuant to the Participation Agreement, Mr. Kingstone received approximately $252,000 from the proceeds of the settlement.

On December 6, 2006, the Company announced that it has entered into a Settlement and License Agreement (the “Agreement”) with Color Kinetics Incorporated (“Color Kinetics”) dated as of December 4, 2006 ending all pending litigation between the two companies. Under the terms of the Agreement:

•

Super Vision agreed to pay Color Kinetics $825,000 as settlement for all claims that the parties may have against each other to include all patent infringement damages and legal costs and fees that arose prior to the execution of the Agreement and the amount awarded to Color Kinetics in the final judgment issued by the U.S. District Court for the District of Massachusetts (the “Final Judgment”). The Company delivered to Color Kinetics a promissory note in the amount of $825,000 payable to Color Kinetics. The promissory note is due and payable in full by December 25, 2007, and is payable in equal twelve month installments of $68,750 beginning January 25, 2007.

•

Super Vision agreed to drop its pending claim of infringement against Color Kinetics with respect to U.S. patent #4,962,687, known as the ‘687 patent, in the U.S. District Court for the Eastern District of Texas.

•	Color Kinetics agreed to drop its declaratory judgment claim of non-infringement of the ‘687 patent filed in the U.S. District Court for the District of Massachusetts.

•

Color Kinetics granted the Company a royalty bearing license to its worldwide patent portfolio, allowing the Company to continue the manufacture and sale of its LED-based lighting products, including the Savi™ line.

•	Super Vision granted Color Kinetics a royalty free license to the ‘687 patent.

•

Super Vision waived its rights to appeal the Final Judgment granted to Color Kinetics by the U.S. District Court of Massachusetts on November 8, 2006. In its ruling, the Court permanently enjoined Super Vision from manufacturing or selling in the United States any of the Super Vision products that were held to infringe Color Kinetics’ patents, and all other Super Vision products which are merely colorable variations of the litigated products. By granting a license, Color Kinetics is allowing Super Vision to continue the sale of all enjoined products.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the Company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx)) for patent infringement and unfair competition alleging that one of the Company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Although the Company denied any patent infringement, on February 1, 2007 the Company and B&S Plastics

entered into a settlement agreement whereby the Company agreed to modify the design and installation/instruction sheets of its waterfall product and B&S Plastics agreed to allow the Company to sell off up to 10,000 of the current product design held in inventory.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) The Company’s Class A Common Stock, par value of $.001 per share, trades on the NASDAQ Capital Market under the symbol SUPVA. The following table sets forth the high and low closing prices of the Class A Common Stock for the fiscal years ended December 31, 2006 and 2005 as reported by NASDAQ.

	2006		2005
	High	Low	High	Low
First Quarter	3.60	3.14	4.50	3.51
Second Quarter	3.40	2.41	4.65	3.10
Third Quarter	2.46	2.20	6.25	3.63
Fourth Quarter	3.32	2.05	5.20	3.32

(b) The number of holders of record of the Company’s Class A Common Stock on March 30, 2007 was 66. This number does not include beneficial owners of our Class A Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) The Company has never paid a cash dividend on its Common Stock (either Class A or Class B) and intends to continue to follow a policy of retaining earnings to finance future growth. Accordingly, the Company does not anticipate the payment of cash dividends to holders of Common Stock in the foreseeable future.

(d) On December 7, 2006, we closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223.00 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000. Each unit consisted of 100 shares of Class A common stock, a warrant to purchase 60 shares of Class A common stock exercisable at $2.23 per share, expiring five years from the date of issuance, and a second warrant to purchase 15 shares of Class A common stock exercisable at $3.00 per share, expiring five years from the date of issuance. The securities were sold solely to accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act and Rule 506 promulgated by the United States Securities and Exchange Commission under the Securities Act.

(e) Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each one share of Class B Common Stock exchanged. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”), an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which is entitled to five votes per share and the Class A Common Stock, which is entitled to one vote per share. The Exchange was effected in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act.

(f) For information regarding securities authorized for issuance under equity compensation plans, see Item 11 of this Annual Report on Form 10-KSB.

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

Overview

On March 1, 2007, Super Vision International, Inc. announced that it was changing its name to Nexxus Lighting, Inc. effective in April 2007. The name change symbolizes a significant shift in the strategic direction and market focus of the Company. The shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls as a replacement for conventional incandescent lighting systems for general lighting applications. The Company will focus its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications.

The Company derives its revenues primarily from sales of Savi® brand LED lighting systems and controls including its Digital Lighting System™ (DLS), FlexLED™ and BorderLight™ lighting products, power supplies and control systems. The Company also derives a significant percentage of its revenues from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays. The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features under the Oasis™ water features brand. The Company markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

The twelve months ended December 31, 2006 was a transformational year for the Company. Commencing in January 2006, new management began a process of change that ultimately brought about the restructuring and right-sizing of the Company, the termination of the Company’s long-term capital lease obligation and move to a more cost effective facility, the resolution of all outstanding legal proceedings and, finally in December 2006, the closing of a $9 million private placement of equity to strengthen the Company’s balance sheet and enable management to execute the Company’s new Nexxus Lighting strategy. Management believes that these long-term strategic actions have positioned the Company well for the future. However, although positive, the number and timing of these one-time events had a significant adverse financial impact on the Company in the 4th quarter of 2006, and had a material negative impact on the year over year variances between 2006 and 2005.

Revenue from LED lighting systems and control products accounted for approximately 50% of our sales in 2006 as compared to approximately 49% in 2005. Sales of fiber optic lighting systems accounted for approximately 45% of the Company’s revenue in 2006 as compared to approximately 47% in 2005. The balance of our sales came from our Oasis™ waterfall and water feature line of products. We believe that our LED product lines are still in their growth mode and offer significant revenue potential for both the commercial/architectural and pool and spa lighting markets.

Revenue from our commercial lighting division led the Company in 2006 with sales of LED products increasing 24% and overall sales increasing 2% over 2005. The LED sales increase was partially offset by a 9% decline in the sale of fiber optic products in our commercial lighting division. Sales of our new Savi® products generated approximately $1,158,000 of revenue in 2006 compared to $593,000 in 2005.

Despite the positive trend in commercial lighting and exciting new product introductions, the impact of ongoing litigation prior to settlement, the decrease in international sales resulting from changes in distribution, and the impact of reduced purchases by pool distributors and builders as a result of the slow-down in the residential housing market resulted in a 8% decrease in sales from $12 million in 2005 to $11.0 million in 2006.

While we remain optimistic that the fiber optic market will continue to be a major part of our business, we believe that the LED lighting market will drive our growth in the future. Fiber optic lighting sales decreased 11% in 2006, driven by an 18% decline in fiber optic sales in our international market. However, we are planning on introducing new LED light sources that drive light into fiber in 2007, which are expected to serve as a platform for new products and applications for fiber as an advanced lighting system. In 2006, we succeeded in improving our overall direct gross margins on LED products from 47% in 2005 to 50%, which was a critical factor in improving our direct gross margin (revenue less the cost of direct material only) for the year. Historically, our direct gross margins from fiber optic products have been higher than gross margins from LED lighting systems. However, we anticipate an increase in gross margins from LED products as we gain traction in the higher gross margin commercial market with our Savi™ line.

During 2006, we also invested in new product tooling on a number of our new Savi™ products and we introduced six major new products. We believe these new product investments are essential to repositioning the Company to capitalize on the growth potential of the high brightness “white light” LED lighting systems market, and enabling the Company to emerge as one of the leaders in this market going forward.

With the resolution of all pending legal proceedings in 2006, the major product launches of the new Savi® Pool & Spa Light and Savi® Note, the introduction of the new pool and spa catalog in November 2006, and the launch of our new Savi® LED light bulb line in January 2007, management is optimistic that the Company can begin to grow under the new Nexxus Lighting strategy.

We also continue to focus on key indicators in order to measure our performance. In the short-term, (1-3 years), management is working towards obtaining and maintaining positive trends in the following areas:

•	Revenue growth

•	Profitability

•	Operating cash flow

•	Gross margin in dollars and percentage of gross sales

•	Product and market mix

•	Operating expense ratios

•	Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

•	Liquidity

•	Key balance sheet ratios (Accounts Receivable turnover,(AR)/Accounts Payable (AP)/,Inventory turnover and working capital)

•	Shareholder Value

In the long term (over 3 years), we are striving to generate consistent and predictable net sales growth while incrementally enhancing cash flow from operations.

Significant Events – Fourth Quarter 2006

Resolution of Certain Legal Proceedings

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and a payment to Brett M. Kingstone, the Company’s chairman of the board, pursuant to the Participation Agreement between Super Vision and Mr. Kingstone, as amended, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November 2006. Pursuant to the Participation Agreement, Mr. Kingstone received approximately $252,000 from the proceeds of the settlement. The settlement was recorded as a reduction of legal expenses in the fourth quarter of 2006.

On December 6, 2006, the Company announced that it has entered into a Settlement and License Agreement with Color Kinetics Incorporated dated as of December 4, 2006 ending all pending litigation between the two companies. Under the terms of the Settlement Agreement, Super Vision agreed to pay Color Kinetics $825,000 as settlement for all claims that the parties may have against each other to include all patent infringement damages and legal costs and fees that arose prior to the execution of the Settlement Agreement and the amount awarded to Color Kinetics in the Final Judgment issued by the U.S. District Court for the District of Massachusetts. The Company delivered to Color Kinetics a promissory note in the amount of $825,000 payable to Color Kinetics. The promissory note is due and payable in full by December 25, 2007, and is payable in equal twelve month installments of $68,750 beginning January 25, 2007.

The Company incurred costs and additional legal fees in a wrongful termination suit after the appellate court reversed the lower court’s decision. The Company was required to pay $18,000 to the plaintiff in the final judgment, which was paid as of December 31, 2006. In addition, under a stipulation on motion for attorney’s fees, the Company agreed to pay an additional $80,000 under a payment plan with the last payment due July 2007.

Super Vision was paid $30,000 as of December 31, 2006 in exchange for a satisfaction of judgment for amounts personally and directly owed by a defendant in an unrelated legal proceeding. This settlement was recorded as a reduction of legal expenses in the fourth quarter of 2006.

Capital Lease Termination and Impairment of Fixed Assets / Early Termination Penalty to Max King Realty

On November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s existing facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party.

In connection with accommodating the Company’s request for early termination of the lease of its existing facility, Max King Realty incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the amount of the prepayment penalty by delivery of an unsecured promissory note in the amount of $332,846. The promissory note was paid in full in January 2007.

Assets recorded under this capital lease included in property and equipment were as follows:

	November 30, 2006	December 31, 2005
Office/Warehouse building	$3,081,000	$3,081,000
Less accumulated amortization	(1,848,600)	(1,745,900)

	$1,232,400	$1,335,100

Upon executing the lease termination agreement, the balance of the capital lease obligation of $2,312,900, less the promissory note payable to Max King Realty of $332,800 and the net book value of the related office/warehouse building of approximately $1,232,400 resulted in a gain on termination of capital lease of approximately $747,700. This gain was offset in part by an impairment loss of $241,300 for leasehold improvements made to the facility resulting in a net gain of $506,400 which is reflected in the accompanying statement of operations as gain on termination of capital lease, net of impairment. Deposits paid under the lease agreement previously included in other assets, was returned to the Company in the amount of $50,000 as of December 31, 2006.

Private Placement

On December 7, 2006, we closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223.00 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the “Private Placement”). Each unit consisted of 100 shares of Class A common stock, a warrant to purchase 60 shares of Class A common stock exercisable at $2.23 per share, expiring five years from the date of issuance, and a second warrant to purchase 15 shares of Class A common stock exercisable at $3.00 per share, expiring five years from the date of issuance. The securities were sold solely to accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the securities pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) within 60 days of the closing and use commercially reasonable efforts to obtain effectiveness of the registration statement within 120 days of the closing. A registration statement covering the resale of shares of Class A common stock sold in the Private Placement and the shares of Class A common stock underlying the warrants sold in the Private Placement was filed with the SEC within 60 days of the closing. The Company’s failure to abide by the effectiveness covenant will result in the Company’s obligation to pay liquidated damages in the form of cash or shares of Class A common stock at the rate of one percent of the subscription amount of each purchaser for each failure continuing more than 30 days (and for each 30-day period thereafter up to 18 months).

Revenues & Gross Margin

	Year Ended December 31,
	2006	2005	Change	%
Revenues	$11,001,011	$11,983,223	$(982,212)	(8%)
Cost of sales	7,064,461	7,110,595	(46,134)	(1%)

Gross margin	$3,936,550	$4,872,628	(936,078)	(19%)

Gross margin %	36%	41%

Revenues for 2006 decreased 8% to approximately $11,001,000 as compared to approximately $11,983,000 during the preceding year. Commercial lighting sales increased 2%, or $71,000, driven by a 24%, or $309,000, increase in LED lighting systems sales offset in part by a 9%, or $235,000, decrease in fiber optic sales and a $4,000 decrease in sales of waterfall products. The Company continued to show improvement as sales were more evenly distributed across all of its manufacturer’s representatives in the commercial lighting market, reducing its dependence on some historically large one-time projects. Pool and spa sales decreased by 7%, or $377,500 in 2006 as compared to 2005, with both LED and fiber optic sales declining equally on a percentage basis due to slower than expected 4th quarter early buy purchases than historically received as a result of the slow down in residential pool construction. International sales decreased 22%, or $675,000, in 2006 as compared to 2005, with LED and fiber optic sales down 25% and 18%, respectively. The decline in international sales was primarily driven by lower sales in the UK, Middle East, Russia and Asia as a result of distribution changes and intense pricing pressure for LED sign lighting in the international market. These decreases were partially offset by increased sales in Mexico, New Zealand and South America.

Gross margins in 2006 decreased to 36% from 41% in 2005. The $936,000 reduction in gross margin was mainly attributable to lower revenue in the current year combined with increased variable cost of sales of approximately $42,000. Although revenue decreased 8%, cost of sales remained almost flat at approximately $7,064,000 in 2006 as compared to approximately $7,111,000 in 2005. The loss of revenue was attributable in part to pricing pressures in the international markets combined with pricing discounts in the commercial market in order to maintain a competitive advantage, which were not accompanied by reduced costs from suppliers. Increased fuel costs contributed to the higher cost of sales resulting in increased freight in costs and increased product costs for petroleum based products. Approximately 50% of the Company’s annual inventory purchases were from three major suppliers located in Asia. These goods are typically transported to the Company’s manufacturing and operating facilities via air freight or sea freight. In addition, the Company saw increased costs in metal products due to pricing increases in the US market.

Operating Loss and Expenses

	Year ended December 31,
	2006	2005	Change	%
Gross margin	$3,936,550	$4,872,628	$(936,078)	(19%)
Less operating expenses:
Selling, general & administrative	6,040,523	4,691,905	1,348,618	29%
Research & development	538,298	552,209	(13,911)	(3%)
Gain on disposal of property and equipment	(593)	(6,000)	5,407	90%
Gain on termination of capital lease, net of impairment	(506,367)	—	(506,367)	100%

Total operating expenses	6,071,861	5,238,114	833,747	16%

Operating loss	$(2,135,311)	$(365,486)	$(1,769,825)	484%

The increased operating loss for the year ended December 31, 2006 was due primarily to increased selling, general and administrative expenses. General and administrative (G&A) expenses increased $1,273,000 or 55% and selling expense increased $76,000 or 3% over selling, general and administrative expenses in the prior year. Increases in legal expenses of $715,000, consulting fees and professional fees of $331,000 and stock-based compensation expense of $222,300 contributed to the increase in G&A expenses. The increase in legal fees was primarily due to the negotiated settlement or final resolution of pending litigation. Consulting fees relating to litigation increased as a result of fees payable to Brett M. Kingstone, the Company’s chairman of the board, pursuant to the Participation Agreement between the Company and Mr. Kingstone. Mr. Kingstone was paid approximately $263,000 in fees for his work related to the settlement of the Ocean Bank lawsuit. The consulting fee paid to Mr. Kingstone for the Ocean Bank settlement was a one-time expense in 2006. Professional fees increased relating to expenses for audit fees associated with our 2005 audit and 2006 quarterly reviews of the Company’s financial statements. The legal expenses related to the settlement or resolution of pending litigation referenced above were all one time events. Stock-based compensation expense increased due to adoption of Financial Accounting Standard FAS 123R, Share-Based Payments, on January 1, 2006.

Sales and marketing expenses increased $75,600 to approximately $2,466,000 in 2006 as compared to $2,390,000 for the same period in 2005 as a result of new marketing and sales materials created to support the introduction of the new Savi Pool and Spa Light, the new DLS-2 System and the new Pool Catalog in 2006.

On November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s existing facility. The lease had a fifteen- year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party. Upon executing the lease termination agreement, the balance of the capital lease obligation of $2,312,900, less the promissory note payable to Max King Realty of $332,800 and the net book value of the related office/warehouse building of approximately $1,232,400 resulted in a gain on termination of capital lease of approximately $747,700. This gain was offset by an impairment loss of $241,300 for leasehold improvements made to the facility resulting in a net gain of $506,400 which is reflected in the accompanying statement of operations as gain on termination of capital lease, net of impairment. .

Research and development expenses decreased in 2006 compared to 2005 by approximately $14,000 or 3% mainly due to a slight reduction in new product engineering and prototype expenses along with wage and benefit related costs. We invested a significant amount of time and resources in new product development projects that we believe will contribute to our growth in the future. Most of these products are now entering production and we anticipate beginning selling efforts in the 2nd quarter of 2007.

Interest

The Company had interest income for the years ended December 31, 2006 and 2005 of approximately $38,000 and $56,000, respectively. The Company’s interest expense was approximately $356,000 for the year ended December 31, 2006 as compared to approximately $368,000 for 2005 relating to the capital lease for the Company’s facility in Orlando, Florida, which was terminated in November 2006.

Other Income

Other income for 2006 was approximately $222,000 compared to approximately $189,000 for 2005. Other income in 2006 consisted primarily of $78,100 in license and royalty fees received from a number of manufacturing companies in the lighting industry which licensed the High End Systems (HES) Patent the Company acquired in 2004, proceeds of $121,000 from sub-leasing part of the Company’s facility through September 2006 and approximately $23,000 from the write-off of old customer credit balances. The increase in other income in 2006 compared to 2005 was primarily due to the $57,000 increase in subleasing income and the $13,000 increase in write-offs relating to old customer credit balances. These increases were offset by a $38,000 decrease in income from licensing and royalty fees related to the HES patent the Company acquired in 2004.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2006 or 2005.

Net Loss

The net loss for the year ended December 31, 2006 was approximately $2,235,000, or $0.80 per basic and diluted common share, as compared to a net loss of approximately $488,500, or $0.19 per basic and diluted common share, for the year ended December 31, 2005. The increase in net loss was primarily due to lower revenues and gross margins and higher legal expenses related to the settlement or resolution of all outstanding litigation and stock based compensation expenses as a result of the adoption of FAS 123(R) offset in part by the gain on termination of capital lease, net of impairment.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP (“Generally Accepted Accounting Principle”) financial measure provided as additional information to investors. EBITDA is an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, the Company’s management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measures we reference with such comparable GAAP financial measure.

For the year ended December 31, 2006, EBITDA was approximately ($1,307,000) compared to approximately $467,500 in 2005. The decrease was primarily due to an increase in net operating loss in 2006. The increase in net operating loss was primarily attributable to the $936,000 decrease in gross margin as a result of lower revenues and the increase in selling, general and administrative costs of approximately $1,349,000 over prior year expenses primarily as a result of increased legal expenses, professional fees and stock-based compensation expense relating to the adoption of FAS 123(R). Despite the lower EBITDA in 2006 compared to 2005, management anticipates that positive trends in gross margins and continued focus on revenue growth and cost management will yield positive contributions to our EBITDA in 2007.

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA:

	Year Ended December 31,
	2006	2005	Change	%
Net Loss	$(2,235,003)	$(488,458)	$(1,746,545)	358%
Plus:
Interest expense	356,320	367,992	(11,672)	(3%)
Depreciation and impairment	521,260	549,311	(28,051)	(5%)
Amortization	50,384	38,654	11,730	30%
Taxes	—	—	—	—

EBITDA	$(1,307,039)	$467,499	$(1,774,538)	(380%)

% of Revenues	-12%	4%

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, the Company had working capital of approximately $10,012,500, an increase of approximately 105% from working capital of approximately $4,316,000 at December 31, 2005. During 2006 and 2005, the Company financed its operations primarily from working capital, including cash on hand and through its $1.6 million Line of Credit with its bank. In addition, in the fourth quarter of 2006 the Company received net proceeds of approximately $8,350,000 from the sale of its common stock and warrants in a private placement of equity completed in December 2006.

Cash Flows from Operating Activities

	December 31,
Selected Balance Sheet Items	2006	2005	Change	%
Cash and investments	$7,502,581	$1,274,150	$6,228,431	489%
Accounts receivable, net	$1,231,277	$1,516,979	$(285,702)	(19%)
Inventories, net	$3,463,367	$3,279,182	$184,185	6%
Accounts payable	$1,175,862	$1,484,921	$(309,059)	(21)%

Net cash used in operations totaled approximately $1,470,000 for the year ended December 31, 2006 compared to approximately $112,000 for the year ended December 31, 2005. The net loss of approximately $2,235,000 was partially offset by the non-cash expenses for depreciation and amortization ($572,000), decrease in inventory reserve ($274,000), loss on legal settlement ($825,000) and stock based compensation expense ($222,000). These non-cash expenses were offset in part by the non-cash gain on termination of capital lease, net impairment of approximately $506,000. The most significant use of cash in operations during 2006 was for the purchase of inventory of approximately $458,000, the decrease in accounts payable of approximately $309,000 and the decrease in accrued compensation of approximately $150,000. Inventory purchases were primarily due to new LED products for the pool, portable spa, OEM and commercial markets. Despite our focus on maintaining low inventory during the year, and implementing better use of inventory planning tools to avoid costly shipping charges, management saw a critical need to build-up our LED based inventory to cater to market demands. We continue to focus on our need to maintain proper inventory levels to ensure competitive lead times while recognizing the risk of inventory obsolescence due to changing technology and customer requirements. We also continue to make further strides in managing inventory levels through better forecasting and use of historical usage data. The reduction in accounts payable was mainly due to the timing of payments to suppliers. Cash used for compensation and benefits was mainly related to the payment of performance-based bonuses. These uses of cash were offset primarily by a decrease in accounts receivable of $286,000. The decrease in accounts receivable was due to the Company’s collection efforts and lower revenue levels.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2006 was approximately $6,393,000 compared to approximately $480,000 for the year ended December 31, 2005. Capital expenditures for 2006 were approximately $313,000 compared to approximately $395,000 for 2005. The majority of the capital expenditures in 2006 were related to investments in new product tooling and upgrading computer systems. Additional expenditures were made for the acquisition of tooling and design equipment, computer hardware and software aimed at enhancing Company-wide operational efficiencies, purchases of furniture and fixtures, and building improvements used for normal business operations. There were also expenditures of approximately $58,000 related to several patent and trademark applications for our LED product line which we filed in 2006. We believe that all of these investments are essential to enabling the Company to capitalize on the growth potential of the high brightness LED lighting systems market, as we position ourselves at the forefront of LED technology and applications moving forward.

Net purchases of investments were $6,024,000 during the period. The Company is currently investing a portion of the approximately $8,350,400 of net proceeds received in the private placement of equity completed in December 2006 in short-term commercial paper, mainly corporate bonds, which are classified as held-to-maturity securities. A portion of the net proceeds received from the private placement was used to reduce accounts payable, reduce the Company’s line of credit balance and to pay legal expenses. Management expects that the remainder of the net proceeds will be used for working capital and general corporate purposes, including new product development efforts. The Company may also use a portion of the net proceeds to fund part of the cost of selected acquisitions in the lighting industry that may be considered in the future. The Company does not have any commitments or agreements to make any acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2006 was approximately $8,145,000 compared to net cash used in financing activities of approximately $177,000 for the year ended December 31, 2005. The primary source of cash during 2006 was the net proceeds of approximately $8,350,000 received from the sale of common stock and warrants in a private placement completed in December 2006. The net proceeds from the private placement were partially offset by payments on the capital lease obligation of $205,800.

On December 7, 2006, we closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000. Each unit consisted of 100 shares of Class A common stock, a warrant to purchase 60 shares of Class A common stock exercisable at $2.23 per share, expiring five years from the date of issuance, and a second warrant to purchase 15 shares of Class A common stock exercisable at $3.00 per share, expiring five years from the date of issuance. The securities were sold solely to accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended.

On February 10, 2006 the Company obtained a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held with the lender. The line of credit expired on February 10, 2007 and was extended to May 10, 2007, at which time we expect that a new agreement will be entered into with the financial institution. As of December 31, 2006, there were no amounts outstanding under this line of credit and there was an available balance of $1.6 million. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.19% at December 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the debt service coverage ratio for the year ended December 31, 2006. However the financial institution waived this covenant violation for the year ended December 31, 2006.

On November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s existing facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party.

Upon executing the lease termination agreement, the balance of the capital lease obligation of $2,312,900, less the promissory note payable to Max King Realty of $332,800 and the net book value of the related office/warehouse building of approximately $1,232,400 resulted in a gain on termination of capital lease of approximately $747,700. This gain was offset by an impairment loss of $241,300 for leasehold improvements made to the facility resulting in a net gain of $506,400 which is reflected in the accompanying statement of operations as gain on termination of capital lease, net of impairment. Deposits paid under the lease agreement previously included in other assets, was returned to the Company in the amount of $50,000 as of December 31, 2006.

The Company believes that available cash, together with funds expected to be generated from operations and available borrowings under its line of credit, will be sufficient to finance the Company’s currently anticipated working capital requirements, as well as planned growth, for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory obsolescence and stock-based compensation. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2006 and 2005.

Effective January 1, 2006, we account for stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123R). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

In transitioning from APB No. 25 to SFAS No. 123R, we have applied the modified prospective method. Accordingly, periods prior to adoption have not been restated and are not directly comparable to periods after adoption. Under the modified prospective method, compensation cost recognized in periods after adoption includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, less estimated forfeitures, and (b) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, less estimated forfeitures

CONTRACTUAL OBLIGATIONS

Operating Lease Obligations

On November 30, 2006, we entered into a new five year operating lease agreement with EastGroup Properties, L.P. Commencing April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida for its Orlando operations facility. The lease is triple net with scheduled annual rent increases. Base rent under the lease started on April 1, 2007 with monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576.

On November 30, 2006, the Company entered into a four month operating lease with FLIR Systems, Inc., the new owner of the property previously leased from Max King Realty, Inc., through March 31, 2007. The lease was for the use of 40,000 square feet of manufacturing and distribution space at a gross monthly amount of $29,820 through March 31, 2007. A security deposit has been paid in the amount of $28,000 and is expected to be returned upon inspection of the property.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company will lease approximately 2,100 square feet of class A office space for a gross rental rate of $3,399.50 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of approximately $3,400.

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2006, the total amount due including estimated accrued interest was approximately $48 million. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Company has reached an agreement with

Brett M. Kingstone, the Company’s chairman of the board (the “Participation Agreement”) regarding funding for collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of December 31, 2006, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9th, 2005, the Company has agreed to pay Mr. Kingstone 50% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. The Participation Agreement will terminate on December 31, 2009. To date, the Company has incurred approximately $562,000 in fees and has recovered $830,000 from Collection Activities. Of the $830,000 recovered, Mr. Kingstone has been paid a total of $263,500 pursuant to the Participation Agreement.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Letters of Credit

We periodically obtain guaranteed letters of credit with a financial institution to enable us to purchase inventory from overseas, primarily from vendors in China. As of December 31, 2006 we had no outstanding letter of credit.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial statements.

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

Forward-Looking Statements. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the factors set forth below. In some cases, one can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “intend”, or “potential”. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission (“SEC”) filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitably. The Company has experienced annual net losses of ($2,235,003), ($488,458), ($401,432) and ($414,287) for each of the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Although management believes that in 2006, the Company addressed many of the legacy issues and expenses that have burdened the Company’s financial performance, the Company still faces significant challenges in order to reach profitability. In order for the Company to attain profitability and growth, it will need to successfully address these challenges. Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s Class A common stock to decline.

We Expect to Acquire other Businesses, Which may Adversely Affect our Operating Results, Financial Condition and Existing Business. To date, we have not made any acquisitions, and we currently have no commitments or agreements to make any acquisitions. However, we plan to use a portion of the net proceeds from the December 2006 private placement to acquire other businesses in the lighting industry. The success of our acquisition program will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

Financing for the acquisitions may come from several sources, including our existing cash on hand, the proceeds of the December 2006 private placement, proceeds from the exercise of the warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things:

•	result in substantial dilution of the percentage ownership of our stockholders at the time of issuance;

•	result in substantial dilution of our earnings per share; and

•	adversely affect the prevailing market price for our Class A common stock.

An Adverse Change in Economic Conditions Could Reduce the Demand for New Building Construction and Renovation and, as a Result, could Reduce our Earnings and Adversely affect our Financial Condition. Adverse changes in national and regional economic conditions, as well as international economic conditions, can have a negative impact on our business. In many areas, sales of new and existing homes have slowed in recent months. A downturn in the housing market, adverse changes in employment levels, job growth, consumer confidence, and interest rates and an oversupply of commercial and residential buildings for sale, may reduce demand for our products. This, in turn, can reduce our earnings and adversely affect our financial condition.

Our Inability to Successfully Integrate Businesses we Acquire, if any, Could have Adverse Consequences on Our Business. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. If we are successful in acquiring other companies in the lighting business, we cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses, if any, may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	failure to maintain the quality of services that the companies have historically provided;

•	the need to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisition and may cause material adverse short- and long-term effects on our operating results and financial condition.

We are Relocating our Principal Executive Offices, which Could Disrupt our Operations and Harm our Business. Our executive team including corporate finance, human resources, marketing and sales will be relocating to Charlotte, North Carolina beginning in June 2007. As the Company grows, we plan to centralize research and development in Charlotte as well. There are a number of risks associated with the relocation of our principal executive offices, including the risk that our business may be disrupted, possible inconsistencies in standards, controls, procedures and policies in multiple facilities and the need to implement company-wide financial, accounting, information and other systems, the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties in managing multiple facilities and the need to add management resources to do so, and the risk that we may experience attrition among our employees who may prefer not to relocate to the new location. Any of these factors could adversely affect our business and results of operations.

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

Future Success Depends On The Successful Development And Market Acceptance Of New Products. The Company believes revenue growth and future operating results will depend in part on its ability to complete development of new products and enhancements to existing products, introduce these products in a timely, cost-

effective manner, achieve broad market acceptance of these products and enhancements, and reduce the Company’s product costs. The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, if at all. In addition, the introduction of any new products could adversely affect the sales of certain of the Company’s existing products. Market acceptance of the Company’s new products depends upon many factors, including the Company’s ability to accurately predict market requirements and evolving industry standards, the Company’s ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of the Company’s new products over traditional products, and the marketing capabilities of the Company’s independent distributors and strategic partners.

The Company Has Significant International Sales And Is Subject To Risks Associated With Operating In International Markets. International product sales represented approximately 26% and 40% of the Company’s total revenues for the years ended December 31, 2006 and 2005, respectively. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

The Company may receive notices that claim it has infringed upon the intellectual property of others. Even if these claims are not valid, they could subject the Company to significant costs. The Company has engaged in litigation and litigation may be necessary in the future to enforce its intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies. The Company may not be able to obtain any licenses on acceptable terms, if at all. The Company also may have to indemnify certain customers or strategic partners if it is determined that it has infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company’s business, financial condition and results of operations.

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

Dependence on Third-Party Suppliers. The Company depends on others to manufacture a significant portion of the component parts incorporated into its products. The Company purchases its component parts from third- party manufacturers and believes that numerous alternative sources of supply are readily available for most component parts. The Company depends on its suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers; instead, it purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. This means the Company is vulnerable to unanticipated price increases.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the years ended
December 31, 2006 and 2005

Statements of Stockholders’ Equity for the years ended
December 31, 2006 and 2005

Statements of Cash Flows for the years ended
December 31, 2006 and 2005

Notes to Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.	Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As required by Rule 13a-15(b) and 15d-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the evaluation of our disclosure controls and procedures as of December 31, 2006, they have concluded that, as of such date, our disclosure controls and procedures were effective in reaching a level of reasonable assurance that the information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and principal financial officer, or persons performing similar functions, to allow timely decisions regarding required disclosure except as set forth below. The Company’s management nevertheless has concluded that the financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Cross, Fernandez and Riley LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management that they identified certain deficiencies in our physical inventory controls and procedures that they considered to be significant deficiencies as that term is defined under standards established by the Public Company Accounting Oversight Board. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

Cross, Fernandez and Riley LLP identified improper control of inventory count tags, lack of controls over inventory transfers and lack of cycle counts as significant deficiencies. The Company is implementing enhanced procedures and controls to ensure the accuracy and completeness of its physical inventory controls and procedures. The Company is committed to addressing its control environment and reporting procedures.

The Company’s management, including its chief executive officer and its principal financial officer, or persons performing similar functions, does not expect that disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. There can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

There has been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2006, concerning shares of our Class A common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 8 of our Notes to financial statements.

Equity Compensation Plan Information

	(a)	(b)	( c)
Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of common shares available for future issuance (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	514,465	$3.74	101,215
Equity compensation plans not approved by stockholders	3,638,958	$2.52	—
Totals	4,153,423	$2.67	101,215

Item 12.	Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Exhibits

3.1	Certificate of Incorporation of the Company(1)
3.2	Amendment to Certificate of Incorporation(1)
3.3	Amendment to Certificate of Incorporation(3)
3.4	Amendment to Certificate of Incorporation(2)
3.5	Bylaws(1)
4.1	Form of Class A Common Stock Certificate(4)
4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of the Company’s Class A Common Stock at an exercise price of $2.23 per share(11)
4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of the Company’s Class A Common Stock at an exercise price of $3.00 per share(12)
10.1†	Form of Indemnification Agreement(1)
10.2†	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated(2)
10.3†	Super Vision International, Inc. 2003 Stock Incentive Plan(7)
10.4†	Warrant Agreement dated as of December 21, 2005 between the Company and the Kingstone Family Ltd Partnership II(8)
10.5.1†	Employment Agreement between the Company and Michael A. Bauer dated September 9, 2005(9)
10.5.2†	Amendment to Employment Agreement between the Company and Michael A. Bauer dated January 19, 2007(13)
10.6†	Transition Agreement between the Company and Brett M. Kingstone dated September 9, 2005(20)
10.7†	Contingent Proceeds Participation Agreement between Brett M. Kingstone and the Company dated September 19, 2003(5)
10.8	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006(21)
10.9	Lease for Southridge Park Court facility(14)
10.10*	Lease for Floyd Smith Office Park facility
10.11	Form of Common Stock and Warrant Purchase Agreement by and between the Company and each purchaser in the private placement dated as of December 7, 2006(15)
10.12	Form of Registration Rights Agreement by and between the Company and each purchaser in the private placement, dated as of December 7, 2006(16)
10.13	Registration Rights Agreement between the Company and Cooper Lighting, Inc., dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between the Company and Cooper Lighting, Inc. dated as of November 23, 1998(17)
10.14	Escrow Agreement between the Company and RBC Centura Bank, dated as of November 30, 2006(18)
10.15	Exchange Agreement between the Company and Brett M. Kingstone dated March 26, 2007(19)
10.16#*	Settlement and License Agreement between the Company and Color Kinetics Incorporated dated December 4, 2006
14.1	Code of Business Conduct and Ethics(6)
23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm
31.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted provisions for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

† Management contract or compensatory plan or agreement

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 29, 1997
(3)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 22, 1998

(4)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 333-73804)
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003
(7)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed October 18, 2005
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed January 19, 2007
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 5, 2006
(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
(18)	Incorporated by Reference to the Company’s Registration Statement on Form S-3 (File No. 333-140286)
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed March 29, 2007
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2006 annual meeting of stockholders and is incorporated herein by reference.

SUPER VISION INTERNATIONAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Super Vision International, Inc.

Orlando, Florida

We have audited the accompanying balance sheets of Super Vision International, Inc. (“the Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Super Vision International, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ Cross, Fernandez & Riley LLP

Orlando, Florida

April 1, 2007

SUPER VISION INTERNATIONAL, INC.

BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$531,181	$248,080
Restricted cash	—	82,943
Restricted investments	500,000	—
Investments	6,471,400	943,127
Trade accounts receivable, less allowance for doubtful accounts of $121,535 and $98,688	1,231,277	1,516,979
Inventories, less reserve of $274,128 and $221,286	3,463,367	3,279,182
Prepaid expenses	261,852	235,692
Other assets	21,751	5,187

Total current assets	12,480,828	6,311,190

Property and Equipment:
Machinery and equipment	2,297,239	2,079,491
Furniture and fixtures	420,374	403,674
Computers and software	797,077	739,812
Leasehold improvements	213,595	1,141,047
Property held under capital lease	—	3,081,000

	3,728,285	7,445,024
Accumulated depreciation and amortization	(2,699,239)	(4,737,067)

Net property and equipment	1,029,046	2,707,957

Deposits on equipment	—	4,200
Patents and trademarks, less accumulated amortization of $122,747 and $100,075	213,131	177,892
Other intangible assets, less accumulated amortization of $84,627 and $56,915	60,359	62,151
Other assets	67,020	60,418

	$13,850,384	$9,323,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,155,162	$1,484,921
Related party payable	20,700	—
Accrued compensation and benefits	111,932	261,652
Notes payable	1,157,846	—
Deposits	22,697	23,143
Current portion of obligation under capital lease with related party	—	225,814

Total current liabilities	2,468,337	1,995,530

Obligation under capital lease with related party, less current portion	—	2,292,856

Total liabilities	2,468,337	4,288,386

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 16,610,866 shares authorized, 6,097,476 and 2,061,299 issued and outstanding	6,098	2,061
Class B common stock, $.001 par value, 3,389,134 shares authorized, 483,264 issued and outstanding. Each share of Class B common stock is entitled to five votes per share.	483	483
Additional paid-in capital	19,142,231	10,572,958
Accumulated deficit	(7,766,765)	(5,531,762)
Accumulated other comprehensive loss, net of deferred income taxes	—	(8,318)

Total stockholders’ equity	11,382,047	5,035,422

	$13,850,384	$9,323,808

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31
	2006	2005
Revenues	$11,001,011	$11,983,223
Cost of sales	7,064,461	7,110,595

Gross margin	3,936,550	4,872,628
Operating expenses:
Selling, general and administrative	6,040,523	4,691,905
Research and development	538,298	552,209
Gain on disposal of property and equipment	(593)	(6,000)
Gain on termination of capital lease, net of impairment	(506,367)	—

Total operating expenses	6,071,861	5,238,114

Operating loss	(2,135,311)	(365,486)
Non-operating income (expense):
Interest income	38,488	55,540
Other income	221,622	189,480
Loss on investments	(3,482)	—
Interest expense	(356,320)	(367,992)

Total non-operating expense, net	(99,692)	(122,972)

Net loss	$(2,235,003)	$(488,458)

Basic and diluted loss per common share	$(0.80)	$(0.19)

Basic and diluted weighted average shares outstanding	2,810,187	2,542,579

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity	Comprehensive (Loss)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance, January 1, 2005	2,058,814	$2,059	483,264	$483	$10,564,357	$(5,043,304)	$(7,101)	$5,516,494
Exercise of employee stock options	2,485	2			8,601			8,603
Net loss						(488,458)		(488,458)	(488,458)
Unrealized loss on available-for-sale securities							(1,217)	(1,217)	(1,217)

Comprehensive loss									$(489,657)

Balance, December 31, 2005	2,061,299	$2,061	483,264	$483	$10,572,958	$(5,531,762)	$(8,318)	$5,035,422
Exercise of employee stock options	300	1	—	—	629			630
Stock-based compensation					222,283			222,283
Sale of common stock and warrants	4,035,877	4,036	—	—	8,346,361			8,350,397
Net loss						(2,235,003)		(2,235,003)	(2,235,003)
Realized gain on available-for-sale securities							8,318	8,318	8,318

Comprehensive loss									$(2,226,685)

Balance, December 31, 2006	6,097,476	$6,098	483,264	$483	$19,142,231	$(7,766,765)	$—	$11,382,047

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(2,235,003)	$(488,458)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	521,260	549,311
Amortization of intangible assets and other assets	50,384	38,654
Gain on disposal of property and equipment	(593)	(6,000)
Gain on termination of capital lease, net of impairment	(506,367)	—
Loss on legal settlement	825,000	—
Increase (Decrease) in inventory reserve	274,128	34,218
Realized gain on available-for-sale securities	8,318	—
Bond discount amortization	(4,771)	—
Stock-based compensation	222,283	—
Changes in operating assets and liabilities
(Increase) decrease in:
Restricted cash	82,943	(82,943)
Accounts receivable, net	285,702	391,404
Inventories	(458,313)	(597,668)
Prepaid expenses	(26,160)	(147,484)
Other assets	(49,086)	36,009
Increase (decrease) in:
Accounts payable and related party payable	(309,059)	(38,837)
Accrued compensation and benefits	(149,720)	193,312
Deposits	(446)	6,756

Total adjustments	765,503	376,732

Net cash used in operating activities	(1,469,500)	(111,726)

Cash Flows from Investing Activities:
Purchase of investments	(8,000,860)	(35,587)
Proceeds from sale of investments	1,977,358	—
Purchase of property and equipment	(312,509)	(394,754)
Proceeds from disposal of property and equipment	1,278	6,000
Acquisition of patents and trademarks	(57,911)	(69,662)
Return of deposits on equipment	—	13,800

Net cash used in investing activities	(6,392,644)	(480,203)

Cash Flows from Financing Activities:
Proceeds from sale of common stock and warrants	8,350,397	—
Proceeds from exercise of employee stock options	630	8,603
Payments on capital lease obligation	(205,782)	(185,879)

Net cash provided by (used in) financing activities	8,145,245	(177,276)

Net Increase (Decrease) in Cash and Cash Equivalents	283,101	(769,205)
Cash and Cash Equivalents, beginning of period	248,080	1,017,285

Cash and Cash Equivalents, end of period	$531,181	$248,080

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for Interest	$356,320	$367,992

Non-cash investing activities:
Unrealized loss on available for sale securities		$(1,217)
Capital lease termination	$2,312,888	—
Note payable issued in exchange for lease termination	332,846	—

See accompanying notes to financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Super Vision International, Inc. designs, manufactures, markets and sells LED and fiber optic lighting products for use in applications in the commercial, architectural, signage, swimming pool and OEM markets. The Company derives its revenues primarily from sales of Savi™ brand LED lighting products and control systems along with its SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays. The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features under the Oasis™ brand. The Company markets and distributes products globally principally through multiple networks of independent sales representatives and distributors.

Revenue recognition—Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. Our products typically carry a two-year warranty that includes replacement of defective parts. The annual expenses associated with such warranties were not material to our operations and we do not record a reserve for future warranty costs.

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Restricted Cash—Restricted cash represented cash serving as collateral for a letter of credit issued by our bank to enable purchase of inventory from an overseas vendor.

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

The lender for our revolving line of credit requires that we maintain a minimum investment balance of $500,000 in accounts held at our lender which is classified as restricted investments.

During the quarter ended March 31, 2006, the Company received proceeds from the sale of available-for-sale securities in the amount of $943,128 and recognized realized gain on available for sale securities of $8,318. During the same quarter, purchases of debt securities in the amount of $433,470 were

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

classified as held-to-maturity securities and subsequent purchases of securities were also treated as held-to-maturity securities. At December 31, 2006, the Company held investments in marketable securities that were classified as held-to-maturity with varying maturity dates up to one year and consisted of the following:

	December 31, 2006
	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$6,971,400	$—	$209	$6,950,671

The amortized cost, unrealized gains, and fair values of the Company’s investments held at December 31, 2005 are summarized as follows:

	Cost	Unrealized Gains (losses)	Fair Value
Available-for-sale securities:
Fixed Income Funds	$882,820	$(2,810)	$880,010
Money Market Funds	61,625	1,593	63,117

	$944,344	$(1,217)	$943,127

Inventories—Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

Property and equipment—Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Amortization expense related to property held under capital lease is included with depreciation in the accompanying statements of operations and accumulated depreciation in the accompanying balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated useful lives
Machinery and equipment	3-20 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Leasehold improvements	3 months

Intangible assets and goodwill—The Company accounts for its intangible assets and goodwill under Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142 and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). There were no impairment charges of intangible assets during the years ended December 31, 2006 and 2005. Patents and trademarks are amortized using the straight-line method over their useful lives, which range from 12-17 years. Amortization expense on patents and trademarks was $22,672 and $17,049 during 2006 and 2005, respectively.

Other intangible assets consist primarily of costs associated with the acquisition of product safety certifications (UL certifications) and technology licensing costs for certain fiber optic lighting products and

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

systems and LED lighting products and systems. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with SFAS No. 142. Amortization expense on other intangible assets was $27,712 and $21,605 during 2006 and 2005, respectively.

As of December 31, 2006, amortization expense on intangible assets for the next five years and thereafter is as follows:

	2007	2008	2009	2010	2011	Thereafter	Totals
Patents	21,890	21,423	21,382	21,000	20,892	96,225	202,812
Trademarks	1,006	1,006	1,006	1,006	1,006	5,289	10,319
Product certification	23,395	14,868	6,385	3,921	3,867	7,923	60,359

Total	46,291	37,297	28,773	25,927	25,765	109,437	273,490

Long lived assets—The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized during the year ended December 31, 2005. However, there was an impairment of leasehold improvements of approximately $241, 300 during the year ended December 31, 2006 which was netted against the gain on termination of capital lease as further discussed in Note 3.

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

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $263,000 and $264,000 for the years ended December 31, 2006 and 2005, respectively.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Loss per share—Basic loss per share is computed by dividing net loss by the weighted average Class A and Class B common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share for 2006 and 2005 because to do so would have been anti-dilutive. At December 31, 2006 and 2005, the Company had 4,274,239 and 1,093,807 potentially dilutive common shares, respectively.

Stock-based compensation—On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. In accordance with the modified prospective transition method, the Company’s financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table in accordance with FAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, it is assumed the goal will be achieved or an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Years Ended December 31,
	2006	2005
Expected volatility	71% – 87%	40.0%
Weighted-average volatility	86.4%	40.0%
Risk-free interest rate	4.35% – 5.09%	3.7%
Expected dividend yield	0%	0%
Expected life in years	3.2 – 9.1	7.0

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying audited statement of operations for the year ended December 31, 2006 was $222,283 which caused net loss to increase by that amount and basic and diluted loss per share for 2006 to increase by $0.08, respectively. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expenses have been recognized in the Company’s statement of operations for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date, consistent with the method prescribed by SFAS No. 123(R), net loss and loss per share for 2005 would have been increased to the pro forma amounts shown below:

Years Ended December 31, 2005
Net loss, as reported	$(488,458)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,005,783)

Pro forma net loss	$(1,494,241)

Basic and Diluted Loss per share:
As reported	$(0.19)

Pro forma	$(0.59)

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

Major Suppliers—The Company made purchases from three major suppliers representing approximately 29%, 11% and 10% of total net purchases for the year ended December 31, 2006 compared to purchases from two major suppliers representing approximately 37% and 15% of total net purchases for the year ended December 31, 2005.

Reclassifications—Certain items in the financial statements of the prior period have been reclassified to conform to current period classification.

Recent accounting pronouncements—In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(continued):

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its financial statements.

2.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2006	2005
Raw materials	$2,603,353	$2,385,118
Work in process	7,771	—
Finished goods	1,126,371	1,115,350

	3,737,495	3,500,468
Less reserve for obsolescence	(274,128)	(221,286)

Net inventories	$3,463,367	$3,279,182

3.	TERMINATION OF CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

On November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s existing facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party.

In connection with accommodating the Company’s request for early termination of the lease of its existing facility, Max King Realty incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the full amount of the prepayment penalty by delivery of an unsecured promissory note in the principal amount of $332,846. The promissory note was paid in full in January 2007. The termination of the lease releases Super Vision and Max King Realty from all duties and obligations to each other under the capital lease.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

3.	TERMINATION OF CAPITAL LEASE OBLIGATION WITH RELATED PARTY—(continued):

Upon executing the lease termination agreement, the balance of the capital lease obligation of $2,312,900, less the promissory note payable to Max King Realty of approximately $332,800 and the net book value of the related office/warehouse building of approximately $1,232,400 resulted in a gain on termination of capital lease of approximately $747,700. This gain was offset in part by an impairment loss of $241,300 for leasehold improvements made to the facility resulting in a net gain of $506,400 which is reflected in the accompanying statement of operations as gain on termination of capital lease, net of impairment. Deposits paid under the lease agreement previously included in other assets, was returned to the Company in the amount of $50,000 as of December 31, 2006.

Assets recorded under this capital lease as of December 31, 2005 included in property and equipment were as follows:

December 31, 2005
Office/Warehouse building	$3,081,000
Less accumulated amortization	(1,745,900)

$1,335,100

4.	OPERATING LEASES:

On November 30, 2006, the Company entered into a new five year operating lease agreement with EastGroup Properties, L.P., an unrelated party. Pursuant to the lease, on April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which will be used for its Orlando operations facility. Base rent under the lease starts on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576.

On November 30, 2006, the Company entered into a four month operating lease with FLIR Systems, Inc., the new owner of the property previously leased from Max King Realty, Inc.. The lease was for the use of 40,000 square feet of manufacturing and distribution space at a gross monthly amount of $29,820 through March 31, 2007. A security deposit has been paid in the amount of $28,000 and is expected to be returned upon inspection of the property. The Company was not required to lease the premises from the new owner in connection with the capital lease termination agreement with Max King Realty. The sale of the building was a separate transaction between Max King Realty, Inc. and FLIR Systems, Inc.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company will lease approximately 2,100 square feet of class A office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of $3,400.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

4.	OPERATING LEASES—(continued):

At December 31, 2006, future payment obligations under the operating leases described above were as follows:

2007	$328,719
2008	360,100
2009	372,494
2010	385,314
2011 and thereafter	507,628

Total future payment obligations	$1,954,255

5.	FINANCIAL INSTRUMENTS AND CREDIT RISKS:

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, investment and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit. The Company also places its investments with a major brokerage firm. These funds are uninsured. The Company purchases all of its fiber optic strands from a single Japanese supplier. While the Company believes alternative sources for fiber optic strands are available to enable it to produce endpoint signs and displays, the SIDE-GLOW® and END GLOW® cables require fiber optic material of a higher quality than the Company believes is generally available elsewhere. Accordingly, the loss of this supplier or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative supplier could be found.

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

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

6.	INCOME TAXES:

As of December 31, 2006, the Company had approximately $6,866,000 and $4,188,000 in net operating loss carry forwards for federal and state income tax purposes, respectively, which expire between 2010 and 2026.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2006	2005
Accounts receivable	46,000	$37,000
Inventories	103,000	83,000
Accrued expenses	73,000	35,000
Depreciation	(192,000)	268,000
Stock warrants	137,000	53,000
Other	4,000	7,000
Net operating loss carry forwards	2,584,000	1,511,000

	2,755,000	1,994,000
Valuation allowance	(2,755,000)	(1,994,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $2,755,000 at December 31, 2006, an increase of approximately $761,000 over December 31, 2005.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2006 and 2005:

	2006		2005
	Amount	%	Amount	%
Tax benefit computed at statutory federal rate	$(759,901)	(34.0)	$(166,076)	(34.0)
Deferred state tax expense (benefit)	(73,262)	(3.3)	4,152	0.8
Change in valuation allowance	761,000	34.0	(45,000)	41.8
Restatement impact and adjustment to net operating loss carry forwards	—	—	204,252	41.8
Non-deductible expenses	6,728	0.3	7,626	1.6
Other, net	65,435	3.0	(4,954)	(1.0)

Income tax expense	$—	—	$—	—

7.	CAPITAL STOCK:

Class A common stock—At December 31, 2006 the Company has reserved Class A Common Stock for issuance in relation to the following:

Employee Stock Options	514,465
Shares Subject to Warrants	3,638,958
Conversion of Class B Common Stock	604,080

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

7.	CAPITAL STOCK—(continued):

Class B common stock—Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock are automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”), an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which is entitled to five votes per share and the Class A Common Stock, which is entitled to one vote per share.

Stock warrants—The Company has 3,638,958 warrants outstanding in connection with the transactions described below.

The Company has granted a 10-year warrant for 289,187 shares of Class A Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone is the chairman of the board of the Company and was chief executive officer of the Company until December 31, 2005. The warrant was granted on September 9, 2005 and has been assigned by Mr. Kingstone to the Kingstone Family Ltd Partnership II, an entity controlled by Mr. Kingstone.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the “Private Placement”). Each unit consisted of 100 shares of Class A common stock, a warrant to purchase 60 shares of Class A common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the “Base Warrants”) and a second warrant to purchase 15 shares of Class A common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the “Additional Warrants”). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the “Placement Agent Warrant”) to purchase 322,870 shares of the Company’s Class A Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement.

In connection with the Private Placement, the Company entered into a Common Stock and Warrant Purchase Agreement with purchasers of the securities that contains customary representations, warranties and covenants. The warrants issued in the Private Placement have a term of five years and contain customary provisions for adjustment to the exercise price in the event of stock splits, combinations and dividends and, in the case of the Base Warrants, include certain cashless-exercise provisions.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

7.	CAPITAL STOCK—(continued):

The total number of shares under the warrants is listed in the table below:

Base Warrants	Additional Warrants	Placement Agent Warrants
2,421,525	605,376	322,870

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the purchasers of the securities pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (“SEC”) within 60 days of the closing and use commercially reasonable efforts to obtain effectiveness of the registration statement within 120 days of the closing. A registration statement covering the resale of shares of Class A common stock sold in the Private Placement and the shares of Class A common stock underlying the warrants sold in the Private Placement was filed with the SEC within 60 days of the closing. The Company’s failure to abide by the effectiveness covenant will result in the Company’s obligation to pay liquidated damages in the form of cash or shares of Class A common stock at the rate of one percent of the subscription amount of each purchaser for each failure continuing more than 30 days (and for each 30-day period thereafter up to 18 months).

8.	STOCK OPTION PLAN:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Class A Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2006, options to purchase 86,232 shares of Class A common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Class A Common Stock for future issuance under the plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2006, 313,881 shares of Class A common stock were vested and exercisable under the 2003 Plan.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

8.	STOCK OPTION PLAN—(continued):

The following table summarizes activity of the stock option plans for the years ended December 31, 2006 and 2005:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2005	406,471	391,650	$5.05
Reserved for New Plan
Options granted at market	(346,800)	346,800	$4.25
Options exercise	—	(2,485)	$3.50
Options forfeited or expired	31,933	(81,033)	$4.43

Balance, December 31, 2005	91,604	654,932	$4.71
Options granted at market	(86,050)	86,050	$2.56
Options exercise	—	(300)	$2.10
Options forfeited or expired	95,661	(226,217)	$4.27

Balance, December 31, 2006	101,215	514,465	$3.74

The weighted average fair value of options granted at market during 2006 and 2005 was $2.06 and $2.03 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $366 and $513, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2006 was $168,346. At December 31, 2006, the 514,465 options outstanding under both plans are summarized as follows:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
301,415	$1.81—$3.98	$3.00	8.3 years
174,050	$4.00—$6.00	$4.39	7.8 years
39,000	$6.05—$9.31	$6.50	2.8 years

A summary of the non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	210,617	$3.56
Granted	86,050	$2.06
Vested	(86,654)	$2.14
Forfeited	(95,661)	$3.58

Non-vested at December 31, 2006	114,352	$3.59

As of December 31, 2006, the total compensation cost related to non-vested awards will be approximately $13,000, $4,000 and $1,000 for the years ended December 31, 2007, 2008, and 2009 respectively.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

8.	STOCK OPTION PLAN—(continued):

The aggregate intrinsic value of the exercisable options was $81,841 at December 31, 2006. The total fair value of shares vested during the year was approximately $185,000. As of December 31, 2006, 400,113 options were vested and exercisable under both plans as summarized below.

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
214,431	$1.81—$3.98	$3.26	8.1 years
146,782	$4.00—$6.00	$4.40	7.6 years
38,900	$6.05—$9.31	$6.50	2.8 years

The Company granted options during 2005 whose vesting is contingent on meeting certain goals such as revenue growth and net income levels for fiscal years 2006 and 2007. In addition, the Company’s CEO was granted 50,000 shares during 2006 based on the Company’s ability to raise equity which was vested upon the successful completion of the Private Placement in December 2006. The grant date fair value of performance options granted during 2006 and 2005 was $1.84 and $3.59, respectively. As of December 31, 2006, there was no unrecognized compensation cost related to non-vested performance options since the performance objectives for 2007 had not been determined. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2006 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2006 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2005	—	—
Granted	170,000	$3.37

Outstanding at December 31, 2005	170,000	$3.37

Granted	50,000	$2.20
Exercised	—	—
Forfeited or expired	(70,000)	$4.30

Outstanding at December 31, 2006	150,000	$2.55	9.1	$140,000

Exercisable at December 31, 2006	50,000	$2.20	9.9	$56,000

A summary of the non-vested shares that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2006 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2006	170,000	$3.59
Granted	50,000	$1.84
Vested	(50,000)	$1.84
Forfeited	(70,000)	$3.59

Non-vested at December 31, 2006	100,000	$3.59

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

9.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2006	% of Sales	2005	% of Sales
Foreign markets:
Americas (excluding USA)	$1,839,089	17%	$1,936,637	16%
Europe, the Middle East and Africa	1,144,085	10%	1,630,259	14%
Asia Pacific	700,286	6%	1,026,269	9%
Japan	126,802	1%	139,691	1%

10.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. Total matching contributions paid by the Company were approximately $40,000 and $32,000 for the years ended December 31, 2006 and 2005, respectively.

11.	CONTINGENCIES:

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

A settlement of all disputes between Ocean Bank and Great Eastern Bank of Florida (Ocean Bank) and the Company was reached in October 2006 to the mutual satisfaction of all parties. After costs and expenses, including attorneys’ fees and a payment to Brett M. Kingstone, the Company’s chairman of the board, pursuant to the Participation Agreement between Super Vision and Mr. Kingstone, as amended, Super Vision received a net amount of approximately $237,000 from the proceeds of the settlement in November 2006. Pursuant to the Participation Agreement, Mr. Kingstone received approximately $252,000 from the proceeds of the settlement.

On December 6, 2006, the Company announced that it has entered into a Settlement and License Agreement (the “Agreement”) with Color Kinetics Incorporated (“Color Kinetics”) dated as of December 4, 2006 ending all pending litigation between the two companies. Under the terms of the Agreement:

•

Super Vision agreed to pay Color Kinetics $825,000 as settlement for all claims that the parties may have against each other to include all patent infringement damages and legal costs and fees that arose prior to the execution of the Agreement and the amount awarded to Color Kinetics in the final judgment issued by the U.S. District Court for the District of Massachusetts (the “Final Judgment”). The Company delivered to Color Kinetics a promissory note in the amount of $825,000 payable to Color Kinetics. The promissory note is due and payable in full by December 25, 2007, and is payable in equal twelve month installments of $68,750 beginning January 25, 2007.

•

Super Vision agreed to drop its pending claim of infringement against Color Kinetics with respect to U.S. patent #4,962,687, known as the ‘687 patent, in the U.S. District Court for the Eastern District of Texas.

SUPER VISION INTERNATIONAL, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2006

11.	CONTINGENCIES —(continued):

•	Color Kinetics agreed to drop its declaratory judgment claim of non-infringement of the ‘687 patent filed in the U.S. District Court for the District of Massachusetts.

•

Color Kinetics granted the Company a royalty bearing license to its worldwide patent portfolio, allowing the company to continue the manufacture and sale of its LED-based lighting products, including the Savi™ line.

•	Super Vision granted Color Kinetics a royalty free license to the ‘687 patent.

•

Super Vision waived its rights to appeal the Final Judgment granted to Color Kinetics by the U.S. District Court of Massachusetts on November 8, 2006. In its ruling, the Court permanently enjoined Super Vision from manufacturing or selling in the United States any of the Super Vision products that were held to infringe Color Kinetics’ patents, and all other Super Vision products which are merely colorable variations of the litigated products. By granting a license, Color Kinetics is allowing Super Vision to continue the sale of all enjoined products.

On May 10, 2006, B&S Plastics, Inc. doing business as Waterway Plastics (“B&S Plastics”) filed a law suit against the Company in the Federal District Court of the Central District of California (case number: CV06-2826-GHK (JTLx)) for patent infringement and unfair competition alleging that one of the Company’s new waterfall products infringes its patent for a pool/spa waterfall apparatus with an interchangeable outlet cap. Although the Company denied any patent infringement, on February 1, 2007 the Company and B&S Plastics entered into a settlement agreement whereby the Company agreed to modify the design and installation/instruction sheets of its waterfall product and B&S Plastics agreed to allow the Company to sell off up to 10,000 of the current product design held in inventory.

12.	REVOLVING LINE OF CREDIT:

On February 10, 2006 the Company obtained a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held with the lender. The line of credit expired on February 10, 2007 and was extended to May 10, 2007, at which time we expect that a new agreement will be entered into with the financial institution. As of December 31, 2006, there were no amounts outstanding under this line of credit and there was an available balance of $1.6 million. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.19% at December 31, 2006) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the debt service coverage ratio for the year ended December 31, 2006. However the financial institution waived this covenant violation for the year ended December 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUPER VISION INTERNATIONAL, INC.

Date: March 31, 2006	By:	/s/ Michael Bauer
Michael Bauer, President,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer Michael Bauer – President Chief Executive Officer / Director (Principal Executive Officer; Principal Financial Officer)	March 31, 2006

/s/ Deidre Fraser Deidre Fraser – Corporate Controller (Principal Accounting Officer)	March 31, 2006

/s/ Brett M. Kingstone Brett M. Kingstone—Chairman of the Board of Directors	March 31, 2006

/s/ Brian McCann Brian McCann – Director	March 31, 2006

/s/ Anthony Nicolosi Anthony Nicolosi – Director	March 31, 2006

/s/ Edgar Protiva Edgar Protiva – Director	March 31, 2006

/s/ Fritz Zeck Fritz Zeck – Director	March 31, 2006

/s/ Anthony Castor Anthony Castor – Director	March 31, 2006

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(3)

3.4	Amendment to Certificate of Incorporation(2)

3.5	Bylaws(1)

4.1	Form of Class A Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of the Company’s Class A Common Stock at an exercise price of $2.23 per share(11)

4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of the Company’s Class A Common Stock at an exercise price of $3.00 per share(12)

10.1†	Form of Indemnification Agreement(1)

10.2†	Super Vision International, Inc. 1994 Stock Option Plan, as amended and restated(2)

10.3†	Super Vision International, Inc. 2003 Stock Incentive Plan(7)

10.4†	Warrant Agreement dated as of December 21, 2005 between the Company and the Kingstone Family Ltd Partnership II(8)

10.5.1†	Employment Agreement between the Company and Michael A. Bauer dated September 9, 2005(9)

10.5.2†	Amendment to Employment Agreement between the Company and Michael A. Bauer dated January 19, 2007(13)

10.6†	Transition Agreement between the Company and Brett M. Kingstone dated September 9, 2005(20)

10.7†	Contingent Proceeds Participation Agreement between Brett M. Kingstone and the Company dated September 19, 2003(5)

10.8	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006(21)

10.9	Lease for Southridge Park Court facility(14)

10.10*	Lease for Floyd Smith Office Park facility

10.11	Form of Common Stock and Warrant Purchase Agreement by and between the Company and each purchaser in the private placement dated as of December 7, 2006(15)

10.12	Form of Registration Rights Agreement by and between the Company and each purchaser in the private placement, dated as of December 7, 2006(16)

10.13	Registration Rights Agreement between the Company and Cooper Lighting, Inc., dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between the Company and Cooper Lighting, Inc. dated as of November 23, 1998(17)

10.14	Escrow Agreement between the Company and RBC Centura Bank, dated as of November 30, 2006(18)

10.15	Exchange Agreement between the Company and Brett M. Kingstone dated March 26, 2007(19)

10.16#*	Settlement and License Agreement between the Company and Color Kinetics Incorporated dated December 4, 2006

14.1	Code of Business Conduct and Ethics(6)

23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm

31.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

# Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted provisions for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

† Management contract or compensatory plan or agreement

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 29, 1997
(3)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 22, 1998
(4)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 333-73804)
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003
(7)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed October 18, 2005
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on January 19, 2007
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 5, 2006
(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
(18)	Incorporated by Reference to the Company’s Registration Statement on Form S-3 (File No. 333-140286)
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on March 29, 2007
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on September 14, 2005
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005