Form 10QSB
period 2007-03-31
Nexxus Lighting, Inc.
filed 2007-05-15
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23590

NEXXUS LIGHTING, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	59-3046866
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9400-200 SOUTHRIDGE PARK COURT, ORLANDO, FLORIDA 32819

(Address of Principal Executive Offices) (Zip Code)

(407) 857-9900

(Issuer’s Telephone Number, Including Area Code)

Super Vision International, Inc.

8210 Presidents Drive, Orlando, FL 32809

(Former name, former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the s Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 11, 2007:
Common Stock, $.001 par value	6,711,556 shares

Transitional Small Business Disclosure Format

Yes ☐	No ☒

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$850,684	$531,181
Restricted investments	500,000	500,000
Investments	5,712,417	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $152,189 and $121,535	1,194,926	1,231,277
Inventories, less reserve of $280,043 and $274,128	3,532,921	3,463,367
Prepaid expenses	430,111	261,852
Other assets	32,011	21,751

Total current assets	12,253,070	12,480,828

Property and Equipment	3,600,857	3,728,285
Accumulated depreciation and amortization	(2,726,938)	(2,699,239)

Net property and equipment	873,919	1,029,046

Deposits on equipment	14,295	—
Patents and trademarks, less accumulated amortization of $128,367 and $122,747	231,747	213,131
Other intangible assets, less accumulated amortization of $92,023 and $84,627	52,964	60,359
Other assets	70,419	67,020

	$13,496,414	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,321,963	$1,155,162
Related party payable	—	20,700
Accrued compensation and benefits	133,402	111,932
Revolving line of credit	267,964	—
Notes payable	618,750	1,157,846
Deposits	11,529	22,697

Total current liabilities	2,353,608	2,468,337

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued		—
Class A common stock, $.001 par value, 25,000,000 shares authorized, 6,711,556 and 6,097,476 issued and outstanding	6,712	6,098
Class B common stock, $.001 par value, 3,389,134 shares authorized, none and 483,264 issued and outstanding. Each share of Class B common stock was entitled to five votes per share.	—	483
Additional paid-in capital	19,215,630	19,142,231
Accumulated deficit	(8,079,536)	(7,766,765)

Total stockholders’ equity	11,142,806	11,382,047

	$13,496,414	$13,850,384

See accompanying notes to condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$2,407,278	$2,679,667
Cost of sales	1,412,043	1,526,809

Gross margin	995,235	1,152,858

Operating expenses:
Selling, general and administrative	1,271,101	1,197,115
Research and development	100,721	169,884

Total operating expenses	1,371,822	1,366,999

Operating loss	(376,587)	(214,141)

Non-Operating Income (Expense):
Interest income	64,894	11,742
Interest expense	(6,017)	(87,312)
Other income	4,939	74,621

Total non-operating income (expense)	63,816	(949)

Net loss	$(312,771)	$(215,090)

Net Loss Per Common Share:
Basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	6,594,016	2,544,670

See accompanying notes to unaudited condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(312,771)	$(215,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205,279	142,017
Amortization of intangible assets	13,015	13,046
Increase in inventory reserve	5,915	4,834
Bond discount amortization	(3,955)	—
Realized gain on available-for-sale securities	—	8,318
Stock-based compensation	53,179	23,487
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	36,351	13,806
Inventories	(75,469)	(400,540)
Prepaid expense	(168,259)	(93,436)
Other assets	(13,660)	(20,010)
Increase (decrease) in:
Accounts payable and related party payable	146,101	248,906
Accrued compensation and benefits	21,470	(117,009)
Customer deposits	(11,168)	(5,580)

Total adjustments	208 ,799	(182,161)

Net cash used in operating activities	(103,972)	(397,251)

Cash Flows from Investing Activities:
Purchase of property and equipment	(64,445)	(212,279)
Proceeds from sale of investments	3,833,486	943,128
Purchases of investments	(3,070,548)	(433,470)
Acquisition of patents and trademarks	(24,236)	(8,682)

Net cash provided by investing activities	674,257	288,697

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	267,964	448,000
Payments on notes payable	(539,096)	—
Payments on capital lease obligation	—	(53,562)
Proceeds from exercise of employee stock options	20,350	631

Net cash (used in) provided by financing activities	(250,782)	395,069

Net Increase in Cash and Cash Equivalents	319,503	286,515

Cash and Cash Equivalents, beginning of period	531,181	331,023

Cash and Cash Equivalents, end of period	$850,684	$617,538

Supplemental Cash Flow Information
Cash paid for interest	$6,017	$87,312

See accompanying notes to unaudited condensed financial statements.

Nexxus Lighting, Inc.

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007 or for any future period.

1.	Summary of Significant Accounting Policies

Revenue recognition—Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. Our products typically carry a two-year warranty that includes replacement of defective parts. The annual expenses associated with such warranties are not material to our operations and we do not record a reserve for future warranty costs.

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

The lender for our revolving line of credit requires that we maintain a minimum investment balance of $500,000 in accounts held at the lender which is classified as restricted investments.

At March 31, 2007, the Company held investments in marketable debt securities that were classified as held-to-maturity with varying maturity dates up to one year and consisted of the following:

	March 31, 2007	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
	Net Carrying Amount
Corporate Bonds	$ 6,212,417	$6,110	$—	$6,208,192

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements—Continued

1.	Summary of Significant Accounting Policies (continued):

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

	Three Months Ended March 31,
	2007	2006
Expected volatility	71% – 72%	38.9%
Weighted-average volatility	71.5%	38.9%
Risk-free interest rate	4.6% – 4.7%	4.5%
Expected dividend yield	0%	0%
Expected life in years	3.2 – 9.1	7.0

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended March 31, 2007 and 2006 were $53,179 and $23,487, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the quarters ended March 31, 2007 and 2006 to increase by $0.01.

Nexxus Lighting, Inc.

Notes to Financial Statements—Continued

1.	Summary of Significant Accounting Policies (continued):

Income Taxes—The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Recent accounting pronouncements—In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

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

2.	Inventories:

Inventories consist of the following:

	(Unaudited) March 31, 2007	December 31, 2006
Raw materials	$2,676,822	$2,603,353
Work in process	7,771	7,771
Finished goods	1,128,371	1,126,371

	3,812,964	3,737,495
Less: Reserve for obsolescence	(280,043)	(274,128)

Net inventories	$3,532,921	$3,463,367

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

3.	Operating Lease Obligations:

On November 30, 2006, we entered into a new five-year operating lease agreement with EastGroup Properties, L.P. Effective April 1, 2007, the Company relocated its Orlando, Florida manufacturing operations to approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida for its Orlando operations facility. The lease is triple net with scheduled annual rent increases. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The Company paid $28,576 as a security deposit pursuant to the lease.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company will lease approximately 2,100 square feet of class A office space at a gross rental rate of $3,400 per month, including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The Company paid $3,400 as a security deposit pursuant to the lease.

4.	Stock Option Plan:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of March 31, 2007, options to purchase 72,032 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. On April 23, 2007, the Company filed its definitive proxy statement which includes a proposal to increase shares under the 2003 Plan to 670,000. The affirmative vote of a majority of the total votes cast by the holders of shares present in person or by proxy at the Annual Meeting, to be held on May 17, 2007, and entitled to vote at the Annual Meeting, is required to approve the amendment to the 2003 Stock Incentive Plan. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of March 31, 2007, 329,448 shares of common stock were vested and exercisable under the 2003 Plan.

The weighted average fair value of options granted during the quarters ended March 31, 2007 and 2006 was $4.07 and $1.84 per share, respectively.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Option Plan (continued):

The following table summarizes activity in the stock option plans for the three months ended March 31, 2007:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2006	—	654,932	$4.71

Options granted at market	(89,450)	89,450	$2.56
Options exercised	—	(300)	$2.10
Options forfeited or expired	105,817	(226,217)	$4.27

Balance, December 31, 2006	16,367	517,865	$3.73

Options granted at market	(1,300)	1,300	$4.07
Options exercised	—	(10,000)	$2.04
Options forfeited or expired	17,733	(21,933)	$4.73

Balance, March 31, 2007	32,800	487,232	$3.72

The weighted average fair value of options granted at market in the three months ended March 31, 2007 and 2006 was $2.11 and $2.83 per option, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2007 and 2006 was $22,900 and $366, respectively. The aggregate intrinsic value of the outstanding options at March 31, 2007 was $230,670. At March 31, 2007, the 487,232 options outstanding under both plans are summarized as follows:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
294,465	$1.81 – $3.98	$3.03	8.1 years
157,867	$4.00 – $6.00	$4.40	7.5 years
34,900	$6.05 – $9.31	$6.48	2.9 years

A summary of the non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	114,352	$3.59
Granted	1,300	$2.11
Vested	(29,900)	$3.47

Non-vested at March 31, 2007	85,752	$2.38

As of March 31, 2007, the total compensation cost related to non-vested awards will be approximately $158,202, $3,809 and $1,099 for the years ended December 31, 2007, 2008, and 2009 respectively.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Stock Option Plan (continued):

The aggregate intrinsic value of the exercisable options was $220,042 at March 31, 2007. The total fair value of shares vested during the quarter ended March 31, 2007 was approximately $103,796. As of March 31, 2007, 401,480 options were vested and exercisable under both plans as summarized below.

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
211,747	$1.81 - $3.98	$3.40	8.0 years
154,933	$4.00 - $6.00	$4.88	7.4 years
34,800	$6.05 - $9.31	$6.45	2.9 years

The Company granted options during 2005 whose vesting is contingent on meeting certain goals such as revenue growth and net income levels for fiscal years 2006 and 2007. In addition, the Company’s CEO was granted 50,000 shares during 2006 based on the Company’s ability to raise equity which was vested upon the successful completion of the Private Placement in December 2006. As of March 31, 2007, there was unrecognized compensation cost related to non-vested performance options of approximately $148,400. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of March 31, 2007 and changes during the quarter then ended is presented below. These shares were also included in the summary of activity of stock option plans for the quarter ended March 31, 2007 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	150,000	$2.55
Forfeited or expired	(6,750)	$4.30

Outstanding at March 31, 2007	143,250	$2.47	8.9	$266,798

Exercisable at March 31, 2007	68,250	$2.76	9.4	$107,048

A summary of the non-vested shares that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of March 31, 2007 and changes during the quarter then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	100,000	$3.59
Vested	(18,250)	$3.59
Forfeited	(6,750)	$3.59

Non-vested at March 31, 2007	75,000	$3.59

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

5.	Revolving line of credit

On February 10, 2006 the Company obtained a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held with the lender. The line of credit expired on May 10, 2007 and was extended to June 10, 2007, at which time we expect that a new agreement will be entered into with the financial institution. As of March 31, 2007, there was approximately $268,000 outstanding under this line of credit and there was an available balance of $1.4 million. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.17% at March 31, 2007) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the debt service coverage ratio or operating loss requirement for the quarter ended March 31, 2007. However the financial institution waived these covenant violations for the quarter ended March 31, 2007.

6.	Earnings (Loss) per Share:

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the quarters ended March 31, 2007 and 2006 because the related shares are contingently issuable or to do so would have been anti-dilutive. At March 31, 2007 and 2006, the Company had 4,126,190 and 1,038,857 potentially dilutive common shares, respectively, that were not included in diluted net loss per share.

7.	Contingencies:

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

8.	Capital Stock:

Class B common stock—Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock were automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”), an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which is entitled to five votes per share and the Class A Common Stock, which is entitled to one vote per share. Effective April 11, 2007, each share of Class A Common Stock was automatically reclassified as and converted into one share of Common Stock, $.001 par value per share, of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and to the audited Financial Statements and related Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company’s fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.

Overview

In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. The name change symbolizes a significant shift in the strategic direction and market focus of the company. This significant shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls as a replacement for conventional incandescent lighting systems for general lighting applications. The Company will focus its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications.

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

Three months ended March 31, 2007 vs. 2006

Results of Operations

Revenues and Gross Margin

	(Unaudited) Quarter Ended March 31,
	2007	2006	Change	% Change
Revenues	$2,407,278	$2,679,667	$(272,389)	(10)%
Cost of Sales	1,412,043	1,526,809	(114,766)	(8)%

Gross Margin	$995,235	$1,152,858	$(157,623)	(-14)%

Gross Margin %	41%	43%

Sales of fiber optic lighting (FOL) products accounted for 43% and 46% of the Company’s revenue during the quarters ended March 31, 2007 and 2006, respectively, while sales of LED products accounted for 52% and 48% of the Company’s revenue for the quarters ended March 31, 2007 and 2006, respectively. Commercial lighting sales for the first quarter of 2007 increased 30% as compared to the same period in 2006, driven by a 148% increase in LED product sales. The 148% increase in commercial LED lighting sales was driven by sales of our broad line of SaVi™ brand architectural LED lighting products during the quarter. However, this increase was offset by a decrease in revenue from the sale of LED lighting products and systems in the Pool and Spa and International markets of 41% and 21%, respectively. The Pool and Spa industry saw a sharp decrease in volume in March 2007 related to the growing slow down in residential construction and unseasonably bad weather across much of the United States that slowed pool construction nationwide. The International market saw decreases across several markets where the company had enjoyed previous successes with its FlexLED sign lighting products, but where now aggressive local pricing tactics are being employed by competitors. Moving forward, we expect to continue to see our overall product volume mix continue to shift away from sales of fiber optic lighting to a greater percentage of sales of LED lighting products and systems. However, we believe that sales of our fiber optic lighting products will remain a major revenue source of our business, especially in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting. We are expanding our product offerings to reach broader market applications. In January 2007, we introduced an expanded line of LED products designed to capture market segments that have not historically been tapped by either fiber optic or LED lighting. We also introduced a new version of our Digital Lighting System to strengthen our presence in the portable spa and OEM markets.

Revenues for the three months ended March 31, 2007 were approximately $2,407,000 as compared to approximately $2,680,000 for the three months ended March 31, 2006, a decrease of approximately $272,000, or 10%. Revenues from sales of commercial lighting products increased 30% or approximately $240,000 in the first quarter of 2007, driven by a 148% increase in LED lighting systems sales. This increase was offset in part by a decrease of approximately $111,000 or 18% in International lighting sales and a decrease of $402,108 or 32% in sales to the pool and spa market primarily related to the March 2007 decrease in sales where the industry saw purchases dramatically slow in correlation to the growing slow down in residential construction and unseasonably bad weather across much of the United States that has delayed spring pool construction nationwide. The International market saw decreases across several markets where the company had enjoyed previous successes with its FlexLED sign lighting products, but where now aggressive local pricing tactics are being employed by competitors. The decrease in international sales was primarily driven by lower revenue from European, Middle Eastern and South American countries.

Gross margin for the quarter ended March 31, 2007 was approximately $995,000 or 41% as compared to approximately $1,153,000 or 43% for the quarter ended March 31, 2006. Gross margin is dependent, in part, on product mix, as well as the mix of customers, which fluctuates from time to time. The decrease in gross margin was primarily the result of the overall shift in product mix toward increased revenues from the sale of LED lighting products which generally have a lower gross margin than fiber optic lighting products. Revenues from the sale of fiber optic lighting products accounted for 43% and 46% of the total revenue for the quarters ended March 31, 2007 and 2006, respectively. While revenues from the sale of LED lighting products represented 53% and 48% of the total revenue for the quarters ended March 31, 2007 and 2006, respectively.

Operating (Loss) Income

	(Unaudited) Quarter Ended March 31,
	2007	2006	Change	% Change
Gross Margin	$995,235	$1,152,858	$(157,623)	(14)%

Less operating expenses:
Selling, general & administrative	1,271,101	1,197,115	73,986	6%
Research & development	100,721	169,884	(69,163)	(41)%

Total operating expenses	1,371,822	1,366,999	4,823	0.4%

Operating loss	$(376,587)	$(214,141)	$(162,446)	76%

Selling, general and administrative expenses were approximately $1,271,000 during the three months ended March 31, 2007 as compared to approximately $1,197,000 for the same period in 2006, an increase of approximately $74,000 or 6%. The net increase was principally due to increases in depreciation expense of approximately $89,000, legal expenses of approximately $51,000, commission and royalty expenses of approximately $48,000, and bad debt expenses of approximately $14,000. The increase in depreciation expense was primarily related to the depreciation of the new carrying cost of leasehold improvements after impairment relating to the capital least termination of the Company’s previous operating facility at 8210 Presidents Drive, Orlando, FL. Effective April 1, 2007, the Company relocated to a new operating facility under a 5-year operating lease. Increases in legal expense were primarily related to general matters including Securities and Exchange Commission reporting requirements. Commission and royalty expenses increased primarily as a result of the increase in revenue from sales in the commercial lighting market and bad debt expense increased mainly due to certain customer’s inability to pay for previous purchases. These increases were offset by decreases in consulting fees of approximately $72,000 relating to a reduction in hiring and temporary staffing needs, labor and fringe costs of approximately $38,000 relating to lower staffing levels and property taxes of approximately $19,000 relating to lower property values.

Research and development expenses were approximately $101,000 during the three months ended March 31, 2007 as compared to approximately $170,000 during the same period in 2006. The reduction in research and development expenses was primarily due to a reduction in new product development expense based on the timing of new product introductions and reduced purchases of prototyping and engineering supplies. Management believes strongly in new product development and has an ongoing plan for introducing new products in 2007 and beyond based on advanced LED technology.

Interest

Interest expense of approximately $6,000 for the quarter ended March 31, 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $87,000 for the same period in 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, which resulted in the termination of the capital lease obligation which had a term of fifteen-years extending through June 15, 2012. Interest income was approximately $65,000 and $12,000 for the three months ended March 31, 2007 and 2006, respectively. Interest income increased in the first quarter of 2007 as a result of higher investment account balances during the period. The higher investment account balances was primarily due to the investment of a portion of the net proceeds of approximately $8,350,000 received by the Company from the sale of common stock and warrants in a private placement completed in December 2006.

Other Income

Other income was approximately $5,000 for the three months ended March 31, 2007 compared to approximately $75,000 for the same period in 2006. The source of other income for the quarter ended March 31, 2007 was mainly royalties received during the period. The source of other income for the quarter ended March 31, 2006 was primarily proceeds from the sub-lease of our old facility and royalties from a number of license agreements relating to our patent portfolio and intellectual property used in the LED technology acquired from High End Systems, Inc. and Jerry Laidman in 2005.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations and as a result there was no provision for income tax during the three months ended March 31, 2007 and 2006, respectively.

Net Loss

Net loss for the three months ended March 31, 2007 was approximately $313,000, or $0.05 per basic and diluted common share, as compared to a net loss of approximately $215,000, or $0.08 per basic and diluted common share, for the quarter ended March 31, 2006. The loss was primarily due to reduced revenues and gross margins and increased selling, general and administrative expenses.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP (Generally Accepted Accounting Principle) financial measure provided as additional information to investors in order to provide them with an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, management believes that EBITDA may provide additional information with respect to the Company’s performance and its ability to meet future debt service, capital expenditures and working capital requirements.

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2007	2006	Change	%
Net Loss	$(312,771)	$(215,090)	$(97,681)	45%
Plus:
Interest	6,017	87,312	(81,295)	(93)%
Depreciation	205,279	142,017	63,262	45%
Amortization	13,015	13,046	(31)	0%
Taxes	—	—	—	—

EBITDA	$(88,460)	$27,285	$(115,745)	(424)%

% of Revenues	-4%	1%

The approximately $116,000 reduction in EBITDA for the three months ended March 31, 2007, as compared to EBITDA of approximately $27,000 for the same period in 2006 was primarily the result of reduced revenues and increased selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2007 the Company had working capital of approximately of $9,899,000, a decrease of approximately 1% or $114,000, compared to working capital of approximately $10,013,000 at December 31, 2006. During the quarter ended March 31, 2007, the Company financed its operations primarily from investments, working capital, cash on hand and borrowings under its revolving line of credit.

Cash Flows from Operating Activities

	(Unaudited) March 31, 2007	December 31, 2006	Change	% Change
Selected Balance Sheet Items
Cash and investments	$7,063,101	$7,502,581	$(439,480)	(6)%
Trade accounts receivable, net	1,194,926	1,231,277	(36,351)	(3)%
Inventories, net	3,532,921	3,463,367	69,554	2%
Prepaid expenses	430,111	261,852	168,259	64%
Accounts payable	1,321,963	1,155,162	166,801	14%

Net cash used in operations amounted to approximately $104,000 for the quarter ended March 31, 2007 as compared to approximately $397,000 for the first quarter of 2006. Increases in prepaid expense and inventories of approximately $168,000 and $75,000, respectively, were the most significant uses of cash in operating activities. The increase in inventory and prepaid expenses was mainly due to the replenishment of LED products to stock. The increase in prepaid expense was primarily attributable to prepaid inventory and health insurance premiums. Other uses of cash included increases in other assets of approximately $14,000 and decreases in customer deposits of approximately $11,000. These uses of cash were mostly offset by increases in accounts payable and accrued compensation and benefits of approximately $167,000 and $21,000, respectively and a decrease of approximately $36,000 in accounts receivable. The increases were primarily due to timing of payments to suppliers and payroll and the timing of payments received from customers.

Cash Flows from Investing Activities

Net cash provided by investing activities for the quarter ended March 31, 2007 amounted to approximately $674,000 compared to net cash provided by investing activities of approximately $289,000 for the quarter ended March 31, 2006. Net cash provided by investing activities in the quarter was primarily related to net proceeds from the sale of investments of approximately $3,833,000, partially offset by purchases of investments of approximately $3,071,000, and the costs to upgrade certain computer hardware and software, and acquisitions of new product tooling and other fixed assets of approximately $64,000. In addition, the Company invested approximately $24,000 in patents and trademarks during the period.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2007 was approximately $251,000. The Company periodically borrows from its line of credit to fund operating activities. Net borrowings from the line of credit were approximately $268,000 during the period ended March 31, 2007. In addition, the Company received approximately $20,000 in proceeds from the exercise of employee stock options during the first quarter of 2007. These sources of cash were offset by promissory note payments of approximately $539,000 during the three month period ended March 31, 2007. During November 2006, the Company entered into a capital lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty, Inc. for the Company’s previous operating facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its previous operating facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party. In connection with the lease termination agreement, Max King Realty, Inc. incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the amount of the prepayment penalty by delivery of an unsecured promissory note in the amount of $332,846. The promissory note was paid in full in January 2007.

On December 6, 2006, the Company announced that it has entered into a Settlement and License Agreement (the “Agreement”) with Color Kinetics Incorporated (“Color Kinetics”) dated as of December 4, 2006 ending all pending litigation between the two companies. Under the terms of the Agreement the Company agreed to pay Color Kinetics $825,000 as settlement for all claims that the parties may have against each other to include all patent infringement damages and legal costs and fees that arose prior to the execution of the Agreement and the amount awarded to Color Kinetics in the final judgment issued by the U.S. District Court for the District of Massachusetts (the “Final Judgment”). The Company delivered to Color Kinetics a promissory note in the amount of $825,000 payable to Color Kinetics. The promissory note is due and payable in full by December 25, 2007, and is payable in equal twelve month installments of $68,750 beginning January 25, 2007. Total payments against the promissory note were approximately $206,000 for the quarter ended March 31, 2007.

Contractual Obligations

Operating Lease Obligations

On November 30, 2006, we entered into a new five year operating lease agreement with EastGroup Properties, L.P. Commencing April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida for its Orlando operations facility. The lease is triple net with scheduled annual rent increases. Base rent under the lease started on April 1, 2007, with monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The Company paid $28,576 as a security deposit pursuant to the lease.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company will lease approximately 2,100 square feet of class A office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The Company paid $3,400 as a security deposit pursuant to the lease.

Revolving line of credit

On February 10, 2006 the Company obtained a $1,200,000 revolving line of credit from a financial institution to manage our working capital needs in conjunction with our cash and investments. On June 30, 2006, the revolving line of credit was increased to $1,600,000 with the requirement that we maintain a minimum investment balance of $500,000 in accounts held with the lender. The line of credit expired on May 10, 2007 and was extended to June 10, 2007, at which time we expect that a new agreement will be entered into with the financial institution. As of March 31, 2007, there was approximately $268,000 outstanding under this line of credit and there was an available balance of $1.4 million. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.17% at March 31, 2007) and is payable monthly. The agreement includes financial covenants related to maintenance of tangible net worth and operating losses and achievement of a debt service coverage ratio. The Company was not in compliance with the operating loss covenant nor the debt service coverage ratio for the quarter ended March 31, 2007. However the financial institution waived these covenant violations for the quarter ended March 31, 2007.

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

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Critical Accounting Policies

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory obsolescence, and stock-based compensation.

Allowance for doubtful accounts receivable—Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels.

Inventory obsolescence—Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory that is currently used and sold within twelve months of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence was adequate at March 31, 2007 and December 31, 2006.

Stock-based compensation—We account for stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123R). Under SFAS No. 123R, stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date, is recognized over the relevant service period, and is adjusted each period for anticipated forfeitures. We estimate the fair value of each stock-based award on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to stock price volatility, the expected life of options, a risk-free interest rate and dividend yield. Many of these assumptions are highly subjective and require the exercise of management judgment. Our management must also apply judgment in developing an estimate of awards that may be forfeited. If our actual experience differs significantly from our estimates and we choose to employ different assumptions in the future, the stock-based compensation expense that we record in future periods may differ materially from that recorded in the current period.

Item 3.	Controls and Procedures

The term “disclosure controls and procedures” refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods. Our chief executive officer and principal financial officer, or persons performing similar functions, have concluded, based on their evaluation as of March 31, 2007, that our disclosure controls and procedures are effective.

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

Item 6.	Exhibits

Exhibits.

Exhibit Number	Document Description
31.1	Certifications of chief executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of chief executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 15, 2007
Michael A. Bauer, President and Chief Executive Officer
(Principal Executive Officer; Principal Financial Officer)

By:	/s/ Deidre Fraser	Date: May 15, 2007
Deidre Fraser, Corporate Controller
(Principal Accounting Officer)