Form 10QSB/A
period 2007-03-31
Nexxus Lighting, Inc.
filed 2007-07-12
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

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

Yes  ☐    No  ☒

EXPLANATORY NOTE

As disclosed in the Nexxus Lighting, Inc. (the “Company”) Current Report on Form 8-K dated July 10, 2007, the Company is restating its condensed unaudited financial statements for the three months ended March 31, 2007 to correct an overstatement of legal and professional expenses and an understatement of accrued liabilities during the period related to the Company’s private placement of equity securities completed in December 2006.

The Company is filing this Amendment No. 1 to its quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2007 to restate its condensed unaudited financial statements for the three months ended March 31, 2007 contained in the Original Filing. On July 10, 2007, the Company determined to restate its condensed unaudited financial statements included in the Original Filing. Such financial statements are being restated to correct an overstatement of legal and professional expenses of $65,228 during the period related to the Company’s private placement of equity securities in December 2006, which should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. In addition, an understatement in accrued liabilities of $51,492 as of March 31, 2007 is also being corrected to record other charges related to the December 2006 private placement which were not previously accrued as of March 31, 2007. These charges will also be recorded as a reduction to additional paid in capital resulting in a total decrease to additional paid in capital of $116,720 as of March 31, 2007. The impact on the quarterly unaudited statement of operations included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2007 is summarized below:

Three months ended March 31, 2007
Net loss, as previously reported	$(312,771)
Decrease in selling, general and administrative expenses	$65,228
Net loss, as restated	$(247,543)
Loss per share, as previously reported	$(0.05)
Loss per share, as restated	$(0.04)

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

Except for the foregoing amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred after the filing of the Original Filing on May 15, 2007.

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2007	December 31, 2006

ASSETS
Current Assets:
Cash and cash equivalents	$850,684	$531,181
Restricted investments	500,000	500,000
Investments	5,712,417	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $152,189 and $121,535	1,194,926	1,231,277
Inventories, less reserve of $280,043 and $274,128	3,532,921	3,463,367
Prepaid expenses	430,111	261,852
Other assets	32,011	21,751

Total current assets	12,253,070	12,480,828

Property and Equipment	3,600,857	3,728,285
Accumulated depreciation and amortization	(2,726,938)	(2,699,239)

Net property and equipment	873,919	1,029,046

Deposits on equipment	14,295	—
Patents and trademarks, less accumulated amortization of $128,367 and $122,747	231,747	213,131
Other intangible assets, less accumulated amortization of $92,023 and $84,627	52,964	60,359
Other assets	70,419	67,020

	$13,496,414	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,373,456	$1,155,162
Related party payable	—	20,700
Accrued compensation and benefits	133,402	111,932
Revolving line of credit	267,964	—
Notes payable	618,750	1,157,846
Deposits	11,529	22,697

Total current liabilities	2,405,101	2,468,337
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued		—
Class A common stock, $.001 par value, 25,000,000 shares authorized, 6,711,556 and 6,097,476 issued and outstanding	6,712	6,098
Class B common stock, $.001 par value, 3,389,134 shares authorized, none and 483,264 issued and outstanding. Each share of Class B common stock was entitled to five votes per share.	—	483
Additional paid-in capital	19,098,909	19,142,231
Accumulated deficit	(8,014,308)	(7,766,765)

Total stockholders’ equity	11,091,313	11,382,047

	$13,496,414	$13,850,384

See accompanying notes to condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$2,407,278	$2,679,667
Cost of sales	1,412,043	1,526,809

Gross margin	995,235	1,152,858

Operating expenses:
Selling, general and administrative	1,205,873	1,197,115
Research and development	100,721	169,884

Total operating expenses	1,306,594	1,366,999

Operating loss	(311,359)	(214,141)

Non-Operating Income (Expense):
Interest income	64,894	11,742
Interest expense	(6,017)	(87,312)
Other income	4,939	74,621

Total non-operating income (expense)	63,816	(949)

Net loss	$(247,543)	$(215,090)

Net Loss Per Common Share:
Basic and diluted	$(0.04)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	6,594,016	2,544,670

See accompanying notes to unaudited condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(247,543)	$(215,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205,279	142,017
Amortization of intangible assets	13,015	13,046
Increase in inventory reserve	5,915	4,834
Bond discount amortization	(3,955)	—
Realized gain on available-for-sale securities	—	8,318
Stock-based compensation	53,179	23,487
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	36,351	13,806
Inventories	(75,469)	(400,540)
Prepaid expense	(168,259)	(93,436)
Other assets	(13,660)	(20,010)
Increase (decrease) in:
Accounts payable and related party payable	197,594	248,906
Accrued compensation and benefits	21,470	(117,009)
Customer deposits	(11,168)	(5,580)

Total adjustments	260,292	(182,161)

Net cash provided by (used in) operating activities	12,749	(397,251)

Cash Flows from Investing Activities:
Purchase of property and equipment	(64,445)	(212,279)
Proceeds from sale of investments	3,833,486	943,128
Purchases of investments	(3,070,548)	(433,470)
Acquisition of patents and trademarks	(24,236)	(8,682)

Net cash provided by investing activities	674,257	288,697

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	267,964	448,000
Payments on notes payable	(539,096)	—
Payments on capital lease obligation	—	(53,562)
Costs of private placement	(116,721)	—
Proceeds from exercise of employee stock options	20,350	631

Net cash (used in) provided by financing activities	(367,503)	395,069

Net Increase in Cash and Cash Equivalents	319,503	286,515

Cash and Cash Equivalents, beginning of period	531,181	331,023

Cash and Cash Equivalents, end of period	$850,684	$617,538

Supplemental Cash Flow Information
Cash paid for interest	$6,017	$87,312

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

At March 31, 2007, the Company held investments in marketable debt securities that were classified as held-to-maturity with varying maturity dates up to one year and consisted of the following:

	March 31, 2007
	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$6,212,417	$6,110	$—	$6,208,192

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)—Continued

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

	Three Months Ended March 31,
	2007	2006
Expected volatility	71% - 72%	38.9%
Weighted-average volatility	71.5%	38.9%
Risk-free interest rate	4.6% - 4.7%	4.5%
Expected dividend yield	0%	0%
Expected life in years	3.2 - 9.1	7.0

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended March 31, 2007 and 2006 were $53,179 and $23,487, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the quarters ended March 31, 2007 and 2006 to increase by $0.01.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)—Continued

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

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
294,465	$1.81 - $3.98	$3.03	8.1 years
157,867	$4.00 - $6.00	$4.40	7.5 years
34,900	$6.05 - $9.31	$6.48	2.9 years

A summary of the non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	114,352	$3.59
Granted	1,300	$2.11
Vested	(29,900)	$3.47

Non-vested at March 31, 2007	85,752	$2.38

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

Operating (Loss) Income

	(Unaudited) Quarter Ended March 31,
	2007	2006	Change	% Change
Gross Margin	$995,235	$1,152,858	$(157,623)	(14)%
Less operating expenses:
Selling, general & administrative	1,205,873	1,197,115	8,758	1%
Research & development	100,721	169,884	(69,163)	(41)%

Total operating expenses	1,306,594	1,366,999	(60,405)	0.4%

Operating loss	$(311,359)	$(214,141)	$(97,218)	45%

Selling, general and administrative expenses were approximately $1,206,000 during the three months ended March 31, 2007 as compared to approximately $1,197,000 for the same period in 2006, an increase of approximately $9,000 or 1%. The net increase was principally due to increases in depreciation expense of approximately $89,000, commission and royalty expenses of approximately $48,000, and bad debt expenses of approximately $14,000. The increase in depreciation expense was primarily related to the depreciation of the new carrying cost of leasehold improvements after impairment relating to the capital lease termination of the Company’s previous operating facility at 8210 Presidents Drive, Orlando, FL. Effective April 1, 2007, the Company relocated to a new operating facility under a 5-year operating lease. Commission and royalty expenses increased primarily as a result of the increase in revenue from sales in the commercial lighting market and bad debt expense increased mainly due to certain customer’s inability to pay for previous purchases. These increases were offset by decreases in consulting fees of approximately $72,000 relating to a reduction in hiring and temporary staffing needs, labor and fringe costs of approximately $38,000 relating to lower staffing levels, property taxes of approximately $19,000 relating to lower property values, and legal expense and consulting fees of approximately $14,000 primarily relating to the reduction in litigation activities during the three months ended March 31, 2007 compared to the same period in 2006.

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

Net Loss

Net loss for the three months ended March 31, 2007 was approximately $248,000, or $0.04 per basic and diluted common share, as compared to a net loss of approximately $215,000, or $0.08 per basic and diluted common share, for the quarter ended March 31, 2006. The loss was primarily due to reduced revenues and gross margins offset by reduced research and development expenses and increased non-operating income.

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2007	2006	Change	%
Net Loss	$(247,543)	$(215,090)	$(32,453)	15%
Plus:
Interest	6,017	87,312	(81,295)	(93)%
Depreciation	205,279	142,017	63,262	45%
Amortization	13,015	13,046	(31)	0%
Taxes	—	—	—	—

EBITDA	$(23,232)	$27,285	$(50,517)	(185)%

% of Revenues	-1%	1%

The approximately $51,000 reduction in EBITDA for the three months ended March 31, 2007, as compared to EBITDA of approximately $27,000 for the same period in 2006 was primarily the result of reduced revenues and gross margins offset by reduced research and development expenses and increased non-operating income.

Liquidity and Capital Resources

At March 31, 2007 the Company had working capital of approximately of $9,848,000, a decrease of approximately 2% or $165,000, compared to working capital of approximately $10,013,000 at December 31, 2006. During the quarter ended March 31, 2007, the Company financed its operations primarily from investments, working capital, cash on hand and borrowings under its revolving line of credit.

Cash Flows from Operating Activities

	(Unaudited) March 31, 2007	December 31, 2006	Change	% Change
Selected Balance Sheet Items
Cash and investments	$7,063,101	$7,502,581	$(439,480)	(6)%
Trade accounts receivable, net	1,194,926	1,231,277	(36,351)	(3)%
Inventories, net	3,532,921	3,463,367	69,554	2%
Prepaid expenses	430,111	261,852	168,259	64%
Accounts payable	1,373,456	1,155,162	218,294	19%

Net cash provided by operations amounted to approximately $13,000 for the quarter ended March 31, 2007 as compared to approximately $397,000 for the first quarter of 2006. Increases in prepaid expense and inventories of approximately $168,000 and $75,000, respectively, were the most significant uses of cash in operating activities. The increase in inventory and prepaid expenses was mainly due to the replenishment of LED products to stock. The increase in prepaid expense was primarily attributable to prepaid inventory and health insurance premiums. Other uses of cash included increases in other assets of approximately $14,000 and decreases in customer deposits of approximately $11,000. These uses of cash were mostly offset by increases in accounts payable and accrued compensation and benefits of approximately $198,000 and $21,000, respectively and a decrease of approximately $36,000 in accounts receivable. The increases were primarily due to timing of payments to suppliers and payroll and the timing of payments received from customers.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2007 was approximately $368,000. The Company periodically borrows from its line of credit to fund operating activities. Net borrowings from the line of credit were approximately $268,000 during the period ended March 31, 2007. In addition, the Company received approximately $20,000 in proceeds from the exercise of employee stock options during the first quarter of 2007. These sources of cash were offset by promissory note payments of approximately $539,000 during the three month period ended March 31, 2007 and approximately $117,000 in payments for legal, consulting fees and other charges related to the private placement of the Company’s equity securities completed in December 2006. During November 2006, the Company entered into a capital lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty, Inc. for the Company’s previous operating facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its previous operating facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party. In connection with the lease termination agreement, Max King Realty, Inc. incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the amount of the prepayment penalty by delivery of an unsecured promissory note in the amount of $332,846. The promissory note was paid in full in January 2007.

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

As discussed elsewhere in this Form 10-QSB/A, on July 10, 2007 the Company determined to restate its previously filed condensed unaudited financial statements included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2007 to correct an overstatement of legal and professional expenses and an understatement of accrued liabilities during the period related to the Company’s private placement of equity securities completed in December 2006.

Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board, or PCAOB, indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.” Accordingly, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-QSB/A. As part of their evaluation, they reviewed the circumstances surrounding the restatement of our previously issued unaudited interim financial statements for the three months ended March 31, 2007.

Our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2007 to properly report legal and professional fees related to the private placement. Our disclosure controls and procedures now include performing additional levels of review by the Company’s accounting personnel. Accordingly, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of the filing date of this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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

Item 6.	Exhibits

Exhibits.

Exhibit Number	Document Description
31.1	Certifications of chief executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley, Act of 2002*

32.1	Certifications of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: July 10, 2007
Michael A. Bauer, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Oakley	Date: July 10, 2007
John Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)