Form 10QSB/A
period 2007-03-31
Nexxus Lighting, Inc.
filed 2007-07-31
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

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

The Company is filing this Amendment No. 2 to its quarterly report on Form 10-QSB for the quarter ended March 31, 2007 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2007 to restate its condensed unaudited financial statements for the three months ended March 31, 2007 contained in the Original Filing. On July 10, 2007, the Company determined to restate its condensed unaudited financial statements included in the Original Filing. Such financial statements are being restated to correct an overstatement of legal and professional expenses of $65,228 during the period related to the Company’s private placement of equity securities in December 2006, which should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. In addition, an understatement in accrued liabilities of $51,493 as of March 31, 2007 is also being corrected to record other charges related to the December 2006 private placement which were not previously accrued as of March 31, 2007. These charges will also be recorded as a reduction to additional paid in capital resulting in a total decrease to additional paid in capital of $116,721 as of March 31, 2007. See Note 9 to the financial statements included herein for the impact of this restatement on the balance sheet, statement of operations and statement of cash flows for the quarter ended March 31, 2007.

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

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Balance Sheets

	(Unaudited) March 31, 2007 (As restated)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$850,684	$531,181
Restricted investments	500,000	500,000
Investments	5,712,417	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $152,189 and $121,535	1,194,926	1,231,277
Inventories, less reserve of $280,043 and $274,128	3,532,921	3,463,367
Prepaid expenses	430,111	261,852
Other assets	32,011	21,751

Total current assets	12,253,070	12,480,828

Property and Equipment	3,600,857	3,728,285
Accumulated depreciation and amortization	(2,726,938)	(2,699,239)

Net property and equipment	873,919	1,029,046

Deposits on equipment	14,295	—
Patents and trademarks, less accumulated amortization of $128,367 and $122,747	231,747	213,131
Other intangible assets, less accumulated amortization of $92,023 and $84,627	52,964	60,359
Other assets	70,419	67,020

	$13,496,414	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,373,456	$1,155,162
Related party payable	—	20,700
Accrued compensation and benefits	133,402	111,932
Revolving line of credit	267,964	—
Notes payable	618,750	1,157,846
Deposits	11,529	22,697

Total current liabilities	2,405,101	2,468,337
Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued		—
Class A common stock, $.001 par value, 25,000,000 shares authorized, 6,711,556 and 6,097,476 issued and outstanding	6,712	6,098
Class B common stock, $.001 par value, 3,389,134 shares authorized, none and 483,264 issued and outstanding. Each share of Class B common stock was entitled to five votes per share.	—	483
Additional paid-in capital	19,098,909	19,142,231
Accumulated deficit	(8,014,308)	(7,766,765)

Total stockholders’ equity	11,091,313	11,382,047

	$13,496,414	$13,850,384

See accompanying notes to condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2007	2006
	(As restated)
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
	(As restated)
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

At March 31, 2007, the Company held investments in marketable debt securities that were classified as held-to-maturity with varying maturity dates up to one year and consisted of the following:

	March 31, 2007
	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$6,212,417	$6,110	$—	$6,208,192

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements - Continued

1.	Summary of Significant Accounting Policies (continued):

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

	Three Months Ended March 31,
	2007	2006
Expected volatility	71% -72%	38.9%
Weighted-average volatility	71.5%	38.9%
Risk-free interest rate	4.6% -4.7%	4.5%
Expected dividend yield	0%	0%
Expected life in years	3.2 –9.1	7.0

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended March 31, 2007 and 2006 were $53,179 and $23,487, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the quarters ended March 31, 2007 and 2006 to increase by $0.01.

Nexxus Lighting, Inc.

Notes to Financial Statements – Continued

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

Recent accounting pronouncements—In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

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

2.	Inventories:

Inventories consist of the following:

	(Unaudited) March 31,	December 31,
	2007	2006
Raw materials	$2,676,822	$2,603,353
Work in process	7,771	7,771
Finished goods	1,128,371	1,126,371

	3,812,964	3,737,495
Less: Reserve for obsolescence	(280,043)	(274,128)

Net inventories	$3,532,921	$3,463,367

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

3.	Operating Lease Obligations:

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

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of March 31, 2007, options to purchase 72,032 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

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

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

9.	Restatement of Financial Statements:

On July 10, 2007, the Company determined to restate its condensed unaudited financial statements included in Our Form 10-QSB for the quarter ended March 31, 2007. Such financial statements are being restated to correct an overstatement of legal and professional expenses of $65,228 during the period related to the Company’s private placement of equity securities in December 2006, which should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. In addition, an understatement in accrued liabilities of $51,493 as of March 31, 2007 is also being corrected to record other charges related to the December 2006 private placement which were not previously accrued as of March 31, 2007. These charges will also be recorded as a reduction to additional paid in capital resulting in a total decrease to additional paid in capital of $116,721 as of March 31, 2007. The impact on our financial statements included in the Company’s previously filed Form 10-QSB for the quarter ended March 31, 2007 is summarized below:

Statement of operations	Three months ended March 31, 2007
Net loss, as previously reported	$(312,771)
Decrease in selling, general and administrative expenses	65,228
Net loss, as restated	$(247,543)
Loss per share, as previously reported	$(0.05)
Loss per share, as restated	$(0.04)

Balance sheet	March 31, 2007
Total current liabilities, as previously reported	$2,353,608
Increase in accrued liabilities	51,493
Total current liabilities, as restated	$2,405,101
Additional paid-in capital, as previously reported	$19,215,630
Decrease in selling, general and administrative expenses	(65,228)
Increase in accrued liabilities	(51,493)
Additional paid in capital, as restated	$19,098,909
Accumulated deficit, as previously reported	$8,079,536
Decreased in selling, general and administrative expenses	(65,228)
Accumulated deficit, as restated	$8,014,308

Statement of cash flows	Three Months ended March 31, 2007
Net cash used in operating activities, as previously reported	$(103,972)
Increase in accrued liabilities	51,493
Decrease in net loss as a result of decrease in selling, general and administrative expenses	65,228
Net cash provided by operating activities, as restated	$12,749
Net cash used in financing activities, as previously reported	$(250,782)
Costs of private placement	(116,721)
Net cash used in financing activities, as restated	$(367,503)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "should", "expect", "plan", "believe", "estimate", "anticipate", "continue", "predict", "forecast", "intend", "potential", or similar terms, variations of those terms or the negative of those terms. The Company's actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company's product areas, dependence on suppliers, the Company's limited manufacturing experience, the condition of the international marketplace and the evolving nature of the Company's fiber optic and LED lighting technology. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company's other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.

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

Cash Flows from Operating Activities

	(Unaudited)
Selected Balance Sheet Items	March 31, 2007	December 31, 2006	Change	% Change
Cash and investments	$7,063,101	$7,502,581	$(439,480)	(6)%
Trade accounts receivable, net	1,194,926	1,231,277	(36,351)	(3)%
Inventories, net	3,532,921	3,463,367	69,554	2%
Prepaid expenses	430,111	261,852	168,259	64%
Accounts payable	1,373,456	1,155,162	218,294	19%

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: July 30, 2007
Michael A. Bauer, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Oakley	Date: July 30, 2007
John Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)