Form 10QSB
period 2007-06-30
Nexxus Lighting, Inc.
filed 2007-08-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 10, 2007:
Common Stock, $.001 par value	6,713,488 shares

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Balance Sheets

	(Unaudited) June 30, 2007	Dec. 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,548,426	$531,181
Restricted investments	500,000	500,000
Investments	4,165,252	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $150,289 and $121,535	1,383,071	1,231,277
Inventories, less reserve of $500,763 and $274,128	3,212,693	3,463,367
Prepaid expenses	309,164	261,852
Other assets	28,777	21,751

Total current assets	12,147,383	12,480,828

Property and Equipment	4,192,269	3,728,285
Accumulated depreciation and amortization	(2,810,465)	(2,699,239)

Net property and equipment	1,381,804	1,029,046

Deposits on equipment	14,295	—
Patents and trademarks, less accumulated amortization of $134,036 and $122,747	271,723	213,131
Other intangible assets, less accumulated amortization of $99,418 and $84,627	78,713	60,359
Other assets	70,419	67,020

	$13,964,337	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,767,644	$1,155,162
Related party payable	1,500	20,700
Accrued compensation and benefits	105,121	111,932
Revolving line of credit	1,246,558	—
Notes payable	412,500	1,157,846
Current portion of deferred rent	53,832	—
Current portion of obligation under capital lease	6,502	—
Deposits	19,227	22,697

Total current liabilities	3,612,884	2,468,337

Deferred rent, less current portion	201,870	—
Obligation under capital lease, less current portion	4,334	—

Total liabilities	3,819,088	2,468,337

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 25,000,000 and 20,000,000 shares authorized, 6,713, 888 and 6,097,476 issued and outstanding	6,714	6,098
Class B common stock, $.001 par value, none and 3,389,134 shares authorized, none and 483,264 issued and outstanding. Each share of Class B common stock was entitled to five votes per share.	—	483
Additional paid-in capital	19,128,862	19,142,231
Accumulated deficit	(8,990,327)	(7,766,765)

Total stockholders’ equity	10,145,249	11,382,047

	$13,964,337	$13,850,384

See accompanying notes to condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$2,567,746	$3,134,345	$4,975,024	$5,814,012
Cost of sales	2,182,351	1,695,689	3,594,395	3,222,498

Gross profit	385,395	1,438,656	1,380,629	2,591,514

Operating expenses:
Selling, general and administrative	1,314,561	1,405,909	2,520,434	2,603,024
Research and development	109,896	138,426	210,618	308,310
Gain on disposal of fixed assets	—	(300)	—	(300)

Total operating expenses	1,424,457	1,544,035	2,731,052	2,911,034

Operating Loss	(1,039,062)	(105,379)	(1,350,423)	(319,520)

Non-Operating Income (Expense):
Interest income	64,318	7,519	129,212	19,260
Interest expense	(13,336)	(90,659)	(19,353)	(177,970)
Other income	12,062	63,175	17,002	137,796

Total non-operating expense	63,044	(19,965)	126,861	(20,914)

Net Loss	$(976,018)	$(125,344)	$(1,223,562)	$(340,434)

Net Loss Per Common Share:
Basic and diluted	$(0.15)	$(0.05)	$(0.18)	$(0.13)

Weighted average shares outstanding:
Basic and diluted	6,711,988	2,544,863	6,653,111	2,544,765

See accompanying notes to unaudited condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,223,562)	$(340,434)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	288,806	288,645
Amortization of intangible assets	26,079	25,953
Amortization of deferred rent	(13,458)	—
Gain on disposal of fixed assets	—	(300)
Increase (Decrease) in inventory reserve	226,635	(45,644)
Realized gain on available-for-sale securities	—	8,318
Bond premium amortization	(9,856)	(2,027)
Stock-based compensation	90,871	70,173
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(151,794)	182,071
Inventories	24,039	(1,443,135)
Prepaid expenses	(47,312)	8,185
Other assets	(43,569)	(3,139)
Increase (decrease) in:
Accounts payable	593,282	141,190
Accrued compensation and benefits	(6,811)	(154,402)
Customer deposits	(3,470)	(1,194)

Total adjustments	973,442	(925,306)

Net cash used in operating activities	(250,120)	(1,265,740)

Cash Flows from Investing Activities:
Purchase of property and equipment	(386,699)	(324,372)
Purchase of investments	(4,294,422)	(911,514)
Proceeds from sale of investments	6,610,426	1,272,654
Proceeds from disposal of fixed assets	—	300
Acquisition of patents and trademarks	(69,881)	(28,961)

Net cash provided by investing activities	1,859,424	8,107

Cash Flows from Financing Activities:
Net borrowings (payments) on capital lease obligations	10,836	(109,006)
Costs associated with Class B common stock conversion	(6,141)	—
Costs of private placement	(125,181)	—
Proceeds from exercise of employee stock options	27,215	630
Net borrowings on revolving line of credit	1,246,558	1,114,325
Payments on notes payable	(745,346)	—

Net cash provided by financing activities	407,941	1,005,949

Net Increase (Decrease) in Cash and Cash Equivalents	2,017,245	(251,684)

Cash and Cash Equivalents, beginning of period	531,181	331,023

Cash and Cash Equivalents, end of period	$2,548,426	$79,339

Non-cash Investing and Financing Activities:
Deferred rent incurred for leasehold improvement credit	$269,160	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007 or for any future period.

In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc.

In addition, as more fully disclosed in our Form 10-QSB/A for the quarter ended March 31, 2007 filed with the SEC on July 31, 2007, we restated our financial statements for the quarter ended March 31, 2007 to correct an overstatement of legal and professional expenses and an understatement of accrued liabilities during that period related to the Company’s private placement of equity securities completed in December 2006. Legal and professional charges during the period should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. Accrued liabilities were corrected to accrue other charges which were not previously accrued as of March 31, 2007. These charges were also recorded as a reduction to additional paid in capital. The financial statements for the six months ended June 30, 2007 included herein reflect this restatement.

1. Summary of Significant Accounting Policies

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenues are recorded after customer acceptance. Our products typically carry a two-year warranty that includes replacement of defective parts. The annual expenses associated with such warranties are not material to our operations and we do not record a reserve for future warranty costs.

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

The lender for our revolving line of credit requires that we maintain a minimum investment balance of $500,000 in accounts at the lender which is classified as restricted investments.

At June 30, 2007, the Company held investments in marketable debt securities that were classified as held-to-maturity with varying maturity dates up to one year, which consisted of the following:

	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$4,665,252	$7,899	—	$4,665,355

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

1. Summary of Significant Accounting Policies (continued)

Stock-based compensation – Effective on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. All periods included in the financial statements herein reflect the impact of the adoption of SFAS No. 123(R).

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

	Six Months Ended June 30,
	2007	2006
Expected volatility	71% - 88%	63.3%
Weighted-average volatility	85.9%	63.3%
Risk-free interest rate	4.5% - 4.9%	3.0%
Expected dividend yield	0%	0%
Expected life in years	2.9 - 9.1	7.0

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended June 30, 2007 were $37,692 and $46,686 respectively, and for the six months ended June 30, 2007 and 2006 were $90,871 and $70,173, respectively, which caused net loss to increased by that amount and basic and diluted loss per share for the three and six months ended June 30, 2007 and 2006 to increase by $0.01 and $0.02, respectively.

Income Taxes – The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Recent accounting pronouncements – In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 simplifies and codifies guidance on fair value measurements under generally accepted accounting principles. This standard defines fair value, establishes a framework for measuring fair value and prescribes expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect, if any, the adoption of SFAS 157 will have on our financial condition, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.

2. Inventories:

Inventories consist of the following:

	(Unaudited) June 30, 2007	December 31, 2006
Raw materials	$2,695,166	$2,603,353
Work in process	—	7,771
Finished goods	1,018,290	1,126,371

	3,713,456	3,737,495
Less: Reserve for obsolescence	(500,763)	(274,128)

Net inventories	$3,212,693	$3,463,367

3. Operating Lease Obligations:

On November 30, 2006, we entered into a new five-year operating lease agreement with EastGroup Properties, L.P. for our Orlando, Florida manufacturing operations. Effective April 1, 2007, the Company relocated to the new facility, consisting of approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. Base rent under the lease is $3,400 per month for the first twelve-month period and increases annually by 3.0% thereafter.

4. Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of June 30, 2007, options to purchase 69,732 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of June 30, 2007, 328,429 shares of common stock were vested and exercisable under the 2003 Plan.

The weighted average fair value of options granted during the quarters ended June 30, 2007 and 2006 was $3.86 and $2.18 per share, respectively.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2007:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2006	—	654,932	$4.71

Options granted at market	(89,450)	89,450	$2.56
Options exercised	—	(300)	$2.10
Options forfeited or expired	105,817	(226,217)	$4.27

Balance, December 31, 2006	16,367	517,865	$3.73

Increase in options under the 2003 Plan	220,000	—	—
Options granted at market	(75,500)	75,500	$4.74
Options exercised	—	(11,932)	$2.29
Options forfeited or expired	17,733	(24,233)	$4.90

Balance, June 30, 2007	178,600	557,200	$3.85

The weighted average fair value of options granted at market during the six months ended June 30, 2007 and 2006 was $3.86 and $2.33 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $59,190 and $366 respectively. The aggregate intrinsic value of the outstanding options at June 30, 2007 was $1,740,918. At June 30, 2007, the 557,200 options outstanding under both plans are summarized as follows:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
292,233	$1.81 - $3.98	$3.03	7.89 years
231,767	$4.00 - $6.00	$4.51	8.06 years
33,200	$6.05 - $9.31	$6.44	2.86 years

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

5. Revolving Line of Credit:

In February 2006, the Company entered into a $1,200,000 revolving line of credit agreement. In June 2006, the agreement was amended to increase the borrowing capacity under the line of credit to $1,600,000. The maturity date of the loan was subsequently extended to June 2008. The agreement is secured by substantially all of the assets of the Company and includes certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. At June 30, 2007, the line of credit had an outstanding balance of $1,246,558.

For the six months ended June 30, 2007 the Company was not in compliance with certain financial covenants as required by the agreement. The lender has waived these covenant requirements for the six months ended June 30, 2007.

6. Earnings (Loss) per Share:

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the three and six months ended June 30, 2007 and 2006 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three months ended June 30, 2007 and 2006, the Company had 4,160,958 and 1,000,890 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share. For the six months ended June 30, 2007 and 2006, the Company had 4,146,708 and 1,000,890 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share.

7. Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

8. Capital Stock:

Class B common stock – Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock were automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”); an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which was entitled to five votes per share and the Class A Common Stock, which is entitled to one vote per share. Effective April 11, 2007, each share of Class A Common Stock was automatically reclassified as and converted into one share of Common Stock, $.001 par value per share, of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace, the evolving nature of the Company’s fiber optic and LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

Overview

Nexxus Lighting, Inc. (“Nexxus”, “we”, “us”, or the “Company”) designs, manufactures, markets and sells solid-state LED and fiber optic lighting products used in commercial, architectural, signage, swimming pool and retail applications. In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. The name change symbolizes a significant shift in the strategic direction and market focus of the Company. This significant shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls as a replacement for conventional incandescent lighting systems for general lighting applications. The Company focuses its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications. We plan to grow our revenue through both strategic acquisition and new product development.

Strategic Acquisitions

On August 6, 2007, we announced that the Company had entered into an agreement on August 3, 2007 pursuant to which Advanced Lighting Systems, Inc. (“ALS”) would be merged into a wholly-owned subsidiary of the Company. Consummation of the transaction is subject to certain closing contingencies, including the delivery by ALS of audited financial statements. Advanced Lighting Systems, Inc. is a Sauk Centre, Minnesota based manufacturer of LED and fiber optic lighting products.

On June 20, 2007, we announced that the Company had signed a non-binding letter of intent to acquire LightWild, L.C., an Overland Park, Kansas based manufacturer of LED lighting products and control systems. Consummation of the transaction is subject to satisfactory completion of a due diligence review, approval of Nexxus’ board of directors and other customary closing conditions.

These strategic acquisitions are expected to strengthen the Company’s position in the commercial lighting market. There can be no assurance that either of these acquisitions will be consummated.

Current Product Platform

The Company currently derives its revenues primarily from sales of SAVI® brand LED lighting systems and controls including its Digital Lighting System™ (DLS), FlexLED™ and BorderLight™ lighting products, power supplies and control systems. The Company also derives a significant percentage of its revenues from sales of SIDE-GLOW® and END-GLOW® fiber optic lighting cables, and fiber optic lighting sources, accessories, endpoint signs and displays. The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features under the Oasis™ water features brand. The Company markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Three months ended June 30, 2007 vs. 2006

Results of Operations

	(Unaudited) Quarter Ended June 30,
	2007	2006	Change	% Change
Revenues	$2,567,746	$3,134,345	$(566,599)	(18.1)%
Cost of Sales	2,182,351	1,695,689	486,662	28.7%

Gross Profit	$385,395	$1,438,656	$(1,053,261)	(73.2)%

Gross Margin	15%	46%

Sales of fiber optic lighting (FOL) products accounted for 45% of the Company’s revenue during the quarters ended June 30, 2007 and 2006, respectively, while sales of LED products accounted for 50% and 52% of the Company’s revenue for the quarters ended June 30, 2007 and 2006, respectively. The balance of the revenue mix was made up by sales of water falls and water features. Moving forward, we expect to see our overall product volume mix continue to shift away from sales of fiber optic lighting to a greater percentage of sales of LED lighting products and systems. However, we believe that sales of our fiber optic lighting products will remain a major revenue source of our business, especially in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting. We are expanding our product offerings to reach broader market applications.

Revenues for the three months ended June 30, 2007 were approximately $2,568,000 as compared to approximately $3,134,000 for the three months ended June 30, 2006, a decrease of approximately $566,000, or 18%. Revenues were driven down for the quarter primarily by a 20%, or $288,000, decrease in pool and spa sales and a 23%, or $144,000, decrease in international sales, as compared to the comparable period in 2006. The decrease in pool and spa sales was driven primarily by a significant year over year reduction in new pool construction tied to the steep drop in residential construction nationally and more specifically in the states of Florida, California and Arizona where pool construction has led the rest of the country in the last five years.

International sales saw a decrease in several markets where the Company had enjoyed previous successes. We experienced the most significant decline in Asia, with a $121,000 reduction in sales of the Company’s FlexLED™ sign lighting products as compared to the same period in 2006, where aggressive local pricing tactics are now being employed by competitors.

Commercial lighting sales experienced a decrease of approximately $136,000 versus the same period in 2006 due to the timing of larger project shipments in the periods and a decrease in sales of Flex-LED products into the signage market. However, year-to-date, Commercial lighting sales are up $104,000 or 6%, compared to the same period in 2006.

Gross Profit

Gross profit for the quarter ended June 30, 2007 was approximately $385,000 or 15% of revenue as compared to approximately $1,439,000 or 46% of revenue for the quarter ended June 30, 2006. Direct gross margin, which is revenue less material cost, for the second quarter of 2007 remained relatively flat at 58% compared to 59% in the same period of 2006 as neither material cost nor selling price had a material affect on gross margin. The key reasons for the reduced gross profit and gross margin were reduced revenue levels against fixed production costs, $443,000 higher expense for capitalized labor and overhead as the business reduced its inventory, a $87,000 increase in expense for inventory adjustments resulting from a physical inventory count as of June 30, 2007 as well as a $221,000 increase in our reserve for excess and obsolete products. This $221,000 increase was the result of our ongoing evaluation of our reserve for excess and obsolete inventory identifying an increase in the number of products for which the twelve month sales history was not adequate to support the level of inventory being carried.

Operating Loss

	(Unaudited) Quarter Ended June 30,
	2007	2006	Change	% Change
Gross Profit	$385,395	$1,438,656	$(1,053,261)	(73.2)%

Less operating expenses:
Selling, general & administrative	1,314,561	1,405,909	(91,348)	(6.5)%
Research & development	109,896	138,426	(28,530)	(20.6)%
Gain on Disposal of fixed assets	—	(300)	300	n/a

Total operating expenses	1,424,457	1,544,035	(119,578)	(7.7)%

Operating loss	$(1,039,062)	$(105,379)	$(933,683)	n/a

Selling, general and administrative (SG&A) expenses were approximately $1,315,000 for the quarter ended June 30, 2007 as compared to approximately $1,406,000 for the same period in 2006, a decrease of approximately $91,000 or 6.5%. The net decrease was principally due to decreases in legal expenses and labor and fringe costs partially offset by increases in consulting fees and royalty expenses. The decrease in legal expense of $121,000 resulted primarily from settlement or resolution of all pending litigation, as discussed in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 3, 2007. A reduction in labor and fringe costs of $38,000 relates to lower staffing levels. A $55,000 increase in consulting fees resulted from fees paid for filling certain open positions in the Company. Royalty expenses increased by $31,000 primarily as a result of the increase in revenue from sales of certain products in the commercial lighting market.

Research and development costs were approximately $110,000 during the three months ended June 30, 2007 as compared to approximately $138,000 during the same period in 2006, a decrease of approximately $29,000 or 21%. The reduction in research and development expenses was mainly driven by timing of expenses related to new product development activities in 2007 as compared to 2006.

Interest

Interest expense of approximately $13,000 for the quarter ended June 30, 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $91,000 for the same period in 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, which resulted in the termination of the capital lease obligation which had a term of fifteen-years extending through June 15, 2012. Interest income was approximately $64,000 and $8,000 for the three months ended June 30, 2007 and 2006, respectively. Interest income increased in the first quarter of 2007 as a result of higher investment account balances during the period. The higher investment account balances were primarily due to the investment of a portion of the net proceeds received by the Company from the sale of common stock and warrants in a private placement completed in December 2006.

Other Income

Other income was approximately $12,000 for the three months ended June 30, 2007 compared to approximately $63,000 for the same period in 2006. This decrease primarily relates to a $42,000 reduction in income from sub-leasing due to the termination of the sub-leasing agreements related to the Company’s previous facility in Orlando, Florida and a $9,000 decrease in royalties from several license agreements relating to our patent portfolio and intellectual property.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2007 and 2006, respectively.

Net Loss

Net loss for the three months ended June 30, 2007 was approximately $976,000, or $0.15 per basic and diluted common share, as compared to a net loss of approximately $125,000, or $0.05 per basic and diluted common share, for the three months ended June 30, 2006.

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended June 30,
	2007	2006	Change	%
Net loss	$(976,018)	$(125,344)	$(850,674)	n/a
Adjustments:
Net Interest (Income) Expense	(50,982)	83,140	(134,122)	n/a
Depreciation and Amortization	96,591	159,535	(62,944)	40%
Taxes	—	—	—	—

EBITDA	$(930,409)	$117,331	(1,047,740)	n/a

% of Revenues	(36)%	4%

The decline in EBITDA to negative $930,000 for the three months ended June 30, 2007, as compared to EBITDA of $117,000 for the same period in 2006 was primarily the result of reduced revenues and gross profit as discussed above.

Six months ended June 30, 2007 vs. 2006

Results of Operations

	(Unaudited) Six Months Ended June 30,
	2007	2006	Change	% Change
Revenues	$4,975,024	$5,814,012	$(838,988)	(14)%
Cost of Sales	3,594,395	3,222,498	371,897	12%

Gross Profit	$1,380,629	$2,591,514	$(1,210,885)	(47)%

Gross Margin	28%	45%		—

Total revenues for the six months ended June 30, 2007 were approximately $4,975,000 as compared to approximately $5,814,000 for the six months ended June 30, 2006. Over $690,000 of the approximately $839,000 decrease was attributable to a decrease in pool and spa sales, which are down over 26% year over year. The decrease in pool and spa sales was driven by a significant year over year reduction in new pool construction tied to the steep drop in residential construction nationally and more specifically in the states of Florida, California and Arizona where pool construction has led the rest of the country in the last five years. There was also an industry wide slowdown in OEM portable spa sales in the first half of 2007 compared to the same period in 2006.

International revenue was down $253,000 or 21% for the first six months of 2007 as compared to the same period in 2006 as a result of decreased sales in several markets where the Company had enjoyed previous successes. In Asia, the Company saw a decrease in sales of its FlexLED™ sign lighting products where aggressive local pricing tactics are now being employed by competitors.

Despite the decreases in Pool and Spa and International revenue, Commercial Lighting revenues are up 6%, or $104,000 to $1,992,000 for the six months ended June 30, 2007 driven by a 43% increase in LED product sales compared to the same period in 2006.

Revenues from the sale of fiber optic lighting products accounted for 44% of total revenues for first six months of 2007 as compared with 46% in the same period of 2006. Revenues from the sale of LED lighting products represented 51% and 50% of total revenue for the first six months of 2007 and 2006, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2007 was approximately $1,381,000 or 28% of revenue as compared to approximately $2,592,000 or 45% of revenue for the six months ended June 30, 2006. Direct gross margin for the first six months of 2007, which is revenue less material cost, remained flat at approximately 59% as compared to the same period in 2006 as neither material cost nor selling price had a material affect on gross margin. The key reasons for the reduced gross profit and gross margin were reduced revenue levels against fixed production costs, a $521,000 higher expense for capitalized labor and overhead as the business reduced its inventory, a $87,000 increase in expense for inventory adjustments resulting from a physical inventory count as of June 30, 2007 as well as a $227,000 increase in our reserve for excess and obsolete products. This $227,000 increase was the result of our ongoing excess and obsolete products reserve evaluation. In this evaluation, performed for the quarter ended June 30, 2007, the Company experienced an increase in the number of products for which the twelve month sales history was not adequate to support the level of inventory being carried.

Operating Loss

	(Unaudited) Six Months Ended June 30,
	2007	2006	Change	% Change
Gross Profit	$1,380,629	$2,591,514	$(1,210,885)	(47)%

Less operating expenses:
Selling, general & administrative	2,520,434	2,603,024	(82,590)	3%
Research & development	210,618	308,310	(97,692)	32%
Gain on disposal of fixed assets	—	(300)	(300)	—

Total operating expenses	2,731,052	2,911,034	(179,982)	(6)%

Operating loss	$(1,350,423)	$(319,520)	(1,030,903)	323%

Selling, general and administrative (SG&A) expenses were approximately $2,520,000 for the six months ended June 30, 2007 as compared to approximately $2,603,000 for the same period in 2006, a decrease of approximately $83,000 or 3%. The net decrease was principally due to decreases in legal expenses and labor and fringe costs partially offset by increases in depreciation expense and royalty expenses. The decrease in legal expense of $129,000 resulted primarily from settlement or resolution of all pending litigation, as discussed in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 3, 2007. A reduction in labor and fringe costs of $57,000 related to lower staffing levels. A $68,000 increase in depreciation expense was primarily related to depreciation of the carrying cost of leasehold improvements after impairment relating to the termination of the capital lease for the Company’s previous operating facility. Effective April 1, 2007, the Company relocated to a new operating facility under a 5-year operating lease. Royalty expenses increased by $39,000 primarily as a result of the increase in revenue from sales of certain products in the commercial lighting market.

Research and development costs were approximately $211,000 for the six months ended June 30, 2007 as compared to approximately $308,000 for the same period in 2006, a decrease of approximately $98,000 or 32%. The reduction in research and development expenses was primarily driven by timing of expenses related to new product development activities in 2007 as compared to 2006.

Interest

Interest expense of approximately $19,000 for the six months ended June 30, 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $178,000 for the same period in 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by Brett M. Kingstone, the Company’s chairman of the board, which resulted in the termination of the capital lease obligation which had a term of fifteen-years extending through June 15, 2012. Interest income was approximately $129,000 and $19,000 for the six months ended June 30, 2007 and 2006, respectively. Interest income increased in the first quarter of 2007 as a result of higher investment account balances during the period. The higher investment account balances were primarily due to the investment of a portion of the net proceeds received by the Company from the sale of common stock and warrants in a private placement completed in December 2006.

Other income

Other income was approximately $17,000 for the six months ended June 30, 2007 compared to approximately $138,000 for the same period in 2006. This decrease primarily relates to a $100,000 reduction in income as a result of the termination of the sub-leasing agreements related to the Company’s previous facility in Orlando, Florida and a $25,000 decrease in royalties from several license agreements relating to our patent portfolio and intellectual property.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the six months ended June 30, 2007 and 2006.

Net Loss

The net loss for the six months ended June 30, 2007 was approximately $1,224,000, or $0.18 per basic and diluted common share, as compared to net loss of approximately $340,000, or $0.13 per basic and diluted common share, for the six months ended June 30, 2006.

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

The following table reconciles the GAAP measure net income (loss) to the non-GAAP financial measure EBITDA:

	(Unaudited) Six Months Ended June 30,
	2007	2006	Change	%
Net loss	$(1,223,562)	$(340,434)	$(883,128)	259%
Plus:
Net Interest (Income) Expense	(109,859)	158,710	(268,569)	(169)%
Depreciation and amortization	314,885	314,598	287	—
Taxes	—	—

EBITDA	$(1,018,536)	$132,874	$(1,151,410)	(867)%

% of Revenues	(20)%	2%

EBITDA for the six months ended June 30, 2007 was approximately negative $1,019,000 as compared to approximately $133,000 for the six months ended June 30, 2006. The decline in EBITDA was primarily due to reduced revenues and gross margins as discussed above.

Liquidity and Capital Resources

At June 30, 2007 the Company had working capital of approximately of $8,535,000, a decrease of approximately 15% compared to working capital of approximately $10,012,000 at December 31, 2006. This decrease in working capital is primarily due to borrowings under the Company’s line of credit to fund the operating losses experienced during the six months ended June 30, 2007 and an increase in accounts payable due to timing of payments to vendors offset slightly by a decrease in inventory. During the six months ended June 30, 2007, the Company financed its operations primarily from borrowings under its revolving line of credit, investments, working capital and cash on hand.

Net cash used in operations amounted to approximately $250,000 for the six months ended June 30, 2007 as compared to approximately $1,266,000 used in operations for the six months ended June 30, 2006. This $1,016,000 decrease in cash used in operating activities is primarily due to reduced investment in inventories partially offset by a higher net loss in the six months ended June 30, 2007 as compared to the comparable period in 2006.

Net cash provided by investing activities for the six months ended June 30, 2007 was approximately $1,859,000 compared to approximately $8,000 for the six-months ended June 30, 2006. During the six months ended June 30, 2007, proceeds from the sale of investments of approximately $6,610,000 were offset by purchases of investments of approximately $4,294,000. In addition, we made purchases of property and equipment of approximately $387,000, and investments in patents and trademarks of approximately $70,000.

Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $408,000 compared to net cash provided by financing activities of approximately $1,006,000 for the six-months ended June 30, 2006. The cash provided by financing activities was mainly attributable to net borrowings on our revolving line of credit of approximately $1,247,000 offset by $745,000 of payments on notes payable in 2007 as compared to borrowings of $1,114,325 and no payment on notes payable in 2006.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. In addition, the Company will have significant cash obligations related to the previously discussed acquisitions of Advanced Lighting Systems, Inc. and LightWild, LC, if either or both of these acquisitions are consummated. Management anticipates that the cash, cash equivalents and investments on hand at June 30, 2007 as well as its availability for borrowing under the revolving line of credit will be sufficient to fund the foreseeable cash requirements for at least the next twelve months including those which may be required by these acquisitions.

Contractual Obligations

As of June 30, 2007, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 other than the extension of the Company’s revolving line of credit to June 2008 as discussed in Note 5 to the financial statements included herein.

Subsequent to June 30, 2007, the Company entered into the following agreement:

On August 3, 2007, the Company entered into an agreement and plan of merger with Advanced Lighting Systems, Inc., a Minnesota corporation, Advanced Lighting Systems, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger Sub”) and Paul Streitz, the sole shareholder of ALS, pursuant to which ALS would be merged with and into Merger Sub, with Merger Sub continuing as the surviving entity. The consummation of the merger is subject to certain closing contingencies, including the delivery by ALS of audited financial statements. Under the terms of the agreement, the sole shareholder of ALS would receive cash consideration of approximately $1.1 million, 260,000 shares of Nexxus Lighting’s common stock, and based upon certain future earn-out formulations, up to an aggregate of 425,000 additional shares of Nexxus Lighting’s common stock. Paul Streitz, the president and sole shareholder of ALS, is expected to remain as president of the Merger Sub. The Company and ALS have made certain customary representations and warranties in the merger agreement to each other. Consummation of the merger is subject to customary conditions, including the absence of any order prohibiting the closing. In addition, each party’s obligation to consummate the merger is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party and (ii) material compliance of the other party with its covenants.

Critical Accounting Policies

As of June 30, 2007, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Nexxus’ condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of June 30, 2007 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, (SFAS No. 159) which upon adoption would allow entities to choose to measure many financial instruments and certain other items at fair value through earnings. The standard allows the fair value measurement to be applied instrument by instrument, is irrevocable for any instruments for which such selection is made, and applies to the entire instrument. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of this standard will have on its financial statements.

Item 3.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007, at the reasonable assurance level, because of the significant deficiencies and material weaknesses described below. Notwithstanding the significant deficiencies and material weaknesses that existed as of June 30, 2007, management has concluded that the financial statements included in this Quarterly Report on Form 10-QSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. In making this evaluation, management, including the Company’s Chief Executive Officer and Chief Financial Officer, considered the following among other factors:

•

Cross, Fernandez and Riley LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management that they identified the following deficiencies in our controls and procedures that they considered to be significant deficiencies as that term is defined under standards established by the Public Company Accounting Oversight Board. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control.

•

The Company did not maintain effective controls over its accounting to ensure accurate recording of stock based compensation expense, resulting in the necessity to reverse a journal entry where no compensation expense should have been recorded because the probability of the subject stock option vesting as a result of the underlying performance criteria was considered remote.

•

The Company’s process of capitalizing labor and overhead costs into inventory was not effective to prevent certain general and administrative expenses not associated with the manufacturing process from being inadvertently included in the pool of costs used to determine the allocation of the costs to be capitalized.

•	The Company did not maintain effective controls over its accounting for leasehold improvements to properly record the effects of leasehold improvements to the Company’s new Orlando operating facility.

•

In July 2007, we restated our financial statements for the quarter ended March 31, 2007 to correct an overstatement of legal and professional expenses of $65,228 and an understatement of accrued liabilities of $51,493 during that period related to the Company’s private placement of equity securities completed in December 2006. Legal and professional expenses during the period should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. Accrued liabilities was also corrected to record other charges related to the December 2006 private placement which were not previously accrued as of March 31, 2007. These charges were also recorded as a reduction to additional paid in capital resulting in a total decrease to additional paid in capital of $116,721 as of March 31, 2007. Auditing Standard Number 2 issued by the Public Company Accounting Oversight Board indicates that a restatement of previously issued financial statements is a “strong indicator that a material weakness in internal control over financial reporting exists.”

Management is currently addressing each of the significant deficiencies and is committed to remediating them as expeditiously as possible. The Company is implementing enhanced procedures and controls to ensure the accuracy and completeness of its controls and procedures. Further, management is committed to improving the Company’s technical accounting expertise.

There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business the Company may become a party to various legal proceedings involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 17, 2007, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors to serve until their terms expire at the annual meeting of stockholders to be held in 2008, or their earlier of retirement, resignation or removal:

Nominee	Votes in Favor	Votes Withheld
Brett M. Kingstone	2,677,769	659,100
Edgar Protiva	3,153,118	407,966
Brian McCann	3,151,018	410,066
Anthony Nicolosi	2,851,018	410,066
Michael A. Bauer	3,141,493	419,591
Fritz Zeck	3,136,793	424,291
Anthony T. Castor, III	3,153,118	407,966

2.	Ratification of the selection of Cross, Fernandez & Riley, LLP as our independent registered public accounting firm for the year ending December 31, 2007:

Number of Shares
For	2,404,117
Against	40,395
Abstain	6,200

3,	Amendment of the Company’s 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 450,000 to 670,000 shares:

Number of Shares
For	3,460,084
Against	100,000
Abstain	1,000

No other matters were voted upon at the meeting.

Item 6.	Exhibits

Exhibits.

Exhibit Number	Document Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: August 14, 2007
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John C. Oakley	Date: August 14, 2007
John C. Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)