Form 10QSB
period 2007-09-30
Nexxus Lighting, Inc.
filed 2007-11-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23590

NEXXUS LIGHTING, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	59-3046866
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

124 FLOYD SMITH DRIVE, SUITE 300, CHARLOTTE, NORTH CAROLINA 28262

(Address of Principal Executive Offices) (Zip Code)

(704) 405-0416

(Issuer’s Telephone Number, Including Area Code)

9400-200 Southridge Park Court, Orlando, Florida 32819

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 7, 2007:
Common Stock, $.001 par value	6,975,103 shares

Transitional Small Business Disclosure Format

Yes  ☐    No  ☒

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Balance Sheets

	(Unaudited, Consolidated) September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$3,312,828	$531,181
Restricted investments	500,000	500,000
Investments	98,954	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $84,697 and $121,535	1,455,930	1,231,277
Inventories, less reserve of $557,815 and $274,128	3,643,309	3,463,367
Prepaid expenses	308,487	261,852
Other assets	42,616	21,751

Total current assets	9,362,124	12,480,828

Property and equipment	4,283,438	3,728,285
Accumulated depreciation and amortization	(2,896,819)	(2,699,239)

Net property and equipment	1,386,619	1,029,046

Goodwill	2,704,499	—
Patents and trademarks, less accumulated amortization of $62,194 and $122,747	284,901	213,131
Other intangible assets, less accumulated amortization of $105,340 and $84,627	46,318	60,359
Other assets	201,082	67,020

	$13,985,543	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,554,062	$1,155,162
Related party payable	—	20,700
Accrued compensation and benefits	208,188	111,932
Revolving line of credit	479,000	—
Notes payable	206,250	1,157,846
Current portion of deferred rent	53,832	—
Current portion of obligation under capital lease	6,508	—
Deposits	40,900	22,697

Total current liabilities	2,548,740	2,468,337

Deferred rent, less current portion	188,412	—
Obligation under capital lease, less current portion	2,712	—

Total liabilities	2,739,864	2,468,337

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Class A common stock, $.001 par value, 25,000,000 and 20,000,000 shares authorized, 6,973,603, and 6,097,476 issued and outstanding	6,974	6,098
Class B common stock, $.001 par value, none and 3,389,134 shares authorized, none and 483,264 issued and outstanding. Each share of Class B common stock was entitled to five votes per share.	—	483
Additional paid-in capital	20,619,937	19,142,231
Accumulated deficit	(9,381,232)	(7,766,765)

Total stockholders’ equity	11,245,679	11,382,047

	$13,985,543	$13,850,384

See accompanying notes to condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$2,586,350	$2,803,289	$7,561,374	$8,617,301
Cost of sales	1,775,712	1,747,309	5,370,106	4,969,807

Gross profit	810,638	1,055,980	2,191,267	3,647,494

Operating expenses:
Selling, general and administrative	1,233,846	1,277,976	3,754,280	3,880,999
Research and development	88,041	120,677	298,658	428,987
Loss (Gain) on disposal of fixed assets	1,125	—	1,125	(300)

Total operating expenses	1,323,013	1,398,653	4,054,064	4,309,686

Operating Loss	(512,374)	(342,673)	(1,862,797)	(662,192)

Non-Operating Income (Expense):
Interest income	125,323	11,270	254,535	29,669
Interest expense	(8,265)	(109,659)	(27,618)	(287,630)
Other income	4,411	57,775	21,413	196,434

Total non-operating income (expense)	121,469	(40,614)	248,330	(61,527)

Net Loss	$(390,905)	$(383,287)	$(1,614,467)	$(723,719)

Net Loss Per Common Share:
Basic and diluted	$(0.06)	$(0.15)	$(0.24)	$(0.28)

Weighted average shares outstanding:
Basic and diluted	6,713,538	2,544,863	6,673,618	2,544,798

See accompanying notes to unaudited condensed financial statements.

Nexxus Lighting, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(1,614,467)	$(723,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	381,169	440,727
Amortization of intangible assets	(41,067)	37,695
Amortization of deferred rent	(26,916)	—
Gain on disposal of property & equipment	1,125	(300)
Increase in inventory reserve	283,688	15,498
Realized gain on available-for-sale securities	—	8,318
Bond discount amortization	(18,750)	(3,760)
Stock-based compensation	164,150	122,169
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(107,190)	100,621
Inventories	35,463	(1,269,084)
Prepaid expenses	(46,635)	(43,462)
Other assets	(16,675)	55,868
Increase (decrease) in:
Accounts payable	248,536	133,719
Accrued compensation and benefits	83,396	(107,098)
Customer deposits	(21,230)	2,200

Total adjustments	919,063	(506,889)

Net cash used in operating activities	(695,403)	(1,230,608)

Cash Flows from Investing Activities:
Purchase of property and equipment	(454,992)	(341,088)
Purchase of investments	(4,294,422)	(1,363,388)
Proceeds from sale of investments	10,685,618	1,760,174
Acquisition of business, net of cash received	(1,897,808)	—
Proceeds from disposal of fixed assets	—	300
Acquisition of patents and trademarks	5,081	(113,735)

Net cash provided by (used in) investing activities	4,043,477	(57,737)

Cash Flows from Financing Activities:
Net borrowings (payments) on capital lease obligations	9,220	(166,402)
Costs associated with Class B common stock conversion	(6,141)	—
Costs of private placement	(124,424)	—
Proceeds from exercise of employee stock options	27,514	631
Net borrowings on revolving line of credit	479,000	1,252,152
Payments on notes payable	(951,596)	—

Net cash (used in) provided by financing activities	(566,427)	1,086,381

Net Increase (Decrease) in Cash and Cash Equivalents	2,781,647	(201,964)
Cash and Cash Equivalents, beginning of period	531,181	331,023

Cash and Cash Equivalents, end of period	$3,312,828	$129,059

Non-cash Investing and Financing Activities:
Deferred rent incurred for leasehold improvement credit	$242,244	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2007 or for any future period.

In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc.

In addition, as more fully disclosed in our Form 10-QSB/A for the quarter ended March 31, 2007 filed with the SEC on July 31, 2007, we restated our financial statements for the quarter ended March 31, 2007 to correct an overstatement of legal and professional expenses and an understatement of accrued liabilities during that period related to the Company’s private placement of equity securities completed in December 2006. Legal and professional charges during the period should have been recorded as a reduction in additional paid in capital rather than legal and professional expenses. Accrued liabilities were corrected to accrue other charges which were not previously accrued as of March 31, 2007. These charges were also recorded as a reduction to additional paid in capital. The financial statements for the nine months ended September 30, 2007 included herein reflect this restatement.

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

At September 30, 2007, the Company held investments in marketable debt securities that were classified as held-to-maturity with varying maturity dates up to one year, which consisted of the following:

	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Taxable Fixed Income	$598,954	—	—	$598,954

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued)

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

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table in accordance with SFAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, it is assumed the goal will be achieved or an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Nine Months Ended September 30,
	2007	2006
Expected volatility	70.7% - 87.6%	88.1%
Weighted-average volatility	76.6%	88.1%
Risk-free interest rate	4.5% - 4.9%	5.2%
Expected dividend yield	0%	0%
Expected life in years	2.9 - 9.1	7.0

Under SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended September 30, 2007 and 2006 were $73,279 and $51,996 respectively, and for the nine months ended September 30, 2007 and 2006 were $164,150 and $122,169, respectively, which caused net loss to increase by the applicable amount in each period. Basic and diluted loss per share increased by $0.01 and 0.02 for the three months ended September 30, 2007 and 2006, respectively, and $0.02 and $0.05 for the nine months ended September 30, 2007 and 2006, respectively.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

2.	Acquisition

On September 28, 2007, the Company acquired Advanced Lighting Systems, Inc. (“ALS”), which is headquartered in Sauk Centre, MN, through a wholly-owned subsidiary. The preliminary purchase price of $3,196,718 (including acquisition costs of $238,761, $42,810 of which were accrued at September 30, 2007) was funded with $1,779,718 of the Company’s available cash and short-term investment balances plus 260,000 shares of common stock valued at $1,417,000 on the date of the acquisition.

In accordance with the purchase method of accounting, the total purchase price is allocated to the tangible and identifiable intangible assets and the liabilities of ALS based on their estimated fair values as of September 28, 2007.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill. The preliminary allocation of the purchase price follows:

Cash	$1,101
Accounts receivable	117,463
Inventories	499,093
Other current assets	18,005
Property, plant and equipment	18,215
Goodwill	2,704,499
Other intangible assets	16,298
Other long-term assets	4,000
Accounts payable	(129,664)
Accrued expenses	(12,860)
Deposits	(39,432)
Preliminary purchase price	$3,196,718

The purchase price is subject to change since stipulations in the purchase agreement, such as the net worth adjustment which is to be finalized during a 75 day period subsequent to the closing date, have yet to be finalized. In addition, the allocation above is subject to adjustment pending the gathering of additional information, as it becomes available. Accordingly, all amounts above may change as the purchase price allocation is finalized.

The Company’s statement of operations does not include sales and earnings of ALS, as the acquisition was closed on the last day of the quarter. On an unaudited pro forma basis, assuming that the acquisition had occurred at the beginning of each period presented, the Company’s results for the three months and nine months ended September 30, 2007 would have been as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenue	$3,926,565	$9,909,476
Net income	$(397,310)	$(1,668,411)
Earnings per share	$(0.06)	$(0.24)

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

3.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30, 2007	December 31, 2006
Raw materials	$3,203,120	$2,603,353
Work in process	—	7,771
Finished goods	998,004	1,126,371

	4,201,124	3,737,495
Less: Reserve for obsolescence	(557,815)	(274,128)

Net inventories	3,643,309	$3,463,367

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

4.	Operating Lease Obligations including Lease Obligation with Related Party:

On November 30, 2006, we entered into a five-year operating lease agreement with EastGroup Properties, L.P. for our Orlando, Florida manufacturing operations. Effective April 1, 2007, the Company relocated to the new facility, consisting of approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period, with increases annually by 3.5% thereafter.

On February 27, 2007, the Company entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. Base rent under the lease is $3,400 per month for the first twelve-month period, with increases annually by 3.0% thereafter.

On September 28, 2007, the Company entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, President of the Company’s ALS subsidiary. This operating lease commenced approximately September 28, 2007 for ALS’s operations facility in Sulk Centre, MN. Base rent under the lease is $8,815 per month for the duration of the lease.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2007, options to purchase 69,617 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2007, 329,398 shares of common stock were vested and exercisable under the 2003 Plan.

The weighted average fair value of options granted during the quarters ended September 30, 2007 and 2006 was $2.69 and $1.82 per share, respectively.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2007:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2006	—	654,932	$4.71

Options granted at market	(89,450)	89,450	$2.56
Options exercised	—	(300)	$2.10
Options forfeited or expired	105,817	(226,217)	$5.41

Balance, December 31, 2006	16,367	517,865	$3.73

Increase in options under the 2003 Plan	220,000	—
Options granted at market	(195,200)	195,200	$2.83
Options exercised	—	(12,047)	$1.92
Options forfeited or expired	27,401	(33,901)	$3.58

Balance, September 30, 2007	68,568	667,117	$4.36

The weighted average fair value of options granted at market during the nine months ended September 30, 2007 and 2006 was $2.83 and $2.30 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $38,138 and $366 respectively. The aggregate intrinsic value of the outstanding options at September 30, 2007 was $772,659. At September 30, 2007, the 667,117 options outstanding under both plans are summarized as follows:

Option Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life
215,750	$1.81 - $3.98	$3.32	7.52 years
416,567	$4.00 - $5.91	$4.72	8.42 years
34,800	$6.05 - $9.31	$6.46	2.94 years

6.	Revolving Line of Credit:

In February 2006, the Company entered into a $1,200,000 revolving line of credit agreement. In June 2006, the agreement was amended to increase the borrowing capacity under the line of credit to $1,600,000. The maturity date of the loan was subsequently extended to June 2008. The agreement is secured by substantially all of the assets of the Company and includes certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. At September 30, 2007, the line of credit had an outstanding balance of $479,000.

For the nine months ended September 30, 2007 the Company was not in compliance with certain financial covenants as required by the agreement. The lender has waived these covenant requirements for the nine months ended September 30, 2007.

Nexxus Lighting, Inc.

Notes to Condensed Financial Statements (unaudited)

7.	Earnings (Loss) per Share:

Basic earnings per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the three and nine months ended September 30, 2007 and 2006 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three months ended September 30, 2007 and 2006, the Company had 4,268,275 and 850,185 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share. For the nine months ended September 30, 2007 and 2006, the Company had 4,156,825 and 850,185 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share.

8.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

9.	Capital Stock:

Class B common stock – Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock were automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”); an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which was entitled to five votes per share and the Class A Common Stock, which is entitled to one vote per share. Effective April 11, 2007, each share of Class A Common Stock was automatically reclassified as and converted into one share of Common Stock, $.001 par value per share, of the Company. Each share of Common Stock is entitled to one vote per share.

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

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, general economic conditions, declines in residential construction, competition in each of the Company’s product areas, dependence on suppliers, the Company’s limited manufacturing experience, the condition of the international marketplace, the evolving nature of the Company’s fiber optic and LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-QSB to conform its prior statements to actual results.

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

Acquisition

On September 28, 2007 the Company completed the acquisition of Advanced Lighting Systems, Inc. (“ALS”) pursuant to an agreement dated August 3, 2007. Although this acquisition had a significant impact on the Company’s financial condition and liquidity during the quarter ended September 30, 2007, it had no impact on the Company’s results of operations as the acquisition was not completed until September 28, 2007. Funding the acquisition decreased cash and short-term investments by approximately $911,000 and resulted in increased values for most of the balance sheet items. While the acquisition did not impact net income during the third quarter of 2007, we expect it will have an impact on consolidated net income for the fourth quarter of 2007 as ALS’ results are consolidated with the Company’s. This strategic acquisition is expected to strengthen the Company’s position in the commercial and entertainment lighting markets.

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

Three months ended September 30, 2007 vs. 2006

Results of Operations

	(Unaudited) Quarter Ended September 30,
	2007	2006	Change	% Change
Revenues	$2,586,350	$2,803,289	$(216,939)	(7.7)%
Cost of Sales	$1,775,712	$1,747,309	$28,403	1.6%

Gross Profit	$810,638	$1,055,980	$(245,342)	(23.2)%

Gross Margin	31.3%	37.7%

Sales of fiber optic lighting (FOL) products accounted for 44% and 42% of the Company’s revenue during the quarters ended September 30, 2007 and 2006, respectively, while sales of LED products accounted for 51% and 53% of the Company’s revenue for the quarters ended September 30, 2007 and 2006, respectively, primarily resulting from an increase in international fiber optic lighting system orders in the period. The balance of the revenue mix consisted of sales of water falls and water features. Moving forward, we expect to see our overall product volume mix continue to shift away from sales of fiber optic lighting to a greater percentage of sales of LED lighting products and systems. However, we believe that sales of our fiber optic lighting products will remain a major revenue source of our business, particularly in certain markets such as architectural, perimeter lighting for pools and specialized applications such as display case lighting. We are expanding our product offerings to reach broader market applications.

Total revenues for the three months ended September 30, 2007 were approximately $2,586,000 as compared to approximately $2,803,000 for the three months ended September 30, 2006, a decrease of approximately $217,000, or 7.7%. Performance from our International division improved, with revenue increasing 7.0% or $41,000, versus the same period in 2006. However this increase was offset by a 16.8%, or $205,000, decrease in pool and spa sales and an 8.2%, or $79,000, decrease in commercial sales, as compared to the same period in 2006. The decrease in pool and spa sales was driven primarily by a significant year over year reduction in new pool construction tied to the steep drop in residential construction nationally and more specifically in the states of Florida, California and Arizona where pool construction has led the rest of the country in the last five years. The overall portable spa market is also suffering a steep decline, which, we believe, directly corresponds to the housing market. Comparing consecutive quarters to the same periods in 2006, the decrease in revenue of 16.8% in the third quarter compares to a 20% decrease in the second quarter of 2007, and a 32% decrease in the first quarter of 2007. These current year trends indicate that pool and spa revenues are improving despite the severely depressed market, through new product introductions and specifically sales of the Company’s new Savi™ Note lighting system.

In September, the Company hired a new Vice President for its Pool and Spa Division. Under this new direction, management has begun several initiatives to position the Company for potential future growth and market share gains despite the current housing market conditions and their overall effect on pool and spa construction.

Commercial sales revenue for the quarter decreased 8.2% driven by reduced revenue from projects in several large metropolitan areas including Las Vegas, Miami, San Francisco, Chicago and Raleigh. In October of 2007 the Company made sales representative changes in Las Vegas, Los Angeles and Raleigh and has plans to continue to improve its alignment with top manufacturer’s representatives in every major city in North America.

Despite continuing competitive pricing pressure in several international markets, revenue from the International division increased 7% in the quarter as compared to the same period in 2006. This increase resulted from increased fiber optic project sales to several countries in Europe and increased LED revenue from Mexico. With the acquisition of Advanced Lighting Systems, the Company is in the process of consolidating international sales and customer service at its new headquarters in Charlotte, North Carolina. This will allow the Company’s international distributors and customers to have a one-stop shop for receiving design assistance and project proposals as well as placing orders with any of the Nexxus Lighting companies. In addition, Advanced Lighting Systems’ products will be introduced to the Company’s complete network of international distributors as new products to sell in the coming months.

Gross Profit

Gross profit for the quarter ended September 30, 2007 was approximately $811,000 or 31.3% of revenue as compared to approximately $1,056,000 or 37.7% of revenue for the quarter ended September 30, 2006. Direct gross margin, which is revenue less material cost, for the third quarter of 2007 remained relatively flat at 55.6% compared to 57.6% in the same period of 2006 as neither material cost nor selling price had a material affect on gross margin. The key reasons for the reduced gross profit and gross margin were reduced revenue levels against fixed production costs and a $36,000 increase in temporary labor costs compared to the same period in 2006 due to higher Orlando assembly requirements in 2007 versus contract manufactured products in the sane quarter in 2006 based on product mix.

Operating Loss

	(Unaudited) Quarter Ended September 30,
	2007	2006	Change	% Change
Gross Profit	$810,638	$1,055,980	$(245,342)	(23.2)%

Less operating expenses:
Selling, general & administrative	1,233,846	1,277,976	(44,130)	(3.5)%
Research & development	88,041	120,677	(32,636)	(27.0)%
Gain on disposal of fixed assets	1,125	0	1,125	—

Total operating expenses	1,323,013	1,398,653	(75,639)	(5.4)%

Operating loss	$(512,375)	$(342,673)	$(169,703)	(49.5)%

Selling, general and administrative (SG&A) expenses were approximately $1,234,000 for the quarter ended September 30, 2007 as compared to approximately $1,278,000 for the same period in 2006, a decrease of approximately $44,000 or 3.5%. The net decrease was principally due to decreases in legal expenses and commission expense partially offset by increases in wages, and a $21,000 increase in stock compensation expense. The decrease in legal expense of $85,000 resulted primarily from settlement or resolution of all pending litigation as discussed in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 3, 2007. The $50,000 decrease in commission expense was due to lower sales in the quarter. The $66,000 increase in wages related to the hiring of sales management for our Pool and Spa Division and filling of certain other positions.

Research and development costs were approximately $88,000 during the three months ended September 30, 2007 as compared to approximately $121,000 during the same period in 2006, a decrease of approximately $33,000 or 27%. The reduction in research and development expenses was mainly driven by timing of expenses related to new product development activities in 2007 as compared to 2006.

Interest

Interest expense of approximately $8,000 for the quarter ended September 30, 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $110,000 for the same period in 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by the Company’s chairman of the board, which resulted in the termination of the capital lease obligation which had a term of fifteen years extending through June 15, 2012. Interest income was approximately

$125,000 and $12,000 for the three months ended September 30, 2007 and 2006, respectively. Interest income increased in the third quarter of 2007 as a result of higher investment account balances during the period. The higher investment account balances were primarily due to the investment of a portion of the net proceeds received by the Company from the sale of common stock in a private placement completed in December 2006.

Other Income

Other income was approximately $ 4,000 for the three months ended September 30, 2007 compared to approximately $58,000 for the same period in 2006. This decrease primarily relates to a $30,000 reduction in income from sub-leasing due to the termination of the sub-leasing agreements related to the Company’s previous facility in Orlando, Florida and a $24,000 decrease in royalties from several license agreements relating to our patent portfolio and intellectual property.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2007 and 2006, respectively.

Net Loss

Net loss for the three months ended September 30, 2007 was approximately $391,000, or $0.06 per basic and diluted common share, as compared to a net loss of approximately $383,000, or $0.15 per basic and diluted common share, for the three months ended September 30, 2006.

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended September 30,
	2007	2006	Change	%
Net loss	$(390,906)	$(383,287)	$(7,619)	(2.0)%
Adjustments:
Net Interest Expense	8,265	109,659	(101,394)	(92.5)%
Depreciation and Amortization	25,218	163,826	(138,608)	(84.6)%
Taxes	0	0

EBITDA	$(357,423)	$(109,802)	$(247,621)	(225)%

% of Revenues	(13.8)%	(3.9)%

The decline in EBITDA to $(357,423) for the three months ended September 30, 2007, as compared to EBITDA of $(109,802) for the same period in 2006 was primarily the result of reduced revenues and gross profit as discussed above.

Nine months ended September 30, 2007 vs. 2006

Results of Operations

	(Unaudited) Nine months Ended September 30,
	2007	2006	Change	% Change
Revenues	$7,561,374	$8,617,301	$1,055,927	(12.3)%
Cost of Sales	5,370,106	4,969,807	400,299	8.1%

Gross Profit	$2,191,267	$3,647,494	$(1,456,226)	(39.9)%

Gross Margin	29.0%	42.3%

Total revenues for the nine months ended September 30, 2007 were approximately $7,561,000 as compared to approximately $8,617,000 for the nine months ended September 30, 2006. This decrease of approximately $1,056,000 is primarily attributable to a decrease in pool and spa sales, which were down approximately $895,000 or 22.9% year over year. The decrease in pool and spa sales was driven by a significant year over year reduction in new pool construction tied to the steep drop in residential construction nationally and more specifically in the states of Florida, California and Arizona where pool construction has led the rest of the country in the last five years. There has also been an industry wide slowdown in OEM portable spa sales in the first nine months of 2007 compared to the same period in 2006.

However, comparing each of the three quarters year to date to the same periods in 2006, shows signs of improvement in pool and spa sales. In the most recent quarter revenue was down 16.8% as compared to a 20% decrease in the second quarter of 2007, and a 32% decrease in the first quarter of 2007, indicating that pool and spa revenues are improving despite the severely depressed pool construction market. The Company is achieving this improvement through new product introductions and specifically sales of its new Savi™ Note lighting system.

In September, the Company hired a new Vice President for its Pool and Spa Division. Under this new direction, management has begun several initiatives to position the Company for potential future growth and market share gains despite the current housing market conditions and their overall effect on pool and spa construction.

International revenue was down $212,000 or 11.5% for the first nine months of 2007 as compared to the same period in 2006 due to pricing competition in several markets. However sales in the most recent quarter were up 7.7% versus the same period in 2006 and project quotation activity is increasing. In addition, the Company is in the process of consolidating its international sales and customer service at its new headquarters in Charlotte, North Carolina. This will allow the Company’s international distributors and customers to have a one-stop shop for receiving design assistance and project proposals as well as placing orders with any of the Nexxus Lighting companies. In addition, Advanced Lighting Systems’ products will be introduced to the Company’s complete network of international distributors as new products to sell in the coming months.

Year to date, commercial lighting revenues are up slightly, $25,000 or 1%, as compared to the same period in 2006, driven by a 21% increase in LED lighting system sales. However, the increase in LED sales has been offset by a 13% decrease in fiber optic lighting systems sales to the commercial market in the same period. The Company is currently implementing a strategic upgrade in its sale representation in North America. In October of 2007 the Company made sales representative changes in Las Vegas, Los Angles and Raleigh and has plans to continue to improve its alignment with the top manufacturer’s representatives in every major city in North America.

Revenues from the sale of fiber optic lighting products accounted for 44.1% of total revenues for first nine months of 2007 as compared with 44.5% in the same period of 2006. Revenues from the sale of LED lighting products represented 51% and 51.3% of total revenue for the first nine months of 2007 and 2006, respectively.

Gross Profit

Gross profit for the nine months ended September 30, 2007 was approximately $2,191,000 or 29.0% of revenue as compared to approximately $3,647,000 or 42.3% of revenue for the nine months ended September 30, 2006. Direct gross margin for the first nine months of 2007, which is revenue less material cost, remained relatively flat at approximately 57.9% as compared to 58.7% in the same period of 2006 as neither material cost nor selling price had a material affect on gross margin. The key reasons for the reduced gross profit and gross margin were reduced revenue levels against fixed production costs, a $484,000 higher expense for capitalized labor and overhead as the business had capitalized larger balances in 2006 due to increases in inventory over the nine months of 2006 which it has not experienced in the comparable period of 2007, an $87,000 increase in expense for inventory adjustments resulting from a physical inventory count as of June 30, 2007 as well as a $284,000 increase in our reserve for excess and obsolete products. This $284,000 increase was the result of our ongoing excess and obsolete products reserve evaluation. In this evaluation, the Company has experienced an increase in the number of products for which the twelve month sales history was not adequate to support the level of inventory being carried.

Operating Loss

	(Unaudited) Nine months Ended September 30,
	2007	2006	Change	% Change
Gross Profit	$2,191,267	$3,647,494	$(1,456,227)	(39.9)%

Less operating expenses:
Selling, general & administrative	3,754,280	3,880,999	(126,719)	(3.3)%
Research & development	298,658	428,987	(130,329)	(30.4)%
Loss (Gain) on disposal of fixed assets	1,125	(300)	1,425	—

Total operating expenses	4,054,063	4,309,686	(255,623)	(5.9)%

Operating loss	$(1,862,796)	$(662,192)	(1,200,604)	(181.3)%

Selling, general and administrative (SG&A) expenses were approximately $3,754,000 for the nine months ended September 30, 2007 as compared to approximately $3,881,000 for the same period in 2006, a decrease of approximately $127,000 or 3.3%. The net decrease was principally due to decreases in legal expenses, commission expense and wages partially offset by increases in depreciation expense and royalty expenses. The decrease in legal expense of $214,000 resulted primarily from settlement or resolution of all pending litigation, as discussed in the Company’s Form 10-KSB for the year ended December 31, 2006 filed with the SEC on April 3, 2007. The $58,000 decrease in commission expense is due to decreased sales. A reduction in labor and fringe costs of $27,000 related to lower staffing levels. The $43,000 increase in depreciation expense was primarily related to depreciation of leasehold improvements relating to the termination of the capital lease for the Company’s previous operating facility. Effective April 1, 2007, the Company relocated to a new operating facility under a 5-year operating lease. Royalty expenses increased by $44,000 primarily as a result of the increase in revenue from sales of certain LED products in the commercial lighting market.

Research and development costs were approximately $299,000 for the nine months ended September 30, 2007 as compared to approximately $429,000 for the same period in 2006, a decrease of approximately $130,000 or 30.4%. The reduction in research and development expenses was primarily driven by timing of expenses related to new product development activities in 2007 as compared to 2006.

Interest

Interest expense of approximately $28,000 for the nine months ended September 30, 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $288,000 for the same period in 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by the Company’s Chairman of the Board, which resulted in the termination of the capital lease obligation which had a term of fifteen-years extending through June 15, 2012. Interest income was approximately $255,000 and $30,000 for the nine months ended September 30, 2007 and 2006, respectively. Interest income increased in the first quarter of 2007 as a result of higher investment account balances during the period. The higher investment account balances were primarily due to the investment of a portion of the net proceeds received by the Company from the sale of common stock and warrants in a private placement completed in December 2006.

Other income

Other income was approximately $21,000 for the nine months ended September 30, 2007 compared to approximately $197,000 for the same period in 2006. This decrease primarily relates to a $132,000 reduction in income as a result of the termination of sub-leasing agreements related to the Company’s previous facility in Orlando, Florida, and a $47,000 decrease in royalties from several license agreements relating to our patent portfolio and intellectual property.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax for the nine months ended September 30, 2007 and 2006.

Net Loss

The net loss for the nine months ended September 30, 2007 was approximately $1,614,000, or $0.24 per basic and diluted common share, as compared to net loss of approximately $724,000 or $.28 per basic and diluted common share, for the nine months ended September 30, 2006.

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

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA:

	(Unaudited) Nine months Ended September 30,
	2007	2006	Change	%
Net loss	$(1,614,467)	$(723,719)	$(890,748)	(123.1)%
Plus:
Interest expense	27,618	287,630	(260,012)	(90.4)%
Depreciation and amortization	340,103	478,422	(138,319)	(28.9)%
Taxes	0	0	0	n/a

EBITDA	$(1,246,746)	$42,333	$(1,289,079)	n/a

% of Revenues	(16.5)%	0.5%

EBITDA for the nine months ended September 30, 2007 was approximately negative $1,248,000 as compared to approximately $42,000 for the nine months ended September 30, 2006. The decline in EBITDA was primarily due to reduced revenues and gross margins as discussed above.

Liquidity and Capital Resources

At September 30, 2007 the Company had working capital of approximately of $6,813,000, a decrease of approximately 31.9% compared to working capital of approximately $10,012,000 at December 31, 2006. This decrease in working capital is primarily due to decreases in the Company’s cash balances discussed below, payments on a promissory note in connection with settling a litigation matter and borrowings under the Company’s line of credit to fund operating losses experienced during the nine months ended September 30, 2007. The reduction in working capital was offset slightly by the addition of $545,000 of working capital from the ALS acquisition, a decrease in inventory and an increase in accounts payable due to timing of payments to vendors. The working capital increase from the September 28, 2007 acquisition of ALS, was primarily in accounts receivable, inventory, accounts payable, and customer deposits. During the nine months ended September 30, 2007, the Company financed its operations primarily from borrowings under its revolving line of credit, investments, working capital and cash on hand.

Net cash used in operations amounted to approximately $695,000 for the nine months ended September 30, 2007 as compared to approximately $1,231,000 used in operations for the nine months ended September 30, 2006. This $536,000 decrease in cash used in operating activities is primarily due to reduced investment in inventories partially offset by a higher net loss in the nine months ended September 30, 2007 as compared to the same period in 2006.

Net cash provided by investing activities for the nine months ended September 30, 2007 was approximately $4,043,000 compared to net cash used in investing activities of approximately $58,000 for the nine-months ended September 30, 2006. During the nine months ended September 30, 2007, net cash provided by investing activities included proceeds from the sale of investments, net of purchases of investments, of approximately $6,391,000. In addition, we made purchases of property and equipment of approximately $455,000. Funds used in business acquisition activities were approximately $1,898,000 of which $1,778,800 was used in the acquisition of ALS.

Net cash used in financing activities for the nine months ended September 30, 2007 was approximately $566,427 compared to net cash provided by financing activities of approximately $1,086,000 for the nine-months ended September 30, 2006. The cash used in financing activities was mainly attributable to $951,596 of payments on notes payable in 2007 offset by net borrowings on our revolving line of credit of approximately $479,000 as compared to borrowings of $1,252,000 and no payment on notes payable in 2006.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Management anticipates that the cash, cash equivalents and investments on hand at September 30, 2007 as well as availability for borrowing under the Company’s revolving line of credit will be sufficient to fund the Company’s foreseeable cash requirements for at least the next twelve months.

Contractual Obligations

As of September 30, 2007, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 other than the extension of the Company’s revolving line of credit to June 2008 as discussed in Note 6 to the financial statements included herein.

On August 3, 2007, the Company entered into an agreement and plan of merger with Advanced Lighting Systems, Inc., a Minnesota corporation, Advanced Lighting Systems, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger Sub”) and Paul Streitz, the sole shareholder of ALS. Pursuant to this agreement, ALS was merged with and into Merger Sub, and Merger Sub continues as the surviving entity effective September 28, 2007. This agreement contains provisions for (i) “earn out” payments of stock to the seller dependant upon certain performance milestones of ALS through the remainder of 2007 and 2008, (ii) a $200,000 indemnity holdback, and (iii) a net worth adjustment.

Critical Accounting Policies

As of September 30, 2007, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of September 30, 2007 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

Item 3.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the “reasonable assurance” level.

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

NEXXUS LIGHTING, INC.

By:	/s/Michael A. Bauer	Date: November 14, 2007
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/John C. Oakley	Date: November 14, 2007
John C. Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)