Form 10KSB
period 2007-12-31
Nexxus Lighting, Inc.
filed 2008-03-28
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2007

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐.

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

The issuer’s revenues for its most recent fiscal year were: $10,200,349.

The aggregate market value of the voting and non-voting common equity of the Registrant held by non-affiliates of the Registrant computed by reference to the last sale price at which the stock was sold on March 26, 2008 was $38,808,528

As of March 26, 2008, there were issued and outstanding: 7,056,096 shares of Common Stock, $.001 par value.

Transitional Small Business Disclosure form (check one):    Yes  ☐    No  ☒

Documents Incorporated by Reference:

Portions of the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-KSB. The Company’s definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-KSB, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-KSB are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with the relative success of sales, marketing and product development;

•	competition, including price competition; and

•	general economic and business conditions;

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

GENERAL

In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. The name change symbolizes a significant shift in the strategic direction and market focus of the Company. This significant shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls, as a replacement for conventional incandescent lighting systems for general lighting applications. The Company now focuses its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications.

During 2007 the Company was organized into divisions, each with a defined market focus. SV Lighting serves the commercial and architectural lighting market and derives its revenues primarily from sales of Savi® brand LED lighting systems and controls and Super Vision® fiber optic brand of products. The Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC serves the entertainment, theatrical and commercial lighting market through its LiveLED™ and eLUM™ LED lighting systems and controls and Advanced Lighting Fiber Optics™ brand of products. The Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

The Company was incorporated in Delaware on December 16, 1993 and is the successor by merger to a Florida corporation of the same name, which was incorporated in January 1991. Effective July 1, 2007, the Company’s executive offices were relocated to its new corporate headquarters at 124 Floyd Smith Drive, Suite 300, Charlotte, NC 28262. The Company’s telephone number is (704) 405-0416. References in this report to “Super Vision,” “Nexxus Lighting,” the “Company,” “we,” “us,” and “our” refer to Nexxus Lighting, Inc., a Delaware corporation.

Acquisition

The Company completed the acquisition of Advanced Lighting Systems, Inc. (“ALS”) in September 2007 Although this acquisition had a significant impact on the Company’s financial condition and liquidity during 2007, it did not impact the Company’s consolidated results of operations until the fourth quarter of 2007. Funding the acquisition decreased cash and short-term investments by approximately $1,819,000 in 2007 and resulted in increased values for most of the balance sheet items. This strategic acquisition is expected to strengthen the Company’s position in the commercial and entertainment lighting markets.

Proposed Acquisition

In January 2008, we announced that the Company had signed a non-binding letter of intent to acquire Lumificient Corporation, a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets. This transaction is expected to close on or before April 30, 2008, subject to satisfactory completion of a due diligence review, approval of the Company’s board of directors and other customary closing conditions. This strategic acquisition is expected to strengthen the Company’s position in the signage lighting market and enhance the Company’s research and development capabilities.

PRODUCTS AND SERVICES

LED LIGHTING SYSTEMS

During 2001, the Company introduced its first line of lighting products using Light-Emitting-Diode (LED) technology for signs, lighting strips, swimming pools and spas and architectural lighting. We believe that LED technology has many benefits over conventional incandescent, halogen and fluorescent light sources, including much longer life and lower energy consumption. The energy efficient nature of LED technology makes it a “green” or environmentally friendly light source, and the compact size of LED’s has created new possibilities in lighting fixture design. Our Flex-LED™ and BorderLight™ products are designed to reduce sign and display lighting costs through lower energy consumption and lower maintenance and service costs. LED’s are solid-state semiconductors and, due to their robust design, LED lighting products can last up to 100,000 hours or twelve years of continuous operation vs. only 1,000-2,000 hours for incandescent and halogen light sources. LED’s typically consume only 25-40% of the energy to produce the same amount of usable light with less heat as compared to incandescent and halogen light sources. The Company’s FlexLED™ strip and BorderLight™ products are low voltage and are available in a variety of monochromatic colors and are up to 70% more energy efficient than incandescent or neon. These products are relatively easy to install, not requiring any special training or skills.

In 2002, Nexxus introduced a new line of RGB (Red, Blue, and Green) color changing LED replacement light bulbs for the pool and spa markets. The Galaxy Pool Light and AGS products provide a range of colors and preprogrammed effects which can be triggered by the flip of a light switch. In 2004, we expanded our LED product line to include a new modular Digital Lighting System (DLS) to service the portable above ground spa market. We have applied for a patent on this new technology and have added several additional products to enhance the DLS product line including an LED lit waterfall and an audio system interface.

Savi® – ARCHITECTURAL LED LIGHTING

In mid-2004, we began the strategic development of a new line of dramatic color changing, energy efficient LED lighting products targeted at the commercial/architectural lighting market. Introduced in the second quarter of 2005, the Savi® Flood, Savi® Spot, Savi® Tube, Savi® Accent, Savi® Step Light, Savi® Flood Strip, and Savi® 512 DMX control system were the first products offered as part of our new Savi® brand. Since that time, additional Savi products have been developed and introduced including the Savi® SHO Floodlight, Savi® Pool Light, Savi® Spa Light and the Savi® Note. Sales of our new Savi® products generated approximately $2,159,000 of revenue in 2007 compared to approximately $1,158,000 in 2006. In March of 2008 we introduced the Savi® SHO-White Floodlight, the industry’s first white light LED floodlight that operates on direct line voltage without the need for a power supply. This product is the first in a series of Architectural White™LED lighting systems the Company expects to introduce in 2008.

In 2007, we commenced the design, development and tooling of five new LED products and three product enhancements that we expect to introduce in 2008. Under the new Nexxus Lighting vision of “connecting advanced technology with light,” we plan to expand our product development efforts for general “white light” LED applications through our SV Lighting marketing division and Savi® brand, and our RGB LED products through our Advanced Lighting Systems subsidiary and its LiveLED™ and eLUM™

brands. As the technology continues to improve, we expect to be able to provide cost effective lighting solutions that save energy and meet commercial specification grade requirements. The Company owns six U.S. Patents related to its LED technology and has nine LED related patent applications pending, with additional applications planned for 2008.

Revenue from sales of LED lighting systems and control products accounted for approximately 51% of our sales in 2007 as compared to approximately 50% in 2006. Sales of fiber optic lighting systems accounted for approximately 44% of the Company’s revenue in 2007 as compared to approximately 45% in 2006. The balance of our revenue came from sales of entertainment related products, and our Oasis™ waterfalls water features line of products. We believe that our LED product lines are still in their growth mode and offer significant revenue potential in virtually all markets served by the Company.

FIBER OPTIC CABLES

SV Lighting’s SIDEGLOW® fiber optic lighting cables utilize a patented center core in the manufacturing process to produce a plastic cable which, when used in conjunction with a halogen, metal–halide or Light Emitting Diode (LED) light source emits light along its entire length. Advanced Lighting System’s Mega-Glow™, Radialyte™ and 3M HL fiber offer the market an alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays. Fiber optic lighting cable is flexible and easy to install and is not prone to the breakage associated with glass neon tubes. It is also energy efficient, providing significant savings in electrical costs as compared to neon. In addition, unlike neon, which remains a constant color, the use of certain light sources allows the fiber optic cable to change colors. While, in general, most fiber optic lighting products cannot achieve neon’s level of brightness and are generally more costly to purchase and install, we believe the benefits of our cable outweigh these factors for certain segments of the current neon market. In addition, the cables can be combined with standard or custom manufactured light sources and control systems to create color changing patterns and unique lighting systems. The cables are offered in a variety of diameters with a wide range of light sources.

SV Lighting’s END GLOW® and Advanced Lighting System’s Mega-Lyte™ and Focalyte™ cables are utilized to transmit pure, ultra violet and heat free light from a remote light source to the object or area being lit. We market all of our cables in conjunction with a complete line of light sources and lighting accessories for a variety of applications including swimming pool and spa lighting, accent and display case lighting and residential landscape lighting. Fiber optic cables allow for unique lighting of areas or objects with the added benefits of fiber optics. Utilizing our state of the art fiber optic cabling system, we are able to custom manufacture our cables to user specifications, delivering the required amount of light to the object at the most affordable cost.

FIBER OPTIC LIGHT SOURCES

Through its SV Lighting and Advanced Lighting Systems divisions, the Company manufactures a variety of light sources used in conjunction with its fiber optic cables and lighting accessories to create complete lighting systems. Each line of light sources was created to meet specific market needs and applications. The light sources are manufactured to meet the standards established by Underwriters Laboratories and comparable certifying bodies worldwide. We currently manufacture numerous standard light sources for the following: endpoint fiber optic applications and certain side emitting applications; swimming pool and residential applications; display case and interior theme lighting industries; and commercial lighting and signage. We also manufacture a wide variety of custom light sources for specific market applications based on customer lighting needs.

We utilize several control systems with our light sources to allow for customization of lighting systems. All of the Company’s light sources are designed to accept a variety of unique controller options, allowing the basic light sources to meet a wide variety of market needs. Multiple light sources can be sequenced using industry standard DMX control systems to create special lighting effects.

Fiber optic cable products and their required light sources represented approximately 44% of our total revenue in 2007 compared to 45% in 2006. We expect that revenue from our fiber optic and related light source product lines will continue to decrease as a percentage of sales as revenue from our new LED product lines increases at a faster pace. However, we believe that maintaining a competitively priced and commercially superior line of fiber optic cable and light sources is critical to maintaining market share in currently served markets and vital to penetrating new markets around the world.

WATERFALLS

The company designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features primarily used in swimming pools and spas, through its Oasis™ brand. During 2007 revenue from the sale of Oasis™ waterfall and water feature products accounted for approximately 5% of the Company’s total revenue as compared to 4% in 2006.

SALES AND MARKETING

The Company’s products are utilized in a wide variety of applications; consequently, we utilize several marketing channels and strategies to address targeted users.

COMMERCIAL / ARCHITECTURAL – (SV Lighting and Advanced Lighting Systems):

We currently market and distribute our LED and fiber optic lighting products and systems through a network of individual lighting agencies covering the United States and Canada. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from either SV Lighting or Advanced Lighting Systems. The independent lighting agencies are paid on a commission basis. We also sell our FlexLED™ and BorderLight™ products directly to local sign lighting manufacturers and distributors as well as select national accounts.

POOLS AND SPAS – (Nexxus Lighting Pool & Spa):

We market and sell our lighting products in the swimming pool and spa market to pool and spa distributors and pool builders through a network of independent manufacturer’s representatives. We believe this distribution channel allows us to better serve our customers as well as offer new services such as the bundling of product and installation. In 2007, we focused our efforts on refining the products offered to the pool and spa market, adding sales management and developing new marketing tools to drive sales in 2008. With the steps taken in 2007, we believe that the pool and spa market represents a unique and significant growth opportunity for the Company and is an excellent fit with our technology and intellectual property platform.

INTERNATIONAL – (All Nexxus Lighting Divisions):

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

Entertainment – (Advanced Lighting Systems):

We market and sell our lighting products to the theatrical and entertainment lighting market through non-exclusive distributors, rental companies and production companies. Lighting applications include theatres, concert tours, night clubs, casinos, theme parks and other entertainment venues.

MANUFACTURING AND SUPPLIERS

All fiber optic strands used in our endpoint signs and displays, as well as in the production of our SIDE-GLOW®, END GLOW® ,MEGA-GLOW™, RADIALYTE™, MEGA-LYTE™ and FOCALYTE™ cables, are purchased from a key Japanese supplier. Purchases from this Japanese supplier represented approximately 6 % and 9% of total inventory purchases for the years ended December 31, 2007 and 2006, respectively. While we believe there are alternative sources for the fiber optic strands used in the production of our cables, we believe our unique cabling process requires fiber optic material of a higher quality than is generally available elsewhere. The loss of this supplier or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found.

All LED’s used in the manufacture of our LED lighting products and systems are purchased from various companies in Asia and in the United States. Approximately 82% of all purchases related to LED lighting products and systems were purchased from four suppliers in the year ending December 31, 2007 compared to approximately 86% of all purchases related to LED lighting products and systems purchased from three suppliers in the year ending December 31, 2006. The loss of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as alternative suppliers could be identified.

We use customized cabling and extrusion equipment to internally produce our fiber optic cables. Monitoring and revising the manufacturing process when required, has allowed us to increase quality, improve capabilities and maintain process control. In the event the cabling and extrusion equipment is ever disabled for any significant period of time, we could outsource the manufacturing of our products.

We manufacture most of the light sources and control systems used with our SIDE-GLOW® and END GLOW® cables in our SV Lighting facility in Orlando, Florida. The designs of the light sources are considered proprietary, and we have U.S. patents issued with respect to certain designs. We believe our ability to offer a full range of products, combined with design, engineering and support services, are unique in the market place, and are important to our future growth.

Several of our LED and fiber optic lighting systems and products are produced by overseas contract manufacturers in an effort to reduce production costs. Total purchases from contract manufacturers based in China and Taiwan were approximately 45% and 50% of total inventory purchases for the years ended December 31, 2007 and 2006, respectively. While we believe alternative sources for the production of these products are available, we have selected certain suppliers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. The Company depends on these suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of these suppliers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as new alternative suppliers could be found.

Effective April 1, 2007, the Company relocated its Orlando, FL manufacturing operations to a new, approximately 34,000 sq. ft., facility located in Orlando, FL. Moving to the new facility allowed the Company to reduce its monthly rent payment by over $30,000 and to reconfigure the manufacturing and distribution space for optimum material flow and productivity.

With the acquisition of Advanced Lighting Systems in September 2007, the Company added approximately 17,200 sq. ft. of manufacturing and distribution space to assemble and distribute LED lighting systems and controls as well as certain Advanced Lighting Fiber Optic lighting systems and fiber optic light curtains. This facility is located in Sauk Centre, MN.

RESEARCH AND PRODUCT DEVELOPMENT

The Company constantly strives to enhance our existing products. We also plan to develop additional products and identify new markets and distribution channels. We believe that our ability to improve existing products, rapidly introduce new products to fill identified needs, and design solutions for custom applications is critical to our growth. We believe that our responsiveness to the market is an important differentiating factor for the Company and we plan to continue to provide rapid response to market trends. The Company has expanded its strategic alliances to offer sourced OEM products designed to exact specifications to increase the rate of product introduction and provide a broader product platform for selling our products. The increasing market for LED lighting products in general may attract larger companies into the market with more capital and technical personnel than the Company currently employs. Accordingly, we plan to continue to explore joint product development activities with our partners to maintain our competitive advantage and defend our market position. In addition, the Company plans to continue exploring potential strategic acquisitions that could expand our product and technology platform as it relates to advanced lighting systems.

During 2007, we spent approximately $418,000 on engineering and product development activities, as compared to approximately $538,000 in 2006. We feel our future success will depend, in large part, on our ability to develop new products, expand the applications for our LED and fiber optic lighting technologies and continue improving and enhancing our existing products.

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

COMPETITION

The Company currently faces competition from both traditional lighting technologies such as incandescent, neon and florescent lighting and from competitors specifically engaged in providing LED and fiber optic lighting products and systems. There can be no assurance that additional large conventional lighting companies or others will not enter the market and utilize their resources to capture significant market share and adversely affect the Company’s operating results.

Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our LED and fiber optic products. We believe that educating our target market through our sales representatives and distributors on the advantages of LED and fiber optic lighting systems is critical to our future growth.

We compete with both traditional and strategic competitors on the basis of design, color changing effects, maintenance costs, safety issues, energy consumption, price and brightness. We believe our products can effectively compete against traditional lighting in the areas of visual impact, maintenance costs, safety and energy consumption. Our fiber optic lighting systems offer the advantage of centralized light source maintenance for lamp replacement and to eliminate the risk of breakage or damage to the light source. Furthermore, our fiber optic products result in a voltage free light, which is particularly beneficial in wet and underwater applications, where risk of shock from electricity in the lighted path is an issue. Our fiber optic lighting systems also eliminate the majority of heat and ultra-violet radiation at the light output, which can be advantageous in applications where these factors may not be desirable, particularly with respect to lighting accessories such as task lighting and display case lighting.

Our sign lighting LED products compete favorably with traditional neon lighting for signs on the basis of energy consumption and price for small to medium channel letters and back lighting. For large signs and channel letters, our FlexMOD™ LED lighting systems compete effectively on the basis of energy savings, lamp life and durability. In applications calling for maximum brightness and competitive cost, the Company’s products may not be able to compete effectively with traditional lighting products. In addition, the LED sign lighting market is becoming saturated with competitors that are driving LED sign lighting products to a low price commodity. As a result, cost reduction efforts in addition to developing new, brighter, higher quality LED sign lighting products is required to stay competitively positioned in the market.

We face competition from an expanding number of companies directly involved in the field of LED lighting for commercial/architectural and pool and spa lighting. These companies utilize technologies similar to ours and compete generally on the basis of product line breadth, price, quality and service. We believe we can compete favorably in markets where these factors are the central issue, however, increased pressure from new low cost manufacturers in China continues to put pressure on gross margin levels in the sign lighting and OEM spa business. There can be no assurance that current competitors or new competitors will not develop processes or technology which will allow them to decrease their costs and related selling price, and consequently, erode our market share. As a result, management has made research and development a priority for the future and plans on investing in and expanding the Company’s R&D capabilities and resources. The proposed acquisition of Lumificient Corporation is expected to add significant engineering resources to the Company and enhance our R&D efforts.

PATENTS AND PROPRIETARY RIGHTS

Nexxus Lighting considers its technology and procedures proprietary and relies primarily on patent and trade secret laws and confidentiality agreements to protect its technology and innovations. Our employees, as well as technical consultants who may be hired from time to time, enter into confidentiality and/or invention assignment agreements providing for non-disclosure of proprietary and trade secret information and the assignment to us of all inventions, improvements, technical information and suggestions relating in any way to our business (whether patentable or not) which the employee or consultant develops during the period of their employment or association with our Company. Despite these restrictions, it may be possible for competitors or customers to copy one or more aspects of our products or obtain information that we consider as proprietary. Furthermore, there can be no assurance that others will not independently develop products similar to those sold by the Company. We therefore believe that producing the highest possible quality products at the most competitive prices is the best means to protect against competitive innovations.

We have been issued a United States patent relating to the reflective center core used in the process of manufacturing our SIDE-GLOW® cables and have filed a patent application under the Patent Cooperation Treaty which ultimately may result in protection of this patent overseas. We also have two United States patents on methods of manufacturing alternative versions of fiber optic cables. Additionally, we have acquired a United States patent related to the method of manufacturing a fiber optic image magnification device. While there is no guarantee that this patent can be developed into a commercially viable product, we believe that expansion of the applications for our fiber optic technologies is important to the possible achievement of future growth objectives.

Including the patents identified above, we currently hold twenty-six patents related to our fiber optic and LED lighting intellectual property and have nine patent applications currently filed with the U.S. Patent and Trademark Office.

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

There has been litigation regarding patent and other intellectual property rights in the fiber optic and LED lighting industry, particularly in the areas in which we compete. We have defended, and in the future will likely defend, ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, some of which could have a material adverse effect on our operations.

Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or intellectual properties and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle any potential future litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

We have a registered trademark for the “Savi,” “Super Vision,” and “Symphony of Light” names. Additionally, we have obtained registered trademarks on the brand names SIDE-GLOW® and END GLOW® related to our fiber optic cables, and European community trademark applications have been filed as well. We have also submitted applications to register the trademark Nexxus Lighting™, FlexLED™ Life’s Brighter™ and Savi LED™. We believe that these trademarks help in our efforts to achieve brand recognition, although there can be no assurance to such effect.

EMPLOYEES

At March 27, 2008, Nexxus had 62 full-time employees. None of our employees are currently covered by a collective bargaining agreement and we consider our employee relations to be good. We also utilize temporary and part time employees as required by the volume of business, primarily in the area of production.

Item 2.	Description of Property.

On September 28, 2007, the Company entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, President of Advanced Lighting Systems, the Company’s wholly owned subsidiary. This property is used for ALS’ operations facility in Sauk Centre, MN and has approximately 17,200 square feet of office, distribution and light manufacturing space. Base rent under the lease is $8,815 per month for the duration of the lease. The lease provides for a security deposit of $4,500.

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

In connection with executing the lease for the Company’s new Orlando facility, on November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s previous facility. The lease had a fifteen-year term extending through June 15, 2012. The Company paid Max King Realty an amount equal to a prepayment penalty incurred by it through delivery of an unsecured promissory note in the amount of $332,846 which was paid in full in January 2007.

On November 30, 2006, the Company entered into a four month operating lease with FLIR Systems, Inc., the new owner of the property previously leased from Max King Realty. The lease was for the use of 40,000 square feet of manufacturing and distribution space at a gross monthly amount of $29,820 through March 31, 2007. A security deposit of $28,000 was paid and returned.

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company leases approximately 2,100 square feet of office space at a gross rental rate of $3,400 per month, including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

We consider our current facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

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

(a) The Company’s Common Stock, par value of $.001 per share, trades on the NASDAQCapital Market under the symbol NEXS. The following table sets forth the high and low closing prices of the Common Stock for the fiscal years ended December 31, 2007 and 2006 as reported by NASDAQ.

	2007		2006
	High	Low	High	Low
First Quarter	4.50	3.11	3.60	3.14
Second Quarter	7.25	3.81	3.40	2.41
Third Quarter	7.13	4.86	2.46	2.20
Fourth Quarter	5.50	4.45	3.32	2.05

(b) The number of holders of record of the Company’s Common Stock on March 25, 2008 was 53. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and related Notes to Financial Statements appearing elsewhere in this Annual Report on Form 10-KSB. Except for the historical information contained herein, the discussions in this document contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under “Factors that May Affect Future Results and Market Price of Stock” below.

Overview

In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. The name change symbolizes a significant shift in the strategic direction and market focus of the Company. The shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls as a replacement for conventional incandescent lighting systems for general lighting applications. The Company now focuses its resources on designing, manufacturing, marketing and selling new LED lighting products and systems as well as enhancing its fiber optic lighting product line for use in commercial, architectural, signage, swimming pool and OEM lighting applications.

During 2007 the Company was organized into divisions, each with a defined market focus. SV Lighting serves the commercial and architectural lighting market and derives its revenues primarily from sales of Savi® brand LED lighting systems and controls and Super Vision® fiber optic brand of products. The Company’s wholly owned subsidiary, Advanced Lighting Systems, serves the entertainment, theatrical and commercial lighting market through its LiveLED™ and eLUM™ LED lighting systems and controls and Advanced Lighting Fiber Optics™ brand of products. The Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

During 2007, the Company continued its shift in strategic direction and is now pursuing its strategy for growth through both product development and strategic acquisitions. As part of this growth strategy, the Company acquired Advanced Lighting Systems in September 2007. In addition, in January 2008, the Company signed a non-binding letter of intent to acquire Lumificient Corporation, a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets. This transaction is expected to close on or before April 30, 2008, subject to satisfactory completion of a due diligence review, approval of the Company’s board of directors and other customary closing conditions.

Also in 2007, the Company added senior management in several areas including a new Chief Financial Officer, a Vice President of Pool and Spa Sales and a General Manager for its SV Lighting division.

With the addition of new management with specific market expertise, a refocusing of our Nexxus Pool & Spa and SV Lighting divisions, the introduction of the new pool and spa catalog and marketing materials in March 2008, the anticipated introduction of new SV Lighting and Advanced Lighting Systems catalogs in the second quarter of 2008 and our planned product introductions in the second quarter of 2008, management is optimistic that the Company is positioned for growth under the new Nexxus Lighting strategy.

Revenue from LED lighting systems and control products accounted for approximately 51% of our sales in 2007 as compared to approximately 50% in 2006. Sales of fiber optic lighting systems accounted for approximately 44% of the Company’s revenue in 2007 as compared to approximately 45% in 2006. The balance of our sales came from entertainment lighting products, and Oasis™ waterfall and water feature line of products. We believe that our LED product lines are still in their growth mode and offer significant revenue potential for both the commercial/architectural and pool and spa lighting markets.

Revenue from commercial/architectural and entertainment lighting sales led the Company in 2007 with sales of LED products increasing 15% and overall sales increasing 5% over 2006, on the strength of the sales of Advanced Lighting Systems’ products. Excluding sales of ALS’ products, sales of LED products increased 4% and overall sales decreased 6% over 2006. This LED sales increase was offset by a 15% decline in the sale of fiber optic products in commercial lighting. Sales of our new Savi® products generated approximately $ 2,159,000 of revenue in 2007 compared to $1,158,000 in 2006.

While we expect the fiber optic market to remain a significant portion of our business, we believe that the LED lighting market will drive our growth in the future. Excluding the impact of the September 2007 acquisition of ALS, fiber optic lighting sales decreased 16% in 2007, driven by a 26% decline in fiber optic sales in our pool and spa market. However, we are investing in products to support fiber optic lighting sales including new LED light sources introduced in 2007 that drive light into fiber optic, which are expected to serve as a platform for new products and applications for fiber optic as an advanced lighting system.

Excluding the impact from the September 2007 acquisition of ALS, our direct gross margin (revenue less the cost of direct material only) on LED products decreased from 50% to 46% in 2007 due primarily to decreased margins in our international market and pool and spa market. Historically, our direct gross margins from fiber optic products have been higher than direct gross margins from LED lighting products. However, as we introduce new LED lighting systems for the commercial/architectural lighting market, we anticipate that our gross margins for LED products will improve, since this market is less price sensitive than the pool and spa and entertainment fiber optic lighting markets.

We continue to focus on key indicators in order to measure our performance. In the short-term, (1-3 years), management is working towards achieving and maintaining positive trends in the following areas:

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

Acquisition

In September 2007 the Company completed the acquisition of Advanced Lighting Systems, Inc. Although this acquisition had a significant impact on the Company’s financial condition and liquidity during 2007, it did not have any impact on the Company’s consolidated results of operations until the fourth quarter of 2007. Funding the acquisition decreased cash and short-term investments by approximately $1,819,000 in 2007 and resulted in increased values for most of the balance sheet items. This strategic acquisition is expected to strengthen the Company’s position in the commercial and entertainment lighting markets.

Proposed Acquisition

In January 2008, we announced we had signed a non-binding letter of intent to acquire Lumificient Corporation, a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets. The transaction is expected to close on or before April 30, 2008, subject to satisfactory completion of a due diligence review, approval of the Company’s board of directors and other customary closing conditions. This acquisition is expected to strengthen the Company’s position in the signage lighting market and enhance the Company’s research and development capabilities.

Revenues & Gross Margin

	Year Ended December 31,
	2007	2006	Change	%
Revenues	$10,200,349	$11,001,011	$(800,662)	(7.3)%
Cost of sales	7,453,549	7,064,461	(389,088)	(5.5)%

Gross profit	$2,746,800	$3,936,550	(1,189,750)	(30.2)%

Gross margin %	27%	36%

Revenues for 2007 decreased 7% to approximately $10,200,000 as compared to approximately $11,001,000 during the preceding year. Excluding the impact of approximately $448,000 in sales of ALS products, the Company’s revenues decreased $1,243,000 or 11% in a year over year comparison.

Commercial lighting sales (includes sales in the architectural and entertainment markets) increased 5%, or $192,900 in 2007, driven by $392,000 in commercial sales from the Company’s September 2007 acquisition of ALS. Excluding sales attributable to ALS, the Company’s commercial sales decreased 6%, or $241,000 in 2007 driven primarily by a 15% decrease in sales of fiber optic products in the commercial market due to customer shifts to LED based lighting products. In the fourth quarter of 2007, the Company implemented a strategic upgrade to its sale representation in North America by making sales representative changes in Las Vegas, Los Angeles and Raleigh. As a result, fourth quarter 2007 commercial revenue increased 18%, or $178,000. In February 2008, the Company changed its SV Lighting representation in Chicago and has plans to continue to align itself with the top manufacturer’s representatives in every major city in North America.

Pool and spa sales decreased by 17%, or $788,088 in 2007 as compared to 2006, with both fiber optic sales declining 26% and LED sales declining 15% due to significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally and more specifically in the states of Florida, California and Arizona where pool construction has led the rest of the country in the last five years. The overall portable spa market is also suffering a steep decline, which, we believe, directly corresponds to the housing market. However, in September, the Company hired a new Vice President for its Pool and Spa Division. Under this new direction, management has begun several initiatives to position the Company for potential future growth and market share gains despite the current housing market conditions and their overall effect on pool and spa construction. We believe the results are beginning to show. Pool and Spa sales in the fourth quarter of 2007 increased 13% over the comparable quarter of 2006. A 13% increase in revenue from pool and spa sales in the fourth quarter of 2007 compares to a decrease in revenue of 17% in the third quarter, a 20% decrease in the second quarter, and a 32% decrease in the first quarter of 2007. We believe that this positive trend indicates that our new management team is having an impact as our pool and spa revenues are improving despite the severely depressed market. These results are being accomplished through new product introductions and specifically sales of the Company’s new Savi™ Note lighting system and focused marketing efforts.

International sales decreased 10%, or $249,196 in 2007 as compared to 2006, with LED and fiber optic sales down 17% and 3%, respectively. The decline in international sales was primarily driven by decreases in sales in several markets where the Company had enjoyed previous successes. We experienced the most significant decline in Asia and Mexico partially offset by sales gains in the Middle East. With the acquisition of Advanced Lighting Systems, the Company is in the process of consolidating international sales and customer service at its new headquarters in Charlotte, North Carolina. This will allow the Company’s international distributors and customers to have a one-stop shop for receiving design assistance and project proposals as well as placing orders with any of the Nexxus Lighting divisions. In addition, Advanced Lighting Systems’ products will be introduced to the Company’s complete network of international distributors as new products to sell in the first quarter of 2008.

Gross margins in 2007 decreased to 27% from 36% in 2006 due to consolidated cost of goods sold increasing 5.5% to approximately $7,454,000 in 2007 as compared to approximately $7,064,000 in 2006 while revenue decreased 7% in 2007. This increase in cost of goods sold resulted from increased variable cost of goods sold of approximately $484,000 as direct gross margin (revenue less cost of direct material only) eroded to 56% as compared to 58% in 2006.

Excluding the impact of sales by ALS in the 4th quarter of 2007, revenue decreased 11% and cost of goods sold increased to approximately $7,138,000, an increase of approximately $74,000 or 1% resulting in a decline in gross margin to 27%. While the loss of revenue was attributable primarily to the significant year over year reduction in new pool construction, pricing pressures in the international markets combined with pricing discounts in the commercial market in order to maintain a competitive advantage also contributed to the revenue decline and this required discounting was not accompanied by reduced costs from suppliers. This caused a decrease in direct gross margins from 57% to 52% in 2007.

Offsetting the decrease in cost of goods sold from decreasing revenue, production costs increased approximately $419,000 due primarily to a $158,000 increase in charges for excess and obsolete inventories, $185,000 higher expense for capitalized labor and overhead as the Company reduced its inventory, increases in health insurance expense of $58,000, $37,000 in relocation expenses for the Company’s move to its new Orlando operating facility, and $36,000 in higher wages and temporary labor costs due to higher assembly requirements in 2007 versus contract manufactured products in 2006. These increased expenses were offset slightly by a $62,000 decrease in physical inventory adjustments over 2006.

Operating Loss and Expenses

	Year ended December 31,
	2007	2006	Change	%
Gross Profit	$2,746,800	$3,936,550	$(1,189,750)	(30)%
Less operating expenses:
Selling, general & administrative	5,561,273	6,040,523	(479,250)	(8)%
Research & development	417,661	538,298	(120,637)	(24)%
Gain on disposal of property and equipment	1,125	(593)	1,718	n/a
Gain on termination of capital lease, net of impairment	—	(506,367)	506,367	n/a

Total operating expenses	5,980,059	6,071,861	(91,802)	(2)%

Operating loss	$(3,233,259)	$(2,135,311)	$(1,097,947)	(51)%

The increased operating loss for the year ended December 31, 2007 was due to the decrease in sales and related gross profit, as discussed above.

General and administrative (G&A) expenses decreased $388,707 or 11% and selling expenses decreased $80,682 or 3% in 2007 as compared to the prior year. Excluding the impact of ALS expenses, G&A expenses decreased $617,000 or 17% in 2007 compared to 2006. These decreases in 2007 were due primarily to decreases in legal expenses of $917,000, due to the negotiated settlement or final resolution of pending litigation in 2006, and a $262,000 decease in consulting fees paid to Brett M. Kingstone, the Company’s chairman of the board, pursuant to the Participation Agreement between the Company and Mr. Kingstone in 2006.

These decreases were partially offset by increases of $105,000 in wages and taxes due to additions of management positions, $83,000 in Sarbanes Oxley compliance related expenses, executive recruiting costs of $78,000, increases in the Company’s property insurance costs of $58,000 primarily due to the changes in our insurance costs in the state of Florida, increases in health insurance costs of $39,000, severance costs of $35,000 and employee relocation costs of $35,000.

Sales and marketing expenses decreased $81,000 to approximately $2,385,000 in 2007 as compared to $2,466,000 for the same period in 2006 as a result of decreased commissions on lower commission-based revenue.

Research and development expenses decreased in 2007 compared to 2006 by approximately $121,000 or 22% mainly due to a reduction in wage and benefit related costs and a reduction in new product engineering and prototype expenses. Despite the reductions, we continue to invest a significant amount of time and resources in new product development projects in 2007 that we believe will contribute to our growth in the future. Most of these products are now entering production and we anticipate beginning selling efforts in the 2nd and 3rd quarters of 2008.

In November 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s previous operating facility in Orlando, FL. Upon executing the lease termination agreement, the balance of the capital lease obligation of $2,312,900, less the promissory note payable to Max King Realty of $332,800 and the net book value of the related office/warehouse building of approximately $1,232,400 resulted in a gain on termination of capital lease of approximately $747,700. This gain was offset by an impairment loss of $241,300 for leasehold improvements made to the facility resulting in a net gain of $506,400.

Interest

Interest expense of approximately $39,000 for 2007 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense of approximately $356,000 for 2006 was primarily related to the capital lease for the Company’s previous operating facility in Orlando, Florida. Effective November 30, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc., a company controlled by the Company’s Chairman of the Board, which resulted in the termination of the capital lease obligation which had a term of fifteen-years extending through June 15, 2012.

Interest income was approximately $295,000 and $38,000 for 2007 and 2006, respectively. Interest income increased in 2007 as a result of higher investment account balances due to the investment of a portion of the net proceeds received by the Company from the sale of common stock and warrants in a private placement completed in December 2006.

Other Income

Other income for 2007 was approximately $37,000 compared to approximately $222,000 for 2006. Other income in 2007 consisted primarily of $34,000 in license and royalty fees received from a number of manufacturing companies in the lighting industry which licensed the High End Systems (HES) Patent the Company acquired in 2004 and proceeds of $3,000 from sub-leasing part of the Company’s facility through March 2007. The decrease in other income in 2007 compared to 2006 was primarily due to the $148,000 decrease in subleasing income and a decrease of $37,000 in income from licensing and royalty fees.

Income Tax

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred on operations and as a result there was no provision for income tax in 2007 or 2006.

Net Loss

The net loss for the year ended December 31, 2007 was approximately $2,940,000, or $0.44 per basic and diluted common share, as compared to a net loss of approximately $2,235,000, or $0.80 per basic and diluted common share, for the year ended December 31, 2006.

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

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA:

	Year Ended December 31,
	2007	2006	Change	%
Net Loss	$(2,940,136)	$(2,235,003)	$(705,133)	(32)%
Plus:
Interest expense	38,940	356,320	(317,380)	(89)%
Depreciation and amortization	459,239	571,644	(112,405)	(20)%
Taxes	—	—	—	—

EBITDA	$(2,441,957)	$(1,307,039)	$(1,134,918)	(87)%

% of Revenues	-24%	-12%

For the year ended December 31, 2007, EBITDA was approximately ($2,442,000) compared to approximately ($1,307,000) in 2006. The decrease was primarily due to an increase in net operating loss in 2007 offset by a decrease in interest expense as discussed above. Additionally, a decrease in depreciation, impairment and amortization was primarily due to the termination of the capital lease with Max King Realty which was partially offset by an increase in depreciation for capital purchases in 2007. Despite the lower EBITDA in 2007 compared to 2006, management anticipates that continued focus on revenue growth and cost management will yield positive contributions to our EBITDA in 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had working capital of approximately $5,636,000, a decrease of approximately 44% from working capital of approximately $10,012,000 at December 31, 2006. This decrease in working capital is primarily due to decreases in the Company’s cash and investments balances discussed below, payments on a promissory note in connection with settling a litigation matter and borrowings under the Company’s line of credit to fund operating losses experienced during 2007. The reduction in working capital was offset slightly by the September 2007 addition of working capital of $545,000 from the ALS acquisition and a $277,000 decrease in inventory (excluding inventories acquired in the ALS acquisition). During 2007, the Company financed its operations primarily from borrowings under its revolving line of credit, investments, working capital and cash on hand.

	For the Year Ended
Summary of Cash Flows	2007	2006
Net cash used in operating activities	$(2,160,377)	$(1,675,282)
Net cash provided by (used in) investing activities	1,596,123	(6,392,644)
Net cash provided by financing activities	203,339	8,351,027

Cash Flows from Operating Activities

Net cash used in operations totaled approximately $2,160,000 for the year ended December 31, 2007 compared to approximately $1,675,000 for the year ended December 31, 2006. The net loss of approximately $2,940,000 was partially offset by the non-cash expenses for depreciation and amortization of $459,000 and stock based compensation expense of $229,000. The most significant use of cash in operations during 2007 resulted from a decrease in accounts payable of approximately $168,000, mainly due to the timing of payments to suppliers, and an increase in prepaid expenses of $122,000, primarily from prepayments to Asian vendors. This was offset by a decrease in inventory of approximately $211,000 due to improved management of the Company’s inventories and an increase in customer deposits of $144,000 due to several deposits from customers for several large projects.

Cash Flows from Investing Activities

Net cash provided by investing activities in 2007 was approximately $1,596,000 compared to net cash used in investing activities of approximately $6,393,000 for 2006. During 2007, net cash provided by investing activities included proceeds from the sale of investments, net of purchases of investments, of approximately $4,015,000. In addition, purchases of property and equipment of approximately $589,000 in 2007 as compared to $313,000 in 2006. Funds used in business acquisition activities were approximately $1,818,000 which were used in the acquisition of ALS.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2007 was approximately $203,000 compared to approximately $8,351,000 for the year ended December 31, 2006. The primary source of cash during 2006 was the net proceeds of approximately $8,350,000 received from the sale of common stock and warrants in a private placement completed in December 2006. In 2007, the Company paid $124,000 in fees related to the December 2006 private placement.

In 2007, the cash provided by financing activities was mainly attributable to net borrowings on our revolving line of credit of approximately $1,443,000 offset by $1,158,000 of payments on notes payable for litigation settlements in 2006, as compared to zero borrowings and no payment on notes payable in 2006.

In February 2006 the Company obtained a $1,200,000 revolving line of credit which was amended in June 2006, to increase the borrowing capacity under the line of credit to $1,600,000. The line of credit expires in June 2008 at which time we expect that a new agreement will be entered into with the financial institution. The Company’s obligations under the agreement are secured by substantially all of the assets of the Company. The agreement includes certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. Interest on the line of credit is at LIBOR plus 1.85% per annum (7.075% at December 31, 2007) and is payable monthly. At December 31, 2007, the line of credit had an outstanding balance of $1,443,000 and there was an available balance of $157,000.

At December 31, 2007 the Company was not in compliance with certain financial covenants as required by the agreement. The lender has waived these covenant violations for the year ended December 31, 2007.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Management anticipates that the cash, cash equivalents and investments on hand at December 31, 2007 as well as availability for borrowing under the Company’s revolving line of credit will be sufficient to fund the Company’s foreseeable cash requirements for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory obsolescence and stock-based compensation. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2007 and 2006.

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

CONTRACTUAL OBLIGATIONS

Acquisition

On August 3, 2007, the Company entered into an agreement and plan of merger with Advanced Lighting Systems, Inc., a Minnesota corporation, Advanced Lighting Systems, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (the “Merger Sub”) and Paul Streitz, the sole shareholder of ALS. This agreement contains provisions for (i) “earn out” payments in the form of the Company’s common stock to the sole shareholder of ALS depending upon the achievement of certain performance milestones by ALS in 2007 and 2008, and (ii) a $200,000 indemnity holdback for future claims.

Operating Lease Obligations

On September 28, 2007, the Company entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, President of the Company’s ALS subsidiary. This operating lease is for ALS’ operations facility in Sulk Centre, MN. Base rent under the lease is $8,815 per month for the duration of the lease.

On November 30, 2006, we entered into a new five year operating lease agreement with EastGroup Properties, L.P. Commencing April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida for its Orlando operations facility. The lease contains scheduled annual rent increases. Base rent under the lease started on April 1, 2007 with monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576.

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

On February 27, 2007, the Company entered into a new five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company leases approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of approximately $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2007, the total amount due including estimated accrued interest was approximately $50 million. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Company has reached an agreement with Brett M. Kingstone, the Company’s chairman of the board (the “Participation Agreement”) regarding funding for collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). Mr. Kingstone has the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (“Third Party Funds”), to pursue Collection Activities. As of December 31, 2007, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9th, 2005, the Company has agreed to pay Mr. Kingstone 50% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. The Participation Agreement will terminate on December 31, 2009. To date, the Company has incurred approximately $581,000 in fees and has recovered $830,000 from Collection Activities. Of the $830,000 recovered, Mr. Kingstone has been paid a total of $263,500 pursuant to the Participation Agreement.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Letters of Credit

We periodically obtain guaranteed letters of credit with a financial institution to enable us to purchase inventory from overseas, primarily from vendors in China. As of December 31, 2007 we had no outstanding letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities.” EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense such advance payments as the goods are delivered or services are rendered. If the Company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-03 on its financial statements.

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this standard on its financial statements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed below could also adversely affect the Company.

Forward-Looking Statements This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Cautionary Safe Harbor Disclosure for Forward Looking Statements under the Private Securities Litigation Reform Act of 1995, which provide that, because of the factors set forth below, as well as other variables affecting the Company’s operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. The statements contained herein, which are not historical facts, are forward-looking statements that are subject to meaningful risks and uncertainties, including, but not limited to, the factors set forth below. In some cases, one can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “forecast”, “intend”, or “potential”. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission (“SEC”) filings. Copies of these filings are available from the Company and/or the SEC. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

The Company Has A History Of Operating Losses And May Not Be Able To Operate Profitably. The Company has experienced annual net losses of ($2,940,136), ($2,235,003), ($488,458) and ($401,432) for each of the years ending December 31, 2007, 2006, 2005 and 2004, respectively. Although management believes that in 2007 and 2006, the Company addressed many of the legacy issues and expenses that have burdened the Company’s financial performance, the Company still faces significant challenges in order to reach profitability. In order for the Company to attain profitability and growth, it will need to successfully address these challenges. Most of the Company’s expenses are fixed in nature, and the Company is generally unable to reduce expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues. As a result, the Company may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of the Company’s common stock to decline.

We Expect to Acquire other Businesses, Which may Adversely Affect our Operating Results, Financial Condition and Existing Business. The Company seeks to grow through strategic acquisitions. In 2007, the Company acquired Advanced Lighting Systems to complement and expand its business, and may acquire other businesses in the future. The success of our acquisition program will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

Financing for the acquisitions may come from several sources, including our existing cash on hand, proceeds from the exercise of outstanding warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things:

•	result in substantial dilution of the percentage ownership of our stockholders at the time of issuance;

•	result in substantial dilution of our earnings per share; and

•	adversely affect the prevailing market price for our common stock.

An Adverse Change in Economic Conditions Could Reduce the Demand for New Building Construction and Renovation and, as a Result, could Reduce our Earnings and Adversely affect our Financial Condition. Adverse changes in national and regional economic conditions, as well as international economic conditions, can have a negative impact on our business. In most areas, sales of new and existing homes have slowed in recent months. Continued downturn in the housing market, adverse changes in employment levels, job growth, consumer confidence, and interest rates and an oversupply of commercial and residential buildings for sale, may reduce demand for our products. This, in turn, can reduce our earnings and adversely affect our financial condition.

Our Inability to Successfully Integrate Businesses we Acquire, if any, Could have Adverse Consequences on Our Business. Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. If we acquire additional businesses, we cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses, if any, may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

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

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.

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

In addition, sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders may impact quarter-to-quarter results. The loss of, or a substantial reduction in, orders from any significant customer could materially harm the Company’s business, financial condition and results of operations.

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

Due to all of the factors listed above and other risks discussed herein, future operating results could be below the expectations of securities analysts and investors. If that happens, the trading price of the Company’s common stock could decline. As a result of these quarterly variations, securities analyst and investors should not rely on quarter-to-quarter comparisons of the Company’s operating results as an indication of the Company’s future performance.

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

Future Success Depends On The Successful Development And Market Acceptance Of New Products. The Company believes revenue growth and future operating results will depend in part on its ability to complete development of new products and enhancements to existing products, introduce these products in a timely, cost-effective manner, achieve broad market acceptance of these products and enhancements, and reduce the Company’s product costs. The Company may not be able to introduce any new products or any enhancements to its existing products on a timely basis, if at all. In addition, the introduction of any new products could adversely affect the sales of certain of the Company’s existing products. Market acceptance of the Company’s new products depends upon many factors, including the Company’s ability to accurately predict market requirements and evolving industry standards, the Company’s ability to resolve technical challenges in a timely and cost-effective manner and achieve manufacturing efficiencies, the perceived advantages of the Company’s new products over traditional products, and the marketing capabilities of the Company’s independent distributors and sales agents.

The Company Has Significant International Sales And Is Subject To Risks Associated With Operating In International Markets. International product sales represented approximately 30% and 26% of the Company’s total revenues for the years ended December 31, 2007 and 2006, respectively. The Company believes its international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

The Company may receive notices that claim it has infringed upon the intellectual property of others. Even if these claims are not valid, they could subject the Company to significant costs. The Company has engaged in litigation and litigation may be necessary in the future to enforce its intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject the Company to significant liabilities to third parties, require the Company to license disputed rights from others or require the Company to cease marketing or using certain products or technologies. The Company may not be able to obtain any licenses on acceptable terms, if at all. The Company also may have to indemnify certain customers if it is determined that it has infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect the Company’s business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could seriously harm the Company’s business, financial condition and results of operations.

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

Dependence on Third-Party Suppliers. The Company depends on others to manufacture a significant portion of the component parts incorporated into its products. The Company purchases its component parts from third-party manufacturers and believes that alternative sources of supply are readily available for most component parts. The Company depends on its suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity for components within scheduled delivery times. The Company does not maintain contracts with any of its suppliers; instead, it purchases components pursuant to purchase orders placed from time to time in the ordinary course of business. This means the Company is vulnerable to unanticipated price increases and product shortages.

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

The Company May Be Subject To Additional Risks. The risks and uncertainties described above are not the only ones facing the Company. Additional risks and uncertainties not presently known or currently deemed immaterial may also adversely affect the Company’s business operations.

Item 7.	Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-KSB. This information appears in a separate section of this Annual Report on Form 10-KSB following the Index to Financial Statements on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A(T).	Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. In making this evaluation, our management considered the deficiencies in our internal control over financial reporting and the status of the remediation described below. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Furthermore, the Company’s controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation identified the following deficiency in the Company’s internal control over financial reporting:

Controls in Information Systems: Deficiencies were identified during testing of controls within the Company’s information systems processes which included, but were not limited to, the (i) physical security of the Company’s networks, (ii) the logical security of the Company’s software systems, (iii) management of the documentation of certain vendor improvements to the Company’s software systems and (iv) separation of user versus administrator responsibilities within the Company’s software systems. Due to the number of deficiencies noted, management concluded the accumulation of these control deficiencies represents a significant deficiency in the Company’s internal controls over financial reporting.

The Company began remediation of these control deficiencies during 2007 with corrective actions expected to continue through the third quarter of 2008 to improve the security of the Company’s information systems and remediate other controls weaknesses identified during the evaluation.

In addition to management’s findings, Cross, Fernandez and Riley LLP, the Company’s independent registered public accounting firm, advised the Audit Committee and management that they identified the following significant deficiency:

Control of inventory count tags: Deficiencies in our control of inventory count tags in our physical inventory controls and procedures they considered to be a significant deficiency as that term is defined under standards established by the Public Company Accounting Oversight Board. The Company is implementing enhanced procedures and controls to ensure the accuracy and completeness of its physical inventory controls and procedures. Management will develop corrective procedures for the control of inventory count tags in the second quarter of 2008 with implementation expected during the Company’s annual physical inventory count.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Based on this evaluation, including consideration of mitigating controls over the above identified deficiencies including, but not limited to manual review of the Company’s financial reports, management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2007.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has excluded ALS from its assessment of internal control over financial reporting as of December 31, 2007 as it was acquired by us in a purchase business combination on September 28, 2007. ALS is a wholly-owned subsidiary whose total assets and total revenues represent 27% and 4%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2007. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 8 of our Notes to financial statements.

Equity Compensation Plan Information

	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of common shares available for future issuance (excluding securities reflected in column (a)
Plan Category
Equity compensation plans approved by stockholders	871,004	$4.31	147,368
Equity compensation plans not approved by stockholders	—	$—	—

Totals	871,004	$4.31	147,368

Item 12.	Certain Relationships and Related Transactions

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Amendment to Certificate of Incorporation (3)

3.4	Amendment to Certificate of Incorporation (2)

3.5	Bylaws (1)

4.1	Form of Common Stock Certificate *

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of the Company’s Common Stock at an exercise price of $2.23 per share (11)

4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of the Company’s Common Stock at an exercise price of $3.00 per share(12)

10.1†	Form of Indemnification Agreement (1)

10.2†	1994 Stock Option Plan, as amended and restated (2)

10.3†	2003 Stock Incentive Plan (7)

10.4†	Warrant Agreement dated as of December 21, 2005 between the Company and the Kingstone Family Ltd Partnership II (8)

10.5.†	Employment Agreement between the Company and Michael A. Bauer dated February 11, 2008(22)

10.6†	Transition Agreement between the Company and Brett M. Kingstone dated September 9, 2005(20)

10.7†	Contingent Proceeds Participation Agreement between Brett M. Kingstone and the Company dated September 19, 2003(5)

10.8	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006(21)

10.9	Lease for Southridge Park Court facility (14)

10.10.1	Lease for Floyd Smith Office Park facility (23)

10.10.2	Lease for Floyd Smith Office Park facility *

10.11	Form of Common Stock and Warrant Purchase Agreement by and between the Company and each purchaser in the private placement dated as of December 7, 2006(15)

10.12	Form of Registration Rights Agreement by and between the Company and each purchaser in the private placement, dated as of December 7, 2006(16)

10.13	Registration Rights Agreement between the Company and Cooper Lighting, Inc., dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between the Company and Cooper Lighting, Inc. dated as of November 23, 1998 (17)

10.14	Escrow Agreement between the Company and RBC Centura Bank, dated as of November 30, 2006(18)

10.15	Exchange Agreement between the Company and Brett M. Kingstone dated March 26, 2007(19)

10.16#	Settlement and License Agreement between the Company and Color Kinetics Incorporated dated December 4, 2006(23)

14.1	Code of Business Conduct and Ethics (6)

23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm

31.1*	Certifications by chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement.
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 29, 1997
(3)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 22, 1998
(4)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 333-73804)
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003
(7)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed October 18, 2005
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed January 19, 2007
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 5, 2006
(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed December 8, 2006
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
(18)	Incorporated by Reference to the Company’s Registration Statement on Form S-3 (File No. 333-140286)
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed March 29, 2007
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(22)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed February 14, 2008.
(23)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2008 annual meeting of stockholders and is incorporated herein by reference.

NEXXUS LIGHTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nexxus Lighting, Inc.

Orlando, Florida

We have audited the accompanying consolidated balance sheets of Nexxus Lighting, Inc. and subsidiary (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Cross, Fernandez & Riley LLP

Orlando, Florida

March 26, 2008

NEXXUS LIGHTING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$170,266	$531,181
Restricted investments	500,000	500,000
Investments	2,475,000	6,471,400
Trade accounts receivable, less allowance for doubtful accounts of $84,615 and $121,535	1,317,595	1,231,277
Inventories, less reserve of $299,465 and $274,128	3,725,883	3,463,367
Prepaid expenses	384,308	261,852
Other assets	32,021	21,751

Total current assets	8,605,073	12,480,828

Property and Equipment:
Machinery and equipment	2,421,946	2,297,239
Furniture and fixtures	497,143	420,374
Computers and software	870,271	797,077
Leasehold improvements	555,721	213,595
Property held under capital lease	19,112	—

	4,364,193	3,728,285
Accumulated depreciation and amortization	(3,006,671)	(2,699,239)

Net property and equipment	1,357,522	1,029,046

Deposits on equipment	55,899	—
Patents and trademarks, less accumulated amortization of $66,817 and $122,747	296,981	213,131
Goodwill	2,880,440	—
Other assets, net	121,047	127,379

	$13,316,962	$13,850,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,107,720	$1,155,162
Related party payable	—	20,700
Accrued compensation and benefits	160,252	111,932
Notes payable	—	1,157,846
Current portion of payable to related party under acquisition agreement	218,250	—
Current portion of deferred rent	53,832	—
Revolving line of credit	1,443,000	—
Deposits	205,711	22,697

Total current liabilities	3,188,765	2,468,337

Payable to related party under acquisition agreement, less current portion	100,000	—
Deferred rent, less current portion	204,516	—

Total liabilities	3,493,281	2,468,337

Stockholders’ Equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 25,000,000 shares authorized, 6,979,103 and 6,097,476 issued and outstanding	6,980	6,098
Class B common stock, $.001 par value, 3,389,134 shares authorized, zero and 483,264 issued and outstanding.	—	483
Additional paid-in capital	20,523,602	19,142,231
Accumulated deficit	(10,706,901)	(7,766,765)
Total stockholders’ equity	9,823,681	11,382,047

	$13,316,962	$13,850,384

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2007	2006
Revenues	$10,200,349	$11,001,011
Cost of sales	7,453,549	7,064,461

Gross Profit	2,746,800	3,936,550

Operating expenses:
Selling, general and administrative	5,561,273	6,040,523
Research and development	417,661	538,298
Loss (Gain) on disposal of property and equipment	1,125	(593)
Gain on termination of capital lease, net of impairment	—	(506,367)

Total operating expenses	5,980,059	6,071,861

Operating loss	(3,233,259)	(2,135,311)

Non-operating income (expense):
Interest income	295,379	38,488
Other income	36,684	221,622
Net realized loss on investments	—	(3,482)
Interest expense	(38,940)	(356,320)

Total non-operating expense, net	293,123	(99,692)

Net loss	$(2,940,136)	$(2,235,003)

Basic and diluted loss per common share	$(0.44)	$(0.80)

Basic and diluted weighted average shares outstanding	6,751,947	2,810,187

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	2,061,299	$2,061	483,264	$483	$10,572,958	$(5,531,762)	$(8,318)	$5,035,422

Exercise of employee stock options	300	1	—	—	629	—	—	630

Stock-based compensation	—	—	—	—	222,283	—	—	222,283

Sales of common stock and warrants, net	4,035,877	4,036	—	—	8,346,361	—	—	8,350,397

Net loss	—	—	—	—	—	(2,235,003)	—	(2,235,003)

Realized gain on available-for-sale securities	—	—	—	—	—	—	8,318	8,318

Comprehensive loss

Balance, December 31, 2006	6,097,476	$6,098	483,264	$483	$19,142,231	$(7,766,765)	$—	$11,382,047

Exercise of employee stock options	17,547	18	—	—	48,731	—	—	48,749

Stock-based compensation	—	—	—	—	228,585	—	—	228,585

Expenses associated with the sale of common stock and warrants	—	—	—	—	(124,423)	—	—	(124,423)

Exchange of Class B Stock	604,080	604	(483,264)	(483)	(6,262)	—	—	(6,141)

Stock issuance for business acquisition	260,000	260	—	—	1,234,740	—	—	1,235,000

Net Loss	—	—	—	—	—	(2,940,136)	—	(2,940,136)

Balance, December 31, 2007	6,979,103	$6,980	—	$—	$20,523,602	$(10,706,901)	$—	$9,823,681

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(2,940,136)	$(2,235,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	491,022	521,260
Amortization of intangible assets	(31,783)	50,384
Amortization of deferred rent	(40,374)	—
Loss (gain) on disposal of property and equipment	1,125	(593)
Gain on termination of capital lease, net of impairment	—	(506,367)
Loss on legal settlement	—	825,000
Increase (Decrease) in inventory reserve	25,337	274,128
Realized gain on available-for-sale securities	—	8,318
Bond discount amortization	(18,798)	(4,771)
Stock-based compensation	228,585	222,283
Changes in operating assets and liabilities
Decrease in restricted cash	—	82,943
Decrease in accounts receivable, net	31,145	285,702
(Increase) decrease in inventories	211,240	(458,313)
Increase in prepaid expenses	(122,456)	(26,160)
Increase in other assets	(6,081)	(49,086)
Decrease in accounts payable and related party payable	(168,244)	(514,841)
Increase (decrease) in accrued compensation and benefits	35,460	(149,720)
Increase (decrease) in deposits	143,581	(446)

Total adjustments	779,759	559,721

Net cash used in operating activities	(2,160,377)	(1,675,282)

Cash Flows from Investing Activities:
Purchase of investments	(7,094,422)	(8,000,860)
Proceeds from sale of investments	11,109,620	1,977,358
Purchase of property and equipment	(589,147)	(312,509)
Proceeds from disposal of property and equipment	—	1,278
Acquisition of Advanced Lighting Systems	(1,818,307)	—

Acquisition of patents and trademarks	(11,621)	(57,911)

Net cash provided by (used in) investing activities	1,596,123	(6,392,644)

Cash Flows from Financing Activities:
Proceeds (expenses) from sale of common stock and warrants	(124,423)	8,350,397
Payments on promissory note	(1,157,846)	—
Net borrowings on revolving line of credit	1,443,000	—
Proceeds from exercise of employee stock options	48,749	630
Costs associated with Class B common stock conversion	(6,141)	—

Net cash provided by financing activities	203,339	8,351,027

Net Increase (Decrease) in Cash and Cash Equivalents	(360,915)	283,101
Cash and Cash Equivalents, beginning of period	531,181	248,080

Cash and Cash Equivalents, end of period	$170,266	$531,181

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for Interest	$38,940	$356,320

Non-cash investing and financing activities:
Deferred rent incurred for leasehold improvement credit	$269,160	$—
Capital lease termination	—	2,312,888
Issuance of common stock for acquisition	1,235,000	—
Note payable issued in exchange for lease termination	—	332,846

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. Nexxus Lighting, Inc. and its wholly owned subsidiary, Advanced Lighting Systems, LLC, designs, manufactures, markets and sells LED and fiber optic lighting products for use in applications in the commercial, architectural, signage, entertainment, swimming pool and OEM markets. During 2007, the Company was organized into divisions, each with a defined market focus. SV Lighting serves the commercial and architectural lighting market and derives its revenues primarily from sales of Savi® brand LED lighting systems and controls and Super Vision® fiber optic brand of products. Advanced Lighting Systems, serves the entertainment, theatrical and commercial lighting market through its LiveLED™, and eLUM™ LED lighting systems and controls and Advanced Lighting Fiber Optics™ brand of products, and the Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Principles of Consolidation – The consolidated financial statements include the accounts of Nexxus Lighting, Inc. and its wholly owed subsidiary, Advanced Lighting Systems, LLC (collectively, the Company). Significant inter-company accounts and transactions have been eliminated.

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

Cash equivalents – Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

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

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Investments (continued)

At December 31, 2007 and 2006, the Company held investments in marketable securities that were classified as held-to-maturity with varying maturity dates up to one year consisting of the following:

	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
December 31, 2006
Corporate Bonds	$6,971,400	$—	$209	$6,971,191

December 31, 2007
Taxable Fixed Income	$2,975,000	$—	$380	$2,974,620

Inventories – Inventories are stated at the lower of cost (average cost), or market. Provision is made for any inventory deemed excessive or obsolete.

Property and equipment – Property and equipment are stated at cost. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Amortization expense related to property held under capital lease is included with depreciation in the accompanying statements of operations and accumulated depreciation in the accompanying balance sheets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated useful lives
Machinery and equipment	3-20 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Leasehold improvements	5 years

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) and Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). There were no impairment charges of intangible assets during the years ended December 31, 2007 and 2006. Patents and trademarks are amortized using the straight-line method over their useful lives of 17 years. Amortization expense on patents and trademarks was $(57,438) and $22,672 during 2007 and 2006, respectively. Other intangible assets consist primarily of costs associated with the acquisition of product safety certifications (UL certifications) and technology licensing costs for certain fiber optic lighting products and systems and LED lighting products and systems and are included in other assets. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with SFAS No. 142. Amortization expense on other intangible assets was $24,148 and $27,712 during 2007 and 2006, respectively.

As of December 31, 2007, amortization expense on intangible assets for the next five years and thereafter is as follows, excluding $88,656 invested in patents, trademarks or product certifications which are not yet being amortized as the patent, trademark or product certification is not complete:

	2008	2009	2010	2011	2012	Thereafter	Totals
Patents	12,661	12,661	12,661	12,661	12,661	93,456	156,761
Trademarks	977	977	977	977	977	5024	9,909
Product certification	16,498	8,404	4,974	3,866	3,723	4,190	41,655

Total	30,136	22,042	18612	17,504	17,361	102,670	208,325

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Long lived assets – The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. No impairment losses have been recognized during the year ended December 31, 2007. There was an impairment of leasehold improvements of approximately $241,300 during the year ended December 31, 2006 which was netted against the gain on termination of capital lease as further discussed in Note 3.

Deposits – Payments received by the Company for products to be provided in the following year are deferred and recognized as revenue in the period the products are shipped.

Shipping and handling costs – The Company accounts for certain shipping and handling costs related to the acquisition of goods from its vendors as cost of sales.

Research and development – Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $234,000 and $263,000 for the years ended December 31, 2007 and 2006, respectively.

Income taxes – Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average Class A and Class B common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share for 2007 and 2006 because to do so would have been anti-dilutive. At December 31, 2007 and 2006, the Company had 4,220,775 and 4,274,239 potentially dilutive common shares, respectively.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

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

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table in accordance with FAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Years Ended December 31,
	2007	2006
Expected volatility	69% - 87%	71% -87%
Weighted-average volatility	73.65%	86.4%
Risk-free interest rate	3.35% - 5.0%	4.35% - 5.09%
Expected dividend yield	0%	0%
Expected life in years	2.9 – 9.1	3.2 – 9.1

Under the SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying audited statement of operations for the year ended December 31, 2007 was $228,585 which caused net loss to increase by that amount and basic and diluted loss per share for 2007 to increase by $0.03, respectively.

Business segments – Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information,” the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Major Suppliers – The Company made purchases from two major suppliers representing approximately 22% and 19% of total net purchases for the year ending December 31, 2007 compared to purchases from three major suppliers representing approximately 29%, 11% and 10% of total net purchases for the year ending December 31, 2006.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of the FAS 141R will have an effect on future acquisitions.

2.	ACQUISITION:

On September 28, 2007, Advanced Lighting Systems, Inc. (“ALS”), which is headquartered in Sauk Centre, MN, was merged with and into the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC a Delaware limited liability company, pursuant to an agreement dated August 3, 2007. The preliminary purchase price of $3,372,659 (including acquisition costs of $278,454, $6,800 of which were accrued at December 31, 2007) was funded with $1,819,409 of the Company’s available cash and short-term investment balances plus 260,000 shares of common stock valued at $1,235,000 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Additionally, the Company recorded a liability to related party (seller) for $318,250 which represents $118,250 of stock to be issued for achievement of the 2007 revenue milestones for ALS and a $200,000 indemnity holdback for possible future claims. This strategic acquisition is expected to strengthen the Company’s position in the commercial and entertainment lighting markets.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

2.	ACQUISITION (continued):

This acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations” and, accordingly, the consolidated statements of operations include the results of ALS since the date of acquisition, September 28, 2007. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill. Management considers a number of factors, including third-party valuations or appraisals which have not yet been completed, when making these determinations. We will finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. The preliminary allocation of the purchase price follows:

Cash	$1,101
Accounts receivable	117,463
Inventories	499,093
Other current assets	18,005
Property, plant and equipment	18,215
Goodwill	2,880,440
Other intangible assets	16,298
Other long-term assets	4,000
Accounts payable	(129,664)
Accrued expenses	(12,860)
Deposits	(39,432)
Preliminary purchase price	3,372,659

The purchase price is subject to adjustment for stipulations in the purchase agreement, such as certain additional payments subject to the achievement of revenue and earnings milestones by ALS in 2008 and claims against the indemnity holdback.

The Company’s statement of operations includes sales and earnings of ALS incurred after the date on which the acquisition was closed, September 28, 2007. On an unaudited pro forma basis, assuming that the acquisition had occurred on January 1, 2007, the Company’s results for 2007 would have been as follows:

Twelve Months Ended December 31, 2007
Revenue	$12,548,000
Net Loss	$2,999,000
Loss per share	$0.44

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

3.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2007	2006
Raw materials	$2,531,852	$2,603,353
Work in process	32,434	7,771
Finished goods	1,461,062	1,126,371

	4,025,348	3,737,495
Less reserve for obsolescence	(299,465)	(274,128)

Net inventories	$3,725,883	$3,463,367

4.	TERMINATION OF CAPITAL LEASE OBLIGATION WITH RELATED PARTY:

On November 29, 2006, the Company entered into a lease termination agreement with Max King Realty, Inc. (“Max King Realty”), a company controlled by Brett M. Kingstone, the Company’s chairman of the board, to terminate the capital lease with Max King Realty for the Company’s Orlando, FL facility. The lease had a fifteen-year term extending through June 15, 2012. Max King Realty was willing to accommodate the Company’s desire to terminate its obligations under the lease for its then current facility by terminating the lease, repaying the third party indebtedness secured by the premises and selling the premises to an unrelated third party.

In connection with accommodating the Company’s request for early termination of the lease of its existing facility, Max King Realty incurred a prepayment penalty to a third party lender for the early repayment of the indebtedness secured by the leased premises in an amount equal to approximately $332,800. The Company agreed to pay Max King Realty the full amount of the prepayment penalty by delivery of an unsecured promissory note in the principal amount of $332,846. The promissory note was paid in full in January 2007. The termination of the lease releases the Company and Max King Realty from all duties and obligations to each other under the capital lease.

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

5.	OPERATING LEASES:

On November 30, 2006, the Company entered into a five year operating lease agreement with EastGroup Properties, L.P., an unrelated party (“Eastgroup”). Pursuant to the lease, on April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which the Company uses for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on the Company’s balance sheet and is being amortized as a reduction of rent expense over the life of the lease.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

5.	OPERATING LEASES (continued):

On November 30, 2006, the Company entered into a four month operating lease with FLIR Systems, Inc., the new owner of the property previously leased from Max King Realty, Inc. The lease was for the use of 40,000 square feet of manufacturing and distribution space at a gross monthly amount of $29,820 through March 31, 2007. A security deposit has been paid in the amount of $28,000 and was returned upon inspection of the property. The Company was not required to lease the premises from the new owner in connection with the capital lease termination agreement with Max King Realty. The sale of the building was a separate transaction between Max King Realty, Inc. and FLIR Systems, Inc.

On February 27, 2007, the Company entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s new corporate headquarters in Charlotte, North Carolina. The Company leases approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent will increase annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

On September 28, 2007, the Company entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, President of the Company’s ALS subsidiary. This operating lease commenced approximately September 28, 2007 for ALS’ operations facility in Sulk Centre, MN. Base rent under the lease is $8,815 per month for the duration of the lease.

At December 31, 2007, future payment obligations under the operating leases described above were as follows:

2008	$527,722
2009	540,116
2010	552,936
2011	567,202
2012 and thereafter	249,226

Total future payment obligations	$2,437,202

6.	FINANCIAL INSTRUMENTS AND CREDIT RISKS:

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

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

6.	FINANCIAL INSTRUMENTS AND CREDIT RISKS (continued):

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

7.	INCOME TAXES:

As of December 31, 2007, the Company had approximately $9,868,000 and $6,247,000 in net operating loss carry forwards for federal and state income tax purposes, respectively, which expire between 2011 and 2026. These can be carried forward and applied against future taxable income. However, as a result of stock offerings and stock issued in connection with the acquisition, the use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2007	2006
Accounts receivable	$30,000	$46,000
Inventories	108,000	103,000
Accrued expenses	71,000	73,000
Depreciation	(193,000)	(192,000)
Intangible assets	63,000	—
Stock warrants	214,000	137,000
Other	4,000	4,000
Net operating loss carry forwards	3,598,000	2,584,000

	3,895,000	2,755,000
Valuation allowance	(3,895,000)	(2,755,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $3,895,000 at December 31, 2007, an increase of approximately $1,140,000 over December 31, 2006. The change in the valuation allowance includes the impact of a change in the tax rate applied to the deferred taxes from the beginning of the year rate of 37.63% to an end of the year rate of 36.46%.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2007 and 2006:

	2007		2006
	Amount	%	Amount	%
Tax benefit computed at statutory federal rate	$(999,646)	(34.0)	$(759,901)	(34.0)
Deferred state tax expense (benefit)	(70,620)	(2.4)	(73,262)	(3.3)
Change in valuation allowance	1,140,000	38.8	761,000	34.0
Adjustment to net operating loss carryforwards	(94,405)	(3.2)	—	—
Non-deductible expenses	7,400.2		6,728	0.3
Other, net	17,271.6		65,435	3.0

Income tax expense	$—	—	$—	—

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

8.	CAPITAL STOCK:

Common stock – At December 31, 2007 the Company has reserved Common Stock for issuance in relation to the following:

Employee Stock Options	581,817
Shares Subject to Warrants	3,638,958

Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock were automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (“KFLP”); an entity controlled by Brett M. Kingstone, the Company’s chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the “Exchange”). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which was entitled to five votes per share and the Class A Common Stock, which was entitled to one vote per share. Effective April 11, 2007, each share of Class A Common Stock was automatically reclassified as and converted into one share of Common Stock, $.001 par value per share, of the Company. In addition, effective April 11, 2007 the Company’s authorized number of shares of Common Stock was increased to 25,000,000. Accordingly, all Class A Common Stock information was retroactively adjusted to reflect the conversion of Class A Common Stock to Common Stock and increase in authorized shares. Each share of Common Stock is entitled to one vote per share.

Stock warrants – The Company has 3,638,958 warrants outstanding in connection with the transactions described below.

The Company has granted a 10-year warrant for 289,187 shares of Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone is the chairman of the board of the Company and was chief executive officer of the Company until December 31, 2005. The warrant was granted on September 9, 2005 and has been assigned by Mr. Kingstone to the Kingstone Family Ltd Partnership II, an entity controlled by Mr. Kingstone.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the “Private Placement”). Each unit consisted of 100 shares of common stock, a warrant to purchase 60 shares of common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the “Base Warrants”) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the “Additional Warrants”). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the “Placement Agent Warrant”) to purchase 322,870 shares of the Company’s Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

8.	CAPITAL STOCK (continued):

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

In connection with the Private Placement, the Company filed a registration statement with the SEC covering the resale of shares of common stock sold in the Private Placement and the shares of common stock underlying the warrants sold in the Private Placement.

9.	STOCK OPTION PLAN:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2007, options to purchase 68,617 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2007, 352,898 shares of common stock were vested and exercisable under the 2003 Plan.

The weighted average fair value of options granted at market during 2007 and 2006 was $2.91 and $2.06 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $11,575 and $366, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2007 was $438,026. At December 31, 2007, there were 581,817 options outstanding under both plans.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

9.	STOCK OPTION PLAN – (continued):

The following table summarizes activity of the stock option plans for the years ended December 31, 2007 and 2006:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2006		654,932	$4.71
Options granted at market	(89,450)	89,450	$2.56
Options exercise		(300)	$2.10
Options forfeited or expired	105,817	(226,217)	$5.41

Balance, December 31, 2006	16,637	517,865	$3.73

Increase in options under the 2003 Plan	220,000	—
Options granted at market	(251,200)	251,200	$2.91
Options exercise		(17,547)	$2.31
Options forfeited or expired	162,201	(169,701)	$3.13

Balance, December 31, 2007	147,368	581,817	$3.16

Of the 581,817 options outstanding at December 31, 2007, 421,515 are vested and exercisable . At December 31, 2007, the weighted average exercise price of vested options outstanding was $4.04, the weighted average remaining contractual term (in years) was 6.83, and the aggregate intrinsic value was $416,083.

A summary of the non-vested shares as of December 31, 2007 and changes during the year ending December 31, 2007 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	114,352	$3.59
Granted	251,200	$2.91
Vested	(61,382)	$3.69
Forfeited	(143,868)	$2.98

Non-vested at December 31, 2007	160,302	$4.98

As of December 31, 2007, the total future compensation cost related to non-vested awards will be approximately $59,000, $54,000 and $42,000 for the years ending December 31, 2008, 2009, and 2010 respectively.

The total fair value of shares vested during the year was approximately $226,225.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

9.	STOCK OPTION PLAN – (continued):

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. The grant date weighted average fair value of performance options granted during 2007 and 2006 was $2.70 and $1.84, respectively. As of December 31, 2007, there was no unrecognized compensation cost related to non-vested performance options since the attainment of the performance objectives were not considered probable. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2007 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2007 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	170,000	$3.37
Granted	50,000	$2.20
Cancelled	(70,000)	$4.30

Outstanding at December 31, 2006	150,000	$2.55	9.11	$140,000

Granted	130,000	$5.30
Exercised	—	—
Forfeited or expired	(136,750)	$4.82

Outstanding at December 31, 2007	143,250	$3.97	8.84	$160,950

Exercisable at December 31, 2007	68,250	$2.76	8.60	$145,950

A summary of the non-vested shares that vest, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2007 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2007	100,000	$3.59
Granted	130,000	$2.70
Vested	(18,250)	$3.59
Forfeited	(136,750)	$3.04

Non-vested at December 31, 2007	75,000	$3.04

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

December 31, 2007

10.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2007	% of Sales	2006	% of Sales
Foreign markets:
Americas (excluding USA)	$1,237,745	12%	$1,839,089	17%
Europe, the Middle East and Africa	1,124,156	11%	1,144,085	10%
Asia Pacific	505,498	5%	700,286	6%
Japan	165,980	2%	126,802	1%

11.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. Total matching contributions paid by the Company were approximately $46,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively.

12.	CONTINGENCIES:

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

13.	REVOLVING LINE OF CREDIT:

In February 2006, the Company entered into a $1,200,000 revolving line of credit agreement. In June 2006, the agreement was amended to increase the borrowing capacity under the line of credit to $1,600,000. The maturity date of the loan was subsequently extended to June 2008. The agreement is secured by substantially all of the assets of the Company and includes certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. As of December 31, 2007, the line of credit had an outstanding balance of $1,443,000 and there was an available balance of $157,000. The line is secured by substantially all of the assets of the Company. Interest is at LIBOR plus 1.85% per annum (7.075% at December 31, 2007) and is payable monthly. For the year ending December 31, 2007 the Company was not in compliance with certain financial covenants as required by the agreement. The lender has waived these covenant violations for 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

Date: March 28, 2008	By:	/s/ Michael Bauer
Michael Bauer, President,
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer
Michael Bauer – President	March 28, 2008
Chief Executive Officer / Director
(Principal Executive Officer)

/s/ John Oakley	March 28, 2008
John Oakley – Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Brett M. Kingstone
Brett M. Kingstone – Chairman of the Board of Directors	March 28, 2008

/s/ Brian McCann	March 28, 2008
Brian McCann – Director

/s/ Anthony Nicolosi	March 28, 2008
Anthony Nicolosi – Director

/s/ Edgar Protiva	March 28, 2008
Edgar Protiva – Director

/s/ Fritz Zeck	March 28, 2008
Fritz Zeck – Director

/s/ Anthony Castor	March 28, 2008
Anthony Castor – Director

Item 13.	Exhibits

3.1	Certificate of Incorporation of the Company (1)

3.2	Amendment to Certificate of Incorporation (1)

3.3	Amendment to Certificate of Incorporation (3)

3.4	Amendment to Certificate of Incorporation (2)

3.5	Bylaws (1)

4.1	Form of Common Stock Certificate*

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of the Company’s Common Stock at an exercise price of $2.23 per share (11)

4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of the Company’s Common Stock at an exercise price of $3.00 per share(12)

10.1†	Form of Indemnification Agreement (1)

10.2†	1994 Stock Option Plan, as amended and restated (2)

10.3†	2003 Stock Incentive Plan (7)

10.4†	Warrant Agreement dated as of December 21, 2005 between the Company and the Kingstone Family Ltd Partnership II (8)

10.5†	Employment Agreement between the Company and Michael A. Bauer dated February 11, 2008(22)

10.6†	Transition Agreement between the Company and Brett M. Kingstone dated September 9, 2005(20)

10.7†	Contingent Proceeds Participation Agreement between Brett M. Kingstone and the Company dated September 19, 2003(5)

10.8	Business Loan Agreement between the Company and RBC Centura Bank dated February 10, 2006(21)

10.9	Lease for Southridge Park Court facility (14)

10.10.1	Lease for Floyd Smith Office Park facility (23)

10.10.2	Lease for Floyd Smith Office Park facility*

10.11	Form of Common Stock and Warrant Purchase Agreement by and between the Company and each purchaser in the private placement dated as of December 7, 2006(15)

10.12	Form of Registration Rights Agreement by and between the Company and each purchaser in the private placement, dated as of December 7, 2006(16)

10.13	Registration Rights Agreement between the Company and Cooper Lighting, Inc., dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between the Company and Cooper Lighting, Inc. dated as of November 23, 1998 (17)

10.14	Escrow Agreement between the Company and RBC Centura Bank, dated as of November 30, 2006(18)

10.15	Exchange Agreement between the Company and Brett M. Kingstone dated March 26, 2007(19)

10.16#	Settlement and License Agreement between the Company and Color Kinetics Incorporated dated December 4, 2006(23)

14.1	Code of Business Conduct and Ethics (6)

23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm

31.1*	Certifications by chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by chief executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement.
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 29, 1997
(3)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 22, 1998
(4)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2 (File No. 333-73804)
(5)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003
(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003
(7)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to the Company’s Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed October 18, 2005
(11)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(12)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(13)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on January 19, 2007
(14)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 5, 2006
(15)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(16)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on December 8, 2006
(17)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998
(18)	Incorporated by Reference to the Company’s Registration Statement on Form S-3 (File No. 333-140286)
(19)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on March 29, 2007
(20)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on September 14, 2005
(21)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005
(22)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed February 14, 2008.
(23)	Incorporated by Reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.