Form 10-Q
period 2008-03-31
Nexxus Lighting, Inc.
filed 2008-05-15
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23590

NEXXUS LIGHTING, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	59-3046866
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

124 FLOYD SMITH DRIVE, SUITE 300, CHARLOTTE, NORTH CAROLINA 28262

(Address of Principal Executive Offices) (Zip Code)

(704) 405-0416

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $.001 par value, outstanding on May 13, 2008: 8,067,979

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited,) March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,579,107	$170,266
Restricted investments	500,000	500,000
Investments	875,000	2,475,000
Trade accounts receivable, less allowance for doubtful accounts of $89,792 and $84,615	1,625,738	1,317,595
Inventories, less reserve of $366,507 and $299,465	3,398,253	3,725,883
Prepaid expenses	498,662	384,308
Other assets	35,156	32,021

Total current assets	9,511,916	8,605,073

Property and equipment	4,502,437	4,364,193
Accumulated depreciation and amortization	(3,096,056)	(3,006,671)

Net property and equipment	1,406,381	1,357,522

Goodwill	2,893,039	2,880,440
Deposits on equipment	91,928	55,899
Patents and trademarks, less accumulated amortization of $68,636 and $66,817	309,487	296,981
Other assets	209,777	121,047

	$14,422,528	$13,316,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,657,510	$1,107,720
Accrued compensation and benefits	268,360	160,252
Revolving line of credit	1,360,241	1,443,000
Current portion of deferred rent	53,832	53,832
Current portion of payable to related party under acquisition agreement	218,250	218,250
Deposits	114,187	205,711

Total current liabilities	3,672,380	3,188,765

Deferred rent, less current portion	202,419	204,516
Payable to related party under acquisition agreement, less current portion	100,000	100,000

Total liabilities	3,974,799	3,493,281

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,590,979 and 6,979,103 issued and outstanding	7,591	6,980
Additional paid-in capital	22,388,907	20,523,602
Accumulated deficit	(11,948,769)	(10,706,901)

Total stockholders’ equity	10,447,729	9,823,681

	$14,422,528	$13,316,962

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$3,019,234	$2,407,278
Cost of sales	2,224,283	1,412,043

Gross profit	794,951	995,235

Operating expenses:
Selling, general and administrative	1,914,691	1,271,101
Research and development	124,729	100,721

Total operating expenses	2,039,420	1,371,822

Operating Loss	(1,244,469)	(376,587)

Non-Operating Income (Expense):
Interest income	24,318	64,894
Interest expense	(26,169)	(6,017)
Other income	4,452	4,939

Total non-operating income	2,601	63,816

Net Loss	$(1,241,868)	$(312,771)

Net Loss Per Common Share:
Basic and diluted	$(0.18)	$(0.05)

Weighted average shares outstanding:
Basic and diluted	7,029,537	6,594,016

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(1,241,868)	$(247,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,858	205,279
Amortization of intangible assets	8,144	13,015
Amortization of deferred rent	(2,097)	—
Increase in inventory reserve	67,042	5,915
Bond discount amortization	—	(3,955)
Stock-based compensation	33,395	53,179
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(308,143)	36,351
Inventories	260,588	(75,469)
Prepaid expenses	(114,354)	(168,259)
Other assets	24,864	(13,660)
Increase (decrease) in:
Accounts payable	549,790	197,594
Accrued compensation and benefits	108,108	21,470
Customer deposits	(91,524)	(11,168)

Total adjustments	633,671	260,292

Net cash used in operating activities	(608,197)	12,749

Cash Flows from Investing Activities:
Purchase of property and equipment	(182,746)	(64,445)
Purchase of investments	—	(3,070,548)
Business acquisition costs	(133,638)	—
Proceeds from sale of investments	1,600,000	3,833,486
Acquisition of patents and trademarks	(16,340)	(24,236)

Net cash provided by investing activities	1,267,276	674,257

Cash Flows from Financing Activities:
Net (payments) borrowings on revolving line of credit	(82,759)	267,964
Payments on notes payable	—	(539,096)
Cost of private placement	—	(116,721)
Proceeds from exercise of warrants and employee stock options	1,832,521	20,350

Net cash (used in) provided by financing activities	1,749,762	(367,503)

Net Increase in Cash and Cash Equivalents	2,408,841	319,503

Cash and Cash Equivalents, beginning of period	170,266	531,181

Cash and Cash Equivalents, end of period	$2,579,107	$850,684

Supplemental Cash Flow Information:
Cash paid for interest	$26,169	$6,017

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008 or for any future period.

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

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company utilizes the market approach, defined as Level 1 in the fair value hierarchy, to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets, all with maturity dates of less than one year, measured at fair value on a recurring basis are summarized below:

March 31, 2008
Money Market Funds	$1,498,279
Taxable Fixed Income Securities	1,375,000

Total	$2,873,279

Taxable Fixed Income Securities includes $500,000 which our lender for our revolving line of credit requires we maintain as a minimum investment balance in accounts at the lender, which is classified as restricted investments in the accompanying balance sheet.

Nexxus Lighting, Inc.

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

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table in accordance with SFAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, it is assumed the goal will be achieved or an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Three Months Ended March 31,
	2008	2007
Expected volatility	67.7%-84.07%	71%-72%
Weighted-average volatility	82.81%	71.5%
Risk-free interest rate	2.94%	4.7%
Expected dividend yield	0%	0%
Expected life in years	2.9-8.9	3.2-9.1

Under SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended March 31, 2008 and 2007 were $33,395 and $53,179 respectively which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended March 31, 2008 and 2007 to increase by $.01 for both periods.

Income taxes - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued:

Income taxes (con’t) - The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Recent accounting pronouncements -

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

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) March 31, 2008	December 31, 2007
Raw materials	$2,831,789	$2,531,852
Work in process	26,989	32,434
Finished goods	905,982	1,461,062

	3,764,760	4,025,348
Less: Reserve for obsolescence	(366,507)	(299,465)

Net inventories	$3,398,253	$3,725,883

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2008, options to purchase 66,317 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2008, 366,248 shares of common stock were vested and exercisable under the 2003 Plan.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2008:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2007	16,367	517,865	$3.73
Increase in options under the 2003 Plan	220,000	—	—
Options granted at market	(251,200)	251,200	$2.91
Options exercised	—	(17,547)	$2.31
Options forfeited or expired	162,201	(169,701)	$3.13

Balance, December 31, 2007	147,368	581,817	$3.16

Options granted at market	(110,000)	110,000	$4.52
Options exercised	—	(6,500)	$2.88
Options forfeited or expired	9,150	(11,450)	$3.52

Balance, March 31, 2008	46,518	673,867	$3.38

The weighted average fair value of options granted at market during the three months ended March 31, 2008 and 2007 was $4.52 and $ 2.11 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $11,700 and $ 22,900 respectively. The aggregate intrinsic value of the outstanding options at March 31, 2008 was $723,175 and $230,670 at March 31, 2007.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Revolving Line of Credit:

In February 2006, the Company entered into a $1,200,000 revolving line of credit agreement. In June 2006, the agreement was amended to increase the borrowing capacity under the line of credit to $1,600,000. The maturity date of the loan was subsequently extended to June 2008. The agreement is secured by substantially all of the assets of the Company and includes certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. At March 31, 2008, the line of credit had an outstanding balance of $1,360,241.

For the three months ended March 31, 2008 the Company was not in compliance with a financial covenant as required by the agreement. The lender has waived this covenant requirement for the three months ended March 31, 2008.

5.	Earnings (Loss) per Share:

Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the three months ended March 31, 2008 and 2007 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the three months ended March 31, 2008 and 2007 the Company had 3,707,449 and 4,126,190 potentially dilutive common shares, respectively, which were not included in the calculation of diluted earnings (loss) per share.

6.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

7.	Capital Stock:

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

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

8.	Capital Stock (continued):

share, expiring five years from the date of issuance (the “Base Warrants”) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the “Additional Warrants”). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended. During the three months ended March 31, 2008, the Company exercised the redemption feature of the Additional Warrants and all of the Additional Warrants were exercised. The Company received proceeds of $1,816,128 upon the exercise of the Additional Warrants at the exercise price of $3.00 per share. The exercise of these warrants resulted in the issuance of 605,376 shares of common stock.

9.	Subsequent Event:

On April 30, 2008, the Company acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (“Lumificient”), pursuant to the terms of a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the shareholders of Lumificient received cash consideration of $1.1 million (of which $200,000 is subject to an indemnity holdback) and 475,000 shares of Nexxus Lighting’s common stock at closing, and are entitled to possible future earn-out payments, based upon achievement of certain performance milestones for the years ending December 31, 2008 and December 31, 2009, of up to an aggregate of 1,725,000 additional shares of Nexxus Lighting’s common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. The Company’s actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of the Company’s product areas, including price competition, dependence on suppliers, the success of the Company’s sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of the Company’s fiber optic and LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in the Company’s other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform its prior statements to actual results.

Overview

Nexxus Lighting, Inc. (“Nexxus”, “Nexxus Lighting”, “we”, “us”, or the “Company”) designs, manufactures, markets and sells solid-state LED and fiber optic lighting products used in commercial, architectural, signage, entertainment, swimming pool and retail applications. In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. The name change symbolizes a significant shift in the strategic direction and market focus of the Company. This significant shift is designed to capitalize on the emerging market for advanced lighting technology, including Light Emitting Diode (LED) lighting systems and controls, as a replacement for conventional incandescent lighting systems for general lighting applications.

During 2007 the Company was organized into divisions, each with a defined market focus. SV Lighting serves the commercial and architectural lighting market and derives its revenues primarily from sales of Savi® brand LED lighting systems and controls and the Super Vision® fiber optic brand of products. The Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC serves the entertainment, theatrical and commercial lighting market through its LiveLED™ and eLUM™ LED lighting systems and controls and Advanced Lighting Fiber Optics™ brand of products. The Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Acquisition

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation (“Lumificient”), a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets, pursuant to a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient. This strategic acquisition is expected to strengthen the Company’s position in the signage lighting market and enhance the Company’s research and development capabilities.

Current Product Platform

The Company currently derives its revenues primarily from sales of solid-state LED lighting systems and controls as well as fiber optic lighting cables and fiber optic lighting sources and accessories. The Company also designs, manufactures, markets and sells LED and fiber optically lit waterfalls and water features. The Company markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Three months ended March 31, 2008 vs. 2007

Results of Operations

	(Unaudited) Quarter Ended March 31,
	2008	2007	Change	% Change
Revenues	$3,019,234	$2,407,278	$611,956	25%
Cost of Sales	$2,224,283	$1,412,043	$812,240	58%

Gross Profit	$794,951	$995,235	$(200,284)	(20)%

Gross Margin	26%	41%

Total revenues for the three months ended March 31, 2008 were approximately $3,019,000 as compared to approximately $2,407,000 for the three months ended March 31, 2007, an increase of approximately $612,000 or 25%. This increase was driven by the September 2007 acquisition of Advanced Lighting Systems (“ALS”), which serves the commercial and entertainment lighting market, and by a 31% increase in revenue from Pool and Spa sales, offset by lower International sales compared to the same period in 2007. This increase in revenue represents a 14% increase in revenue over the fourth quarter of 2007 and the fifth consecutive quarter of increased quarter over quarter revenue. We believe the Company is beginning to see the benefits of its acquisition and product development strategy. Excluding the impact of sales by ALS of $873,000 for the three months ended March 31, 2008, revenues decreased to $2,146,000.

Commercial lighting sales (includes sales in the architectural and entertainment markets) increased 60%, or $622,000 in the first quarter of 2008, driven by $873,000 in commercial and entertainment sales by ALS. Excluding revenue attributable to ALS, the Company’s commercial sales decreased 24%, or $251,000 in the first quarter of 2008 driven primarily by decreased commercial construction activity in many markets across the U.S.

Pool & Spa sales improved in the first quarter of 2008, with revenue increasing 31% or $270,000, versus the same period in 2007 despite the significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally. The Company is seeing the impact of the new pool and spa management team added in September 2007, their efforts to gain market share and the results of new product introductions in 2007, specifically sales of the Company’s new Savi™ Note lighting system.

These increases were offset by a $249,000, or 50%, decrease in International sales as increases in Russia and the U.K. were offset primarily by decreases in Japan, Thailand, Spain and Egypt. However, as orders from international customers in the first quarter of 2008 increased approximately 8% over the comparable period of 2007 the Company expects shipments to international customers to increase in the second and third quarters of 2008.

Sales of fiber optic lighting (FOL) products accounted for 41% and 43% of the Company’s revenue during the quarters ended March 31, 2008 and 2007, respectively, while sales of LED products accounted for 56% and 52% of the Company’s revenue for the quarters ended March 31, 2008 and 2007, respectively. The balance of the revenue mix consisted of sales of waterfalls and water features. Moving forward, we expect to see our overall product volume mix continue to shift away from sales of fiber optic lighting to a greater percentage of sales of LED lighting products and systems. However, we expect that sales of our fiber optic lighting products will remain a major revenue source of our business, particularly in certain markets such as architectural, entertainment, perimeter lighting for pools and specialized applications such as display case lighting. We are expanding our product offerings to reach broader market applications.

Gross Profit

Gross profit for the three months ended March 31, 2008 was approximately $795,000 or 26% of revenue as compared to approximately $ 995,000 or 41% of revenue for the comparable period of 2007. Direct gross margin for the first three months of 2008, which is revenue less material cost, decreased to approximately 55% as compared to 61% in the same period of 2007 as the Company’s Pool and Spa division made certain pricing concessions in order to gain market share. Additionally, the Company’s direct gross margin was impacted by the addition of ALS as that business has traditionally experienced lower direct gross margins than those traditionally experienced by the Company.

In addition to the increase in cost of goods sold from increasing revenue, excluding $90,000 in ALS production expenses, production costs increased approximately $303,000 or 65%. This increase was primarily due to $215,000 higher expense for capitalized labor and overhead as the Company reduced its inventory and shifted its inventory to products which are less labor intensive. The Company also experienced increases in shipping expenses of $34,000 resulting from increases in the Company’s shipping costs which we have not been able to pass along to the customer. The Company also experienced increases in charges for excess inventories of approximately $43,000 as certain products are maintaining higher in-stock levels than their twelve month sales history support.

Operating Loss

	(Unaudited) Quarter Ended March 31,
	2008	2007	Change	% Change
Gross Profit	$794,951	$995,235	$(200,284)	(20)%
Less operating expenses:
Selling, general & administrative	1,914,691	1,271,101	643,590	51%
Research & development	124,729	100,721	24,008	24%

Total operating expenses	2,039,420	1,371,822	667,598	49%

Operating loss	$(1,244,469)	$(376,587)	$(867,882)	(230)%

Selling, general and administrative (SG&A) expenses were approximately $1,915,000 for the quarter ended March 31, 2008 as compared to approximately $1,271,000 for the same period in 2007, an increase of approximately $644,000 or 51%. Excluding the impact of $240,000 of selling, general and administrative expenses attributable to the addition of ALS, selling, general and administrative expenses increased $404,000 or 32%. This net increase was principally due to increases of $185,000 in wages and payroll taxes due to additions of management and sales positions, $32,000 for recruiting fees and relocation expenses due to the filling of certain sales management positions, and increases in consulting costs of $107,000 as the Company made investments in its IT infrastructure and its ERP system. The increase in SG&A expenses for the period also reflects increases of $89,000 for the Company’s first quarter accounting and auditing expenses and $38,000 of expense related to the Company corporate offices opened in Charlotte, NC in June 2007. These year over year increases were offset slightly by a $18,000 decrease in stock compensation expense and a decrease in legal expense of $27,000.

Research and development costs were approximately $125,000 during the three months ended March 31, 2008 as compared to approximately $101,000 during the same period in 2007, This increase of approximately $24,000 or 24% was primarily due to an increase in wages in the first quarter of 2008 as compared to the same period of 2007.

Interest

Interest expense of approximately $26,000 for the quarter ended March 31, 2008 was primarily related to the cost of borrowing against the Company’s line of credit. Interest expense was approximately $6,000 for the same period in 2007. Interest income was approximately $24,000 and $65,000 for the three months ended March 31, 2008 and 2007, respectively.

Other Income

Other income was approximately $4,000 for the three months ended March 31, 2008 compared to approximately $5,000 for the same period in 2007.

Income Taxes

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended March 31, 2008 and 2007, respectively.

Net Loss

Net loss for the three months ended March 31, 2008 was approximately $1,242,000 or $0.18 per basic and diluted common share, as compared to a net loss of approximately $313,000, or $0.05 per basic and diluted common share, for the three months ended March 31, 2007.

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

The following table reconciles GAAP to non-GAAP financial measures:

	(Unaudited) Quarter Ended March 31,
	2008	2007	Change	%
Net loss	$(1,241,868)	$(312,771)	$(929,097)	(297)%
Adjustments:
Net Interest Expense	26,169	6,017	20,152	335%
Depreciation and Amortization	106,002	218,294	(112,292)	(51)%
Taxes	—	—	—

EBITDA	$(1,109,697)	$(88,460)	$(1,021,237)	(1,155)%

% of Revenues	(37)%	(4)%

The decline in EBITDA to $(1,109,697) for the three months ended March 31, 2008, as compared to EBITDA of $(88,460) for the same period in 2007 was primarily the result of the reductions in gross profit and increases in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

At March 31, 2008 the Company had working capital of approximately of $5,840,000, an increase of approximately 8% compared to working capital of approximately $5,416,000 at December 31, 2007. This increase in working capital is primarily due to approximately $1,833,000 received from the exercise of warrants and employee stock options offset primarily by cash used in operations.

Net cash used in operations amounted to approximately $608,000 for the three months ended March 31, 2008. This $504,000 increase in net cash used in operating activities over the comparable period of 2007 is primarily due to the higher net loss of the Company in the three months ended March 31, 2008 as compared to the same period of 2007 in addition to a $308,000 or 23% increase in accounts receivable attributable to higher sales in the first quarter of 2008 than the fourth quarter of 2007. Partially offsetting these operating uses of cash was a $550,000 or 50% increase in accounts payable due to the timing of certain payments to vendors and a $308,000 or 9% decrease in inventories due to better management of the Company’s purchasing processes.

Net cash provided by investing activities for the three months ended March 31, 2008 was approximately $1,267,000 as compared to $674,000 in the comparable period of 2007. During the three months ended March 31, 2008, net cash provided by investing activities included $1,600,000 in proceeds from the sale of investments, offset by purchases of property and equipment of $183,000 and expenditures of $134,000 related to our acquisition of Lumificient Corporation.

Net cash provided by financing activities for the three months ended March 31, 2008 was approximately $1,750,000 as compared to net cash used in financing activities of $251,000 for the first quarter of 2007. The cash used in financing activities was mainly attributable to approximately $1,833,000 from the exercise of warrants and employee stock options offset slightly by net repayments of $83,000 on our revolving line of credit.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Management anticipates that the cash, cash equivalents and investments on hand at March 31, 2008 as well as availability of borrowing under the Company’s revolving line of credit will be sufficient to fund the Company’s currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.

While the April 30, 2008 acquisition of Lumificient consumed a significant amount of the Company’s cash balances, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reducing fixed costs and re-timing or eliminating certain capital spending. Additionally, we will opportunistically consider public or private financing transactions, which may include credit facilities such as term loans and unsecured or secured borrowings, and the sale of equity securities. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisitions. We currently do not have any arrangements or commitments for additional financing, and there can be no assurances such financing will be available on terms acceptable to us, if at all.

Contractual Obligations

As of March 31, 2008, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007 other than the acquisition described below.

On April 30, 2008, the Company acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (“Lumificient”), pursuant to the terms of a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the shareholders of Lumificient received cash consideration of $1.1 million (of which $200,000 is subject to an indemnity holdback) and 475,000 shares of Nexxus Lighting’s common stock at closing, and are entitled to possible future earn-out payments, based upon Lumificient achieving an certain performance milestones for the years ending December 31, 2008 and December 31, 2009, of up to an aggregate of 1,725,000 additional shares of Nexxus Lighting’s common stock.

Critical Accounting Policies

As of March 31, 2008, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Nexxus’ condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory, stock-based compensation and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of March 31, 2008 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 4(T).	CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 15, 2008
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John C. Oakley	Date: May 15, 2008
John C. Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Document Description
31.1	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002