Form 10-Q
period 2008-06-30
Nexxus Lighting, Inc.
filed 2008-08-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Number of shares of Common Stock, $.001 par value, outstanding on August 12, 2008: 8,088,200

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,922,823	$170,266
Restricted investments	—	500,000
Investments	100,371	2,475,000
Trade accounts receivable, less allowance for doubtful accounts of $131,843 and $84,615	2,203,113	1,317,595
Inventories, less reserve of $497,997 and $299,465	4,273,097	3,725,883
Prepaid expenses	415,595	384,308
Other assets	17,432	32,021

Total current assets	9,932,431	8,605,073

Property and equipment	5,019,725	4,364,193
Accumulated depreciation and amortization	(3,214,074)	(3,006,671)

Net property and equipment	1,805,651	1,357,522

Goodwill	7,276,087	2,880,440
Deposits on equipment	29,889	55,899
Patents and trademarks, less accumulated amortization of $74,279 and $66,817	387,131	296,981
Other assets	259,068	121,047

	$19,690,257	$13,316,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,331,499	$1,107,720
Accrued compensation and benefits	240,687	160,252
Revolving line of credit	—	1,443,000
Current portion of payable to related party under acquisition agreement	318,250	218,250
Customer deposits	57,609	205,711
Current portion of deferred rent	53,379	53,832
Other current liabilities	161,000	—

Total current liabilities	4,162,424	3,188,765

Deferred rent, less current portion	191,315	204,516
Other notes payable	31,243	—
Payable to related party under acquisition agreement, less current portion	100,000	100,000
Promissory notes, net of debt discount	2,907,236	—

Total liabilities	7,392,218	3,493,281

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,085,946 and 6,979,103 issued and outstanding	8,086	6,980
Additional paid-in capital	25,573,380	20,523,602
Accumulated deficit	(13,283,427)	(10,706,901)

Total stockholders’ equity	12,298,039	9,823,681

	$19,690,257	$13,316,962

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$3,844,139	$2,567,746	$6,863,373	$4,975,024
Cost of sales	2,618,360	2,182,351	4,842,642	3,594,395

Gross profit	1,225,779	385,395	2,020,731	1,380,629

Operating expenses:
Selling, general and administrative	2,420,209	1,314,561	4,334,905	2,520,434
Research and development	169,662	109,896	294,179	210,618

Total operating expenses	2,589,871	1,424,457	4,629,084	2,731,052

Operating Loss	(1,364,092)	(1,039,062)	(2,608,353)	(1,350,423)

Non-Operating Income (Expense):
Interest income	21,292	64,318	45,611	129,212
Interest expense	(22,670)	(13,336)	(48,840)	(19,353)
Other income	30,595	12,062	35,056	17,002

Total non-operating income, net	29,217	63,044	31,827	126,861

Net Loss	$(1,334,875)	$(976,018)	$(2,576,526)	$(1,223,562)

Net Loss Per Common Share:
Basic and diluted	$(0.17)	$(0.15)	$(0.34)	$(0.18)

Weighted average shares outstanding:
Basic and diluted	7,919,487	6,711,988	7,474,512	6,653,111

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	6,979,103	$6,980	$20,523,602	$(10,706,901)	$—	$9,823,681

Exercise of employee stock options	26,467	26	102,592	—	—	102,618
Stock-based compensation	—	—	158,088	—	—	158,088
Expenses associated with the sale of common stock and warrants	—	—	(5,000)	—	—	(5,000)
Exercise of warrants	605,376	605	1,804,572	—	—	1,805,177
Stock issuance for business acquisition	475,000	475	2,392,338	—	—	2,392,813
Issuance of warrants			597,188			597,188
Net Loss	—	—	—	(2,576,526)	—	(2,576,526)

Balance, June 30, 2008	8,085,946	$8,086	$25,573,380	$(13,283,427)	$—	$12,298,039

See accompanying notes to unaudited condensed consolidated financial statements

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(2,576,526)	$(1,223,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215,875	288,806
Amortization of intangible assets	15,868	26,079
Amortization of deferred rent	(13,201)	(13,458)
Increase in inventory reserve	189,932	226,635
Bond discount amortization	—	(9,856)
Stock-based compensation	158,088	90,871
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(396,205)	(151,794)
Inventories	147,632	24,039
Prepaid expenses	(24,287)	(47,312)
Other assets	28,638	(43,569)
Increase (decrease) in:
Accounts payable	1,393,444	593,282
Accrued compensation and benefits	63,306	(6,811)
Customer deposits	(148,102)	(3,470)

Total adjustments	1,630,988	973,442

Net cash used in operating activities	(945,538)	(250,120)

Cash Flows from Investing Activities:
Purchase of property and equipment	(386,770)	(386,699)
Purchase of investments	—	(4,294,422)
Business acquisition costs	(118,082)	—
Acquisition of Lumificient Corporation, net of cash acquired	(2,400,364)	—
Proceeds from sale of investments	2,874,630	6,610,426
Acquisition of patents and trademarks	(59,855)	(69,881)

Net cash (used in) provided by investing activities	(90,441)	1,859,424

Cash Flows from Financing Activities:
Net (payments) borrowings on revolving line of credit	(1,443,000)	1,246,558
Proceeds from promissory notes	3,500,000	—
Payments on notes payable	(6,401)	(734,510)
Deferred financing costs	(169,926)	—
Cost of private placement	—	(125,181)
Costs associated with Class B common stock conversion	—	(6,141)
Proceeds from exercise of warrants and employee stock options	1,907,863	27,215

Net cash provided by (used in) financing activities	3,788,536	407,941

Net Increase in Cash and Cash Equivalents	2,752,557	2,017,245

Cash and Cash Equivalents, beginning of period	170,266	531,181

Cash and Cash Equivalents, end of period	$2,922,823	$2,548,426

Supplemental Cash Flow Information:
Cash paid for interest	$46,182	$269,160

Non-cash Financing Activities:
Fair value of warrants recorded as a debt discount	$597,188	—

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

The accompanying condensed consolidated financial statements of Nexxus Lighting, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008 or for any future period.

1.	Summary of Significant Accounting Policies

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue are recorded after customer acceptance. Our products typically carry a two-year warranty that includes replacement of defective parts. The annual expenses associated with such warranties are not material to our operations and we do not record a reserve for future warranty costs.

Financial instruments - In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

June 30, 2008
Money Market Funds	$2,537,973
Taxable Fixed Income Securities	100,371

Total	$2,638,344

Stock-based compensation - Effective on January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. All periods included in the financial statements herein reflect the impact of the adoption of SFAS No. 123(R).

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

	Six Months Ended June 30,
	2008	2007
Expected volatility	66.1% - 84.5%	71% - 88%
Weighted-average volatility	81.1%	85.9%
Risk-free interest rate	1.5% - 3.3%	4.5 - 4.9%
Expected dividend yield	0%	0%
Expected life in years	2.9 - 8.9	2.9 - 9.1

Under SFAS No. 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended June 30, 2008 and 2007 were $124,611 and $37,692, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended June 30, 2008 and 2007 to increase by $.02 and $.01, respectively. Stock-based compensation expense recognized for the six months ended June 30, 2008 and 2007 was $158,088 and $90,871, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the six months ended June 30, 2008 and 2007 to increase by $.02 and $.01, respectively.

Income taxes - The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Recent accounting pronouncements - Recent accounting pronouncements - In December 2007, the FASB issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) June 30, 2008	December 31, 2007
Raw materials	$3,072,831	$2,531,852
Work in process	39,504	32,434
Finished goods	1,658,759	1,461,062

	4,771,094	4,025,348
Less: Reserve for obsolescence	(497,997)	(299,465)

Net inventories	$4,273,097	$3,725,883

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Acquisition:

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (“Lumificient”). This strategic acquisition is expected to strengthen our position in the signage lighting market and enhance our research and development capabilities. The preliminary purchase price of $5,040,172 (including acquisition costs of $241,537, all of which are reflected as accrued liabilities) was funded with $2,447,349 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,392,813 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Additionally, we recorded a liability to related party (seller) for a $200,000 indemnity holdback for possible future claims.

The purchase price is subject to change pursuant to stipulations in the purchase agreement, such as the working capital adjustment which has yet to be finalized. Note these amounts do not include any shares which may be issued to the sellers of Lumificient through future earnouts as contemplated by the purchase agreement.

This acquisition has been accounted for in accordance with SFAS No. 141, “Business Combinations” and, accordingly, the consolidated statements of operations include the results of Lumificient since the date of acquisition, April 30, 2008. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based on information available. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to goodwill. Management considers a number of factors, including third-party valuations or appraisals which have not yet been completed, when making these determinations. We will finalize the allocation of purchase price to the fair value of the assets acquired and liabilities assumed when we obtain information sufficient to complete the allocation, but in any case, within one year after acquisition. The preliminary allocation of the purchase price follows:

Cash	$46,985
Accounts receivable	479,698
Inventories	884,765
Prepaid assets	7,435
Property, plant and equipment	251,224
Goodwill	4,382,959
Patents	37,543
Accounts payable	(785,419)
Accrued expenses	(130,946)
Assumed debt	(134,072)

Total Purchase Price	$5,040,172

The purchase price is subject to adjustment for stipulations in the purchase agreement, such as certain additional payments of common stock subject to the achievement of certain revenue and earnings milestones by Lumificient in 2008 and 2009 and claims against the indemnity holdback.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

3.	Acquisition (continued):

Our statement of operations includes sales and earnings of Lumificient incurred after the date on which the acquisition was closed, April 30, 2008. On an unaudited pro forma basis, assuming that the acquisition had occurred on January 1, 2008, the Company’s results for the periods presented would have been as follows:

	Three Months ended June 30, 2008	Six Months ended June 30, 2008
Revenue	$4,221,208	$8,078,017
Net Loss	$1,349,260	$2,663,205
Loss per share	$0.17	$0.36

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

4.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2008, options to purchase 57,150 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was amended to increase the number of shares reserved for issuance to 810,000, subject to shareholder approval which is expected to be included in a proposal at the next annual meeting. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2008, 354,815 shares of common stock were vested and exercisable under the 2003 Plan.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Stock-Based Compensation (continued):

The following table summarizes activity in the stock option plans for the six months ended June 30, 2008:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2007	16,367	517,865	$3.73
Increase in options under the 2003 Plan	220,000	—	—
Options granted at market	(251,200)	251,200	$2.91
Options exercised	—	(17,547)	$2.31
Options forfeited or expired	162,201	(169,701)	$3.13

Balance, December 31, 2007	147,368	581,817	$3.16

Increase in options under the 2003 Plan	140,000	—	—
Options granted at market	(189,500)	189,500	$6.75
Options exercised	—	(26,467)	$4.13
Options forfeited or expired	14,650	(17,850)	$4.83

Balance, June 30, 2008	112,518	727,000	$4.94

The weighted average fair value of options granted at market during the six months ended June 30, 2008 and 2007 was $5.01 and $3.86 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $87,389 and $59,190 respectively. The aggregate intrinsic value of the outstanding options at June 30, 2008 and 2007 was $1,385,240 and $1,740,918, respectively.

5.	Promissory Notes

On June 26, 2008, we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”), with a limited number of our equity holders, all of which are accredited investors. Pursuant to the Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the “Notes”) and 218,750 warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Notes are due in December 2009 and have an effective simple interest rate of 7.0% which is payable 180 days after the closing date and every 180 days thereafter. The Notes are secured by substantially all the assets of the Company and include certain financial covenants. Per the Purchase Agreement, these covenants are not measured until after December 31, 2008.

The Warrants have an exercise price of $7.33 per share and expire three years after the date of issuance. Additional warrants to purchase .0625 shares of the Company’s common stock will be issued for each $1.00 in principal amount of the Notes outstanding, for each six month period the Notes are outstanding after the first six month period.

The proceeds from the Notes have been discounted for the relative fair value of the Warrants of $597,188, which was recorded as additional paid-in capital. This discount will be amortized over the life of the Notes using the effective interest method. A summary of the carrying value at June 30, 2008 of the Notes is set forth below:

Face value – Promissory Notes	$3,500,000
Less: Unamortized discount related to fair value of the Warrants	592,764

Carrying Value of Promissory Notes	$2,907,236

The fair value of the Warrants was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 3; Estimated volatility: 66.2%; Risk-free interest rate: 2.1%; Dividend yield of 0%.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Promissory Notes (continued):

A portion of the proceeds of the Notes was used to pay off the Company’s revolving line of credit subsequent to which the lender released all restricted investments previously required by that agreement.

6.	Earnings (Loss) per Share:

Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding. Diluted earnings per share are calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the six months ended June 30, 2008 and 2007 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the six months ended June 30, 2008 and 2007 the Company had 3,970,099 and 4,146,708 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

7.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiaries, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation.

Except for the historical information contained here, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of our product areas, including price competition, dependence on suppliers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our fiber optic and LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-KSB for the year ended December 31, 2007. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) and fiber optic lighting. We offer a broad range of technically innovative white light, color-changing and fixed-color lighting solutions that are used for applications in commercial/architectural, retail, hospitality, entertainment and consumer markets. We offer one of the broadest portfolios of advanced lighting solutions. Our LED products include spot lights, flood lights, linear strips and down lights. Our fiber optic products include fixtures, cable and light sources.

We generate revenue from selling our products into three primary markets, commercial, pool and spa and international. Commercial sales include applications of our products in the architectural, retail, hospitality, entertainment, signage and consumer markets. We serve the commercial markets through our SV Lighting, Advanced Lighting Systems and Lumificient divisions. Pool and spa sales include applications of our products in the pool, spa and water feature markets served by the Nexxus pool and spa division. International includes sales of our products in markets outside the United States and Canada. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We sell LED and fiber optic products into each of our three markets. Sales of LED lighting products accounted for approximately 64% of our revenue in the six months ended June 30, 2008 while sales of fiber optic lighting products accounted for approximately 33% of our revenue in the same period. The balance of our revenue was derived from sales of water feature products. We believe that our LED product lines offer significant revenue growth potential domestically and internationally for both the commercial and pool and spa lighting markets. While we expect our fiber optic products to remain a significant portion of our business, we believe that the sale of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

Acquisition

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation (“Lumificient”), a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets, pursuant to a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient. This strategic acquisition is expected to strengthen our position in the signage lighting market and enhance our research and development capabilities.

Results of Operations

Revenue: Revenue consists of sales of our advanced lighting products. These products consist of solid-state LED lighting systems and controls as well as fiber optic lighting cables and fiber optic lighting sources and accessories. We also design, manufacture, market and sell LED and fiber optically lit waterfalls and water features. We market and distribute our products globally primarily through multiple networks of independent sales representatives and distributors. Variations in the mix of sales of product types can result in fluctuations in revenue. Revenue is subject to both quarterly and annual fluctuations as a result of product mix considerations.

We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. The majority of our sales are to the North American market (which includes Canada but excludes Mexico for our purposes) and we expect that region to continue to be a major source of revenue for us. However, we also derive a substantial portion of our revenue from customers outside of the North American market. All of our revenue is denominated in US dollars.

Cost of sales: Cost of sales consists primarily of raw materials, labor, manufacturing-related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products based on customer orders. We purchase materials and supplies to support such demand.

Gross profit: Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We define direct gross margin as revenue less material cost.

Operating expenses: Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Three months ended June 30, 2008 vs. 2007

Revenue and Gross Profit

	(Unaudited) Quarter Ended June 30,
	2008	2007	Change	% Change
Revenue	$3,844,139	$2,567,746	$1,276,393	49.7%
Cost of Sales	2,618,360	2,182,351	436,009	20.0%

Gross Profit	$1,225,779	$385,395	$840,385	218.1%

Gross Margin	32.0%	15.0%

Total revenue for the three months ended June 30, 2008 was approximately $3,844,000 as compared to approximately $2,568,000 for the three months ended June 30, 2007, an increase of approximately $1,276,000 or 50%. This increase was driven primarily by the September 2007 acquisition of Advanced Lighting Systems (“ALS”), which serves the commercial and entertainment lighting market, the April 30, 2008 acquisition of Lumificient Corporation (“Lumificient”), which serves the commercial and signage lighting market, and by a 22% increase in revenue from pool and spa sales, offset by a 33% reduction in international sales compared to the same period in 2007. This increase in revenue represents a 27% increase in revenue over the first quarter of 2008 and the sixth consecutive quarter of increased quarter over quarter revenue. We believe our company is continuing to see the benefits of our acquisition and product development strategy. Excluding the impact of sales by ALS of approximately $423,000 and sales by Lumificient of approximately $658,000 from our consolidated results for the three months ended June 30, 2008, revenue increased to approximately $2,763,000.

Revenue from sales of our commercial lighting products was approximately $2,150,000 in the second quarter of 2008, as compared to $948,000 for the same period of 2007. This increase of $1,201,000, or 127%, was primarily driven by $1,081,000 in commercial sales by ALS and Lumificient. Excluding revenue attributable to ALS and Lumificient, our commercial sales increased $120,000, or 13%, in the second quarter of 2008 driven primarily by certain large projects during the second quarter of 2008.

Revenue from sales of our pool and spa lighting products was approximately $1,386,000 in the second quarter of 2008, as compared to $1,140,000 for the same period of 2007. Revenue increased $246,000, or 22%, despite the significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally. We are continuing to see the impact of the new pool and spa management team added in 2007, their efforts to gain market share and the results of new product introductions in 2007, specifically sales of our new Savi™ Note lighting system.

Revenue from sales of our products internationally (outside of the United States and Canada, for our purposes) was $321,000 in the second quarter of 2008 as compared to $479,000 for the same period of 2007. This decrease of $158,000, or 33%, was due to decreases in most markets outside the United states and Canada. However, orders from international customers in the second quarter of 2008 exceeded the comparable period of 2007. We expect shipments to international customers to increase in the second half of 2008.

Sales of LED products accounted for 67% and 50% of our revenue while sales of fiber optic lighting products accounted for 31% and 44% of our revenue for the quarters ended June 30, 2008 and 2007, respectively. The balance of the revenue mix consisted of sales of water feature products.

Gross Profit

Gross profit for the quarter ended June 30, 2008 was approximately $1,226,000 or 32% of revenue as compared to approximately $385,000 or 15% of revenue for the comparable period of 2007. Direct gross margin for the second quarter of 2008, which is revenue less material cost, decreased to approximately 53% as compared to 58% in the same period of 2007 as our pool and spa division made certain pricing concessions in order to gain market share. Additionally, our direct gross margin was impacted by the acquisition of Lumificient as that business has traditionally experienced lower direct gross margins than those traditionally experienced by our company.

Without taking into account the increase in cost of goods sold from increasing revenue and excluding $59,000 in ALS and Lumificient production expenses, production costs decreased approximately $337,000 or 31% in the second quarter of 2008 compared to the same period in 2007. This decrease was primarily due to lower labor and overhead expenses of $242,000 for shipped product in the second quarter of 2008 than in the comparable period of 2007. We also experienced a reduction of $221,000 in excess and obsolete inventory expense compared to the second quarter of 2007. These decreases were slightly offset by higher out-bound shipping costs of $109,000 which were not passed onto our customers.

Operating Income (Loss)

	(Unaudited) Quarter Ended June 30,
	2008	2007	Change	% Change
Gross Profit	$1,225,779	$385,395	$840,385	218.1%
Less operating expenses:
Selling, general & administrative	2,420,209	1,314,561	1,105,648	84.1%
Research & development	169,662	109,896	59,766	54.4%

Total operating expenses	2,589,871	1,424,457	1,165,414	81.8%

Operating loss	$(1,364,092)	$(1,039,062)	$(325,030)	(31.3)%

Selling, general and administrative (SG&A) expenses were approximately $2,420,000 for the quarter ended June 30, 2008 as compared to approximately $1,315,000 for the same period in 2007, an increase of approximately $1,106,000 or 84%. Excluding the impact of $585,000 of selling, general and administrative expenses attributable to ALS and Lumificient, selling, general and administrative expenses increased $521,000 or 40%. This net increase was principally due to increases of $189,000 in wages and payroll taxes due to additions of management and sales positions, a $138,000 increase for trade show expenses, increases in stock compensation cost of $87,000 and increases in consulting costs of $42,000, as we made investments in our IT infrastructure and ERP system. The increase in SG&A expenses for the period also reflects increases of $41,000 in legal expenses during the quarter, and $26,000 of expense related to our corporate offices opened in Charlotte, NC in June 2007.

Research and development costs were approximately $170,000 during the three months ended June 30, 2008 as compared to approximately $110,000 during the same period in 2007. This increase of approximately $60,000 or 54% was primarily due to an increase in wages in the second quarter of 2008 as compared to the same period of 2007.

Interest

Interest expense of approximately $23,000 for the quarter ended June 30, 2008 was primarily related to the cost of borrowing against our line of credit. Interest expense was approximately $13,000 for the same period in 2007. Interest income was approximately $21,000 and $43,000 for the three months ended June 30, 2008 and 2007, respectively.

Other Income

Other income was approximately $31,000 for the three months ended June 30, 2008 compared to approximately $14,000 for the same period in 2007.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2008 and 2007, respectively.

Net Loss

Net loss for the three months ended June 30, 2008 was approximately $1,335,000 or $0.17 per basic and diluted common share, as compared to a net loss of approximately $976,000, or $0.15 per basic and diluted common share, for the three months ended June 30, 2007.

Six months ended June 30, 2008 vs. 2007

Revenue and Gross Profit

	(Unaudited) Six Months Ended June 30,
	2008	2007	Change	% Change
Revenue	$6,863,373	$4,975,024	1,888,349	38.0%
Cost of Sales	4,842,642	3,594,395	1,248,247	34.7%

Gross Profit	$2,020,731	$1,380,629	$640,102	46.4%

Gross Margin	29.4%	27.8%

Total revenue for the six months ended June 30, 2008 was approximately $6,863,000 as compared to approximately $4,975,000 for the six months ended June 30, 2007, an increase of approximately $1,888,000 or 38%. This increase was driven by the September 2007 acquisition of ALS, the April 30, 2008 acquisition of Lumificient Corporation, and by a 26% increase in revenue from pool and spa sales, offset primarily by lower international sales compared to the same period in 2007. Excluding the impact of sales by ALS and Lumificient of $1,954,000 for the six months ended June 30, 2008, revenue decreased by 1% to $4,909,000.

Revenue from sales of our commercial lighting products was approximately $3,823,000 in the first half of 2008, as compared to $1,992,000 for the same period of 2007. This increase of $1,831,000, or 92%, in the six months ended

June 2008, was primarily driven by $1,954,000 in commercial sales by ALS and Lumificient. Excluding revenue attributable to ALS and Lumificient, our commercial sales decreased $123,000, or 6%, driven primarily by decreased commercial construction activity in many markets across the U.S.

Revenue from sales of our pool and spa lighting products was approximately $2,519,000 in the first half of 2008, as compared to $2,004,000 for the same period of 2007. Revenue increased $516,000, or 26%, versus the same period in 2007 despite the significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally. We are continuing to see the impact of the new pool and spa management team added in 2007, their efforts to gain market share and the results of new product introductions in 2007, specifically sales of our new Savi™ Note lighting system.

Revenue from sales of our products internationally (outside of the United States and Canada, for our purposes) was $572,000 in the first half of 2008 as compared to $979,000 for the same period of 2007. This decrease of $407,000, or 42%, was primarily due to decreases in Japan, Thailand, Spain and Egypt, partially offset by increases in Russia and the U.K. However, as orders from international customers in the six months ended June 2008 increased over the comparable period of 2007, we expect shipments to international customers to increase in the second half of 2008.

Sales of LED products accounted for 64% and 51% of our revenue while sales of fiber optic lighting products accounted for 33% and 44% of our revenue for the six months ended June 30, 2008 and 2007, respectively. The balance of the revenue mix consisted of sales of water feature products.

Gross Profit

Gross profit for the six months ended June 30, 2008 was approximately $2,021,000, or 29%, of revenue as compared to approximately $1,381,000 or 28% of revenue for the comparable period of 2007. Direct gross margin which is revenue less material cost, decreased to approximately 54% as compared to 59% in the six months ended June 2007, as our pool and spa division made certain pricing concessions in order to gain market share. Additionally, our direct gross margin was impacted by the acquisition of Lumificient as that business has traditionally experienced lower direct gross margins than those traditionally experienced by our company.

Without taking into account the increase in cost of goods sold from increasing revenue and excluding $148,000 in ALS production expenses, production costs decreased approximately $33,000, or 2%, in the first half of 2008 as compared to the same period in 2007 as increases in shipping costs were offset by lower expenses for excess and obsolete inventory reserves.

Operating Income (Loss)

	(Unaudited) Six Months Ended June 30,
	2008	2007	Change	% Change
Gross profit	$2,020,731	$1,380,629	$640,102	46.3%
Less operating expenses:
Selling, general and administrative	4,334,905	2,520,434	1,814,471	72.0%
Research and development	294,179	210,618	83,561	39.7%

Total operating expenses	$4,629,084	$2,731,052	$1,898,032	69.5%

Operating loss	$(2,608,353)	$(1,350,423)	$(1,257,930)	93.2%

Selling, general and administrative (SG&A) expenses were approximately $4,335,000 for the six months ended June 30, 2008 as compared to approximately $2,520,000 for the same period in 2007, an increase of approximately $1,814,000 or 72%. Excluding the impact of $824,000 of selling, general and administrative expenses attributable to ALS and Lumificient, selling, general and administrative expenses increased $990,000 or 39%. This net increase was principally due to increases of $413,000 in wages and payroll taxes due to additions of management and sales positions, a $165,000 increase for trade show expenses, increases in consulting costs of $251,000 primarily due to investments in our IT infrastructure and ERP system. The increase in SG&A expenses for the period also reflects increases in stock compensation cost of $67,000 and $64,000 of expense related to our corporate offices opened in Charlotte, NC in June 2007.

Research and development costs were approximately $294,000 during the six months ended June 30, 2008 as compared to approximately $211,000 during the same period in 2007. This increase of approximately $84,000 or 40% was primarily due to an increase in wages in the first half of 2008 as compared to the same period of 2007.

Interest

Interest expense of approximately $49,000 for the six months ended June 30, 2008 was primarily related to the cost of borrowing against our line of credit. Interest expense was approximately $19,000 for the same period in 2007. Interest income was approximately $46,000 and $129,000 for the six months ended June 30, 2008 and 2007, respectively.

Other Income

Other income was approximately $35,000 for the six months ended June 30, 2008 compared to approximately $17,000 for the same period in 2007.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2008 and 2007, respectively.

Net Loss

Net loss for the six months ended June 30, 2008 was approximately $2,576,000, or $0.34 per basic and diluted common share, as compared to a net loss of approximately $1,224,000, or $0.18 per basic and diluted common share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008 we had working capital of approximately $5,770,000, an increase of approximately 7% compared to working capital of approximately $5,416,000 at December 31, 2007. This increase in working capital was primarily due to $552,000 of additional working capital from the acquisition of Lumificient Corporation and the net proceeds to our company from the issuance of $3,500,000 in aggregate principal amount of secured promissory notes which closed on June 26, 2008. These increases were partially offset by an increase in accounts payable of approximately $1,393,000.

Net cash used in operations amounted to approximately $945,000 for the six months ended June 30, 2008. This $695,000 increase in net cash used in operating activities over the comparable period of 2007 is primarily due to the larger net loss in the six months ended June 30, 2008 as compared to the same period of 2007 and a $396,000, or 30%, increase in accounts receivable attributable to higher sales in the second quarter of 2008 than the fourth quarter of 2007. Partially offsetting this use of cash was a $1,393,000, or 126% increase in accounts payable due to the timing of certain payments to vendors as compared to a $593,000, or 51%, increase in accounts payable in the same period of 2007.

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $90,000 as compared to $1,859,000 provided by investing activities in the comparable period of 2007. During the six months ended June 30, 2008, net cash provided by investing activities included $2,875,000 in proceeds from the sale of investments, offset by purchases of property and equipment of $387,000 and expenditures of $2,400,000 related to our acquisition of Lumificient Corporation.

Net cash provided by financing activities for the six months ended June 30, 2008 was approximately $3,789,000 as compared to net cash used in financing activities of $408,000 for the comparable period of 2007. The cash provided by financing activities was mainly attributable to approximately $3,500,000 from the issuance of secured promissory notes and the proceeds of $1,908,000 from the exercise of stock warrants and employee stock options offset by the repayment of our revolving line of credit of $1,443,000.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Management anticipates that the cash, cash equivalents and investments on hand at June 30, 2008 will be sufficient to fund our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.

While the secured promissory notes issued in June 2008 provided a significant amount of cash to our company, the April 30, 2008 acquisition of Lumificient consumed a significant amount of our cash balances. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. Additionally, we will opportunistically consider public or private financing transactions, which may include credit facilities such as term loans and unsecured or secured borrowings, and the sale of equity securities. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisitions. We currently do not have any commitments for additional financing, and there can be no assurances such financing will be available on terms acceptable to us, if at all.

Contractual Obligations

As of June 30, 2008, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007 other than the acquisition described below.

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient, pursuant to the terms of a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient (the “Stock Purchase Agreement”). Under the terms of the Stock Purchase Agreement, the shareholders of Lumificient received cash consideration of $1.1 million (of which $200,000 is subject to an indemnity holdback) and 475,000 shares of our common stock at closing, and are entitled to possible future earn-out payments, based upon Lumificient achieving certain performance milestones for the years ending December 31, 2008 and December 31, 2009, of up to an aggregate of 1,725,000 additional shares of our common stock.

Critical Accounting Policies

As of June 30, 2008, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Nexxus’ condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory, stock-based compensation and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of June 30, 2008 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement 141R, “Business Combinations” (SFAS 141R), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We believe that adoption of the FAS 141R will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. We have deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. We are currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in our fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. SFAS No. 162 will be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB’s”) amendments to AU Section 411. We do not expect the adoption of SFAS No. 162 to have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 4 (T).	CONTROLS AND PROCEDURES

Our company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), our company carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business we may become a party to various legal proceedings involving contractual matters, infringement actions, product liability claims and other matters. We are not currently a party to any pending legal proceedings.

Item 4.	Submission of Mattes to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 22, 2008, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors to serve until their terms expire at the annual meeting of stockholders to be held in 2009, or their earlier of retirement, resignation or removal:

Nominee	Votes in Favor	Votes Withheld
Brett M. Kingstone	3,976,537	939,242
Edgar Protiva	4,915,779	0
Brian McCann	4,635,517	280,262
Anthony Nicolosi	4,915,779	0
Michael A. Bauer	4,881,477	32,302
Fritz Zeck	4,881,471	34,408
Anthony T. Castor, III	4,915,779	0

2.	Ratification of the selection of Cross, Fernandez & Riley, LLP as our independent registered public accounting firm for the year ending December 31, 2008:

Number of Shares
For	4,915,779

Against	0

Abstain	0

No other matters were voted upon at the meeting.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: August 14, 2008
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John C. Oakley	Date: August 14, 2008
John C. Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)