Form 10-Q
period 2008-09-30
Nexxus Lighting, Inc.
filed 2008-11-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock, $.001 par value, outstanding on November 12, 2008: 8,121,254

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,113,029	$170,266
Restricted investments	—	500,000
Investments	100,000	2,475,000
Trade accounts receivable, less allowance for doubtful accounts of $118,637 and $84,615	2,005,745	1,317,595
Inventories, less reserve of $563,000 and $299,465	4,563,862	3,725,883
Prepaid expenses	556,409	384,308
Other assets	186,550	32,021

Total current assets	8,525,595	8,605,073
Property and equipment	5,104,980	4,364,193
Accumulated depreciation and amortization	(3,338,788)	(3,006,671)

Net property and equipment	1,766,192	1,357,522

Goodwill	6,664,603	2,880,440
Other intangible assets, less accumulated amortization of $104,117 and $66,817	1,225,600	296,981
Deposits on equipment	131,132	55,899
Other assets	227,603	121,047

	$18,540,725	$13,316,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,325,136	$1,107,720
Accrued compensation and benefits	356,848	160,252
Revolving line of credit	—	1,443,000
Current portion of payable to related party under acquisition agreement	318,250	218,250
Customer deposits	39,773	205,711
Current portion of deferred rent	56,452	53,832
Other current liabilities	121,104	—

Total current liabilities	4,217,563	3,188,765

Deferred rent, less current portion	177,591	204,516
Other notes payable	16,192	—
Payable to related party under acquisition agreement, less current portion	100,000	100,000
Promissory notes, net of debt discount	3,009,766	—

Total liabilities	7,521,112	3,493,281
Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,089,366 and 6,979,103 issued and outstanding	8,089	6,980
Additional paid-in capital	25,727,199	20,523,602
Accumulated deficit	(14,715,675)	(10,706,901)

Total stockholders’ equity	11,019,613	9,823,681

	$18,540,725	$13,316,962

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$3,883,914	$2,586,350	$10,733,436	$7,561,374
Cost of sales	2,829,641	1,775,712	7,630,450	5,370,107

Gross profit	1,054,273	810,638	3,102,986	2,191,267

Operating Expenses:
Selling, general and administrative	2,089,841	1,233,846	6,462,189	3,754,281
Research and development	218,643	88,041	503,733	298,658
Loss on disposal of fixed assets	—	1,125	—	1,125

Total operating expenses	2,308,484	1,323,012	6,965,922	4,054,064

Operating Loss	(1,254,211)	(512,374)	(3,862,936)	(1,862,797)

Non-Operating Income (Expense):
Interest income	6,597	125,323	52,208	254,535
Interest expense	(189,426)	(8,265)	(238,266)	(27,618)
Other income	5,164	4,411	40,220	21,413

Total non-operating income (expense)	(177,665)	121,469	(145,838)	248,330

Net Loss	$(1,431,876)	$(390,905)	$(4,008,774)	$(1,614,467)

Net Loss Per Common Share:
Basic and diluted	$(0.18)	$(0.06)	$(0.52)	$(0.24)

Weighted Average Shares Outstanding:
Basic and diluted	8,088,089	6,713,538	7,680,529	6,673,618

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2007	6,979,103	$6,980	$20,523,602	$(10,706,901)	$9,823,681
Exercise of employee stock options	29,887	29	117,246	—	117,275
Stock-based compensation	—	—	297,253	—	297,253
Expenses associated with the sale of common stock and warrants	—	—	(5,000)	—	(5,000)
Exercise of warrants	605,376	605	1,804,572	—	1,805,177
Stock issuance for business acquisition	475,000	475	2,392,338	—	2,392,813
Issuance of warrants	—	—	597,188		597,188
Net loss	—	—	—	(4,008,774)	(4,008,774)

Balance, September 30, 2008	8,089,366	$8,089	$25,727,199	$(14,715,675)	$11,019,613

See accompanying notes to unaudited condensed consolidated financial statements

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(4,008,774)	$(1,614,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337,499	381,169
Amortization of intangible and other assets	42,894	(41,067)
Amortization of deferred financing costs and debt discount	131,285	—
Amortization of deferred rent	(26,925)	(26,916)
Loss on disposal of property and equipment	—	1,125
Increase in inventory reserve	163,534	283,688
Bond discount amortization	—	(18,750)
Stock-based compensation	297,253	164,150
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(292,460)	(107,190)
Inventories	(108,151)	35,463
Prepaid expenses	(172,101)	(46,635)
Other assets	46,489	(16,675)
Increase (decrease) in:
Accounts payable	1,311,349	248,536
Accrued compensation and benefits	166,746	83,396
Customer deposits	(165,938)	(21,230)

Total adjustments	1,731,474	919,064

Net cash used in operating activities	(2,277,300)	(695,403)

Cash Flows from Investing Activities:
Purchase of property and equipment	(570,178)	(454,992)
Purchase of investments	—	(4,294,422)
Acquisition of Lumificient Corporation, net of cash acquired	(2,512,674)	—
Proceeds from sale of investments	2,875,000	10,685,618
Acquisition of Advanced Lighting Systems, LLC, net of cash acquired	(102,380)	(1,897,808)
Acquisition of patents and trademarks	(112,016)	5,081

Net cash (used in) provided by investing activities	(422,248)	4,043,477

Cash Flows from Financing Activities:
Net borrowings on capital lease obligations	—	9,220
Proceeds from secured promissory notes	3,500,000	—
Costs associated with Class B common stock conversion	—	(6,141)
Cost of private placement	—	(124,424)
Proceeds from exercise of employee stock options and warrants	1,922,453	27,514
Net borrowings on revolving line of credit	(1,443,000)	479,000
Payments on notes payable	(4,080)	(951,596)
Fees related to follow-on equity offering	(153,553)	—
Deferred financing costs	(179,509)	—

Net cash provided by (used in) financing activities	3,642,311	(566,427)

Net Increase in Cash and Cash Equivalents	942,763	2,781,647

Cash and Cash Equivalents, beginning of period	170,266	531,181

Cash and Cash Equivalents, end of period	$1,113,029	$3,312,828

Supplemental Cash Flow Information:
Cash paid for interest	$46,182	$27,618
Non-cash Investing and Financing Activities:
Deferred rent incurred for leasehold improvement credit	$—	$242,244
Issuance of common stock for acquisition	$2,392,813	$—
Warrant fair value recorded as a debt discount	$597,188	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2008 or for any future period.

1.	Summary of Significant Accounting Policies

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. Our products typically carry a two-year warranty that includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales.

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash, investments, trade receivables, notes payable, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Financial instruments (continued) – Assets, all with maturity dates of less than one year, measured at fair value on a recurring basis are summarized below:

September 30, 2008
Money Market Funds	$591,563
Taxable Fixed Income Securities	100,000

Total	$691,563

Deferred financing costs – The Company capitalizes costs consisting of third party fees incurred and other costs associated with the issuance of long-term debt. Such costs are amortized to interest expense over the term of the debt using the effective interest method, and are presented in Other Assets on the balance sheets.

Stock-based compensation – Effective on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”(SFAS 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and restricted stock based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted SFAS 123(R) using the modified prospective method. Under the modified prospective method, compensation costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. All periods included in the financial statements herein reflect the impact of the adoption of SFAS 123(R).

We estimate the fair value of each option award issued under our stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the following table in accordance with SFAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, it is assumed the goal will be achieved or an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Nine Months Ended September 30,
	2008	2007
Expected volatility	63.9% – 84.5%	70.7% – 87.6%
Weighted-average volatility	74.82%	76.6%
Risk-free interest rate	1.5% – 3.3%	4.5% – 4.9%
Expected dividend yield	0%	0%
Expected life in years	2.9 – 8.9	2.9 – 9.1

Under SFAS 123(R), stock-based compensation expense recognized in the accompanying unaudited statement of operations for the three months ended September 30, 2008 and 2007 was $139,245 and $73,279 respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended September 30, 2008 and 2007 to increase by $.02 and $.01, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2008 and 2007 was $297,253 and $164,150, respectively, which caused net loss to

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Stock-based compensation (continued) – increase by that amount and basic and diluted loss per share for the nine months ended September 30, 2008 and 2007 to increase by $.04 and $.02, respectively.

Income taxes – The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of FIN 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local, or non-U.S. income tax examinations by tax authorities for years before 2003.

Recent accounting pronouncements – In December 2007, the FASB issued Statement 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP FAS 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies (continued):

Recent accounting pronouncements (continued) – The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently assessing the impact FSP FAS 142-3 will have on the consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company does not expect the adoption of this FSP effective January 1, 2009 will have a material impact on the results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30, 2008	December 31, 2007
Raw materials	$3,011,341	$2,531,852
Work in process	43,478	32,434
Finished goods	2,072,043	1,461,062

	5,126,862	4,025,348
Less: Reserve for obsolescence	(563,000)	(299,465)

Net inventories	$4,563,862	$3,725,883

3.	Acquisition:

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (“Lumificient”). This strategic acquisition is expected to strengthen our position in the signage lighting market and enhance our research and development capabilities. The preliminary purchase price of $5,052,044 (including acquisition costs of $253,409) was funded with $2,459,221 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,392,813 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. Additionally, we recorded a liability to related party (seller) for a $200,000 indemnity holdback for possible future claims.

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

4.	Goodwill and Other Intangible Assets:

At September 30, 2008, the Company had the following acquired intangible assets:

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:

Patents and trademarks	$919,717	$84,117	$835,600
Customer relations	140,000	20,000	120,000
Non-compete agreement	80,000	—	80,000

	$1,139,717	$104,117	$1,035,600

Intangible assets not subject to amortization:
Goodwill	$6,664,603	$—	$6,664,603
Trademark	190,000	—	190,000

	$6,854,603	$—	$6,854,603

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

4.	Goodwill and Other Intangible Assets (continued):

At December 31, 2007, the Company had the following acquired intangible assets:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:

Patents and trademarks	$363,798	$66,817	$296,981
Customer relations	—	—	—
Non-compete agreement	—	—	—

	$363,798	$66,817	$296,981

Intangible assets not subject to amortization:
Goodwill	$2,880,440	$—	$2,880,440
Trademark	—	—	—

	$2,880,440	$—	$2,880,440

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2008	$40,134
2009	40,323
2010	40,323
2011	33,848
2012	29,714
Thereafter	176,251

$360,593

At September 30, 2008, the Company had $621,755 of patent applications and pending patents. Estimated annual amortization for these patent applications and pending patents is not included in the table above.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2008, options to purchase 56,650 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

5.	Stock-Based Compensation (continued):

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000 (subject to shareholder approval which is expected to be included in a proposal at the next annual meeting). The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2008, 356,344 shares of common stock were vested and exercisable under the 2003 Plan.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2008:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2007	16,367	517,865	$3.73
Increase in options under the 2003 Plan	220,000	—	—
Options granted at market	(251,200)	251,200	2.91
Options exercised	—	(17,547)	2.31
Options forfeited or expired	162,201	(169,701)	3.13

Balance, December 31, 2007	147,368	581,817	$3.16

Increase in options under the 2003 Plan	140,000	—	—
Options granted at market	(218,450)	218,450	6.92
Options exercised	—	(29,887)	4.14
Options forfeited or expired	17,184	(20,684)	4.92

Balance, September 30, 2008	86,102	749,696	$5.06

The weighted average fair value of options granted at market during the nine months ended September 30, 2008 and 2007 was $4.82 and $2.83 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $101,907 and $38,138, respectively. The aggregate intrinsic value of the outstanding options at September 30, 2008 and 2007 was $1,507,135 and $772,659, respectively.

6.	Promissory Notes

On June 26, 2008, the Company entered into a Note and Warrant Purchase Agreement (the “Note Purchase Agreement”), with a limited number of our equity holders, all of which are accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the “Notes”) and 218,750 warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Notes are due in December 2009 and have an effective simple interest rate of 7.0% which is payable 180 days after the closing date and every 180 days thereafter. The Notes are secured by substantially all the assets of the Company and include certain financial covenants. Per the Note Purchase Agreement, these covenants are not measured until after December 31, 2008.

The Warrants have an exercise price of $7.33 per share and expire three years after the date of issuance. Additional warrants to purchase .0625 shares of the Company’s common stock will be issued for each $1.00 in principal amount of the Notes outstanding, for each six month period the Notes are outstanding after the first six month period.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

6.	Promissory Notes (continued):

The proceeds from the Notes have been discounted for the relative fair value of the Warrants of $597,188, which was recorded as additional paid-in capital. This discount will be amortized over the life of the Notes using the effective interest method. A summary of the carrying value at September 30, 2008 of the Notes is set forth below:

Face value – Promissory Notes	$3,500,000
Less: Unamortized debt discount	490,234

Carrying Value of Promissory Notes	$3,009,766

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

7.	Earnings (Loss) per Share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding giving effect to outstanding dilutive stock options and stock warrants using the treasury stock method.

Employee stock options and certain outstanding warrants are not included in the computation of loss per share for the nine months ended September 30, 2008 and 2007 because the related shares are contingently issuable or to do so would have been anti-dilutive. For the nine months ended September 30, 2008 and 2007 the Company had 4,002,028 and 4,156,825 potentially dilutive common shares, respectively, which were not included in the calculation of diluted loss per share.

8	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

9.	Subsequent Events:

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Stock Purchase Agreement”) with a limited number of our equity holders and their affiliates, all of which are accredited investors. Pursuant to the Stock Purchase Agreement, the Company sold convertible preferred stock and warrants in a private placement, for aggregate consideration of approximately $7.6 million, consisting of approximately $4.0 million in cash and cancellation of approximately $3.6 million in principal and accrued interest on the Company’s secured promissory notes (Note 6). The net proceeds will be used for working capital and general corporate purposes, including supporting the launch of new products.

Aggregate consideration of approximately $7.6 million resulted from the sale of approximately 1,500 units at a price of $5,000 per unit, with each unit consisting of one share of Series A convertible preferred stock and warrants to purchase 750 shares of common stock at an exercise price of $6.40 per share expiring three years from the date of issuance. Under certain conditions, warrants to purchase up to 750 additional shares of the Company’s common stock per unit may be issued. The preferred stock is redeemable by the Company at any time and holders are initially entitled to dividends at the rate of 8% per annum, subject to increase. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion price equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater.

Nexxus Lighting, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

9.	Subsequent Events (continued):

On November 13, 2008, the Company filed a request with the SEC to withdraw its Registration Statement on Form S-1 filed with the SEC on August 28, 2008 relating to a proposed follow-on public offering of its common stock. The Company will expense offering costs relating to the S-1 in the fourth quarter.

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

We generate revenue from selling our products into three primary markets, commercial, pool and spa and international. Commercial sales include applications of our products in the architectural, retail, hospitality, entertainment, signage and consumer markets. We serve the commercial markets through our SV Lighting, Advanced Lighting Systems and Lumificient divisions. Pool and spa sales include applications of our products in the pool, spa and water feature markets served by the Nexxus pool and spa division. International includes sales of our products in markets outside the United States and Canada. Each of our divisions markets and distributes products globally primarily through multiple networks of independent sales representatives and distributors.

We sell LED and fiber optic products into each of our three markets. Sales of LED lighting products accounted for approximately 68% and 51% of our revenue in the nine months ended September 30, 2008 and 2007, respectively. Sales of fiber optic lighting products accounted for approximately 29% and 44% of our revenue in the nine months ended September 30, 2008 and 2007, respectively. The balance of our revenue was derived primarily from sales of water feature products. We believe that our LED product lines offer significant revenue growth potential domestically and internationally for both the commercial and pool and spa lighting markets. While we expect our fiber optic products to remain a significant portion of our business, we believe that the sale of our LED lighting products will continue to increase as a percentage of our total revenue and drive our growth in the future.

Recent Events

On November 11, 2008, we entered into a Preferred Stock and Warrant Purchase Agreement (the “Stock Purchase Agreement”) with a limited number of our equity holders and their affiliates, all of which are accredited investors. Pursuant to the Stock Purchase Agreement, the Company sold convertible preferred stock and warrants in a private placement, for aggregate consideration of approximately $7.6 million, consisting of approximately $4.0 million in cash and cancellation of approximately $3.6 million in principal and accrued interest on the Company’s secured promissory notes. The net proceeds will be used for working capital and general corporate purposes, including supporting the launch of new products.

Aggregate consideration of approximately $7.6 million resulted from the sale of approximately 1,500 units at a price of $5,000 per unit, with each unit consisting of one share of Series A convertible preferred stock and warrants to purchase 750 shares of common stock at an exercise price of $6.40 per share expiring three years from the date of issuance. Under certain conditions, warrants to purchase up to 750 additional shares of the Company’s common stock per unit may be issued. The preferred stock is redeemable by the Company at any time and holders are initially entitled to dividends at the rate of 8% per annum, subject to increase. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion price equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater.

On November 13, 2008, the Company filed a request with the SEC to withdraw its Registration Statement on Form S-1 filed with the SEC on August 28, 2008 relating to a proposed follow-on public offering of its common stock.

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

Results of Operations

Revenue: Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED lighting systems and controls as well as fiber optic lighting cables and fiber optic lighting sources and accessories. We also design, manufacture, market and sell LED and fiber optically lit waterfalls and water features. We market and distribute our products globally primarily through multiple networks of independent sales representatives and distributors. Variations in the mix of sales of product types can result in fluctuations in revenue. Revenue is subject to both quarterly and annual fluctuations as a result of product mix considerations.

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

Cost of sales: Cost of sales consists primarily of raw materials, labor, manufacturing-related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products based on customer orders. We purchase materials and supplies to support customer demand.

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

Three months ended September 30, 2008 vs. 2007

Revenue and Gross Profit

	(Unaudited) Quarter Ended September 30,
	2008	2007	Change	% Change
Revenue	$3,883,914	$2,586,350	$1,297,564	50%
Cost of Sales	2,829,641	1,775,712	1,053,929	59%

Gross Profit	$1,054,273	$810,638	$243,635	30%

Gross Margin	27.1%	31.3%

Total revenue for the three months ended September 30, 2008 was approximately $3,884,000 as compared to approximately $2,586,000 for the three months ended September 30, 2007, an increase of approximately $1,298,000 or 50%. This increase was driven primarily by the September 2007 acquisition of Advanced Lighting Systems (“ALS”), which serves the commercial and entertainment lighting market, the April 30, 2008 acquisition of Lumificient Corporation (“Lumificient”), which serves the commercial and signage lighting market, and by a 25% increase in revenue from pool and spa sales, offset by a 62% reduction in international sales and a 35% reduction in sales from our SV Lighting division compared to the same period in 2007. This increase is the seventh consecutive quarter of increased quarter over quarter revenue. We believe our company is continuing to see the benefits of our acquisition and product development strategy. Excluding the impact of sales by ALS and Lumificient of approximately $1,785,000 from our consolidated results for the three months ended September 30, 2008, revenue decreased to approximately $2,099,000.

Revenue from sales of commercial lighting products was approximately $2,363,000 in the third quarter of 2008, as compared to $886,000 for the same period of 2007. This increase of $1,477,000 or 167%, was primarily driven by $1,785,000 in commercial product sales by ALS and Lumificient. Excluding revenue attributable to ALS and Lumificient, our commercial product sales decreased $308,000, or 35%, in the third quarter of 2008 driven primarily by decreased commercial construction activity in many markets across the US.

Revenue from sales of pool and spa lighting products was approximately $1,271,000 in the third quarter of 2008, as compared to $1,018,000 for the same period of 2007. Revenue increased $253,000, or 25%, despite the continued significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally. We are continuing to see the impact of our new pool and spa management team added in 2007, their efforts to gain market share and the results of product introductions in 2007, specifically sales of our new Savi™ Note lighting system.

Revenue from sales of our products internationally (outside of the United States and Canada, for our purposes) was $250,000 in the third quarter of 2008 as compared to $657,000 for the same period of 2007. This decrease of $407,000, or 62%, was due to decreases in most markets outside the United States and Canada. In August 2008, we added new management for our international sales team. Under this new leadership, we have begun several initiatives which we believe will position our company for potential future growth and market share gains despite the overall general economic conditions.

Sales of LED products accounted for 76% and 51% of our revenue while sales of fiber optic lighting products accounted for 21% and 44% of our revenue for the quarters ended September 30, 2008 and 2007, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the quarter ended September 30, 2008 was approximately $1,054,000, or 27% of revenue, as compared to approximately $811,000, or 31% of revenue, for the comparable period of 2007. Direct gross margin for the third quarter of 2008, which is revenue less material cost, decreased to approximately 48% as compared to 55% in the same period of 2007 as our pool and spa division made certain pricing concessions in order to gain market share. Additionally, our direct gross margin was impacted by the addition of Lumificient as that business has traditionally experienced lower direct gross margins than those traditionally experienced by our company.

Without taking into account the increase in cost of goods sold from increased revenue and excluding $172,000 in ALS and Lumificient production expenses, production costs increased approximately $87,000 or 14% in the third quarter of 2008 compared to the same period in 2007. This increase was primarily due to higher warranty costs of $89,000 and out-bound shipping costs of $83,000 which were not passed onto our customers. These increases were slightly offset by lower expense for adjustments to inventory balances for excess and obsolete inventory and results from physical inventory counts.

Operating Loss

	(Unaudited) Quarter Ended September 30,
	2008	2007	Change	% Change
Gross Profit	$1,054,273	$810,638	$243,635	30%
Less operating expenses:
Selling, general & administrative	2,089,841	1,233,846	855,995	69%
Research & development	218,643	88,041	130,602	148%
Loss on disposal of fixed assets	—	1,125	(1,125)	-1%

Total operating expenses	2,308,484	1,323,012	985,472	75%

Operating loss	$(1,254,211)	$(512,374)	$(741,837)	145%

Selling, general and administrative (SG&A) expenses were approximately $2,090,000 for the quarter ended September 30, 2008 as compared to approximately $1,234,000 for the same period in 2007, an increase of approximately $856,000 or 69%. Excluding the impact of $572,000 of SG&A expenses attributable to ALS and Lumificient, SG&A expenses increased $284,000 or 23%. This net increase was principally due to increases of $113,000 in wages, payroll taxes and temporary labor costs and $66,000 in recruiting expenses due to additions of administrative infrastructure, management and sales positions. The increase in SG&A expenses for the period also reflects increases in stock compensation cost of $66,000 and a $50,000 increase in health insurance expense.

Research and development costs were approximately $219,000 during the three months ended September 30, 2008 as compared to approximately $88,000 during the same period in 2007. This increase of approximately $131,000 or 149% was primarily due to an increase in wages in the third quarter of 2008 as compared to the same period of 2007 as we increased our investment in the development of new products and technology.

Interest

Interest expense of approximately $189,000 for the quarter ended September 30, 2008, which includes amortization of debt discount and deferred financing fees of $127,000, related to the cost of issuing secured promissory notes in June 2008. Interest expense was approximately $8,000 for the same period in 2007. Interest income was approximately $7,000 and $125,000 for the three months ended September 30, 2008 and 2007, respectively.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2008 and 2007, respectively.

Net Loss

Net loss for the three months ended September 30, 2008 was approximately $1,432,000 or $0.18 per basic and diluted common share, as compared to a net loss of approximately $391,000, or $0.06 per basic and diluted common share, for the three months ended September 30, 2007.

Nine months ended September 30, 2008 vs. 2007

Revenue and Gross Profit

	(Unaudited) Nine Months Ended September 30,
	2008	2007	Change	% Change
Revenue	$10,733,436	$7,561,374	$3,172,062	42%
Cost of Sales	7,630,450	5,370,107	2,260,343	42%

Gross Profit	$3,102,986	$2,191,267	$911,719	42%

Gross Margin	28.9%	29.0%

Total revenue for the nine months ended September 30, 2008 was approximately $10,733,000 as compared to approximately $7,561,000 for the nine months ended September 30, 2007, an increase of approximately $3,172,000 or 42%. This increase was driven by the September 2007 acquisition of ALS, the April 30, 2008 acquisition of Lumificient Corporation, and by a 25% increase in revenue from pool and spa sales, offset primarily by lower international sales compared to the same period in 2007. Excluding the impact of sales by ALS and Lumificient of $3,684,000 for the nine months ended September 30, 2008, revenue decreased by 7% to $7,049,000.

Revenue from sales of our commercial lighting products was approximately $6,122,000 in the nine months ended September 30, 2008, as compared to $2,877,000 for the same period of 2007. This increase of $3,245,000, or 113%, in the nine months ended September 30, 2008, was primarily driven by $3,684,000 in commercial product sales by ALS and Lumificient. Excluding revenue attributable to ALS and Lumificient, our commercial product sales decreased $439,000, or 15%, driven primarily by decreased commercial construction activity in many markets across the U.S.

Revenue from sales of our pool and spa lighting products was approximately $3,790,000 in the nine months ended September 30, 2008, as compared to $3,024,000 for the same period of 2007. Revenue increased $766,000, or 25%, versus the same period in 2007 despite the significant year over year reductions in new pool construction tied to the steep drop in residential construction nationally. We are continuing to see the impact of the new pool and spa management team added in 2007, their efforts to gain market share and the results of new product introductions in 2007, specifically sales of our new Savi™ Note lighting system.

Revenue from sales of our products internationally (outside of the United States and Canada for our purposes) was $821,000 in the first nine months of 2008 as compared to $1,635,000 for the same period of 2007. This decrease of $814,000, or 50%, was primarily due to decreases in most markets outside the United States and Canada. In August 2008, we added new management for our international sales team. Under this new leadership, we have begun several initiatives which we believe will position our company for potential future growth and market share gains despite the overall general economic conditions.

Sales of LED products accounted for 68% and 51% of our revenue while sales of fiber optic lighting products accounted for 29% and 44% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the nine months ended September 30, 2008 was approximately $3,103,000, or 29% of revenue, as compared to approximately $2,191,000, or 29% of revenue, for the comparable period of 2007. Direct gross margin which is revenue less material cost, decreased to approximately 51% as compared to 58% in the nine months ended September 30, 2007, as our pool and spa division made certain pricing concessions in order to gain market share. Additionally, our direct gross margin was impacted by the acquisition of Lumificient as that business has traditionally experienced lower direct gross margins than those traditionally experienced by our company.

Without taking into account the increase in cost of goods sold from increased revenue and excluding $306,000 in ALS and Lumificient production expenses, production costs increased approximately $45,000, or 2%, in the first nine months of 2008 as compared to the same period in 2007 as increases in shipping costs were offset by lower expenses for excess and obsolete inventory reserves.

Operating Income (Loss)

	(Unaudited) Nine Months Ended September 30,
	2008	2007	Change	% Change
Gross profit	$3,102,986	$2,191,267	$911,719	42%
Less operating expenses:
Selling, general and administrative	6,462,189	3,754,281	2,707,908	72%
Research and development	503,733	298,658	205,075	69%
Loss (Gain) on disposal of fixed assets	—	1,125	(1,125)	100%

Total operating expenses	$6,965,922	4,054,064	$2,911,858	72%

Operating loss	$(3,862,936)	$(1,862,797)	$(2,000,139)	107%

Selling, general and administrative (SG&A) expenses were approximately $6,462,000 for the nine months ended September 30, 2008 as compared to approximately $3,754,000 for the same period in 2007, an increase of approximately $2,708,000 or 72%. Excluding the impact of $1,396,000 of selling, general and administrative expenses attributable to ALS and Lumificient, selling, general and administrative expenses increased $1,312,000 or 35%. This net increase was principally due to increases of $448,000 in wages, payroll taxes and temporary labor expenses and $58,000 in recruiting costs due to additions of administrative infrastructure, management and sales positions. Additionally, a $142,000 increase in employee travel related expenses and a $129,000 increase for trade show expenses were primarily due to increased sales efforts. Consulting costs also increased by $165,000 primarily due to investments in our IT infrastructure and ERP system. The increase in SG&A expenses for the period also reflects increases in stock compensation cost of $133,000, $59,000 of expense related to our corporate offices that opened in Charlotte, NC in June 2007 and a $129,000 increase in health insurance expense.

Research and development costs were approximately $504,000 during the nine months ended September 30, 2008 as compared to approximately $299,000 during the same period in 2007. This increase of approximately $205,000 or 69% was primarily due to an increase in wages in the first nine months of 2008 as compared to the same period of 2007 as we increased our investment in the development of new products and technology.

Interest

Interest expense of approximately $238,000 for the nine months ended September 30, 2008, which includes amortization of debt discount and deferred financing fees of $131,000, was primarily related to the cost of issuing secured promissory notes in June 2008. Interest expense was approximately $28,000 for the same period in 2007 and was primarily due to the cost of borrowing against our line of credit, which was closed in June 2008. Interest income was approximately $52,000 and $255,000 for the nine months ended September 30, 2008 and 2007, respectively.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2008 and 2007, respectively.

Net Loss

Net loss for the nine months ended September 30, 2008 was approximately $4,009,000, or $0.52 per basic and diluted common share, as compared to a net loss of approximately $1,614,000, or $0.24 per basic and diluted common share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008 we had working capital of approximately $4,308,000, including cash and cash equivalents of $1,113,000, a decrease of approximately 20% compared to working capital of approximately $5,416,000, including cash and cash equivalents of $170,000, at December 31, 2007. This decrease in working capital was primarily due a decrease in cash, restricted cash and investments of $1,932,000 and an increase in accounts payable of $1,311,000.

These changes were offset slightly by the repayment of our revolving line of credit, resulting in a $1,443,000 reduction in current liabilities and by $300,000 of additional working capital from the acquisition of Lumificient Corporation.

Net cash used in operations amounted to approximately $2,277,000 for the nine months ended September 30, 2008. This $1,582,000 increase in net cash used in operating activities over the comparable period of 2007 is primarily due to the larger net loss in the nine months ended September 30, 2008 as compared to the same period of 2007. Partially offsetting this use of cash was a $1,311,000, or 118%, increase in accounts payable due to the timing of certain payments to vendors as compared to a $249,000, or 22%, increase in accounts payable in the same period of 2007.

Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $422,000 as compared to $4,043,000 provided by investing activities in the comparable period of 2007. During the nine months ended September 30, 2008, net cash provided by investing activities included $2,875,000 in proceeds from the sale of investments, offset by purchases of property and equipment of $570,000 and expenditures of $2,513,000 related to our acquisition of Lumificient Corporation.

Net cash provided by financing activities for the nine months ended September 30, 2008 was approximately $3,642,000 as compared to net cash used in financing activities of $566,000 for the comparable period of 2007. The cash provided by financing activities was mainly attributable to approximately $3,500,000 from the issuance of secured promissory notes and the proceeds of $1,922,000 from the exercise of stock warrants and employee stock options offset by the repayment of our revolving line of credit of $1,443,000.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the national and global economic environment and the lighting industry.

In August 2008, we filed a Registration Statement on Form S-1 with the SEC relating to a proposed follow-on public offering of our common stock. On November 13, 2008, we filed a request with the SEC to withdraw the Registration Statement.

In November 2008, we closed a private placement of convertible preferred stock and warrants to accredited investors for aggregate consideration of approximately $7.6 million, consisting of approximately $4.0 million in cash and cancellation of approximately $3.6 million in principal and accrued interest on the company’s promissory notes.

Although we are working to complete our 2009 business plan, we anticipate that the cash, cash equivalents and investments on hand at September 30, 2008 and the proceeds from our private placement of preferred stock and warrants in November 2008 will be sufficient to fund our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months.

While the sale of preferred stock and warrants in November 2008 provided a significant amount of cash to our company, the April 30, 2008 acquisition of Lumificient and our year to date operations have consumed a significant amount of our cash balances. The Company’s ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing its costs and expenses and increasing revenue. The Company faces significant challenges in order to achieve profitability. There can be no assurance that the Company will be able to maintain adequate liquidity or achieve long-term viability.

Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. Additionally, we will continue to opportunistically consider public or private financing transactions, which may include credit facilities such as term loans and unsecured or secured borrowings, and the sale of equity securities. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisitions. We currently do not have any arrangements or commitments for additional financing, and there can be no assurances such financing will be available on terms acceptable to us, if at all.

Contractual Obligations

As of September 30, 2008, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007 other than the acquisition and Note Purchase Agreement described below.

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

On June 26, 2008, we entered into a Note and Warrant Purchase Agreement (the “Note Purchase Agreement”), with a limited number of our equity holders and their affiliates, all of which are accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the “Notes”) and 218,750 warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Notes are due in December 2009 and have an effective simple interest rate of 7.0% which is payable 180 days after the closing date and every 180 days thereafter. The Notes are secured by substantially all the assets of the Company and include certain financial covenants. Per the Note Purchase Agreement, these covenants are not measured until after December 31, 2008. The Notes were cancelled in connection with the November 2008 private placement of preferred stocks and warrants.

Critical Accounting Policies

As of September 30, 2008, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon Nexxus’ condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory, stock-based compensation and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of September 30, 2008 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We believe that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). This FSP also adds certain disclosures to those already prescribed in SFAS No. 142. FSP No. FAS 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in our fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. We are currently assessing the impact FSP No. FAS 142-3 will have on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB No. 128, Earnings Per Share and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We do not expect the adoption of this FSP effective January 1, 2009 will have a material impact on our results of operations or financial position.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and must be applied to outstanding instruments as of the beginning of the fiscal year of adoption as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of EITF 07-5.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: November 14, 2008
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John C. Oakley	Date: November 14, 2008
John C. Oakley, Chief Financial Officer
(Principal Financial and Accounting Officer)