Form 10-K
period 2008-12-31
Nexxus Lighting, Inc.
filed 2009-03-27
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23590

NEXXUS LIGHTING, INC.

(Exact Name of registrant as specified in its charter)

Delaware	59-3046866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Floyd Smith Drive, Suite 300, Charlotte, NC	28262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (704) 405-0416

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2008, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $59,836,000.

As of March 17, 2009, there were 8,156,719 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things those:

•	associated with the relative success of sales, marketing and product development;

•	competition, including price competition; and

•	general economic and business conditions;

The factors listed under Item 1A. Risk Factors of this report as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives or plans of our company will be achieved. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business.

General

We design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) and fiber optic lighting. We offer a broad range of technically innovative white light, color-changing and fixed-color lighting solutions that are used for applications in commercial/architectural, retail, hospitality, entertainment and consumer markets. Our solutions provide many benefits over traditional incandescent, halogen and fluorescent light sources, including lower energy consumption, longer life spans, absence of hazardous materials, decreased maintenance costs and greater design flexibility.

Our advanced lighting systems are based on proprietary designs and patented technologies associated with electrical, optical, mechanical and thermal engineering. We have developed domain expertise and applications knowledge for end-user requirements in diverse markets. As a result, we are able to offer advanced solutions, which provide a demonstrable value proposition in terms of performance and overall cost.

According to the Freedonia Group, the global lighting industry is estimated to be approximately $100 billion and includes a variety of technologies, including incandescent, fluorescent, halogen, high intensity discharge (HID), neon and advanced lighting solutions, such as LED lighting. Product selection is influenced by a number of factors, including overall cost, and visual and physical product features, as well as regulatory and environmental factors. With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, traditional light sources, such as incandescent lamps, are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy efficient nature of LED technology makes it an environmentally friendly light source and the compact size of LEDs has created new possibilities in lighting fixture design. We believe our unique advanced lighting solutions are well positioned to increasingly displace traditional lighting in each of our targeted markets.

We offer one of the broadest portfolios of advanced lighting solutions. Our LED products include spot lights, flood lights, linear strips and down lights. We also offer LED-based signage, channel letter and contour lighting. These products are marketed under the Array™, Savi®, eLUM™, LiveLED™ and HYPERION™ brands. Our fiber optic products include fixtures, cable and light sources, and are sold under the Nexxus® and Advanced Lighting Systems™ brands. End-users utilize our products for interior and exterior lighting to provide illumination and create ambience and unique visual effects which are superior to traditional lighting sources.

We organize our company by division, each with a specific market focus, in order to broaden the adoption of our advanced lighting solutions across a number of end markets. Strong relationships with distribution partners enable us to educate a broad audience about the benefits of our advanced lighting solutions. These relationships also allow us to garner early notice of industry trends, which assist us in developing and bringing to market products that are responsive to the evolving needs of the lighting industry. We believe we can advance our goal of becoming the leading provider of advanced lighting solutions by investing in our technology position, developing new innovative products, leveraging the strengths of our distribution channel and selectively pursuing strategic acquisitions.

Acquisitions

Since 2007, we have completed two acquisitions to advance our strategy of becoming the leading provider of advanced lighting solutions.

In September 2007, we acquired Advanced Lighting Systems, Inc. (ALS), a Sauk Centre, Minnesota manufacturer of LED and fiber optic lighting for use in the entertainment, commercial/architectural and OEM lighting markets. This acquisition broadened our product suite and expanded our market coverage in the commercial and entertainment lighting arenas. In the first quarter of 2009, we integrated ALS into our SV Lighting Division, creating a new Nexxus Commercial Lighting Division. We are in the process of integrating our network of independent commercial sales representatives to increase their focus on our products. We are also rationalizing our commercial product line to generate synergies and consolidating our operations to eliminate redundant costs. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third-party manufacturers (together, the ALS Integration).

In April 2008, we acquired Lumificient Corporation, a Maple Grove, Minnesota manufacturer of LED products for the sign, commercial/architectural and retail lighting markets. This acquisition expanded our intellectual property portfolio, including advanced technology for LED products, and enhanced our research and development capabilities.

Going forward we expect to continue to review potential strategic acquisitions to further advance our goals. We currently have no agreements, understandings or commitments with respect to any acquisitions.

The Lighting Industry

According to the Freedonia Group, the estimated global lighting industry revenue of $100 billion is divided between two major product categories, fixtures and light bulbs (also referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, fixtures and systems, while light bulbs consist of the replaceable devices that emit light. Fixtures are constructed from metal, glass or plastic and are available in a range of decorative styles for residential, commercial and industrial applications. Traditional light bulbs include incandescent, fluorescent and HID products. For residential applications within the general illumination market, inexpensive incandescent bulbs and fixtures have been the preferred choice. For commercial applications, more expensive and durable fluorescent and HID bulbs and fixtures have the largest market share.

In North America, lighting manufacturers sell products through either manufacturer’s representatives, electrical supply representatives or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

Historically, large global competitors focused almost exclusively on the general illumination market because of their advantage in purchasing power, manufacturing volume and distribution efficiency, while smaller industry participants generally competed in niche markets primarily by offering specialized products and superior customer service to their regions. However, the evolution of advanced lighting solutions has enabled smaller companies to penetrate and compete in the larger general illumination market. One of these notable advanced lighting solutions is LED lighting.

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to Strategies Unlimited, there were over $325 million of high-brightness LEDs sold to the lighting market, a figure which is forecasted to grow to $1.5 billion by 2012. High-brightness LEDs are the core, light producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

Technological Innovations Expand LED Functionality. Since its introduction in the 1960s, the LED has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in residential, industrial and commercial markets.

Advancements in LEDs’ Performance Stimulate Adoption in General Lighting. Technological advancements in LED lighting have resulted in a new breed of LEDs that can meet specifications previously only satisfied by traditional lighting sources. LED lighting solutions were historically regarded as expensive in relation to their delivered light output, a perception that has changed as LED technology has advanced according to Haitz’s Law. Haitz’s Law, the LED counterpart to Moore’s Law of semiconductors, states that every decade, the amount of light generated by an LED increases by a factor of 20, while the cost per lumen falls by a factor of 10.

In an effort to lower energy consumption, lighting companies are focused on increasing lumens per watt. Lumens per watt is an industry standard measure of the amount of light emitted per watt of power, meaning the more lumens per watt, the more energy efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently exceeding incandescent performance and are approaching over 100 lumens per watt at the LED level, making them comparable to fluorescent and HID light sources.

Unique Capabilities of LEDs Broaden Applications and Create New Lighting Alternatives. Key LED features, including quality of light output, long life, low power consumption, low heat output and full digital control are accelerating adoption and expanding market opportunities. Additional attributes, including design flexibility, color-changing effects, dimming capabilities, smaller size and rapid start-up time are creating new lighting applications for LEDs in commercial/architectural, retail, hospitality, entertainment and consumer markets.

High Energy Costs and Conservation Efforts Drive LED Adoption. According to the United States Department of Energy, 22% of all energy consumption in the United States is from lighting applications. High energy costs have resulted in increased demand for more energy efficient lighting solutions, which has inspired a natural shift to LEDs. LED lighting technology is inherently more energy efficient and can result in more than 80% in power savings over traditional incandescent solutions. In addition, unlike other alternatives such as compact fluorescent bulbs, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment.

Regulatory Influences Spur Market Adoption of Energy Efficient LED Lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s EnergyStar Certification Program, are driving adoption of more energy efficient lighting solutions. EnergyStar sets industry-wide international standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and consumers better understand lighting products. Legislation and the trend toward environmental consciousness are critical drivers of lighting demand, as governments, industry associations, and industrial and residential consumers move toward employing lighting solutions that comply with regulatory requirements, conserve energy and present no threat to the environment when disposed.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Industry Leading, Energy Efficient and Environmentally Conscious Lighting Solutions. In addition to our robust portfolio of color-changing lighting solutions, we have added a number of highly efficient white light LED products to our offerings, including the Savi SHO White, Savi Linear, Savi Floodstrip and Savi Mini Sconce. Further, we have recently introduced our Array brand of LED light bulbs, which we believe to be the highest efficacy LED lighting system in the industry. The Array products incorporate our internally developed, unique Selective Heat Sink technology and manufacturing methods. Based upon our review of publicly available performance data from competitors, our Array product provides over 20% more lumens per watt than competitive products, and provides approximately 80% energy savings versus incandescent lamps. We have designed our Array product line to be Restriction of Hazardous Substances (RoHS) compliant, to contain no mercury or lead and to utilize minimal metal content with a housing of recycled plastic. We began initial shipments of Array products at the end of 2008. We believe Array is significantly differentiated in terms of design and performance from competitive products.

Proprietary Technology and Intellectual Property. We have 26 issued and 22 pending patents. This portfolio of intellectual property has been commercialized into a broad range of advanced lighting solutions. We plan to continue making strategic investments in intellectual property through ongoing engineering expenditures, industry partnerships, licensing arrangements and the pursuit of complementary businesses, such as our recent acquisitions of Lumificient and Advanced Lighting Systems. These initiatives are designed to allow us to enhance our intellectual property portfolio, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to magnify our market opportunity and enhance our market position.

Reliable, High Quality and Cost Competitive Solutions. We design, manufacture and sell high quality and reliable products with demonstrable performance advantages. For example, our white light solutions are designed to operate for up to 50,000 hours. We achieve this, in part, through a combination of sourcing high quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous product testing. To deliver cost competitive solutions, we are investing in technology advancements, leveraging purchasing volume across divisions, capitalizing on strategic vendor relationships and migrating high volume products to our proprietary automated manufacturing process.

Breadth of Advanced Lighting Solutions. We believe that we offer one of the industry’s broadest lines of advanced lighting solutions. This includes over 121 distinct product types targeted at four distinct markets. Over the last two years, we have expanded our LED product offerings to include a range of white light solutions for linear flood, cove, perimeter, under-counter and down lighting applications. We believe the combination of our broad product line, our extensive engineering and manufacturing know-how, and deep knowledge of our target markets are highly valued by customers and are key to our ongoing success.

Experienced Management Team. Our senior management team includes individuals with diverse backgrounds and broad experience. We are led by our Chief Executive Officer, Michael Bauer, an industry veteran with over 20 years of lighting experience and our Chief Financial Officer, Gary Langford, with 20 years of finance and manufacturing experience. Our management team has demonstrated the ability to drive organic growth and pursue and integrate strategic acquisitions.

Our Growth Strategy

Our objective is to become the leading provider of advanced lighting solutions. Key elements of our growth strategy include:

Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique advanced lighting solutions across our target markets, which include applications in the commercial/architectural, retail, hospitality, entertainment, signage and consumer markets. We expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products, we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales also allows us to gain additional leverage from sales representatives within our distribution network.

Expanding our White Light LED Product Portfolio. Based on our proprietary Selective Heat Sink technology platform, a new and innovative approach to thermal management which uses proprietary design and materials to lower thermal resistance, we are expanding our white light LED product portfolio for general illumination. Our first offering based on this technology is our Array product line which we believe is our best opportunity for growth in the commercial market. We believe this product has some of the most unique features and one of the highest efficacy levels in the industry. It also incorporates dimming capabilities that work with standard commercial dimmers. Additionally, we believe our Savi SHO White is the industry’s first direct-line voltage flood light that does not require an independent power supply. We intend to expand our product offerings by leveraging the technological advancements of Array and Savi SHO White. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings and will eventually provide a significant portion of our future revenue.

Developing and Protecting Our Intellectual Property and Exploring Licensing Opportunities. We have devoted significant resources to building an advanced research and development team for developing complimentary intellectual property to expand our portfolio of advanced lighting technologies. Securing and defending intellectual property related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. We believe that our growing intellectual property portfolio will create licensing opportunities in the future and intend to explore these potential opportunities. The strength of our intellectual property portfolio allows us to compete on the basis of our technology, which we believe gives us an advantage over many of our larger competitors.

Leveraging the Strength of Our Distribution Network. We have an independent global sales and distribution network. In North America, we have over 100 commercial lighting agencies selling through major electrical distributors. Internationally, we have 42 additional distributors serving over 39 countries. We expect these and other industry relationships will be a significant source of operational leverage as we introduce new products and scale our business.

Pursuing Strategic Acquisitions. We believe that strategic acquisitions will help us broaden our product offerings, expand our markets, leverage our research and development capabilities and enhance our distribution channels. We continually review potential acquisitions and believe we have established a diligent process for identifying complementary acquisition opportunities. We currently have no agreements, commitments or understandings with respect to any acquisitions.

Products

We believe that we offer one of the broadest portfolios of advanced lighting solutions. Our company is organized by division, each with a specific market focus in order to broaden the adoption of our advanced lighting solutions. By combining the efforts of some or all of these divisions, we are able to offer complete solutions to our customers and leverage synergies across market segments. Our products are marketed primarily under the Array, Savi, eLum, LiveLED and Hyperion brands. End-users utilize our products for interior and exterior lighting to provide illumination and/or create ambience and unique visual effects superior to traditional lighting.

The following table provides a summary overview of our products:

PRODUCT TYPE	TARGET MARKET(S)	FEATURES / BENEFITS	PRODUCT(S)

General LED Lighting	Signage, lighting strips, pool and spa and architectural lighting, entertainment	Extended life, energy consumption, size, thermal efficiency, fixed-color or color- changing capabilities	Flex-LED™, BorderLight™, The Galaxy Pool Light, AGS, Digital Lighting System, Hyperion R-Lite™, Lumeon 360™, Savi® Pool Light, Savi® Spa Light and the Savi® Note

Commercial/ Architectural LED Lighting	Commercial/ architectural lighting, entertainment	Extended life, energy consumption, size, thermal efficiency, white light and fixed-color or color- changing capabilities	Savi® Linear, Savi® Flood, Savi® Flood Strip, and Savi® 512 DMX control system, Savi® SHO Floodlight, Savi® SHO-White Floodlight, LiveLED™, eLUM™

White Light LED Light Bulbs	Retail, commercial, hospitality, institutional, long duty cycle, and hard to reach locations	High efficacy, no mercury or lead, energy efficient, lightweight, thermal efficiency, dimmable on conventional switch, fits standard incandescent fixtures, long-life	Array LED MR16, Array LED PAR16, Array LED PAR30, Array LED G4

Fiber Optic Cables	Alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays	Light emission on entire length of cable, easy to install, not prone to breakage, energy efficient, fixed-color or color-changing	SideGlow®, 3M, EndGlow®, MegaGlow™, RadiaLyte™, MegaLyte™, FocaLyte™

Fiber Optic Light Sources	Pool and spa, residential, commercial, display case lighting, interior theme lighting, signage	Manufactured to meet high certification standards, highly customizable, unique control options	SpectroLyte™, FiberPro™, Eclipse™, SV1500, StarPro, SV750

Waterfalls	Pool and spa	Fixed-color or color- changing capabilities, unique control options	Oasis™

Competition

The Company currently faces competition from both traditional lighting companies that provide general lighting products, such as incandescent, fluorescent and neon lighting, and from specialized lighting companies that are engaged in providing LED and fiber optic lighting products and systems. In general, we compete with both groups on the basis of design, innovation, quality of light, effects, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We compete with traditional lighting companies, including Acuity Brands Lighting, Cooper Lighting, Hubbell Lighting and Royal Philips Electronics in the general illumination market. Our LED products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

Additionally, we compete with specialized lighting companies that offer competing LED and fiber optic lighting products, including Energy Focus, Inc., Illumivision, Inc. and Lighting Science Group Corporation. In these markets, we compete on the basis of design, innovation, light quality, effects, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We believe that we can compete favorably in our markets, based on the following factors:

•	unique and proprietary technology;

•	breadth and diversity of high-quality product offerings;

•	ability to offer standard and custom products that meet customers’ needs at a competitive cost;

•	excellence in customer service and support; and

•	recruitment and retention of qualified personnel, particularly engineers.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced lighting solutions and introducing these systems at competitive prices on a timely basis.

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. Our ability to leverage our distribution network will be an important factor in our continued success. The sales and marketing of our products largely depends upon the type of offering, location and target market.

The breakdown of our sales and marketing coverage by market is as follows:

Market Applications	Description

Commercial/ Architectural

We currently market and distribute our LED and fiber optic lighting products and systems through a global network of individual lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from our Commercial Lighting Division or Lumificient. With the ALS Integration, we will market our SV Lighting and Advanced Lighting Systems products under the Nexxus Commercial Lighting Brand. The independent lighting agencies are paid on a commission basis. We also sell our Hyperion™, FlexLED™ and Lumeon 360™ products directly to local sign lighting manufacturers and distributors, as well as select national accounts.

Pool and Spa

We market and sell our lighting products in the swimming pool and spa market to pool and spa distributors and pool builders through a network of independent manufacturer’s representatives. We believe this distribution channel allows us to better serve our customers, as well as offer services such as the bundling of product and installation. In 2007, we began focusing our efforts on refining the products offered to the pool and spa market, adding sales management and developing new marketing tools to drive sales. With these initiatives, we believe that the pool and spa market represents a unique and significant growth opportunity for our company and is an excellent fit with our technology and intellectual property platform.

We have recently reorganized our international sales organization to more aggressively penetrate global markets outside of the United States and Canada. This team supports each division and is charged with establishing distribution relationships worldwide.

We believe that our management team has established and maintains strong relationships with senior management at the majority of the largest wholesale electrical distributors and electrical buying groups in the United States. We expect these and other industry relationships to be a significant path to market as we introduce new products and scale our business.

Manufacturing and Suppliers

We produce our advanced lighting solutions through a combination of internal and outsourced manufacturing and assembly. For LED lighting systems, we engineer, design and final-assemble most of our products, while much of the manufacturing is performed by select qualified vendors. All LEDs used in our LED lighting products and systems are purchased from several companies in Asia and in the United States. For our fiber optic lighting systems, we purchase fiber optic strands from a third party supplier and internally extrude our fiber optic cables. We manufacture light sources and control systems and perform final assembly for most of our fiber optic products.

Many of our core components and sub-assemblies are purchased from third party suppliers. We have selected suppliers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2008, we spent approximately $750,000 on engineering and product development activities, as compared to approximately $420,000 in 2007. We intend to expand our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices. We will also continue to explore strategic acquisitions and joint product development activities that expand our product and technology platform.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. To protect our intellectual property, both domestically and abroad, we rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have established and continue to build proprietary positions for our product candidates and technology in the United States and abroad. We currently hold 26 patents related to our fiber optic and LED lighting intellectual property and have 22 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization.

Although we expect that several of our patent applications will issue as patents in 2009, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Employees

As of March 17, 2009, we had approximately 65 employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

We were incorporated in Delaware on December 16, 1996. We are the successor by merger to a Florida corporation named Super Vision International, Inc., which was incorporated in January 1991. In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. Our principal executive offices are located at 124 Floyd Smith Drive, Suite 300, Charlotte, North Carolina 28262. Our telephone number is (704) 405-0416 and our website is located at www.nexxuslighting.com.

Item 1A.	Risk Factors

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or currently deemed immaterial may also adversely affect our company.

We have a history of operating losses and may incur losses in the future.

We have experienced net losses of $10,370,000 and $2,940,000 for each of the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of $21,076,854. Although management believes that we have addressed many of the legacy issues and expenses that have historically burdened our financial performance, we still face significant challenges in order to reach profitability, which make it difficult for you to evaluate our business. In order for us to attain profitability and growth, we will need to successfully address these challenges, including increasing our international sales, executing our production, marketing and sales plans for our new Array™ product line and improving our supply chain performance. We cannot estimate when or if we will achieve profitability in the future, and our business may not be as successful as we envision.

Our development and growth have caused significant strain on our financial resources resulting in losses, deficits and negative operating cash flows. We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which we expect will result in operating losses for 2009 and potentially future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products, including our new Array™ product line. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We cannot be certain of the timing and extent of revenue receipts and expense disbursements. To become profitable, we will have to generate sufficient revenue while controlling our costs and expenses. If we are unable to generate sufficient revenue to become profitable, our ability to achieve our business objectives may be negatively impacted and the market price of our common stock could decline.

Downturns in general economic and market conditions and construction trends could materially and adversely affect our business.

Downturns in general economic and market conditions, both nationally and internationally, could have a material adverse effect on our business. In most areas, sales of new and existing homes have slowed and there has been a continued downturn in the housing market, as well as adverse changes in employment levels, job growth, consumer confidence and interest rates, in addition to an oversupply of commercial and residential buildings for sale. Sales of our lighting products depend significantly upon the level of new building construction and renovation, which are affected by housing market trends, interest rates and the weather. Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends. In addition, due to the seasonality of construction, sales of swimming pool and lighting products, and thus our revenue and income, have tended to be significantly lower in the first quarter of each year. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. An economic downturn coupled with a decline in our revenue could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, or otherwise adversely affect our business, financial condition and results of operations. As a result, any economic downturns generally or in our markets specifically, particularly those affecting new building construction and renovation or that cause end-users to reduce or delay their purchases of lighting products, signs or displays, would have a material adverse effect on our business, cash flows, financial condition and results of operations.

We will operate under a streamlined operating plan unless we are able to raise additional funds.

Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. We face significant challenges in order to achieve profitability. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to raise additional capital and, accordingly, we have developed a streamlined operating plan, which we intend to pursue unless and until additional capital becomes available on acceptable terms, if at all. We believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet our planned expenditures under our streamlined operating plan through the next twelve months. Our streamlined operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. However, in order to optimize the growth of our business, we will need to seek to raise additional debt or equity financing. There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us, if at all. Moreover, should the opportunity to raise additional capital arise, any additional debt or equity financing could result in significant dilution of the existing holders of common stock.

If our advanced lighting systems do not gain wider market acceptance, prospects for our growth and profitability may be limited.

We derive net sales and income primarily from sales of our LED and fiber optic lighting products. We face competition from both traditional lighting technologies, such as incandescent, florescent and neon lighting, and from competitors engaged in providing LED and fiber optic lighting products. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our advanced lighting systems.

Potential customers for our advanced lighting systems may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output, although our advanced lighting systems tend to be more energy efficient and require less maintenance.

Our continued success will depend upon both the increased acceptance of our advanced lighting systems as an alternative to traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. Our future results are dependent upon sales growth of our advanced lighting systems in the commercial/architectural, retail, hospitality, entertainment and consumer lighting markets. As part of our sales and marketing strategy, we actively seek to educate our target markets as to the advantages of our advanced lighting systems. We believe that achievement of this objective is critical to our future success. Our advanced lighting systems may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing LED and fiber optic lighting products in the market. If acceptance of our advanced lighting systems in general does not continue to grow, then opportunities to increase our revenue and operate profitably may be limited.

Substantial demand may not develop for the use of LED lighting in the general lighting market. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Failure of LED manufacturers to introduce on a timely basis high brightness white light LEDs having satisfactory performance, quality and cost characteristics could delay the further development and enhancement of, or reduce the attractiveness to potential customers of, our Array™ product line.

If demand for our new Array™ brand of LED light bulbs in the general lighting market fails to emerge or we fail in the execution of the manufacture, distribution or introduction of the Array™ product line, we may not be able to carry out our long-term business strategy.

Our long-term business strategy includes the penetration of the general lighting market with our new Array™ brand of white light LED light bulbs. Sales of our Array™ product line did not contribute significantly to our 2008 operating results. We have devoted, and intend to continue to devote, substantial resources to the development of our Array™ product line and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive sufficient revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

We expect to outsource all of the production of our new Array™ brand of products. We will depend on two contract manufacturers to produce our Array™ product line at plants located in Minnesota and Mexico. Maintaining an adequate supply to meet demand for our Array™ brand of products depends on our ability to execute on our production plan. We began producing and shipping small quantities of our Array™ products in the fourth quarter of 2008. We plan to increase production of our Array™ brand of products significantly throughout 2009, in anticipation of increasing sales. We can not be sure that we will meet this schedule or that sales will meet our expectations. Any significant problems in the production process, including the operations of our contractors’ manufacturing facilities, could result in cancellation of shipments, loss of product in the process of being manufactured, or unplanned increases in production costs, any of which could have a material adverse affect on our business. In addition, there are inherent uncertainties associated with forecasting future demand for our new Array™ brand of products, and as a consequence, we may have inadequate capacity to meet actual demand. Alternatively, we may have an excess of available capacity, which could lead to excess capacity charges, resulting in an increase in our cost of sales. Any failure to bring our new Array™ brand of products to market in a timely manner could have a material adverse effect on our business and/or prospects.

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we will need to keep pace with rapid changes in LED and fiber optic lighting technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have in the past experienced, and could in the future experience, delays in introduction of new products. If effective new sources of light other than LED and fiber optic devices are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our revenue to attain, or sustain, profitability.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our advanced lighting systems, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. Additionally, in the advanced lighting markets in which we have primarily competed to date, competition has largely been fragmented among a number of small manufacturers of LED products. However, some of our competitors, particularly those that offer traditional lighting products, are larger companies with greater resources to devote to research and development, manufacturing and marketing than we have.

Moreover, in the white light market, particularly as we introduce white light products for use in general lighting applications, such as retrofit lamps for standard fixtures, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as General Electric, Osram Sylvania and Royal Philips Electronics. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face competition from traditional lighting fixture companies, such as Acuity Brands Lighting, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Electronics. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. Additionally, to the extent that competition in our markets intensifies, we may be required to reduce our prices in order to remain competitive. If we do not compete effectively, or if we reduce our prices without making commensurate reductions in our costs, our revenue and profitability, and our future prospects for success, may be harmed.

We have made strategic acquisitions in the past and intend to do so in the future, which may adversely affect our operating results, financial condition and existing business.

We seek to grow through strategic acquisitions in order to complement and expand our business. On April 30, 2008, we acquired Lumificient Corporation and on September 28, 2007 we acquired Advanced Lighting Systems, Inc. The success of our acquisition strategy will depend on, among other things:

•	the availability of suitable candidates;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

If we are not successful in integrating acquired businesses and completing acquisitions in the future, we may be required to reevaluate our acquisition strategy. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

If we are unable to obtain and adequately protect our intellectual property rights, our ability to commercialize our products could be substantially limited.

We consider our technology and processes proprietary. If we are not able to adequately protect or enforce the proprietary aspects of our technology, competitors may utilize our proprietary technology and our business, financial condition and results of operations could be harmed. We currently attempt to protect our technology through a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements and similar means. Despite our efforts, other parties may attempt to disclose, obtain or use our technologies. Our competitors may also be able to independently develop products that are substantially equivalent or superior to our products or design around our patents. In addition, the laws of some foreign countries do not protect our proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately in the United States or abroad.

As of February 28, 2009, we have filed 56 patent applications. From these applications, 26 patents have been issued, 22 are currently pending approval and eight are no longer active. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. An adverse outcome in litigation or any similar proceedings could subject us to significant liabilities to third parties, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. We may not be able to obtain any licenses on acceptable terms, if at all. We also may have to indemnify certain customers if it is determined that we have infringed upon or misappropriated another party’s intellectual property. Any of these results could adversely affect our business, financial condition and results of operations. In addition, the cost of addressing any intellectual property litigation claim, both in legal fees and expenses, and the diversion of management resources, regardless of whether the claim is valid, could be significant and could materially harm our business, financial condition and results of operations.

If critical components that we currently purchase from a small number of third-party suppliers become unavailable, or third-party manufacturers otherwise experience delays, we may incur delays in shipment, which would damage our business.

We depend on others to manufacture a significant portion of the component parts incorporated into our products. We purchase our component parts from third-party manufacturers that serve the advanced lighting systems market and believe that alternative sources of supply are readily available for most component parts. However, consolidation in the LED lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components as well as finished goods in our LED and fiber optic lighting product lines to a number of overseas suppliers. We expect to outsource all of the production for our new Array™ brand of products. While we believe alternative sources for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our suppliers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. We do not maintain contracts with any of our suppliers; instead, we purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Accordingly, the loss of all or one of these suppliers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative supplier could be found.

We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas. These international trade factors will, under certain circumstances, have an impact both on the cost of components (which will, in turn, have an impact on the cost to us of the manufactured product) and the wholesale and retail prices of its products.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed.

We outsource a significant portion of the manufacture and assembly of our products and we expect to outsource all of the production of our new Array™ brand of products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world, primarily in the U.S., China, the Dominican Republic, Mexico and Taiwan. These manufacturers supply most of the necessary raw materials (in some cases we procure and provide our contract manufacturers with certain critical components, such as LEDs) and provide all necessary facilities and labor to manufacture our products. We currently do not have long-term contracts with these manufacturers. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit by ship from China, the Dominican Republic, Mexico and Taiwan; and

•

risks associated with international commerce, particularly with China, the Dominican Republic, Mexico and Taiwan, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

We depend on distributors and independent sales representatives for a substantial portion of our revenue and sales, and the failure to manage successfully our relationships with these third parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through independent distributors and agents. In addition, these parties provide technical sales support to end-users. Our current agreements with indirect sales channels are non-exclusive with regard to lighting products in general, but exclusive with respect to LED lighting and fiber optic products. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

Quarterly operating results fluctuate as a result of many factors.

Most of our expenses are fixed in nature and cannot be significantly reduced in the short-term if we experience an unexpected delay or decrease in our anticipated revenue in any quarter. In addition, forecasting our revenue is difficult, as we generally do not enter into agreements with our customers obligating them to purchase our LED lighting and fiber optic products; instead, our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be cancelled or rescheduled without significant penalty. If we, our manufacturers’ representatives, distributors or OEM customers fail to accurately forecast the demand for our products, or fail to accurately forecast the timing of such demand, we might not meet our forecasts, or those of investors or analysts. In addition, we forecast our revenue and plan our production and inventory levels based upon our manufacturers’ representatives, distributors and OEM customers’ demand forecasts, which are highly unpredictable and can fluctuate substantially. As a result, we may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of our common stock to decline.

Quarterly revenue and operating results have fluctuated and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Factors that could affect revenue and operating results include, among others, the following:

•	competitive factors, such as competitive pricing pressure and the potential introduction of new products by competitors;

•	manufacturing factors, including constraints in our manufacturing and assembly operations and shortages or increases in the prices of raw materials and components;

•

sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor or sales representative and seasonality of sales;

•

product development and introduction problems, such as increased research, development and marketing expenses associated with new product introductions, delays in the introduction of new products and technologies, and adverse effects on sales of existing products;

•	developments in trade secrets, patent or other proprietary rights by us or our competitors;

•	the ability to control costs, including levels of expenses relative to revenue levels;

•	risk of product returns and exchanges, such as component problems, that could increase warranty reserves and manufacturing costs;

•	the ability to develop, introduce, market and gain market acceptance of new products and product enhancements in a timely manner;

•	the size, timing, rescheduling or cancellation of significant customer orders;

•	the risk of loss of a significant customer;

•	changes in our pricing policies and the pricing policies of suppliers and competitors, pricing concessions on volume sales, as well as increased price competition in general;

•	success in expanding and implementing our sales and marketing programs;

•	relatively small level of backlog at any given time;

•	the mix of sales among our products;

•	deferrals of customer orders in anticipation of new products or product enhancements;

•	risks and uncertainties associated with international business;

•	expenses that may be incurred in litigation;

•	personnel changes;

•	currency fluctuations and our ability to get currency out of certain foreign countries; and

•	general economic and market conditions, including housing market trends, interest rates, the weather, terrorist activities and the prospect or actuality of war.

In addition, sales in any quarter may consist of a relatively small number of large customer orders. As a result, the timing of a small number of orders may impact quarter-to-quarter results. The loss of, or a substantial reduction in, orders from any significant customer could materially harm our business, financial condition and results of operations. Quarterly operating results are also substantially affected by the market’s acceptance of our products and the level and timing of orders received. Significant portions of our expenses are relatively fixed in advance based upon forecasts of future sales. If sales fall below expectations in any given quarter, operating results will be adversely affected. In addition, certain product development and marketing expenditures may vary significantly from quarter to quarter and are made well in advance of potential resulting revenue.

Due to all of the factors listed above and other risks discussed herein, future operating results could be below the expectations of investors or analysts. If that happens, the trading price of our common stock could decline. As a result of these quarterly variations, you should not rely on quarter-to-quarter comparisons of our operating results as an indication of our future performance.

Our inability to successfully integrate businesses we acquire could have adverse consequences on our business.

Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses, including the recent acquisitions of Advanced Lighting Systems, Inc. and Lumificient Corporation, may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

•	loss of key employees or customers;

•	possible inconsistencies in standards, controls, procedures and policies among the combined companies and the need to implement company-wide financial, accounting, information and other systems;

•	failure to maintain the quality of services that the companies have historically provided;

•	coordinating sales, distribution and marketing functions;

•	the need to coordinate geographically diverse organizations; and

•	the diversion of management’s attention from our day-to-day business as a result of the need to deal with any disruptions and difficulties and the need to add management resources to do so.

These disruptions and difficulties, if they occur, may cause us to fail to realize the cost savings, revenue enhancements and other benefits that we may expect from such acquisitions and may cause material adverse short- and long-term effects on our operating results and financial condition.

Our products could contain defects or they may be installed or operated incorrectly, which could reduce sales of those products or result in claims against us.

Despite testing by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationship with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

If we are unable to attract or retain qualified personnel, our business and product development efforts could be harmed.

Our success depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. To a significant extent, our success will depend on our senior management team. In particular, the loss of the services of Michael A. Bauer, our president and chief executive officer, would harm our business. Competition for these individuals is intense and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

We have significant international sales and are subject to risks associated with operating in international markets.

In each of 2008 and 2007, revenue from sales of our products internationally (for our purposes, outside of the United States and Canada) represented approximately 8% and 21%, respectively, of our total revenue. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing and product service. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

•	unexpected changes in regulatory requirements, tariffs and other trade barriers or restrictions;

•	longer accounts receivable payment cycles and the difficulty of enforcing contracts and collecting receivables through certain foreign legal systems;

•	difficulties in managing and staffing international operations;

•	potentially adverse tax consequences;

•	the burdens of compliance with a wide variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	exposure to different legal standards and reduced protection for intellectual property rights in some countries;

•	currency fluctuations and restrictions;

•	political, social and economic instability, including war and the threat of war, acts of terrorism, pandemics, boycotts, curtailment of trade or other business restrictions;

•	periodic foreign economic downturns; and

•	sales variability as a result of transacting our foreign sales in U.S. dollars.

Any of these factors may adversely affect our future international sales and, consequently, our business and operating results. Furthermore, as we increase our international sales, total revenue may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

We believe that international sales will continue to represent a significant portion of our revenue, and that continued growth and profitability may require further expansion of our international operations. All of our international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

We believe that certification and compliance issues are critical to adoption of our lighting systems, and failure to obtain such certification or compliance would harm our business.

We are required to comply with certain legal requirements governing the materials in our products. Although we are not aware of any efforts to amend any existing legal requirements or implement new legal requirements in a manner with which we cannot comply, our revenue might be materially harmed if such an amendment or implementation were to occur.

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification of substantially all of our products from Underwriters Laboratories (UL) or Intertek (ETL) and in Europe we seek, and to date have appropriately self certified substantially all of our products from Conformité Européenne (CE). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products, such as Canadian Underwriters Laboratories (CUL) in Canada and Product Safety Electrical (PSE) in Japan. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain ratification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

We must comply with new regulatory requirements regarding internal control over financial reporting, corporate governance and public disclosure, which will cause us to incur significant costs and our failure to comply with these requirements could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and, beginning with the fiscal year ending December 31, 2009, that our independent registered public accounting firm report on management’s evaluation of those controls. These rules and regulations have increased our legal and compliance costs and made certain activities more time-consuming and costly. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline. In addition, if we acquire a company with weak internal controls, it will take time to improve the internal controls of the acquired company to the same level of operating effectiveness as ours. Any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information,

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities as of March 17, 2009, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration
Corporate Headquarters:	Charlotte, North Carolina	5,100	2012

Office, Distribution and Light Manufacturing:	Orlando, Florida Maple Grove, Minnesota	34,000 13,200	2011 2010

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.

We are not currently a party to any pending legal proceedings. In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is quoted on the Nasdaq Capital Market under the symbol “NEXS.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by the Nasdaq Capital Market:

	2008		2007
	High	Low	High	Low
First Quarter	$6.25	$4.35	$4.57	$3.10
Second Quarter	9.58	5.68	7.49	3.13
Third Quarter	9.60	6.61	7.29	4.55
Fourth Quarter	8.29	3.66	5.50	4.10

(b) The number of holders of record of our Common Stock on March 17, 2009 was 52. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

(d) For information regarding securities authorized for issuance under equity compensation plans, see Item 11 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere in this prospectus. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “ Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) and fiber optic lighting. We offer a broad range of technically innovative white light, color-changing and fixed-color lighting solutions that are used for applications in commercial/architectural, retail, hospitality, entertainment and consumer markets. We believe that we offer one of the broadest portfolios of advanced lighting solutions. Our LED products include spot lights, flood lights, linear strips and down lights. Our fiber optic products include fixtures, cable and light sources.

We generate revenue from selling our products into two primary markets: commercial/architectural and pool and spa. Commercial sales include applications of our fixtures, system and lamp (light bulb) products in the architectural, retail, hospitality, entertainment, signage and consumer markets. In early 2009, we integrated our Advanced Lighting Systems subsidiary into our SV Lighting Division, creating a new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division and

Lumificient subsidiary. Pool and spa sales include applications of our products in the pool, spa and water feature markets served by the Nexxus Lighting Pool and Spa Division. International includes sales of our products in markets outside the United States and Canada. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We sell LED and fiber optic lighting products into each of our two markets. Sales of LED lighting products accounted for approximately 68% of our revenue in 2008, as compared to approximately 51% in 2007. Sales of fiber optic lighting products accounted for approximately 29% of our revenue in 2008, as compared to approximately 44% in 2007. The balance of our revenue was derived from sales of entertainment lighting products and water feature products. We believe that our LED product lines offer significant domestic and international revenue growth potential for both the commercial and pool and spa lighting markets. While we expect our fiber optic lighting products to remain a significant portion of our business, we believe that the sale of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

Revenue

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

We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a substantial portion of our revenue from customers outside of the North American market. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of raw materials, labor, manufacturing-related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products based on customer orders. We purchase materials and supplies to support such demand.

Gross Profit

Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We define direct gross margin as revenue less material cost.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

Acquisitions

In September 2007, we acquired Advanced Lighting Systems, Inc., a Sauk Centre, Minnesota manufacturer of LED and fiber optic lighting for use in the entertainment, commercial, architectural and OEM lighting markets. Although this acquisition had a significant impact on our financial condition and liquidity during 2007, it did not have any impact on our consolidated results of operations until the fourth quarter of 2007.

The purchase price of approximately $3,390,000 (including acquisition costs of approximately $296,000) was funded with approximately $1,937,000 of the Company’s available cash and short-term investment balances (including $100,000 of the indemnity holdback paid in 2008) plus 260,000 shares of our common stock valued at

$1,235,000 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. During the year ended December 31, 2008, the Company paid the seller $100,000 of the indemnity holdback and issued 25,000 shares of common stock to the seller, valued at approximately $118,000, for the achievement of the 2007 revenue milestone. The purchase price includes a liability the Company recorded to related party (seller) for the remaining $100,000 indemnity holdback for possible future claims.

During the fourth quarter of 2008, we made a strategic decision to integrate ALS with SV Lighting’s operations in Orlando, Florida. In the first quarter of 2009, we integrated ALS into our SV Lighting Division, creating a new Nexxus Commercial Lighting Division. We are in the process of integrating our network of independent commercial sales representatives to increase their focus on our products. We are also rationalizing our commercial product line to generate synergies and consolidating our operations to eliminate redundant costs. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third party manufacturers.

In April 2008, we acquired Lumificient Corporation (Lumificient), a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial, architectural and retail markets. The purchase price of approximately $5,399,000 was funded with $2,509,000 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,393,000 on the date of the acquisition. The purchase price includes a liability we recorded in 2008 to related party (seller) for approximately $497,000, consisting of stock valued at $297,000 to be issued for achievement of the 2008 performance milestones for Lumificient and a $200,000 indemnity holdback for possible future claims. The purchase price is subject to adjustment for stipulations in the purchase agreement, such as certain additional payments of common stock subject to the achievement of certain revenue and earnings milestones by Lumificient in 2009 and claims against the indemnity holdback.

Results of Operations

Revenue

The following is a summary of our operating results for the periods indicated:

	Year Ended December 31,
	2008	2007	Change	%
Pool & Spa	$4,968,323	$3,941,028	$1,027,295	26%
SV Lighting	2,926,475	3,627,002	(700,527)	-19%
ALS (a)	2,062,361	447,664	1,614,697	na
International	1,193,598	2,184,655	(991,057)	-45%
Array	1,708	—	1,708	na
Lumificient (b)	3,080,304	—	3,080,304	na

Total	$14,232,769	$10,200,349	$4,032,420	40%

(a)	Acquired September 2007
(b)	Acquired April 2008

Revenue for 2008 increased 40% to approximately $14,233,000 compared to approximately $10,200,000 in 2007. This increase was driven by the September 2007 acquisition of ALS, the April 2008 acquisition of Lumificient and a 26% increase in revenue from our Pool and Spa Division, offset by lower sales in our SV Lighting and International businesses. Excluding the impact from the September 2007 acquisition of ALS and the April 2008 acquisition of Lumificient, sales decreased 7% to approximately $9,090,000 in 2008 from approximately $9,753,000 in 2007.

Revenue from sales of our pool and spa lighting products was approximately $4,968,000 in 2008, as compared to approximately $3,941,000 for 2007. Revenue increased approximately $1,027,000 or 26% despite the significant year over year reductions in new pool construction. We believe the improvement reflects the impact of the new pool and spa management team which we added in 2007, their efforts to gain market share and the results of new product introductions, specifically sales of our new Savi™ Note lighting system.

Revenue from our commercial lighting products sold through SV Lighting, ALS and Lumificient was approximately $8,069,000 in 2008, as compared to approximately $4,075,000 for 2007. This increase of $3,994,000, or 98%, is attributable to commercial sales by ALS and Lumificient. Excluding revenue attributable to ALS and Lumificient, our commercial sales decreased approximately $699,000 or 19%. This decrease reflects the drop in commercial construction activity across the United States, especially in the second half of 2008.

Revenue from sales of our products internationally (for our purposes, outside of the United States and Canada) was approximately $1,194,000 in 2008 as compared to approximately $2,185,000 for 2007. This decrease of $991,000, or 45%, was primarily due to weaker world economic conditions and organizational challenges that decreased our service levels.

Sales of LED products accounted for 68% and 51% of our revenue while sales of fiber optic lighting products accounted for 29% and 44% of our revenue for the years-ended December 31, 2008 and 2007, respectively. The balance of the revenue mix consisted of sales of water feature products.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
	2008	2007	Change	%
Revenue	$14,232,769	$10,200,349	$4,032,420	40%
Cost of sales	10,753,118	7,453,549	3,299,569	44%

Gross profit	$3,479,651	$2,746,800	$732,851	28%

Gross margin %	24%	27%

Gross profit for 2008 and 2007 was $3,480,000 and $2,747,000, respectively. Gross margins decreased 3% from 27% in 2007 to approximately 24% of sales for 2008. Direct gross margins, which is revenue less material costs, decreased to 50% from 56%. This decrease reflects certain price concessions in our SV Lighting and Pool and Spa divisions. The addition of ALS and Lumificient also had a dilutive affect as those businesses traditionally experienced lower direct gross margins.

Production costs in 2008 increased to approximately $3,635,000, or 26% of revenue, as compared $2,972,000, or 29% of revenue, in 2007. Production costs at our SV Lighting and Pool and Spa Divisions remained roughly flat on lower sales, reflecting higher shipping costs and inventory reserves. ALS and Lumificient traditionally have lower production costs measured as a percent of revenue, resulting in lowering our overall ratio of production costs to revenue.

Operating Loss and Expenses

	Year Ended December 31,
	2008	2007	Change	%
Operating expenses:
Selling, general and administrative	$9,014,274	$5,562,398	$3,451,876	62%
Research and development	746,836	417,661	329,175	79%
Restructuring and impairment charge	2,922,331	—	2,922,331	na

Total operating expenses	12,683,441	5,980,059	6,703,382	112%

Operating loss	$(9,203,790)	$(3,233,259)	$5,970,531	185%

Operating Expenses

Selling, general and administrative (SG&A) expenses in 2008 were approximately $9,014,000, or 63% of revenue, compared to $5,562,000, or 55% of revenue in 2007. The addition of ALS and Lumificient accounted for approximately $2,060,000 of the $3,452,000 increase in SG&A expense. Excluding the impact of ALS and Lumificient, SG&A expenses increased $1,610,000 in 2008 as compared to 2007. This net increase was principally due to increases of $640,000 in wages and payroll taxes due to additions of management and sales positions, a $424,000 increase for trade show and travel expenses, and a $192,000 increase in health insurance benefits. The increase in SG&A expenses for the period also reflects an increase of $202,000 in stock compensation cost to $430,000 and 2008 expenses related to our new headquarters located in Charlotte, North Carolina, which was opened in June 2007 of approximately $122,000.

Research and development costs were approximately $747,000 during 2008 as compared to approximately $418,000 during 2007. This increase of approximately $329,000 was primarily due to an increase in wages and direct materials.

During the fourth quarter of 2008, we made a strategic decision to integrate ALS with SV Lighting’s operations in Orlando, Florida. We recorded a restructuring and impairment charge in 2008 primarily related to the consolidation of our ALS subsidiary. In the first quarter of 2009, we integrated the operations of ALS into our SV Lighting Division, creating a new Nexxus Commercial Lighting Division. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third-party manufacturers. The charge consists primarily of impairment of intangible assets totaling approximately $2,139,000, stay bonuses and one-time termination benefits of approximately $22,000 that will be paid subsequent to year-end, an increase in the reserve for inventory to be scrapped or destroyed of approximately $172,000 and the write off of equipment and other assets of $23,000. In addition, the charge includes a liability of approximately $566,000 for the settlement of a related party office lease and severance obligation, which was paid by issuing 78,000 shares of common stock subsequent to year-end. The majority of these expenses are noncash charges.

Interest

Interest expense of approximately $323,000 for 2008 primarily related to borrowing costs under approximately $3,500,000 of indebtedness incurred in June 2008. For 2007, interest expense of $39,000 related to borrowing costs against our line of credit. Interest income was approximately $62,000 and $295,000 for 2008 and 2007, respectively, reflecting our lower average cash balance in 2008.

Other Income, Debt Extinguishment Costs and Abandoned Offering Costs

We recognized other income of approximately $42,000 in 2008, compared to other income of approximately $37,000 in 2007. In addition, we recognized debt extinguishment costs of approximately $628,000 in 2008 relating to the write off of our unamortized debt discount and deferred financing costs as a result of the early extinguishment of the June 2008 debt. We also recognized approximately $319,000 of expense related to our abandoned follow-on public offering.

Income Tax

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during 2008 and 2007.

Net Loss

Net loss for the years ended December 31, 2008 and December 31, 2007 was approximately $10,370,000 and $2,940,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in 2008, net loss attributable to common stockholders was approximately $10,512,000. Basic and diluted loss per common share attributable to common stockholders was $1.35 and $0.44 for the years ended December 31, 2008 and December 31, 2007, respectively.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP (Generally Accepted Accounting Principle) financial measure provided as additional information to investors. EBITDA is an alternative method for assessing our financial condition and operating results. EBITDA is not in accordance with, or a substitute for, GAAP, and may be different from or inconsistent with non-GAAP financial measures used by other companies. However, we believe that EBITDA may provide additional information with respect to our performance and ability to meet future debt service, capital expenditures and working capital requirements.

Whenever we refer to a non-GAAP financial measure we will present the most directly comparable financial measure calculated and presented in accordance with GAAP, along with a reconciliation of the differences between the non-GAAP financial measures we reference with such comparable GAAP financial measure.

The following table reconciles the GAAP measure net loss to the non-GAAP financial measure EBITDA:

	Year Ended December 31,
	2008	2007	Change	%
Net Loss	$(10,369,953)	$(2,940,136)	$7,429,817	253%
Plus:
Interest expense	323,208	38,940	284,268	730%
Depreciation and amortization	677,439	459,239	218,200	48%
Taxes	—	—	—	—

EBITDA	$(9,369,306)	$(2,441,957)	$6,927,349	(284)%

% of Revenues	-66%	-24%

For the year ended December 31, 2008, EBITDA was approximately ($9,369,000) compared to approximately ($2,442,000) in 2007. The decrease was primarily due to an increase in net operating loss in 2008 offset by an increase in interest expense as discussed above. Additionally, the increase in depreciation and amortization was primarily due to the amortization of intangibles related to the Lumificient acquisition, the full year effect of the ALS acquisition and an increase in depreciation for capital purchases in 2008. EBITDA adjusted for the restructuring and impairment charge of approximately $2,922,000, the debt extinguishment costs of approximately $628,000 and abandoned offering costs of approximately $319,000 was approximately ($5,500,000) (Adjusted EBITDA). While Adjusted EBITDA is a non-GAAP measurement, we believe that it is an important indicator of operating performance because:

•	EBITDA excludes the effects of financing and investing activities by eliminating the effects of interest and depreciation costs;

•	Management considers losses from restructuring and impairment charges and financing transactions to result from investing and financing decisions rather than ongoing operations; and

•

Other significant items, while periodically affecting our results, may vary significantly from period to period and have a disproportionate effect in a given period, which affects the comparability of results.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 we had working capital of approximately $4,363,000, including cash and cash equivalents of approximately $2,949,000, a decrease of approximately 19% compared to working capital of approximately $5,416,000, including cash and cash equivalents of approximately $170,000, at December 31, 2007. This decrease in working capital was primarily due to an increase in accounts payable of $2,314,000 and the recording of accrued severance and lease termination costs of $588,000. The increase in accounts payable reflects our use of vendor terms to finance our operations, the capital expenditures and beginning inventory costs associated with the fourth quarter launch of new products and the addition of Lumificient. The severance and lease termination costs relate to the ALS Integration with our SV Lighting division

Net cash used in operations amounted to approximately $4,042,000 for the year ended December 31, 2008. This $1,882,000 increase in net cash used in operating activities over the comparable period of 2008 is primarily due to the larger net loss in the year ended December 31, 2008 as compared to the same period of 2007. Partially offsetting this net loss was a restructuring and impairment charge of approximately $2,922,000 related to the ALS Integration, costs associated with the early extinguishment of debt of approximately $628,000 and costs associated with the abandoned public offering of approximately $319,000. Other offsets to net loss include an increase in stock-based compensation of approximately $202,000, increase in the inventory reserves of approximately $233,000 and an increase in amortization of intangibles of approximately $223,000. Offsetting the use of cash for ongoing operations was a cumulative increase in operating assets and liabilities of $847,000.

Net cash used in investing activities for the year ended December 31, 2008 was approximately $612,000 as compared to $1,596,000 provided by investing activities in the comparable period of 2007. During the year ended December 31, 2008, net cash provided by investing activities included $2,975,000 in proceeds from the sale of investments, offset by purchases of property and equipment of $843,000 and expenditures of $2,462,000 related to our acquisition of Lumificient Corporation.

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $7,433,000 as compared to $203,000 for the comparable period of 2007. The cash provided by financing activities was attributable primarily to approximately $3,500,000 from the issuance of secured promissory notes subsequently exchanged for preferred stock and warrants, $3,873,000 from the issuance of preferred stock and warrants, and proceeds of $1,998,000 from the exercise of stock warrants and employee stock options offset by the repayment of our revolving line of credit of $1,443,000.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Management anticipates that the cash and cash equivalents on hand at December 31, 2008 will be sufficient to fund our currently anticipated working capital requirements and capital expenditure requirements for the next twelve months. While the secured promissory notes issued in June 2008 and the preferred stock issued in November 2008 provided a significant amount of cash to our company, the April 30, 2008 acquisition of Lumificient consumed a significant amount of our cash balances. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. Additionally, we will opportunistically consider public or private financing transactions, which may include credit facilities, such as term loans and unsecured or secured borrowings, and the sale of equity securities. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisition. We currently do not have any commitments for additional financing and there can be no assurances such financing will be available on terms acceptable to us, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory, stock-based compensation, goodwill and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2008 and 2007.

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We performed the impairment test prescribed by SFAS 142 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition of our wholly owned subsidiary Advanced Lighting Systems, LLC. The Company obtained an independent appraisal to determine the fair value of the intangible assets and recorded an impairment charge totaling approximately $2,139,000, which is included in our consolidated statement of operations for the year ended December 31, 2008.

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility and expected lives. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, our results of operations could be materially impacted.

CONTRACTUAL OBLIGATIONS

Acquisitions

On August 3, 2007, we entered into an agreement and plan of merger with Advanced Lighting Systems, Inc., a Minnesota corporation, Advanced Lighting Systems, LLC, a Delaware limited liability company and a wholly-owned subsidiary of our company and Paul Streitz, the sole shareholder of ALS. This agreement contains provisions for (i) “earn out” payments in the form of our common stock to the sole shareholder of ALS depending upon the achievement of certain performance milestones by ALS in 2007 and 2008, and (ii) a $200,000 indemnity holdback for future claims. In 2008, we issued 25,000 shares of commons stock to the seller for achievement of the 2007 performance milestones and paid $100,000 of the indemnity holdback to the seller in cash. The 2008 performance milestones were not achieved.

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation pursuant to a stock purchase agreement by and among our company, Lumificient and the shareholders of Lumificient. This agreement contains provisions for (i) “earn out” payments in the form of our common stock to the shareholders of Lumificient depending upon the achievement of certain performance milestones by Lumificient in 2008 and 2009 and (ii) a $200,000 indemnity holdback for future claims. In 2008, we recorded a payable to related party (seller) for $497,000, consisting of stock valued at $297,000 to be issued for achievement of the 2008 performance milestones for Lumificient and a $200,000 indemnity holdback for possible future claims.

Operating Lease Obligations

On November 30, 2006, we entered into a five year operating lease agreement with EastGroup Properties, L.P., an unrelated party (Eastgroup). Pursuant to the lease, on April 1, 2007, we relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which the Company uses for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, we are required to pay our pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576.

On February 27, 2007, we entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for new corporate headquarters in Charlotte, North Carolina. We lease approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and our pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent increases annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, we leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

On September 28, 2007, ALS entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, the former president of our ALS subsidiary. This lease was terminated by mutual agreement of the parties effective February 28, 2009. Base rent under the lease was $8,815 per month for the duration of the lease. At December 31, 2008, the Company recorded a liability of $565,000 for the settlement of certain severance obligations to Mr. Streitz and termination of the lease, effective on February 28, 2009. We issued 78,000 shares of common stock to Mr. Streitz subsequent to year-end to settle the liability.

Lumificient has entered into an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. We acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, Lumificient is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease terminates on February 28, 2010.

Related Party Funding for Collection Activities

On November 18, 1999, the Company filed a lawsuit (case number CI-99-9392) (the Lawsuit) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the Wu Defendants). The Company is also pursuing litigation against certain parties related to the Wu Defendants (the Related Litigation). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, the Company was awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2008, the total amount due including estimated accrued interest was approximately $53 million. The Company believes that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. The Company may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. The Company has reached an agreement with Brett M. Kingstone, the Company’s former chairman of the board (the Participation Agreement) regarding funding for collection activities in the Lawsuit or Related Litigation (the Collection Activities). Mr. Kingstone has the option of providing personal funds (Kingstone Funds), or arranging for funds from third parties (Third Party Funds), to pursue Collection Activities. As of December 31, 2007, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone has also notified the Company that he has available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9th, 2005, the Company has agreed to pay Mr. Kingstone 50% of amounts actually received by the Company from all Collection Activities less all costs and expenses incurred from time to time by the Company in connection with the Lawsuit, the Related Litigation and the Collection Activities, which have not been recovered by the Company. To date, the Company has incurred approximately $581,000 in fees and has recovered $830,000 from Collection Activities. Of the $830,000 recovered, Mr. Kingstone has been paid a total of $263,500 pursuant to the Participation Agreement. Subsequent to year end, the Company and Mr. Kingstone terminated the Participation Agreement. Pursuant to an Assignment Agreement dated March 26, 2009 between the Company and B&M Kingstone, LLC (B&M), an affiliate of Mr. Kingstone, the Company assigned the final judgment in the Lawsuit to B&M in consideration for $50,000 and 15% of amounts actually received by B&M from Collection Activities in connection with the Lawsuit and Related Litigation, after expenses. B&M has also agreed to indemnify the Company against any liabilities arising out of Collection Activities. The obligations of B&M under the assignment agreement are guaranteed by Mr. Kingstone.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Letters of Credit

We periodically obtain guaranteed letters of credit with a financial institution to enable us to purchase inventory from overseas, primarily from vendors in China. As of December 31, 2008 we had no outstanding letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFA 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the consolidated financial statements. On October 10, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently assessing the impact FSP FAS No. 142-3 will have on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB Statement No. 128, “Earnings Per Share” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that we currently use to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company does not expect the adoption of this FSP, effective January 1, 2009, will have a material impact on the results of operations or financial position.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data.

The following financial statements are filed as part of this Annual Report on Form 10-K. This information appears in a separate section of this Annual Report on Form 10-K following the Index to Financial Statements on page F-1:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC’s) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Management conducted its evaluation of the effectiveness of the Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2008.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management has excluded Lumificient from its assessment of internal control over financial reporting as of December 31, 2008 as it was acquired by us in a purchase business combination on April 30, 2008. Lumificient is a wholly-owned subsidiary whose total assets and total revenues represent 38% and 22%, respectively, of our consolidated financial statement amounts as of, and for the year ended December 31, 2008. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference, except for Equity Compensation Plan Information which follows:

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2008, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 11 of our Notes to consolidated financial statements.

Equity Compensation Plan Information

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of common shares available for future issuance (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	878,738	$4.68	91,569
Equity compensation plans not approved by stockholders	—	$—	140,000

Totals	878,738	$4.68	231,569

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designations, Preferences and Rights of Series A Preferred Stock issued to certain accredited investors on November 12, 2008(24)

3.6	Bylaws(1)

4.1	Form of Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued on December 7, 2006(10)

4.3	Form of Common Stock Purchase Warrant issued on June 26, 2008(5)

4.4	Form of Common Stock Purchase Warrant issued on November 12, 2008(24)

10.1†*	Form of Indemnification Agreement

10.2†	1994 Stock Option Plan, as amended and restated(3)

10.3†	2003 Stock Incentive Plan(7)

10.4†	Form of Warrant Agreement between Nexxus Lighting, Inc. and the Kingstone Family Limited Partnership II(8)

10.5†	Employment Agreement between Nexxus Lighting, Inc. and Michael A. Bauer dated February 11, 2008(15)

10.6†	Offer Letter between Nexxus Lighting, Inc. and John Oakley dated June 4, 2007(17)

10.7†	Employment and Non-Competition Agreement between Advanced Lighting Systems, LLC and Paul Streitz dated September 28, 2007(18)

10.8†	Employment and Non-Competition Agreement between Lumificient Corporation and Carey Burkett dated May 1, 2008(19)

10.9†	Employment and Non-Competition Agreement between Nexxus Lighting, Inc. and Zdenko Grajcar dated May 1, 2008(19)

10.10†	Offer Letter between Nexxus Lighting, Inc. and Gary Langford dated December 30, 2008(26)

10.11†	Transition Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 9, 2005(9)

10.12†	Contingent Proceeds Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 19, 2003,(6) as amended by Transition Agreement dated September 9, 2005(9) and letter agreement dated November 25, 2008(25)

10.13	Lease for Southridge Commerce Park facility(11)

10.14	Lease for Floyd Smith Office Park facility(4)

10.15	Lease for Sauk Centre, Minnesota facility(22)

10.17	Preferred Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of November 11, 2008(24)

10.18	Form of Lock-Up Agreement dated November 12, 2008(24)

10.19	Form of Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 26, 2008(5)

Exhibit Number	Description
10.20	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.21	Form of Lock-Up Agreement dated June 26, 2008(5)

10.22	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.23	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.24	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 26, 2008(5)

10.25	Stock Purchase Agreement among Nexxus Lighting, Inc., Lumificient Corporation and the shareholders of Lumificient Corporation dated as of April 30, 2008,(19) as amended by letter agreement dated June 26, 2008(5)

10.26	Agreement and Plan of Merger among Nexxus Lighting, Inc., Advanced Lighting Systems, LLC, Advanced Lighting Systems, Inc. and Paul Streitz dated August 3, 2007(20)

10.27	Form of Common Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.28	Form of Registration Rights Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.29	Registration Rights Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998(12)

10.30	Escrow Agreement between Nexxus Lighting, Inc. and RBC Centura Bank dated as of November 30, 2006(13)

10.31	Exchange Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated March 26, 2007(14)

10.32#	Settlement and License Agreement between Nexxus Lighting, Inc. and Color Kinetics Incorporated dated December 4, 2006(16)

10.33	Lease Termination Agreement between Nexxus Lighting, Inc. and Max King Realty, Inc. dated November 29, 2006(21)

10.34*	Separation, Termination and Release Agreement between Nexxus Lighting, Inc., Paul Streitz, Streitz Properties, LLC and Advanced Lighting Systems, LLC dated March 12, 2009

10.35*	Assignment Agreement between Nexxus Lighting, Inc. and B&M Kingstone, LLC dated March 26, 2009

14.1	Code of Business Conduct and Ethics(23)

21.1	Subsidiaries of Nexxus Lighting, Inc.(22)

23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm

31.1*	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to our Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to our Definitive Proxy Statement filed April 29, 1997 (File No. 000-23590)
(3)	Incorporated by Reference to our Definitive Proxy Statement filed April 22, 1998 (File No. 000-23590)
(4)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 28, 2008
(5)	Incorporated by Reference to our Current Report on Form 8-K filed on July 2, 2008

(6)	Incorporated by Reference to our Quarterly Report on Form 10-QSB filed November 3, 2003 (File No. 000-23590)
(7)	Incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to our Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to our Current Report on Form 8-K filed on December 8, 2006
(11)	Incorporated by Reference to our Current Report on Form 8-K filed on December 5, 2006
(12)	Incorporated by Reference to our Quarterly Report on Form 10-QSB/A filed December 1, 1998 (File No. 000-23590)
(13)	Incorporated by Reference to our Registration Statement on Form S-3/A filed March 13, 2007 (File No. 333-140286)
(14)	Incorporated by Reference to our Current Report on Form 8-K filed on March 29, 2007
(15)	Incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008
(16)	Incorporated by Reference to our Annual Report on Form 10-KSB filed April 3, 2007
(17)	Incorporated by Reference to our Current Report on Form 8-K filed April 30, 2007
(18)	Incorporated by Reference to our Current Report on Form 8-K filed September 28, 2007
(19)	Incorporated by Reference to our Current Report on Form 8-K filed May 1, 2008
(20)	Incorporated by Reference to our Current Report on Form 8-K filed August 7, 2007
(21)	Incorporated by Reference to our Current Report on Form 8-K filed December 5, 2006
(22)	Incorporated by Reference to our Registration Statement on Form S-1 filed August 28, 2008 (File No. 333-153237)
(23)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004 (File No. 000-23590)
(24)	Incorporated by Reference to our Current Report on Form 8-K filed November 13, 2008
(25)	Incorporated by Reference to our Current Report on Form 8-K filed December 1, 2008
(26)	Incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009

NEXXUS LIGHTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nexxus Lighting, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Nexxus Lighting, Inc. (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Cross, Fernandez & Riley

LLP

Orlando, Florida

March 25, 2009

NEXXUS LIGHTING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,948,632	$170,266
Restricted investments	—	500,000
Investments	—	2,475,000
Trade accounts receivable, less allowance for doubtful accounts of $123,837 and $84,615	2,085,343	1,317,595
Inventories, less reserve of $729,765 and $299,465	4,300,952	3,725,883
Prepaid expenses	123,180	384,308
Other assets	37,624	32,021

Total current assets	9,495,731	8,605,073

Property and Equipment:
Machinery and equipment	3,204,222	2,421,946
Furniture and fixtures	718,387	497,143
Computers and software	992,274	870,271
Leasehold improvements	564,048	555,721
Property held under capital lease	19,112	19,112

	5,498,043	4,364,193
Accumulated depreciation and amortization	(3,484,511)	(3,006,671)

Net property and equipment	2,013,532	1,357,522

Other intangible assets, less accumulated amortization of $293,694 and $66,817	3,306,533	296,981
Goodwill	2,926,158	2,880,440
Deposits on equipment	57,306	55,899
Other assets, net	44,433	121,047

	$17,843,693	$13,316,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,422,160	$1,107,720
Accrued severance and lease termination costs	588,181	—
Accrued compensation and benefits	305,490	160,252
Current portion of payable to related party under acquisition agreement	497,242	218,250
Dividends payable	80,717	—
Current portion of deferred rent	56,702	53,832
Revolving line of credit	—	1,443,000
Deposits	65,157	205,711
Other current liabilities	117,445	—

Total current liabilities	5,133,094	3,188,765

Payable to related party under acquisition agreement, less current portion	100,000	100,000
Deferred rent, less current portion	166,172	204,516
Other liabilities	17,059	—

Total liabilities	5,416,325	3,493,281

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 3,000 shares authorized, 1,571 and none issued and outstanding	774,646	—
Common stock, $.001 par value, 25,000,000 shares authorized, 8,134,132 and 6,979,103 issued and outstanding	8,134	6,980
Additional paid-in capital	32,721,442	20,523,602
Accumulated deficit	(21,076,854)	(10,706,901)

Total stockholders’ equity	12,427,368	9,823,681

	$17,843,693	$13,316,962

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007
Revenues	$14,232,769	$10,200,349
Cost of sales	10,753,118	7,453,549

Gross profit	3,479,651	2,746,800
Operating expenses:
Selling, general and administrative	9,014,274	5,562,398
Research and development	746,836	417,661
Restructuring and impairment charge	2,922,331	—

Total operating expenses	12,683,441	5,980,059

Operating loss	(9,203,790)	(3,233,259)

Non-operating income (expense):
Interest income	62,347	295,379
Other income	41,822	36,684
Debt extinguishment costs	(628,271)	—
Abandoned offering costs	(318,853)	—
Interest expense	(323,208)	(38,940)

Total non-operating (expense) income, net	(1,166,163)	293,123

Net loss	$(10,369,953)	$(2,940,136)
Preferred stock dividends:
Amortization of the preferred stock beneficial conversion feature and preferred stock discount	(61,279)	—
Accrual of preferred stock dividends	(80,717)	—

Net loss attributable to common stockholders	$(10,511,949)	$(2,940,136)

Basic and diluted loss per common share attributable to common stockholders	$(1.35)	$(0.44)
Basic and diluted weighted average shares outstanding	7,790,708	6,751,947

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

	Preferred Stock		Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
			Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2007	—	$—	6,097,476	$6,098	483,264	$483	$19,142,231	$(7,766,765)	$11,382,047
Exercise of employee stock options	—	—	17,547	18	—	—	48,731	—	48,749
Stock-based compensation	—	—	—	—	—	—	228,585	—	228,585
Expenses associated with the sale of common stock and warrants	—	—	—	—	—	—	(124,423)	—	(124,423)
Exchange of Class B Stock	—	—	604,080	604	(483,264)	(483)	(6,262)	—	(6,141)
Stock issuance for business acquisition	—	—	260,000	260	—	—	1,234,740	—	1,235,000
Net loss	—	—	—	—	—	—	—	(2,940,136)	(2,940,136)

Balance, December 31, 2007	—	$—	6,979,103	$6,980	—	$—	$20,523,602	$(10,706,901)	$9,823,681
Exercise of employee stock options	—	—	43,465	43	—	—	188,862	—	188,905
Stock-based compensation	—	—	—	—	—	—	430,100	—	430,100
Exercise of warrants	—	—	611,564	611	—	—	1,818,362	—	1,818,973
Expenses associated with the sale of common stock and warrants	—	—	—	—	—	—	(10,000)	—	(10,000)
Issuance of preferred stock and warrants, net of issuance costs	795	360,925	—	—	—	—	3,408,562	—	3,769,487
Issuance of preferred stock and warrants for redemption of promissory notes, net of issuance costs	718	326,240					3,080,990		3,407,230
Issuance of preferred stock and warrants to placement agent	58	26,202					262,344		288,546
Amortization of preferred stock beneficial conversion feature and preferred stock discount	—	61,279	—	—	—	—	(61,279)	—	—
Accrual of dividends on preferred stock	—	—	—	—	—	—	(80,717)	—	(80,717)
Stock issuance for business acquisitions	—	—	500,000	500	—	—	2,510,563	—	2,511,063
Issuance of warrants with promissory notes	—	—	—	—	—	—	650,053	—	650,053
Net loss	—	—	—	—	—	—	—	(10,369,953)	(10,369,953)

Balance, December 31, 2008	1,571	$774,646	8,134,132	$8,134	—	$—	$32,721,442	$(21,076,854)	$12,427,368

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(10,369,953)	$(2,940,136)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	486,313	491,022
Amortization of intangible assets and other assets	191,126	(31,783)
Amortization of deferred financing costs and debt discount	187,839	—
Amortization of deferred rent	(35,474)	(40,374)
Loss on disposal of property and equipment	—	1,125
Debt extinguishment costs	628,271	—
Abandoned offering costs	318,853	—
Interest expense paid by issuance of preferred stock and warrants	92,630	—
Restructuring and impairment charge	2,922,331
Increase in inventory reserve	258,688	25,337
Bond discount amortization	—	(18,798)
Stock-based compensation	430,100	228,585
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable, net	(392,055)	31,145
(Increase) decrease in inventories	(312,268)	211,240
Decrease (increase) in prepaid expenses	261,128	(122,456)
Decrease (increase) in other assets	15,928	(6,081)
Increase (decrease) in accounts payable and related party payable	1,299,562	(168,244)
Increase in accrued compensation and benefits	115,389	35,460
(Decrease) increase in deposits	(140,554)	143,581

Total adjustments	6,327,807	779,759

Net cash used in operating activities	(4,042,146)	(2,160,377)
Cash Flows from Investing Activities:
Purchase of investments	—	(7,094,422)
Proceeds from sale of investments	2,975,000	11,109,620
Purchase of property and equipment	(842,620)	(589,147)
Acquisition of Lumificient Corporation, net of cash acquired	(2,461,934)	—
Acquisition of Advanced Lighting Systems, LLC, net of cash acquired	(115,756)	(1,818,307)
Acquisition of patents and trademarks	(166,909)	(11,621)

Net cash (used in) provided by investing activities	(612,219)	1,596,123

Cash Flows from Financing Activities:
Payments on promissory note	(9,869)	(1,157,846)
Proceeds from secured promissory notes	3,500,000	—
Net proceeds from issuance of preferred stock and warrants	3,872,633	—
Net (repayments) borrowings on revolving line of credit	(1,443,000)	1,443,000
Proceeds (expenses) from exercise of employee stock options and warrants, net	1,997,878	(75,674)
Cost incurred for abandoned offering	(318,853)	—
Deferred financing costs	(166,058)	—
Costs associated with Class B common stock conversion	—	(6,141)

Net cash provided by financing activities	7,432,731	203,339

Net Increase (Decrease) in Cash and Cash Equivalents	2,778,366	(360,915)
Cash and Cash Equivalents, beginning of period	170,266	531,181

Cash and Cash Equivalents, end of period	$2,948,632	$170,266

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$42,802	$38,940
Non-cash investing and financing activities:		`
Deferred rent incurred for leasehold improvement credit	$—	$269,160
Fair value of promissory note warrant recorded as a debt discount at issuance	597,188	—
Issuance of common stock for acquisition	2,511,063	1,235,000
Conversion of promissory notes and accrued interest to preferred stock and warrants	3,592,630	—

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. Nexxus Lighting, Inc. and its wholly owned subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation, designs, manufactures, markets and sells LED and fiber optic lighting products for use in applications in the commercial, architectural, signage, entertainment, swimming pool and OEM markets. During 2007, the Company was organized into divisions, each with a defined market focus. SV Lighting serves the commercial and architectural lighting market and derives its revenues primarily from sales of Savi® brand LED lighting systems and controls and Super Vision® fiber optic brand of products. Advanced Lighting Systems, LLC serves the entertainment, theatrical and commercial lighting market through its LiveLED™, and eLUM™ LED lighting systems and controls and Advanced Lighting Fiber Optics™ brand of products. In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision during 2008 to integrate the operations of Advanced lighting Systems, LLC with SV Lighting’s operations in Orlando, Florida in the first quarter of 2009. The Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Lumificient Corporation serves the sign, commercial, architectural and OEM lighting market primarily through its Hyperion R-Lite™ and Lumeon360™ brand of products. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Principles of consolidation – The consolidated financial statements include the accounts of Nexxus Lighting, Inc. and its wholly owed subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation (collectively, the Company). Significant inter-company accounts and transactions have been eliminated.

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. Our products typically carry a warranty that ranges from two to five years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments which include cash and cash equivalents, trade receivables, related party payables, accounts payable and accrued liabilities are valued using Level 1 inputs and are immediately available without market risk to principal. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

SFAS 157 is effective for non-financial assets for the Company’s fiscal year beginning January 1, 2009. The Company is currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.

Derivative financial instruments – The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and its related interpretations, and complies with SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS 138). SFAS 133 and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under SFAS 133 to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of the Emerging Issues Task Force Issue (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial conversion and warrant valuation – In accordance with EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

At December 31, 2007, the Company held investments in marketable securities that were classified as held-to-maturity with varying maturity dates up to one year consisting of the following:

	Net Carrying Amount	Unrecognized Holding Gains	Unrecognized Holding Losses	Estimated Fair Value
Corporate Bonds	$2,975,000	$—	$380	$2,974,620

Inventories – Inventories are stated at the lower of cost (average cost) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) and FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

As a result of a decline in sales and reforecasted expected future cash flows for the Company’s wholly owned subsidiary Advanced Lighting Systems, LLC, the Company performed the impairment test prescribed by SFAS 142 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition. The Company obtained an independent appraisal to determine the fair value of the intangible assets and recorded an impairment charge totaling $2,138,989, which is included in our consolidated statement of operations for the year ended December 31, 2008. The impairment charge is discussed further in Note 2.

No impairment charges for intangible assets were recognized during the year ended December 31, 2007.

Deferred rent – The Company accounts for certain operating leases containing predetermined fixed increases of the base rental rate during the lease term as rental expense on a straight-line basis over the lease term. The Company has recorded the difference between the amounts charged to operations and amounts payable under the leases as deferred rent in the accompanying consolidated balance sheets.

Long lived assets – The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets. The Company recognized an impairment charge of $3,123 for property and equipment and $171,611 for inventory relating to the integration of the operations of its Advanced Lighting Systems, LLC subsidiary located in Sauk Centre, Minnesota into its Orlando, Florida operating location. The integration is discussed further in Note 2. No impairment charges were recognized during the year ended December 31, 2007.

Deposits – Payments received by the Company for products to be provided in the following year are deferred and recognized as revenue in the period the products are shipped.

Shipping and handling costs – Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development – Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $359,000 and $234,000 for the years ended December 31, 2008 and 2007, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share for 2008 and 2007 because to do so would have been anti-dilutive. At December 31, 2008 and 2007, the Company had 4,912,360 and 4,220,775 potentially dilutive common shares, respectively.

Stock-based compensation – The Company accounts for stock-based compensation under the provisions of SFAS 123(R), “Share-Based Payment”, which requires the recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below in accordance with SFAS 123(R). The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. The Company then computes the expense for each group utilizing these assumptions.

	Years Ended December 31,
	2008	2007
Expected volatility	63.9% - 84.5%	69.6% - 87.2%
Weighted-average volatility	74.7%	73.7%
Risk-free interest rate	1.5% -3.3%	3.4% - 5.0%
Expected dividend yield	—%	—%
Expected life in years	2.8 - 8.7	2.9 - 9.1

Under SFAS 123(R), stock-based compensation expenses recognized in the accompanying audited statement of operations for the years ended December 31, 2008 and 2007 was $430,100 and $228,585, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2008 and 2007 to increase by $0.06 and $0.03, respectively.

Business segments – Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Major Suppliers – The Company made purchases from three major suppliers representing approximately 19%, 12% and 10% of total net purchases for the year ending December 31, 2008 compared to purchases from two major suppliers representing approximately 22% and 19% of total net purchases for the year ending December 31, 2007.

Recent accounting pronouncements – In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company believes that adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFA 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 will be applied to all other fair value measurements for which the application was deferred under FSP 157-2. The Company is currently assessing the impact SFAS 157 will have in relation to non-financial assets and liabilities on the consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently assessing the impact FSP FAS No. 142-3 will have on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB Statement No. 128, “Earnings Per Share” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that is used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company does not expect the adoption of this FSP, effective January 1, 2009, will have a material impact on the results of operations or financial position.

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

2.	ACQUISITIONS:

Advanced Lighting Systems, LLC – On September 28, 2007, Advanced Lighting Systems, Inc. (ALS), which is headquartered in Sauk Centre, Minnesota, was merged with and into the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC, a Delaware limited liability company, pursuant to an agreement dated August 3, 2007. The purchase price of $3,390,002 (including acquisition costs of $295,796, of which $0 and $6,800 were accrued at December 31, 2008 and 2007, respectively) was funded with $1,936,752 of the Company’s available cash and short-term investment balances (including $100,000 of the indemnity holdback paid in 2008) plus 260,000 shares of common stock valued at $1,235,000 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. During the year ended December 31, 2008, the Company paid $100,000 of the indemnity holdback to the seller and issued 25,000 shares of common stock to the seller, valued at $118,250, for the achievement of the 2007 revenue milestone. The purchase price includes a liability the Company recorded to related party (seller) for the remaining $100,000 indemnity holdback for possible future claims, which is included in current liabilities on the December 31, 2008 consolidated balance sheets.

This acquisition has been accounted for in accordance with SFAS 141, “Business Combinations” and, accordingly, the consolidated statements of operations include the results of ALS since the date of acquisition, September 28, 2007. The assets acquired and liabilities assumed are recorded at estimates of fair values as determined by management based on information available. The excess of the purchase price over the fair value of acquired assets and liabilities is allocated to goodwill. Management considered a number of factors, including third-party valuations or appraisals when allocating the purchase price.

The final allocation of the purchase price follows:

Cash	$1,101
Accounts receivable	117,463
Inventories	499,092
Other current assets	18,005
Property, plant and equipment	18,215
Patents	410,000
Trademark	190,000
Customer relationships	160,000
Non-competition agreement	80,000
Backlog	10,000
Goodwill	2,064,081
Other long-term assets	4,000
Accounts payable	(118,549)
Accrued expenses	(23,974)
Deposits	(39,432)

Purchase price	$3,390,002

The Company’s statements of operations includes sales and earnings of ALS incurred after the date on which the acquisition was closed, September 28, 2007. On an unaudited pro forma basis, assuming that the acquisition had occurred on January 1, 2007, the Company’s results for 2007 would have been approximately as follows:

Twelve Months Ended December 31, 2007 (unaudited)
Revenue	$12,548,000
Net loss	$2,999,000
Loss per share	$0.44

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of ALS with SV Lighting’s operations in Orlando, Florida. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third party manufacturers. The Company recorded a restructuring and impairment charge totaling $2,922,331 for the year ended December 31, 2008. This charge includes impairment of intangible assets totaling $2,138,989, employee stay bonuses and termination benefits of $22,681 that will be paid subsequent to year-end, an increase in the reserve for inventory to be scrapped or destroyed of $171,611 and the write-off of equipment and other assets of $23,550. In addition, the charge includes a $565,500 liability for the settlement of a related party office lease and certain severance obligations, which was paid by issuing 78,000 shares of common stock subsequent to December 31, 2008. In connection with this restructuring, the Company anticipates it will incur approximately $9,000 of additional stay bonuses and termination benefits in 2009.

Lumificient Corporation – On April 30, 2008, the Company acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (Lumificient). This strategic acquisition is expected to strengthen the Company’s position in the commercial and signage lighting markets. The purchase price of $5,398,974 (including acquisition costs of $303,097, of which $44,119 is included in accounts payable as of December 31, 2008) was funded with $2,508,919 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,392,813 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. The purchase price includes a liability the Company recorded in 2008 to related party

(seller) for $497,242, consisting of stock valued at $297,242 to be issued for achievement of the 2008 performance milestones for Lumificient and a $200,000 indemnity holdback for possible future claims, of which $100,000 is included in long-term liabilities.

The purchase price is subject to adjustment for stipulations in the purchase agreement, such as certain additional payments of common stock subject to the achievement of certain revenue and earnings milestones by Lumificient in 2009 and claims against the indemnity holdback.

The acquisition has been accounted for in accordance with SFAS No. 141 and the consolidated statements of operations include the results of Lumificient since the date of acquisition, April 30, 2008. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based on information available. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to goodwill. Management considered a number of factors, including third-party valuations or appraisals when allocating the purchase price. The allocation of the purchase price follows:

Cash	$46,985
Accounts receivable	375,690
Inventories	693,100
Property, plant and equipment	304,236
Patents	890,000
Trademark	880,000
Customer relationships	1,010,000
Non-competition agreement	60,000
Goodwill	2,321,066
Other long-term assets	7,000
Accounts payable	(870,118)
Accrued expenses	(174,610)
Assumed debt	(144,375)

Purchase price	$5,398,974

Our statement of operations includes sales and earnings of Lumificient incurred after the date on which the acquisition was closed, April 30, 2008. On an unaudited pro forma basis, assuming that the acquisition had occurred on January 1, 2008, the Company’s results for the periods presented would have been approximately as follows:

Twelve Months Ended December 31, 2008 (unaudited)
Revenue	$15,460,000
Net loss	$10,588,000
Net loss attributable to common stockholders	$10,730,000
Loss per share	$1.38

These pro forma amounts do not purport to show the exact results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

3.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials	$3,446,285	$2,531,852
Work in process	53,130	32,434
Finished goods	1,531,302	1,461,062

	5,030,717	4,025,348
Less reserve for obsolescence	(729,765)	(299,465)

Net inventories	$4,300,952	$3,725,883

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

At December 31, 2008, the Company had the following intangible assets:

	December 31, 2008
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,712,173	$(410,000)	$(85,139)	$1,217,034
Trademarks	918,369	—	(42,181)	876,188
Customer relationships	1,170,000	—	(87,333)	1,082,667
Non-compete agreement	140,000	(80,000)	(10,000)	50,000
Product certification and licensing costs	139,685	—	(59,041)	80,644
Backlog	10,000	—	(10,000)	—

	$4,090,227	$(490,000)	$(293,694)	$3,306,533

Intangible assets not subject to amortization:
Trademarks	$190,000	$(190,000)	$—	$—
Goodwill	4,385,147	(1,458,989)	—	2,926,158

	$4,575,147	$(1,648,989)	$—	$2,926,158

At December 31, 2007, the Company had the following intangible assets:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$336,976	$(60,107)	$276,869
Trademarks	26,822	(6,710)	20,112

	$363,798	$(66,817)	$296,981

Intangible assets not subject to amortization:
Goodwill	$2,880,440	$—	$2,880,440

As a result of a decline in sales and reforecasted expected future cash flows for the Company’s wholly owned subsidiary Advanced Lighting Systems, LLC, the Company performed the impairment test prescribed by SFAS 142 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition. The Company obtained an independent appraisal to determine the fair value of the intangible assets and recorded an impairment charge totaling $2,138,989, which is included in our consolidated statement of operations for the year ended December 31, 2008. To determine the fair value of the intangible assets, the Company used the relief from royalty method for the trademarks, an excess earnings method for the customer relationships, and an income approach method for the non-compete agreement.

Patents and trademarks are amortized using the straight-line method over their useful lives of 17 years. Amortization expense on patents was $62,068 and $66,817 during the years ended December 31, 2008 and 2007, respectively. Customer relationships are amortized using the straight-line method over their useful lives of 10 years. Amortization expense on customer relationships was $67,333 and $0 for the years ended December 31, 2008 and December 31, 2007, respectively. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications), technology licensing costs for certain fiber optic lighting products and systems and LED lighting products and systems and non-compete agreements. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with SFAS 142. Amortization expense on other intangible assets was $61,725 and $0 during 2008 and 2007, respectively.

As of December 31, 2008, amortization expense on intangible assets for the next five years and thereafter is as follows, excluding $835,538 invested in patents, trademarks or product certifications which are not yet being amortized as the patent, trademark or product certification is not complete:

	2009	2010	2011	2012	2013	Thereafter	Totals
Patents	$35,838	$35,838	$35,838	$35,838	$35,838	$219,379	$398,569
Trademarks	53,017	53,017	53,017	53,017	52,864	594,183	859,115
Product certification and licensing costs	26,060	22,838	16,474	3,723	3,107	8,442	80,644
Customer relationship	117,000	117,000	117,000	117,000	117,000	497,667	1,082,667
Non-compete agreement	15,000	15,000	15,000	5,000	—	—	50,000

Total	$246,915	$243,693	$237,329	$214,578	$208,809	$1,319,671	$2,470,995

5.	OPERATING LEASES:

On November 30, 2006, the Company entered into a five year operating lease agreement with EastGroup Properties, L.P., an unrelated party (“Eastgroup”). Pursuant to the lease, on April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which the Company uses for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,846 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on the Company’s consolidated balance sheets and is being amortized as a reduction of rent expense over the life of the lease.

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

On September 28, 2007, ALS entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, the former President of the Company’s ALS subsidiary. This operating lease commenced on September 28, 2007 for ALS’ operations facility in Sauk Centre, Minnesota. Base rent under the lease is $8,815 per month for the duration of the lease. As discussed in Note 2, for the year ended December 31, 2008, the Company recorded a liability of $565,500 for the settlement of certain severance obligations to Mr. Strietz and termination of the lease, effective on February 28, 2009. The Company issued 78,000 shares of common stock subsequent to December 31, 2008 to settle the liability.

Lumificient has entered into an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. The Company acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease terminates on February 28, 2010.

Total rent expense for the years ended December 31, 2008 and 2007 was $540,190 and $350,626, respectively.

Excluding the settlement of the ALS office lease, the future minimum payment obligations as of December 31, 2008 under the operating leases described above are as follows:

2009	$515,743
2010	459,289
2011	464,625
2012	175,045

Total future payment obligations	$1,614,702

6.	CONCENTRATION OF CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

The majority of the Company’s LED lighting products and systems are manufactured by select overseas suppliers in an effort to reduce production costs. While the Company believes alternative sources for the production of these products are available, the Company has selected these particular suppliers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price.

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

As of December 31, 2008 and 2007, the Company had approximately $9,836,000 and $6,247,000 in net operating loss carry forwards for federal and state income tax purposes, respectively, which expire between 2008 and 2028. Generally, these can be carried forward and applied against future taxable income. However, as a result of stock offerings and stock issued in connection with the acquisitions, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
Accounts receivable	$45,000	$30,000
Inventories	254,000	108,000
Accrued expenses	83,000	71,000
Depreciation	(184,000)	(193,000)
Intangible assets	50,000	63,000
Stock warrants	371,000	214,000
Other	39,000	4,000
Net operating loss carry forwards	6,462,000	3,598,000

	7,120,000	3,895,000
Valuation allowance	(7,120,000)	(3,895,000)

	$—	$—

In accordance with SFAS No. 109, “Accounting for Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $7,120,000 at December 31, 2008, an increase of approximately $3,225,000 over December 31, 2007.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2008 and 2007:

	2008		2007
	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(3,526,000)	(34.0)	$(1,000,000)	(34.0)
Deferred state tax benefit	(260,000)	(2.5)	(71,000)	(2.4)
Change in valuation allowance	3,225,000	31.1	1,140,000	38.8
Goodwill impairment	722,000	7.2	—	—
Adjustment to net operating loss carryforwards	(178,000)	(1.7)	(94,000)	(3.2)
Non-deductible expenses	17,000	(0.1)	8,000	0.2
Other, net	—	—	17,000	0.6

Income tax expense	$—	—	$—	—

8.	PROMISSORY NOTES:

On June 26, 2008, the Company entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of stockholders, all of which were accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the Notes) and 218,750 warrants (the Note Warrants) to purchase shares of the Company’s common stock. The Notes were due in December 2009 and had an effective simple interest rate of 7.0% which was payable 180 days after the closing date and every 180 days thereafter. The Notes were secured by substantially all the assets of the Company and include certain financial covenants.

The Note Warrants have an original exercise price of $7.33 per share and expire three years after the date of issuance. Note Warrants to purchase 0.0625 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement requires additional warrants to be issued for each six month period the Notes are outstanding.

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants of $597,188, which was recorded as additional paid-in capital. The discount is amortized over the life of the Notes using the effective interest method. The fair value of the Note Warrants was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 3; Estimated volatility: 66.2%; Risk-free interest rate: 2.1%; Dividend yield of 0%.

A portion of the proceeds of the Notes was used to pay off the Company’s revolving line of credit subsequent to which the lender released all restricted investments previously required by that agreement.

On November 12, 2008, the Notes were exchanged for preferred stock and warrants (Note 9). No additional warrants were or will be issued under the Notes. Pursuant to the terms in the Purchase Agreement, the exercise price of the 218,750 Note Warrants was adjusted to $6.40 to match the exercise price of the warrants issued in the preferred stock transaction. The change in exercise price was accounted for as a modification of the security resulting in an increase in the fair value of the Note Warrants of $52,865, which was expensed as debt extinguishment costs on the consolidated statements of operations. The change in fair value of the Note Warrants was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2.6; Estimated volatility: 71.5%; Risk-free interest rate: 1.4%; Dividend yield of 0%.

In addition, the Company expensed $126,410 of unamortized deferred financing costs and $448,996 of unamortized debt discount during the year-ended December 31, 2008 through debt extinguishment costs on its consolidated statements of operations.

9.	PREFERRED STOCK AND WARRANTS:

At December 31, 2008, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement with a limited number of stockholders and their affiliates, all of which were accredited investors. Pursuant to the Stock Purchase Agreement, the Company issued Series A convertible preferred stock (the Preferred Stock) and warrants in a private placement, for aggregate consideration of $7,855,776 (before issuance costs of $390,513), consisting of $3,974,600 in cash, cancellation of $3,592,630 in principal and accrued interest on the Company’s secured promissory notes (Note 8) and $288,546 as compensation for issuance costs in lieu of cash. The net proceeds are being used for working capital and general corporate purposes, including supporting the launch of new products.

The Company issued 1,513.45 units of Preferred Stock and warrants (Preferred Stock Units) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consists of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. If the Preferred Stock is not redeemed prior to six months after the closing date of the agreement, warrants to purchase up to 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock is not redeemed prior to one year after the closing date of the agreement, warrants to purchase 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock, or a portion of the Preferred Stock, is redeemed after six months but prior to one year after the closing date of the agreement, the warrants to purchase the Company’s common stock will be prorated for the time the Preferred Stock is outstanding. In total, if the Preferred Stock remains outstanding for one year, the holders of Preferred Stock will be issued warrants to purchase a total of 1,500 shares of common stock (collectively, the Preferred Warrants).

The Preferred Stock is redeemable by the Company at any time and the holders are initially entitled to cumulative dividends at the rate of 8% per annum, increasing to 10% commencing 180 days after the date of issuance and 16% commencing 360 days after the date of issuance. The dividends are payable in cash, with an initial payment date of November 1, 2009. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion rate of the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater. As of December 31, 2008, the Company had accrued $80,717 of dividends.

After considering SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”; SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities”; EITF D-98, “Classification and Measurement of Redeemable Securities”; and EITF No. 00-19, “Accounting for Derivative Financial Instruments that are Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company concluded that classification in stockholders’ equity of the Preferred Stock and Preferred Warrants was appropriate.

Preferred Stock Units Issued for Cash – The Company issued 794.92 Preferred Stock Units for cash consideration of $3,974,600. EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), as amended and interpreted by EITF No. 00-27, “Application of Issue 98-5 to Certain Convertible Securities” (EITF 00-27), requires companies to calculate an effective conversion rate which gives effect to the allocation of proceeds from the transactions to the warrants on a relative fair value basis. To allocate the proceeds based on the relative fair values of the Preferred Stock and the Preferred Warrants, the Company used a third party valuation firm to value the Preferred Stock and the Preferred Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Preferred Warrants was estimated to be $1,806,837 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $2,167,763, of which $1,806,838 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments. Issuance costs totaling $205,113 were allocated to the Preferred Stock Units issued for cash and are included in additional paid-in capital.

Preferred Stock Units Exchanged for Promissory Notes – In exchange for the cancellation of $3,500,000 in principal amount of secured promissory notes and $92,630 of accrued interest relating to the promissory notes, the Company issued 718.53 Preferred Stock Units. The fair value of the Preferred Stock Units was determined using a simulation model of discounted cash flows by a third party valuation firm and was estimated to be $5,000 per unit, for a total gross fair value of $3,592,630 on the date of issue. The third party valuation firm estimated the fair value of the Preferred Warrants to total $1,633,195. The gross fair value of the Preferred Stock totaled $1,959,435, of which $1,633,195 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. Issuance costs totaling $185,400 were allocated to the Preferred Stock Units exchanged for promissory notes and are included in additional paid-in capital.

The cancellation of the secured promissory notes and related accrued interest in exchange for Preferred Stock Units was treated as a debt extinguishment. The Company recognized a loss on the debt extinguishment totaling $628,271 (Note 8).

Preferred Stock Units Issued to the Placement Agent – The Company issued 57.71 Preferred Stock Units to the placement agent in exchange for services received. The Company estimated the fair value of the services received to be $288,546, based on the agreement with the placement agent. Using a simulation model of discounted cash flows, the fair value of the Preferred Warrants was estimated to be $131,172 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $157,374, of which $131,172 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock is redeemable by the Company at any time and is redeemable at the option of the holder if the Company raises certain amounts of capital. Although the Preferred Stock does not have a stated maturity provision, the Company believes the conversion to common stock or redemption of the Preferred Stock, is more likely than not. As a result, the Company is required to recognize as a deemed dividend, the amount by which the stated value of the preferred stock exceeds the carrying value. The deemed distribution of $7,142,409 is recorded as an accretion to the Preferred Stock in our stockholders’ equity and a charge to additional paid-in capital, as the Company has an accumulated deficit on the date of the transaction, over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. As of December 31, 2008, $61,279 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s consolidated statement of operations.

The Preferred Stock and Warrant Purchase Agreement contains certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in an immediate increase in the stated dividend rate to 16% and the right to designate one member of the Company’s Board of Directors. As of December 31, 2008, the Company is in compliance with all related financial covenants and no Event of Default has occurred.

10.	CAPITAL STOCK:

Common stock – At December 31, 2008 the Company has reserved Common Stock for issuance in relation to the following:

Employee Stock Options	589,551
Shares Subject to Warrants	4,424,509

Effective March 26, 2007, the Company redeemed all of the outstanding shares of Class B Common Stock in exchange for 604,080 shares of Class A Common Stock, or 1.25 shares of Class A Common Stock for each share of Class B Common Stock exchanged. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Shares of Class B Common Stock were automatically convertible into an equivalent number of shares of Class A Common Stock upon the sale or transfer of such shares. The transaction was effected pursuant to an Exchange Agreement between the Company and the Kingstone Family Limited Partnership II (KFLP); an entity controlled by Brett M. Kingstone, the Company’s then chairman of the board, dated March 26, 2007. Pursuant to the Exchange Agreement, KFLP exchanged 483,264 shares of the Company’s Class B Common Stock, constituting all of the issued and outstanding shares of the Company’s Class B Common Stock, for 604,080 shares of the Company’s Class A Common Stock (the Exchange). The Exchange eliminated the disparity in voting rights between the Class B Common Stock, which was entitled to five votes per share and the Class A Common Stock, which was entitled to one vote per share. Effective April 11, 2007, each share of Class A Common Stock was automatically reclassified as and converted into one share of Common Stock, $0.001 par value per share, of the Company. In addition, effective April 11, 2007 the Company’s authorized number of shares of Common Stock was increased to 25,000,000. Accordingly, all Class A Common Stock information was retroactively adjusted to reflect the conversion of Class A Common Stock to Common Stock and increase in authorized shares. Each share of Common Stock is entitled to one vote per share.

Stock warrants – The Company has 4,424,509 warrants outstanding in connection with the transactions described below and in Note 8 and Note 9.

The Company has granted a 10-year warrant (Kingstone Warrants) for 289,187 shares of Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005 and has been assigned by Mr. Kingstone to the Kingstone Family Ltd Partnership II, an entity controlled by Mr. Kingstone.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately

$9 million, and net proceeds to the Company of approximately $8,350,000 (the Private Placement). Each unit consisted of 100 shares of common stock, a warrant to purchase 60 shares of common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the Base Warrants) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the Additional Warrants). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended. All the outstanding Additional Warrants and 6,188 of the Base Warrants were exercised during the year-end December 31, 2008.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the Placement Agent Warrant) to purchase 322,870 shares of the Company’s Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement.

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

The total number of shares under the warrants is listed in the table below:

Kingstone Warrants	289,187
2006 Private Placement – Base Warrants	2,415,337
2006 Private Placement – Agent Warrants	322,870
2008 Promissory Note – Warrants	218,750
2008 Preferred Stock – Warrants	1,135,083
2008 Preferred Stock – Agent Warrants	43,282

Total Shares Subject to Warrants	4,424,509

Abandoned Public Offering – On November 13, 2008, the Company applied to the Securities and Exchange Commission (SEC) to withdraw its Registration Statement on Form S-1 filed with the SEC on August 28, 2008 relating to a proposed follow-on public offering of its common stock. No securities were sold in connection with the proposed follow-on public offering. The Company expensed offering costs relating to the abandoned follow-on public offering totaling $318,853.

11.	STOCK OPTION PLANS:

The Company adopted a stock option plan in 1994 (the 1994 Plan) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2008, options to purchase 43,205 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the 2003 Plan) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000 (subject to shareholder approval which is expected to be included in a proposal at the next annual meeting). The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2008, 402,708 shares of common stock were vested and exercisable under the 2003 Plan.

The average fair value of options granted at market during 2008 and 2007 was $4.80 and $2.91 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $125,945 and $11,575, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2008 was $1,492,123. At December 31, 2008, there were 589,551 options outstanding under both plans.

The following table summarizes activity of the stock option plans for the years ended December 31, 2008 and 2007:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2007	16,637	517,865	$3.73
Increase in options under the 2003 Plan	220,000	—
Options granted at market	(251,200)	251,200	$5.12
Options exercised	—	(17,547)	$2.79
Options forfeited or expired	162,201	(169,701)	$4.84

Balance, December 31, 2007	147,368	581,817	$4.31
Increase in options under the 2003 Plan	140,000	—
Options granted at market	(219,450)	219,450	$6.93
Options exercised	—	(43,465)	$4.49
Options forfeited or expired	163,651	(168,251)	$5.71

Balance, December 31, 2008	231,569	589,551	$4.87

Of the 589,551 options outstanding at December 31, 2008, 445,913 are vested and exercisable. At December 31, 2008, the weighted average exercise price of vested options outstanding was $4.30, the weighted average remaining contractual term (in years) was 6.54, and the aggregate intrinsic value was $1,344,709.

A summary of the non-vested shares as of December 31, 2008 and changes during the year ending December 31, 2008 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2008	160,302	$4.98
Granted	219,450	$4.80
Vested	(75,063)	$4.61
Forfeited	(161,051)	$3.70

Non-vested at December 31, 2008	143,638	$4.19

As of December 31, 2008, the total future compensation cost related to non-vested awards will be approximately $172,000, $48,000 and $12,000 for the years ending December 31, 2009, 2010, and 2011 respectively.

The total fair value of shares vested during the year was approximately $333,000.

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. The grant date weighted average fair value of performance options granted during 2008 and 2007 was $4.72 and $2.70, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to non-vested performance options since the attainment of the performance objectives were not considered probable. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2008 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2008 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	150,000	$3.60	9.11	$140,000
Granted	130,000	$5.30
Forfeited or expired	(136,750)	$4.82

Outstanding at December 31, 2007	143,250	$3.97	8.84	$160,950
Granted	100,000	$5.81
Forfeited or expired	(127,600)	$5.61
Outstanding at December 31, 2008	115,650	$3.75	7.80	$404,416

Exercisable at December 31, 2008	88,000	$3.11	7.39	$364,600

A summary of the non-vested shares that vested, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2008 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2008	75,000	$3.04
Granted	100,000	$4.72
Vested	(19,750)	$3.59
Forfeited	(127,600)	$3.91

Non-vested at December 31, 2008	27,650	$4.72

12.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2008	% of Sales	2007	% of Sales
Foreign markets:
Americas (excluding USA)	$696,662	5%	$1,237,745	12%
Europe, the Middle East and Africa	549,663	4%	1,124,156	11%
Asia Pacific	21,366	0%	505,498	5%
Japan	42,386	0%	165,980	2%

13.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. On November 1, 2008, the Company elected to cease matching contributions. Total matching contributions paid by the Company were approximately $48,000 and $46,000 for the years ended December 31, 2008 and 2007, respectively.

14.	CONTINGENCIES:

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

15.	REVOLVING LINE OF CREDIT:

In February 2006, the Company entered into a $1,200,000 revolving line of credit agreement (the Agreement). In June 2006, the Agreement was amended to increase the borrowing capacity under the line of credit to $1,600,000. The maturity date of the loan was subsequently extended to June 2008. The agreement was secured by substantially all of the assets of the Company and included certain financial covenants and a requirement for a minimum investment balance of $500,000 in accounts held at the lender. For the year ending December 31, 2007, the Company was not in compliance with certain financial covenants as required by the agreement. The lender waived these covenant violations for 2007.

As of December 31, 2007, the line of credit had an outstanding balance of $1,443,000 and an available balance of $157,000. Under the Agreement, interest accrued at LIBOR plus 1.85% per annum (7.075% at December 31, 2007) and was payable monthly. In 2008, a portion of the proceeds received from the issuance of the June 2008 promissory notes was used to pay off the line of credit, subsequent to which the lender released all restricted investments previously required by the agreement and the line of credit was closed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

Date: March 26, 2009	By:	/s/ Michael Bauer
Michael Bauer, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer
Michael Bauer – President	March 26, 2009
Chief Executive Officer / Director
(Principal Executive Officer)

/s/ Gary R. Langford	March 26, 2009
Gary R. Langford– Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Brown
Michael J. Brown – Director	March 26, 2009

/s/ Brian McCann	March 26, 2009
Brian McCann – Director

/s/ Anthony Nicolosi	March 26, 2009
Anthony Nicolosi – Director

/s/ Edgar Protiva	March 26, 2009
Edgar Protiva – Director

/s/ Fritz Zeck	March 26, 2009
Fritz Zeck – Director

/s/ Chris Richardson	March 26, 2009
Chris Richardson – Director

Item 13.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Certificate of Designations, Preferences and Rights of Series A Preferred Stock issued to certain accredited investors on November 12, 2008(24)

3.6	Bylaws(1)

4.1	Form of Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued on December 7, 2006(10)

4.3	Form of Common Stock Purchase Warrant issued on June 26, 2008(5)

4.4	Form of Common Stock Purchase Warrant issued on November 12, 2008(24)

10.1†*	Form of Indemnification Agreement

10.2†	1994 Stock Option Plan, as amended and restated(3)

10.3†	2003 Stock Incentive Plan(7)

10.4†	Form of Warrant Agreement between Nexxus Lighting, Inc. and the Kingstone Family Limited Partnership II(8)

10.5†	Employment Agreement between Nexxus Lighting, Inc. and Michael A. Bauer dated February 11, 2008(15)

10.6†	Offer Letter between Nexxus Lighting, Inc. and John Oakley dated June 4, 2007(17)

10.7†	Employment and Non-Competition Agreement between Advanced Lighting Systems, LLC and Paul Streitz dated September 28, 2007(18)

10.8†	Employment and Non-Competition Agreement between Lumificient Corporation and Carey Burkett dated May 1, 2008(19)

10.9†	Employment and Non-Competition Agreement between Nexxus Lighting, Inc. and Zdenko Grajcar dated May 1, 2008(19)

10.10†	Offer Letter between Nexxus Lighting, Inc. and Gary Langford dated December 30, 2008(26)

10.11†	Transition Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 9, 2005(9)

10.12†	Contingent Proceeds Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 19, 2003,(6) as amended by Transition Agreement dated September 9, 2005(9) and letter agreement dated November 25, 2008(25)

10.13	Lease for Southridge Commerce Park facility(11)

10.14	Lease for Floyd Smith Office Park facility(4)

10.15	Lease for Sauk Centre, Minnesota facility(22)

10.17	Preferred Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of November 11, 2008(24)

10.18	Form of Lock-Up Agreement dated November 12, 2008(24)

10.19	Form of Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 26, 2008(5)

10.20	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.21	Form of Lock-Up Agreement dated June 26, 2008(5)

Exhibit Number	Description
10.22	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)
10.23	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)
10.24	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 26, 2008(5)
10.25	Stock Purchase Agreement among Nexxus Lighting, Inc., Lumificient Corporation and the shareholders of Lumificient Corporation dated as of April 30, 2008,(19) as amended by letter agreement dated June 26, 2008(5)
10.26	Agreement and Plan of Merger among Nexxus Lighting, Inc., Advanced Lighting Systems, LLC, Advanced Lighting Systems, Inc. and Paul Streitz dated August 3, 2007(20)
10.27	Form of Common Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)
10.28	Form of Registration Rights Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)
10.29	Registration Rights Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998(12)
10.30	Escrow Agreement between Nexxus Lighting, Inc. and RBC Centura Bank dated as of November 30, 2006(13)
10.31	Exchange Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated March 26, 2007(14)
10.32#	Settlement and License Agreement between Nexxus Lighting, Inc. and Color Kinetics Incorporated dated December 4, 2006(16)
10.33	Lease Termination Agreement between Nexxus Lighting, Inc. and Max King Realty, Inc. dated November 29, 2006(21)
10.34*	Separation, Termination and Release Agreement between Nexxus Lighting, Inc., Paul Streitz, Streitz Properties, LLC and Advanced Lighting Systems, LLC dated March 12, 2009
10.35*	Assignment Agreement between Nexxus Lighting, Inc. and B&M Kingstone, LLC dated March 26, 2009
14.1	Code of Business Conduct and Ethics(23)
21.1	Subsidiaries of Nexxus Lighting, Inc.(22)
23.1*	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm
31.1*	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to our Registration Statement on Form SB-2 (File No. 33-74742)
(2)	Incorporated by Reference to our Definitive Proxy Statement filed April 29, 1997 (File No. 000-23590)
(3)	Incorporated by Reference to our Definitive Proxy Statement filed April 22, 1998 (File No. 000-23590)
(4)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 28, 2008
(5)	Incorporated by Reference to our Current Report on Form 8-K filed on July 2, 2008
(6)	Incorporated by Reference to our Quarterly Report on Form 10-QSB filed November 3, 2003 (File No. 000-23590)
(7)	Incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to our Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to our Current Report on Form 8-K filed on December 8, 2006

(11)	Incorporated by Reference to our Current Report on Form 8-K filed on December 5, 2006
(12)	Incorporated by Reference to our Quarterly Report on Form 10-QSB/A filed December 1, 1998 (File No. 000-23590)
(13)	Incorporated by Reference to our Registration Statement on Form S-3/A filed March 13, 2007 (File No. 333-140286)
(14)	Incorporated by Reference to our Current Report on Form 8-K filed on March 29, 2007
(15)	Incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008
(16)	Incorporated by Reference to our Annual Report on Form 10-KSB filed April 3, 2007
(17)	Incorporated by Reference to our Current Report on Form 8-K filed April 30, 2007
(18)	Incorporated by Reference to our Current Report on Form 8-K filed September 28, 2007
(19)	Incorporated by Reference to our Current Report on Form 8-K filed May 1, 2008
(20)	Incorporated by Reference to our Current Report on Form 8-K filed August 7, 2007
(21)	Incorporated by Reference to our Current Report on Form 8-K filed December 5, 2006
(22)	Incorporated by Reference to our Registration Statement on Form S-1 filed August 28, 2008 (File No. 333-153237)
(23)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004 (File No. 000-23590)
(24)	Incorporated by Reference to our Current Report on Form 8-K filed November 13, 2008
(25)	Incorporated by Reference to our Current Report on Form 8-K filed December 1, 2008
(26)	Incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009