Form 10-Q
period 2009-03-31
Nexxus Lighting, Inc.
filed 2009-05-15
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(704) 405-0416

(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,“ “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer   ☐         Non-accelerated filer   ☐        Smaller reporting company  ☒

(Do not check if a smaller

reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $.001 par value, outstanding on May 8, 2009: 8,345,136

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,340,558	$2,948,632
Trade accounts receivable, less allowance for doubtful accounts of $144,914 and $123,837	2,014,654	2,085,343
Inventories, less reserve of $561,936 and $729,765	4,646,074	4,300,952
Prepaid expenses	181,747	123,180
Other assets	29,252	37,624

Total current assets	8,212,285	9,495,731

Property and equipment	5,681,304	5,498,043
Accumulated depreciation and amortization	(3,598,928)	(3,484,511)

Net property and equipment	2,082,376	2,013,532

Goodwill	3,008,920	2,926,158
Other intangible assets, less accumulated amortization of $340,510 and $293,694	3,276,813	3,306,533
Deposits on equipment	6,463	57,306
Other assets, net	52,889	44,433

	$16,639,746	$17,843,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,635,883	$3,422,160
Accrued severance and lease termination costs	584,437	588,181
Accrued compensation and benefits	304,843	305,490
Current portion of payable to related party under acquisition agreement	100,000	497,242
Dividends payable	240,910	80,717
Customer deposits	20,816	65,157
Current portion of deferred rent	57,092	56,702
Other current liabilities	10,970	117,445

Total current liabilities	4,954,951	5,133,094

Deferred rent, less current portion	154,130	166,172
Payable to related party under acquisition agreement, less current portion	—	100,000
Other liabilities	13,613	17,059

Total liabilities	5,122,694	5,416,325

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 3,000 shares authorized, 1,571 issued and outstanding	898,122	774,646
Common stock, $.001 par value, 25,000,000 shares authorized, 8,244,296 and 8,134,132 issued and outstanding	8,245	8,134
Additional paid-in capital	33,090,310	32,721,442
Accumulated deficit	(22,479,625)	(21,076,854)

Total stockholders’ equity	11,517,052	12,427,368

	$16,639,746	$17,843,693

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue	$3,036,682	$3,019,234
Cost of sales	1,981,528	2,224,283

Gross profit	1,055,154	794,951

Operating Expenses:
Selling, general and administrative	2,351,752	1,914,691
Research and development	107,724	124,729

Total operating expenses	2,459,476	2,039,420

Operating Loss	(1,404,322)	(1,244,469)

Non-Operating Income (Expense):
Interest income	1,091	24,318
Interest expense	(65)	(26,169)
Other income	525	4,452

Total non-operating income, net	1,551	2,601

Net Loss	$(1,402,771)	$(1,241,868)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	(123,476)	—
Accrual of preferred stock dividends	(160,193)	—

Net loss attributable to common stockholders	$(1,686,440)	$(1,241,868)

Basic and diluted loss per common share attributable to common shareholders	$(0.21)	$(0.18)

Basic and diluted weighted average shares outstanding	8,160,032	7,029,537

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	1,571	$774,646	8,134,132	$8,134	$32,721,442	$(21,076,854)	$12,427,368
Exercise of employee stock options	—	—	41,164	42	228,654	—	228,696
Stock-based compensation	—	—	—	—	120,763	—	120,763
Exercise of warrants	—	—	10,000	10	22,290	—	22,300
Expenses associated with the issuance of preferred stock and warrants	—	—	—	—	(16,353)	—	(16,353)
Accretion of preferred stock beneficial conversion feature	—	123,476	—	—	(123,476)	—	—
Accrual of dividends on preferred stock	—	—	—	—	(160,193)	—	(160,193)
Stock issuance for business acquisition earnouts	—	—	59,000	59	297,183	—	297,242
Net loss	—	—	—	—	—	(1,402,771)	(1,402,771)

Balance, March 31, 2009	1,571	$898,122	8,244,296	$8,245	$33,090,310	$(22,479,625)	$11,517,052

See accompanying notes to unaudited condensed consolidated financial statements

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(1,402,771)	$(1,241,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,022	97,858
Amortization of intangible and other assets	62,016	8,144
Amortization of deferred rent	(11,652)	(2,097)
Loss on disposal of property and equipment	1,790	—
Increase in inventory reserve	3,782	67,042
Stock-based compensation	120,763	33,395
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	70,689	(308,143)
Inventories	(408,842)	260,588
Prepaid expenses	(58,567)	(114,354)
Other assets	(84)	24,864
Increase (decrease) in:
Accounts payable	213,723	549,790
Accrued compensation and benefits	(4,391)	108,108
Customer deposits	(44,341)	(91,524)

Total adjustments	75,908	633,671

Net cash used in operating activities	(1,326,863)	(608,197)

Cash Flows from Investing Activities:
Purchase of property and equipment	(150,813)	(182,746)
Acquisition costs and earnouts of Lumificient Corporation	(115,285)	(133,638)
Acquisition earnouts of Advanced Lighting Systems, LLC	(107,539)	—
Acquisition of patents and trademarks	(32,296)	(16,340)
Proceeds from sale of investments	—	1,600,000

Net cash (used in) provided by investing activities	(405,933)	1,267,276

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	250,996	1,832,521
Payments on promissory notes	(109,921)	—
Issuance costs of preferred stock and warrants	(16,353)	—
Net borrowings on revolving line of credit	—	(82,759)

Net cash provided by financing activities	124,722	1,749,762

Net (Decrease) Increase in Cash and Cash Equivalents	(1,608,074)	2,408,841

Cash and Cash Equivalents, beginning of period	2,948,632	170,266

Cash and Cash Equivalents, end of period	$1,340,558	$2,579,107

Supplemental Cash Flow Information:
Cash paid for interest	$—	$26,169
Non-cash Investing and Financing Activities:
Issuance of common stock for achievement of Lumificient earnouts	$297,242	$—
Accrual of dividends on preferred stock	$160,193	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3—Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.

On January 1, 2009, the Company applied FAS No. 157, “Fair Value Measurements” (FAS 157), for all non-financial assets and liabilities measured at fair value on a non-recurring basis in accordance with FASB Staff Position (FSP) FAS 157-2, “Effective Date of FAS 157” (FSP 157-2), which postponed the effective date of FAS 157 for those assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company is January 1, 2009. The application of FSP 157-2 did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with FAS 157. The requirements of FAS 157 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since no impairment trigger event occurred during the first quarter of 2009, the application of FAS 157 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under FAS 157.

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

Long lived assets – The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The Company has not recognized a liability as a result of the implementation of Interpretation 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of Interpretation 48. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share at March 31, 2009 and 2008 because to do so would have been anti-dilutive. At March 31, 2009 and 2008, the Company had 3,443,590 and 3,707,449 potentially dilutive common shares, respectively.

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

	Three Months Ended March 31,
	2009	2008
Expected volatility	71.6 – 86.0%	67.7 – 84.1%
Weighted-average volatility	83.6%	82.8%
Risk-free interest rate	1.3%	2.9%
Expected dividend	0%	0%
Expected life in years	2.8 – 8.9	2.9 – 8.9

Under SFAS 123(R), stock-based compensation expenses recognized in the accompanying unaudited statement of operations for the three months ended March 31, 2009 and 2008 was $120,763 and $33,395, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2009 and 2008 to increase by $0.01.

Business segments – Pursuant to SFAS No. 131, “Disclosure about Segments of a Business Enterprise and Related Information”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements – In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company adopted SFAS 141(R) beginning in 2009. The adoption of SFAS 141(R) will have an effect on the Company’s operating results with respect to future acquisitions, if any.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), which amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted FSP 141(R)-1 beginning in 2009. The adoption of FSP 141(R)-1 may have an effect on the Company’s operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 became applicable to all other fair value measurements for which the application was deferred under FSP 157-2. SFAS 157 did not have an impact on the Company’s assets and liabilities in the consolidated financial statements.

On October 10, 2008, the FASB issued FASB Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). The FSP clarifies the application of FASB Statement

No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP 157-3 did not have an impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 beginning in 2009. The adoption of SFAS 161 did not have an impact on the Company’s results of operations, cash flows or financial condition.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP 142-3 becomes effective for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal year 2010. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The Company is currently assessing the impact FSP No. 142-3 will have on the consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB Statement No. 128, “Earnings Per Share” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that is used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company adopted EITF 03-6-1 beginning in 2009. The adoption of EITF 03-6-1 did not have an impact on the Company’s results of operations, cash flows or financial condition.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted EITF 07-5 beginning in 2009. The adoption of EITF 07-5 did not have an impact on the Company’s results of operations, cash flows or financial condition.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) March 31, 2009	December 31, 2008
Raw materials	$3,081,553	$3,446,285
Work in process	—	53,130
Finished goods	2,126,457	1,531,302

	5,208,010	5,030,717
Less: Reserve for obsolescence	(561,936)	(729,765)

Net inventories	$4,646,074	$4,300,952

3.	Goodwill and Other Intangible Assets:

At March 31, 2009, the Company had the following intangible assets:

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,334,471	$(94,120)	$1,240,351
Trademarks	918,369	(55,394)	862,975
Customer relationships	1,170,000	(116,583)	1,053,417
Non-compete agreement	60,000	(13,750)	46,250
Product certification and licensing costs	134,483	(60,663)	73,820

	$3,617,323	$(340,510)	$3,276,813

Intangible assets not subject to amortization:
Goodwill	3,008,920	—	3,008,920

	$3,008,920	$—	$3,008,920

At December 31, 2008, the Company had the following intangible assets:

	December 31, 2008
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,712,173	$(410,000)	$(85,139)	$1,217,034
Trademarks	918,369		(42,181)	876,188
Customer relationships	1,170,000	—	(87,333)	1,082,667
Non-compete agreement	140,000	(80,000)	(10,000)	50,000
Product certification and licensing costs	139,685	—	(59,041)	80,644
Backlog	10,000	—	(10,000)	—

	$4,090,227	$(490,000)	$(293,694)	$3,306,533

Intangible assets not subject to amortization:
Trademark	$190,000	$(190,000)	$—	$—
Goodwill	4,385,147	(1,458,989)	—	2,926,158

	$4,575,147	$(1,648,989)	$—	$2,926,158

Estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2009	$246,777
2010	243,697
2011	237,325
2012	214,579
2013	208,644
Thereafter	1,319,976

$2,470,998

At March 31, 2009 and December 31, 2008, the Company had $868,168 and $835,535, respectively, of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Restructuring of Operations:

In order to reduce operating expenses and increase synergies between its business lines, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of its wholly owned subsidiary, Advanced Lighting Systems, LLC (ALS), with Nexxus’ operations in Orlando, Florida. In the first quarter of 2009, the Company closed ALS’ Sauk Centre facility and transferred production to its Orlando facility and to existing third party manufacturers. As of March 31, 2009 and December 31, 2008, the Company had accrued employee stay bonuses and termination benefits of $18,937 and $22,681, respectively. In addition, as of March 31, 2009 and December 31, 2008, the Company had accrued a $565,500 liability for the settlement of a related party office lease and certain severance obligations, which was paid by issuing 78,000 shares of common stock subsequent to March 31, 2009. In connection with this restructuring, the Company incurred approximately $9,000 of additional stay bonuses and termination benefits in 2009.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2009, options to purchase 26,050 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000 (subject to shareholder approval at the next annual meeting). The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2009, options to purchase 413,657 shares of common stock were vested and exercisable under the 2003 Plan. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2009:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2008	147,368	581,817	$4.31
Increase in options under the 2003 Plan	140,000	—
Options granted at market	(219,450)	219,450	$6.93
Options exercised	—	(43,465)	$4.49
Options forfeited or expired	163,651	(168,251)	$5.71

Balance, December 31, 2008	231,569	589,551	$4.87

Options granted at market	(137,750)	137,750	$7.31
Options exercised	—	(41,164)	$5.55
Options forfeited or expired	22,658	(22,658)	$5.29

Balance, March 31, 2009	116,477	663,479	$5.32

The weighted average fair value of options granted at market during the three months ended March 31, 2009 and 2008 was $5.45 and $4.52 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $56,494 and $11,700, respectively. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2009 and 2008 was $920,058 and $723,175, respectively.

6.	Preferred Stock and Warrants:

At March 31, 2009, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement with a limited number of stockholders and their affiliates, all of which were accredited investors. Pursuant to the Stock Purchase Agreement, the Company issued Series A convertible preferred stock (the Preferred Stock) and warrants in a private placement, for aggregate consideration of $7,855,776 (before issuance costs of $390,513), consisting of $3,974,600 in cash, cancellation of $3,592,630 in principal and accrued interest on the Company’s secured promissory notes and $288,546 as compensation for issuance costs in lieu of cash. The net proceeds are being used for working capital and general corporate purposes, including supporting the launch of new products.

The Company issued 1,513.45 units of Preferred Stock and warrants (Preferred Stock Units) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consists of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. If the Preferred Stock is not redeemed prior to six months after the closing date of the agreement, warrants to purchase up to 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock is not redeemed prior to one year after the closing date of the agreement, warrants to purchase 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock, or a portion of the Preferred Stock, is redeemed after six months but prior to one year after the closing date of the agreement, the warrants to purchase the Company’s common stock will be prorated for the time the Preferred Stock is outstanding. In total, if the Preferred Stock remains outstanding for one year, the holders of Preferred Stock will be issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the Preferred Warrants), for a total of 2,270,166 common shares under warrants.

The Preferred Stock is redeemable by the Company at any time and the holders are initially entitled to cumulative dividends at the rate of 8% per annum, increasing to 10% commencing 180 days after the date of issuance and 16% commencing 360 days after the date of issuance. The dividends are payable in cash, with an initial payment date of November 1, 2009. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion rate equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater. As of March 31, 2009, the Company had accrued $240,910 of dividends.

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

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock is redeemable by the Company at any time and a percentage is redeemable at the option of the holder if the Company raises equity capital in excess of $5,000,000. Although the Preferred Stock does not have a stated maturity provision, the Company believes the conversion to common stock or redemption of the Preferred Stock, is more likely than not. As a result, the Company is required to recognize as a deemed dividend, the amount by which the stated value of the preferred stock exceeds the carrying value. The deemed distribution of $7,142,409 is recorded as an accretion to the Preferred Stock in our stockholders’ equity and a charge to additional paid-in capital, as the Company has an accumulated deficit on the date of the transaction, over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. For the three months ended March 31, 2009, $123,476 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s consolidated statement of operations.

The Preferred Stock and Warrant Purchase Agreement contains certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in an immediate increase in the stated dividend rate to 16% and the right to designate one member of the Company’s Board of Directors. As of March 31, 2009, the Company is in compliance with all related financial covenants and no Event of Default has occurred.

7.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiaries, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation.

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, competition in each of our product areas, including price competition, dependence on suppliers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our fiber optic and LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

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

We generate revenue from selling our products into two primary markets: commercial/architectural and pool and spa. Commercial sales include applications of our fixtures, system and lamp (light bulb) products in the architectural, retail, hospitality, entertainment, signage and consumer markets. In the first quarter of 2009, we integrated the operations of our Advanced Lighting Systems subsidiary into our SV Lighting Division, creating a new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division and Lumificient subsidiary. Pool and spa sales include applications of our products in the pool, spa and water feature markets served by the Nexxus Lighting Pool and Spa Division. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We sell LED and fiber optic products into each of our two markets. Sales of LED lighting products accounted for approximately 75% and 56% of our revenue in the three months ended March 31, 2009 and 2008, respectively. Sales of fiber optic lighting products accounted for approximately 22% and 41% of our revenue in the three months ended March 31, 2009 and 2008, respectively. The balance of our revenue was derived from sales of water feature products. We believe that our LED product lines offer significant revenue growth potential domestically and internationally for both the commercial and pool and spa lighting markets. While we expect our fiber optic products to remain a significant portion of our business, we believe that the sale of our LED lighting products will continue to increase as a percentage of our total revenue and drive our growth in the future.

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

Three months ended March 31, 2009 vs. 2008

Revenue and Gross Profit

	(Unaudited) Quarter Ended March 31,
	2009	2008	Change	% Change
Revenue	$3,036,682	$3,019,234	$17,448	1%
Cost of Sales	1,981,528	2,224,283	(242,755)	(11)%

Gross Profit	$1,055,154	$794,951	$260,203	33%

Gross Margin %	35%	26%

Total revenue for the three months ended March 31, 2009 was approximately $3,037,000 as compared to approximately $3,019,000 for the three months ended March 31, 2008, an increase of approximately $18,000. Revenue benefitted from the April 30, 2008 acquisition of Lumificient Corporation (“Lumificient”), which serves the commercial and signage lighting market. Excluding the impact of sales by Lumificient of approximately $1,077,000 from our consolidated results for the three months ended March 31, 2009, revenue decreased to approximately $1,960,000.

Revenue from sales of commercial lighting products was approximately $2,020,000 in the first quarter of 2009, as compared to $1,886,000 for the same period of 2008. This increase of $134,000, or 7%, was driven by the commercial product sales of Lumificient. Excluding revenue attributable to Lumificient, our commercial product sales decreased $943,000, or 50%, in the first quarter of 2009 as compared to the same period in 2008, driven primarily by significant decreases in commercial construction activity across the US. Sales of the Company’s newly introduced Array™ LED lamps were approximately $93,000 in the first quarter of 2009.

Revenue from sales of pool and spa lighting products was approximately $1,017,000 in the first quarter of 2009, as compared to $1,133,000 for the same period of 2008. Revenue decreased $116,000, or 10%, reflecting the continued significant year over year reductions in the OEM spa / hot tub market tied to the steep drop in demand for luxury items related to the US recession.

Sales of LED products accounted for 75% and 56% of our revenue while sales of fiber optic lighting products accounted for 22% and 41% of our revenue for the quarters ended March 31, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the quarter ended March 31, 2009 was approximately $1,055,000, or 35% of revenue, as compared to approximately $795,000, or 26% of revenue, for the comparable period of 2008. Direct gross margin for the first quarter of 2009, which is revenue less material cost, decreased to approximately 54% as compared to 55% in the same period of 2008 due primarily to price pressure in our commercial lighting business.

Production costs decreased approximately $276,000 on comparable sales levels. This decrease reflects a decrease in labor costs of $117,000 as a result of the Company’s shift in production to third party manufacturers, a decrease of $167,000 resulting from higher absorption of capitalized labor and overhead in the first quarter of 2009 compared to a release of capitalized labor and overhead in the first quarter of 2008 and the consolidation of the operations of our Advanced Lighting Systems subsidiary into our SV Lighting Division. Offsetting these decreases was the addition of production costs from Lumificient in 2009.

Operating Loss

	(Unaudited) Quarter Ended March 31,
	2009	2008	Change	% Change
Gross Profit	$1,055,154	$794,951	$260,203	33%
Less operating expenses:
Selling, general & administrative	2,351,752	1,914,691	437,061	23%
Research & development	107,724	124,729	(17,005)	(14)%

Total operating expenses	2,459,476	2,039,420	420,056	21%

Operating loss	$(1,404,322)	$(1,244,469)	$(159,853)	13%

Selling, general and administrative (SG&A) expenses were approximately $2,352,000 for the quarter ended March 31, 2009 as compared to approximately $1,915,000 for the same period in 2008, an increase of approximately $437,000 or 23%. Excluding the impact of $427,000 of SG&A expenses attributable to Lumificient in the first quarter of 2009, SG&A expenses increased $10,000 or 1%.

Research and development costs were approximately $108,000 during the three months ended March 31, 2009 as compared to approximately $125,000 during the same period in 2008. This decrease of approximately $17,000, or 14%, was primarily due to a decrease in product certification costs in the first quarter of 2009 as compared to the same period of 2008.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended March 31, 2009 and 2008, respectively.

Net Loss

Net loss for the three months ended March 31, 2009 and 2008 was approximately $1,403,000 and $1,242,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $1,686,000 and $1,242,000 for the three months ended March 31, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.21 and $0.18 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

At March 31, 2009 we had working capital of approximately $3,257,000, including cash and cash equivalents of $1,341,000, a decrease of approximately 25% compared to working capital of approximately $4,363,000, including cash and cash equivalents of $2,949,000, at December 31, 2008. This decrease in working capital was primarily due to a decrease in cash and equivalents of $1,608,000, an increase in accounts payable of $214,000 and an increase in dividends payable of $160,000. These changes were partially offset by an increase in inventory of $345,000 and a decrease in the current portion of payable to related party under acquisition agreement of $397,000.

Net cash used in operations amounted to approximately $1,327,000 for the three months ended March 31, 2009. This $719,000 increase in net cash used in operating activities over the comparable period of 2008 is primarily due to a $669,000 increase in cash used to purchase inventory in the three months ended March 31, 2009 as compared to the same period of 2008. In addition, cash provided by accounts payable was $214,000 and $550,000 for the three months ended March 31, 2009 and 2008, respectively, resulting in a $336,000 increase of cash used in operating activities compared to 2008. Partially offsetting this use of cash was a $379,000 increase in cash provided by collections of accounts receivable for the three months ended March 31, 2009 as compared to the same period of 2008

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $406,000 as compared to $1,267,000 provided by investing activities in the comparable period of 2008. This decrease in cash provided by investing activities of $1,673,000 is primarily the result of proceeds from the sale of investments of $1,600,000 in the first quarter of 2008 and an increase in cash used for business acquisitions of $89,000 for the three months ended March 31, 2009 as compared to the same period in 2008.

Net cash provided by financing activities for the three months ended March 31, 2009 was approximately $125,000 as compared to net cash provided by financing activities of $1,750,000 for the comparable period of 2008. The decrease in cash provided by financing activities was mainly attributable to a $1,582,000 decrease in net proceeds received from the exercise of stock warrants and employee stock options in the three months ended March 31, 2009 as compared to the same period of 2008.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry.

Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to raise additional capital and, accordingly, we have developed a streamlined operating plan, which we intend to pursue unless and until additional capital becomes available on acceptable terms, if at all.

While the secured promissory notes issued in June 2008 and the preferred stock issued in November 2008 provided a significant amount of cash to our company, operating losses and the April 30, 2008 acquisition of Lumificient consumed a significant amount of our cash balances. In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. If we are unable to maintain adequate liquidity, future operations will need to be scaled back. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. However, in order to optimize the growth of our business, we will need to seek to raise additional debt or equity financing. As such, we are opportunistically considering public or private financing transactions, which may include credit facilities, such as term loans and unsecured or secured borrowings, and the sale of equity securities. There can be no assurances such financing will be available on terms acceptable to us, if at all. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisition. In addition, if we raise more than $5 million from the sale of equity securities, we must offer to redeem a specified percentage of our outstanding preferred stock, ranging from 30% to 100% if we raise $20 million or more.

Contractual Obligations

As of March 31, 2009, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies

As of March 31, 2009, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of March 31, 2009 there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We adopted SFAS 141(R) beginning in 2009. The adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

In April 2009, the FASB issued FASB Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1), which amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted FSP 141(R)-1 beginning in 2009. The adoption of FSP 141(R)-1 may have an effect on our operating results with respect to future acquisitions, if any.

In February 2008, the FASB issued FASB Staff Position No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (FSP 157-1). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In addition, on February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. This pronouncement was effective upon issuance. The Company has deferred the adoption of SFAS 157 with respect to all non-financial assets and liabilities in accordance with the provisions of this pronouncement. On January 1, 2009, SFAS 157 became applicable to all other fair value measurements for which the application was deferred under FSP 157-2. SFAS 157 did not have an impact on our assets and liabilities in the consolidated financial statements.

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP FAS 157-3 did not have an impact on our financial condition or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 beginning in 2009. The adoption of SFAS 161 did not have an impact on our results of operations, cash flows or financial condition.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB Statement No. 128, “Earnings Per Share” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that is used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We adopted EITF 03-6-1 beginning in 2009. The adoption of EITF 03-6-1 did not have an impact on our results of operations, cash flows or financial condition.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus regarding EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 outlines a two-step approach to evaluate the instrument’s contingent exercise provisions, if any, and to evaluate the instrument’s settlement provisions when determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. The Company adopted EITF 07-5 beginning in 2009. The adoption of EITF 07-5 did not have an impact on the Company’s results of operations, cash flows or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 4 (T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 13, 2009
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: May 13, 2009
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)