Form 10-Q
period 2009-06-30
Nexxus Lighting, Inc.
filed 2009-08-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of Common Stock, $.001 par value, outstanding on August 5, 2009: 8,584,460

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,810,591	$2,948,632
Trade accounts receivable, less allowance for doubtful accounts of $147,370 and $123,837	1,461,735	2,085,343
Inventories, less reserve of $590,775 and $729,765	4,424,110	4,300,952
Prepaid expenses	160,337	123,180
Other assets	18,174	37,624

Total current assets	9,874,947	9,495,731

Property and equipment	5,738,157	5,498,043
Accumulated depreciation and amortization	(3,743,078)	(3,484,511)

Net property and equipment	1,995,079	2,013,532

Goodwill	3,008,921	2,926,158
Other intangible assets, less accumulated amortization of $412,204 and $293,694	3,248,342	3,306,533
Deposits on equipment	6,463	57,306
Other assets, net	237,521	44,433

	$18,371,273	$17,843,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,557,508	$3,422,160
Accrued severance and lease termination costs	18,194	588,181
Accrued compensation and benefits	227,578	305,490
Current portion of payable to related party under acquisition agreement	100,000	497,242
Dividends payable	418,975	80,717
Customer deposits	5,549	65,157
Current portion of deferred rent	57,416	56,702
Other current liabilities	9,467	117,445

Total current liabilities	3,394,687	5,133,094

Promissory notes, net of debt discount	3,240,858	—
Deferred rent, less current portion	139,821	166,172
Payable to related party under acquisition agreement, less current portion	—	100,000
Other liabilities	11,313	17,059

Total liabilities	6,786,679	5,416,325

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 3,000 shares authorized, 1,571 issued and outstanding	1,042,957	774,646
Common stock, $.001 par value, 25,000,000 shares authorized, 8,522,224 and 8,134,132 issued and outstanding	8,522	8,134
Additional paid-in capital	34,569,403	32,721,442
Accumulated deficit	(24,036,288)	(21,076,854)

Total stockholders’ equity	11,584,594	12,427,368

	$18,371,273	$17,843,693

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$2,605,044	$3,844,139	$5,641,726	$6,863,373
Cost of sales	1,955,065	2,618,360	3,936,593	4,842,642

Gross profit	649,979	1,225,779	1,705,133	2,020,731

Operating Expenses:
Selling, general and administrative	2,048,494	2,420,209	4,400,244	4,334,905
Research and development	130,379	169,662	238,103	294,179

Total operating expenses	2,178,873	2,589,871	4,638,347	4,629,084

Operating Loss	(1,528,894)	(1,364,092)	(2,933,214)	(2,608,353)

Non-Operating Income (Expense):
Interest income	197	21,292	2,406	45,611
Interest expense	(27,968)	(22,670)	(28,626)	(48,840)
Other income	—	30,595	—	35,056

Total non-operating income, net	(27,771)	29,217	(26,220)	31,827

Net Loss	$(1,556,665)	$(1,334,875)	$(2,959,434)	$(2,576,526)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	(144,835)	—	(268,311)	—
Accrual of preferred stock dividends	(178,065)	—	(338,258)	—

Net loss attributable to common stockholders	$(1,879,565)	$(1,334,875)	$(3,566,003)	$(2,576,526)

Basic and diluted loss per common share attributable to common shareholders	$(0.22)	$(0.17)	$(0.43)	$(0.34)

Basic and diluted weighted average shares outstanding	8,373,995	7,919,487	8,267,605	7,474,512

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	1,571	$774,646	8,134,132	$8,134	$32,721,442	$(21,076,854)	$12,427,368
Exercise of employee stock options	—	—	63,964	64	314,438	—	314,502
Stock-based compensation	—	—	—	—	219,841	—	219,841
Exercise of warrants	—	—	166,444	166	371,003	—	371,169
Expenses associated with the issuance of preferred stock and warrants	—	—	—	—	(16,661)	—	(16,661)
Accretion of preferred stock beneficial conversion feature	—	268,311	—	—	(268,311)	—	—
Accrual of dividends on preferred stock	—	—	—	—	(338,258)	—	(338,258)
Issuance of promissory notes warrants	—	—	—	—	570,325	—	570,325
Issuance of stock to promissory notes placement agent	—	—	20,684	21	132,979	—	133,000
Stock issuance for business acquisition earnouts	—	—	59,000	59	297,183	—	297,242
Stock issuance for related party lease and severance obligation	—	—	78,000	78	565,422	—	565,500
Net loss	—	—	—	—	—	(2,959,434)	(2,959,434)

Balance, June 30, 2009	1,571	$1,042,957	8,522,224	$8,522	$34,569,403	$(24,036,288)	$11,584,594

See accompanying notes to unaudited condensed consolidated financial statements

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(2,959,434)	$(2,576,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274,016	215,875
Amortization of intangible and other assets	133,920	15,868
Amortization of debt discount and debt issuance costs	15,031	—
Amortization of deferred rent	(25,637)	(13,201)
Loss on disposal of property and equipment	1,790	—
Increase in inventory reserve	32,621	189,932
Stock-based compensation	219,841	158,088
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	623,608	(396,205)
Inventories	(215,718)	147,632
Prepaid expenses	(37,157)	(24,287)
Other assets	18,867	28,638
Increase (decrease) in:
Accounts payable	(864,654)	1,393,444
Accrued compensation and benefits	(82,399)	63,306
Customer deposits	(59,608)	(148,102)

Total adjustments	34,521	1,630,988

Net cash used in operating activities	(2,924,913)	(945,538)

Cash Flows from Investing Activities:
Purchase of property and equipment	(206,508)	(386,770)
Acquisition costs of Lumificient Corporation	(115,285)	(2,400,364)
Acquisition costs of Advanced Lighting Systems, LLC	(107,539)	(118,082)
Acquisition of patents and trademarks	(75,729)	(59,855)
Proceeds from sale of investments	—	2,874,630

Net cash used in investing activities	(505,061)	(90,441)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	685,671	1,907,863
Proceeds from promissory notes	3,800,000	3,500,000
Payments on promissory notes	(113,724)	(6,401)
Deferred financing costs	(63,353)	(169,926)
Issuance costs of preferred stock and warrants	(16,661)	—
Net payments on revolving line of credit	—	(1,443,000)

Net cash provided by financing activities	4,291,933	3,788,536

Net Increase in Cash and Cash Equivalents	861,959	2,752,557

Cash and Cash Equivalents, beginning of period	2,948,632	170,266

Cash and Cash Equivalents, end of period	$3,810,591	$2,922,823

Supplemental Cash Flow Information:
Cash paid for interest	$—	$46,182
Non-cash Investing and Financing Activities:
Fair value of warrants recorded as a debt discount	$570,325	$597,188
Issuance of common stock for achievement of Lumificient earnouts	$297,242	$—
Accrual of dividends on preferred stock	$338,258	$—
Issuance of common stock to related party for settlement of lease and severance obligations	$565,500	$—
Issuance of common stock to promissory notes placement agent	$133,000	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (Note 7). The Promissory Notes were valued using observable inputs other than quoted prices (Level 2). The Company used a third party valuation firm to value the Promissory Notes. Using a simulation model of discounted cash flows, the relative fair value of the Notes was calculated to be $3,229,675.

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

Long lived assets – The Company periodically evaluates the recoverability of its long-lived assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

Customer Deposits – Payments received by the Company for products to be provided in the following year are deferred and recognized as revenue in the period the products are shipped.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share at June 30, 2009 and 2008 because to do so would have been anti-dilutive. At June 30, 2009 and 2008, the Company had 5,306,107 and 3,970,099 potentially dilutive common shares, respectively.

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

	Six Months Ended June 30,
	2009	2008
Expected volatility	71.6 – 86.6%	66.1 – 84.5%
Weighted-average volatility	82.8%	81.1%
Risk-free interest rate	0.4 – 1.9%	1.5 – 3.3%
Expected dividend	0%	0%
Expected life in years	2.7 – 8.9	2.9 – 8.9

Under SFAS 123(R), stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended June 30, 2009 and 2008 was $99,078 and $124,611, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2009 and 2008 to increase by $0.01. Stock-based compensation expense recognized for the six months ended June 30, 2009 and 2008 was $219,841 and $158,088, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the six months ended June 30, 2009 and 2008 to increase by $0.03 and $0.01, respectively.

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

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP 157-4 is applied prospectively to all fair value measurements where appropriate. The Company adopted the provisions of FSP 157-4 effective April 1, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted SFAS 161 beginning in 2009. The adoption of SFAS 161 did not have an impact on the Company’s results of operations, cash flows or financial condition.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP 142-3 become effective on January 1, 2009. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The adoption of FSP 142-3 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 (FSP 107-1) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (APB 28-1). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP 107-1 and APB 28-1 upon issuance. The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) June 30, 2009	December 31, 2008
Raw materials	$2,815,762	$3,446,285
Work in process	—	53,130
Finished goods	2,199,123	1,531,302

	5,014,885	5,030,717
Less: Reserve for obsolescence	(590,775)	(729,765)

Net inventories	$4,424,110	$4,300,952

3.	Goodwill and Other Intangible Assets:

At June 30, 2009, the Company had the following intangible assets:

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,373,042	$(112,902)	$1,260,140
Trademarks	922,809	(68,623)	854,186
Customer relationships	1,170,000	(145,833)	1,024,167
Non-compete agreement	60,000	(17,500)	42,500
Product certification and licensing costs	134,695	(67,346)	67,349

	$3,660,546	$(412,204)	$3,248,342

Intangible assets not subject to amortization:
Goodwill	$3,008,921	$—	$3,008,921

At December 31, 2008, the Company had the following intangible assets:

	December 31, 2008
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,712,173	$(410,000)	$(85,139)	$1,217,034
Trademarks	918,369	—	(42,181)	876,188
Customer relationships	1,170,000	—	(87,333)	1,082,667
Non-compete agreement	140,000	(80,000)	(10,000)	50,000
Product certification and licensing costs	139,685	—	(59,041)	80,644
Backlog	10,000	—	(10,000)	—

	$4,090,227	$(490,000)	$(293,694)	$3,306,533

Intangible assets not subject to amortization:
Trademark	$190,000	$(190,000)	$—	$—
Goodwill	4,385,147	(1,458,989)	—	2,926,158

	$4,575,147	$(1,648,989)	$—	$2,926,158

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2009	$143,770
2010	284,487
2011	278,115
2012	255,369
2013	249,238
Thereafter	1,817,926

$3,028,905

At June 30, 2009, the Company had $219,437 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Restructuring of Operations:

In order to reduce operating expenses and increase synergies between its business lines, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of its wholly owned subsidiary, Advanced Lighting Systems, LLC (ALS), with Nexxus’ operations in Orlando, Florida. In the first quarter of 2009, the Company closed ALS’ Sauk Centre facility and transferred production to its Orlando facility and to existing third party manufacturers. As of June 30, 2009 and December 31, 2008, the Company had accrued employee stay bonuses and termination benefits of $18,194 and $22,681, respectively. In addition, as of December 31, 2008, the Company had accrued a $565,500 liability for the settlement of a related party office lease termination and certain severance obligations, which was paid by issuing 78,000 shares of common stock in April 2009. In connection with this restructuring, the Company incurred approximately $9,000 of additional stay bonuses and termination benefits in 2009.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2009, options to purchase 21,750 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2009, options to purchase 430,657 shares of common stock were vested and exercisable under the 2003 Plan. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the six months ended June 30, 2009:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2008	147,368	581,817	$4.31
Increase in options under the 2003 Plan	140,000	—
Options granted at market	(219,450)	219,450	$6.93
Options exercised	—	(43,465)	$4.49
Options forfeited or expired	163,651	(168,251)	$5.71

Balance, December 31, 2008	231,569	589,551	$4.87

Options granted at market	(216,950)	216,950	$6.90
Options exercised	—	(63,964)	$4.99
Options forfeited or expired	27,791	(29,791)	$5.65

Balance, June 30, 2009	42,410	712,746	$5.44

The weighted average fair value of options granted at market during the six months ended June 30, 2009 and 2008 was $5.07 and $5.01 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $107,796 and $87,389, respectively. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2009 and 2008 was $773,433 and $1,385,240, respectively.

6.	Preferred Stock and Warrants:

At June 30, 2009, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the Stock Purchase Agreement) with a limited number of stockholders and their affiliates, all of which were accredited investors. Pursuant to the Stock Purchase Agreement, the Company issued Series A convertible preferred stock (the Preferred Stock) and warrants in a private placement, for aggregate consideration of $7,855,776 (before issuance costs incurred in 2008 of $390,513), consisting of $3,974,600 in cash, cancellation of $3,592,630 in principal and accrued interest on the Company’s secured promissory notes and $288,546 as compensation for issuance costs in lieu of cash. The net proceeds are being used for working capital and general corporate purposes, including supporting the launch of new products.

The Company issued 1,513.45 units of Preferred Stock and warrants (Preferred Stock Units) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consists of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. Because the Preferred Stock was not redeemed prior to six months after the closing date of the transaction, warrants to purchase 375 additional shares of the Company’s common stock per unit were issued. If the Preferred Stock is not redeemed prior to one year after the closing date of the agreement, warrants to purchase 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock, or a portion of the Preferred Stock, is redeemed after six months but prior to one year after the closing date of the agreement, the warrants to purchase the Company’s common stock will be prorated for the time the Preferred Stock is outstanding. In total, if the Preferred Stock remains outstanding for one year, the holders of Preferred Stock will be issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the Preferred Warrants), for a total of 2,356,731 common shares under warrants.

The Preferred Stock is redeemable by the Company at any time and the holders are initially entitled to cumulative dividends at the rate of 8% per annum, increasing to 10% commencing 180 days after the date of issuance and 16% commencing 360 days after the date of issuance. The dividends are payable in cash, with an initial payment date of November 1, 2009. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion rate equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater. As of June 30, 2009, the Company had accrued $418,975 of dividends.

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

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock is redeemable by the Company at any time and a percentage is redeemable at the option of the holder if the Company raises equity capital in excess of $5,000,000. Although the Preferred Stock does not have a stated maturity provision, the Company believes the conversion to common stock or redemption of the Preferred Stock, is more likely than not. As a result, the Company is required to recognize as a deemed dividend, the amount by which the stated value of the preferred stock exceeds the carrying value. The deemed distribution of $7,142,409 is recorded as an accretion to the Preferred Stock in our stockholders’ equity and a charge to additional paid-in capital, as the Company has an accumulated deficit on the date of the transaction, over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. For the six months ended June 30, 2009, $268,311 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s consolidated statements of operations.

The Preferred Stock and Warrant Purchase Agreement contains certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in an immediate increase in the stated dividend rate to 16% and the right to designate one member of the Company’s Board of Directors. As of June 30, 2009, the Company is in compliance with all related financial covenants and no Event of Default has occurred.

7.	Promissory Notes and Warrants

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the Notes) and 285,000 warrants (the Note Warrants) to purchase shares of the Company’s common stock. The Notes are payable in full on January 5, 2011 and incur simple interest at the rate of 10.0% per year. The interest is payable a year after the closing date and at maturity. The Notes are secured by all of the assets of the Company.

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement requires additional warrants (the Additional Warrants) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrue ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remain outstanding for a year, 285,000 Additional Warrants will be issued. If the Notes, or a portion of the Notes, are redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued will be prorated for the time the Notes are outstanding.

The Company used a third party valuation firm to value the Notes, Note Warrants, and Additional Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Notes was calculated to be $3,229,675. The fair value of the Note Warrants and Additional Warrants was calculated to be $570,325. The fair value of the Note Warrants was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 3; Estimated volatility: 30%; Risk-free interest rate: 1.86%; Dividend yield: 0%. The fair value of the Additional Warrants was calculated using the Black-Scholes model with a probability matrix for the number of warrants issued and the vesting date of the warrants: Expected life in years: 3; Estimated volatility: 30%; Dividend yield: 0%; Risk-free interest rate: weighted average based on the time to expiration with the 5 year US Treasury bill rate of 2.86%.

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount is amortized over the life of the Notes using the effective interest method. As of June 30, 2009, $11,183 of the discount has been amortized to interest expense.

The Company incurred $196,353 of deferred financing costs which are being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. As of June 30, 2009, $3,848 of the deferred financing costs has been amortized to interest expense.

8.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

9.	Subsequent Events:

The Company has evaluated subsequent events through August 14, 2009, the date on which this Form 10-Q was filed with the Securities and Exchange Commission. No material subsequent events have occurred since June 30, 2009 that requires recognition or disclosure in these financial statements.

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

We generate revenue from selling our products into two primary markets: commercial/architectural and pool and spa. Commercial sales include applications of our fixtures, systems and lamp (light bulb) products in the architectural, retail, hospitality, entertainment, signage and consumer markets. In the first quarter of 2009, we integrated the operations of our Advanced Lighting Systems subsidiary into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division and Lumificient subsidiary. Pool and spa sales include applications of our products in the pool, spa and water feature markets served by the Nexxus Lighting Pool and Spa Division. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We sell LED and fiber optic products into each of our two markets. Sales of LED lighting products accounted for approximately 74% and 64% of our revenue in the six months ended June 30, 2009 and 2008, respectively. Sales of fiber optic lighting products accounted for approximately 21% and 33% of our revenue in the six months ended June 30, 2009 and 2008, respectively. The balance of our revenue was derived from sales of water feature products. We believe that our LED product lines offer significant revenue growth potential domestically and internationally for both the commercial and pool and spa lighting markets. While we expect our fiber optic products to remain a significant portion of our business, we believe that the sale of our LED lighting products will continue to increase as a percentage of our total revenue and drive our growth in the future.

Acquisition

On April 30, 2008, we acquired all of the outstanding capital stock of Lumificient Corporation (Lumificient), a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial/architectural and retail markets, pursuant to a stock purchase agreement, dated as of April 30, 2008, among Nexxus Lighting, Lumificient and the shareholders of Lumificient. This strategic acquisition is expected to strengthen our position in the signage lighting market and enhance our research and development capabilities.

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

Three months ended June 30, 2009 vs. 2008

Revenue and Gross Profit

	(Unaudited) Quarter Ended June 30,
	2009	2008	Change	% Change
Revenue	$2,605,044	$3,844,139	$(1,239,095)	(32.2)%
Cost of Sales	1,955,065	2,618,360	(663,295)	(25.3)%

Gross Profit	$649,979	$1,225,779	$(575,800)	(47.0)%

Gross Margin %	25.0%	32.0%

Total revenue for the three months ended June 30, 2009 was approximately $2,605,000 as compared to approximately $3,844,000 for the three months ended June 30, 2008, a decrease of approximately $1,239,000. Revenue benefitted from the April 30, 2008 acquisition of Lumificient Corporation (Lumificient), which serves the commercial and signage lighting market. Excluding revenue attributable to Lumificient from our consolidated results, revenue decreased to approximately $1,767,000 in the second quarter of 2009 compared to approximately $3,186,000 in the second quarter of 2008.

Revenue from sales of commercial lighting products decreased by $829,000, or 34%, from approximately $2,458,000 in the second quarter of 2008 to approximately $1,629,000 in the second quarter of 2009. Excluding revenue attributable to Lumificient, our commercial product sales decreased $1,009,000, or 56%, in the second quarter of 2009 as compared to the same period in 2008, driven primarily by significant decreases in commercial construction activity across the US. Sales of our newly introduced Array™ LED lamps were approximately $197,000 in the second quarter of 2009.

Revenue from sales of pool and spa lighting products was approximately $976,000 in the second quarter of 2009, as compared to $1,386,000 for the same period of 2008. Revenue decreased $410,000, or 30%, reflecting the continued significant year over year reductions in the pool and OEM spa markets tied to the steep drop in demand for luxury items related to the US recession. In addition, our distributors responded to tight market conditions by lowering inventories, further dampening our sales.

Sales of LED products accounted for 74% and 67% of our revenue while sales of fiber optic lighting products accounted for 20% and 31% of our revenue for the quarters ended June 30, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the quarter ended June 30, 2009 was approximately $650,000, or 25% of revenue, as compared to approximately $1,226,000, or 32% of revenue, for the comparable period of 2008. Direct gross margin for the second quarter of 2009, which is revenue less material cost, decreased to approximately 51% as compared to 53% in the same period of 2008, due primarily to a shift in sales to lower margin products and our decision to increase third party manufacturing where production costs are incorporated into the purchased product.

Production costs decreased approximately $139,000 on significantly lower sales volume. Excluding the impact of Lumificient, we reduced production costs by approximately $257,000 to more closely match sales activity. The reduction in production costs reflects a decrease of $232,000 due primarily to a reduction in expedited freight costs. Offsetting the decrease in freight was a net change in capitalized labor, overhead and freight of $236,000, resulting from a release of capitalized labor, overhead and freight of $119,000 in the second quarter of 2009 compared to higher absorption of capitalized labor, overhead and freight of $117,000 in the second quarter of 2008. We also recorded $118,000 higher reserve expense in the second quarter of 2008, related to physical inventory inspections as compared to the same period in 2009.

Operating Loss

	(Unaudited) Quarter Ended June 30,
	2009	2008	Change	% Change
Gross profit	$649,979	$1,225,779	$(575,800)	(47.0)%
Less operating expenses:
Selling, general & administrative	2,048,494	2,420,209	(371,715)	(15.4)%
Research & development	130,379	169,662	(39,283)	(23.2)%

Total operating expenses	2,178,873	2,589,871	(410,998)	(15.9)%

Operating loss	$(1,528,894)	$(1,364,092)	$(164,802)	(12.1)%

Selling, general and administrative (SG&A) expenses were approximately $2,048,000 for the quarter ended June 30, 2009 as compared to approximately $2,420,000 for the same period in 2008, a decrease of approximately $372,000, or 15%. SG&A expenses decreased primarily due to the first quarter consolidation of the operations of our Advanced Lighting Systems subsidiary (ALS) into our SV Lighting Division, resulting in the elimination of SG&A costs totaling $232,000 incurred in the second quarter of 2008. In addition, SG&A expenses decreased due to a reduction in marketing costs of $106,000 and a reduction in commissions expense of $88,000. Offsetting these decreases was the addition of a full quarter of SG&A from Lumificient in the second quarter of 2009.

Research and development costs were approximately $130,000 during the three months ended June 30, 2009 as compared to approximately $170,000 during the same period in 2008. This decrease of approximately $40,000, or 23%, was primarily due to lower employee costs in the second quarter of 2009 as compared to the same period of 2008.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2009 and 2008, respectively.

Net Loss

Net loss for the three months ended June 30, 2009 and 2008 was approximately $1,557,000 and $1,335,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $1,880,000 and $1,335,000 for the three months ended June 30, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.22 and $0.17 for the three months ended June 30, 2009 and 2008, respectively.

Six months ended June 30, 2009 vs. 2008

Revenue and Gross Profit

	(Unaudited) Six Months Ended June 30,
	2009	2008	Change	% Change
Revenue	$5,641,726	$6,863,373	$(1,221,647)	(17.8)%
Cost of Sales	3,936,593	4,842,642	(906,049)	(18.7)%

Gross Profit	$1,705,133	$2,020,731	$(315,598)	(15.6)%

Gross Margin %	30.2%	29.4%

Total revenue for the six months ended June 30, 2009 was approximately $5,642,000 as compared to approximately $6,863,000 for the six months ended June 30, 2008, a decrease of approximately $1,221,000. Revenue benefitted from the April 30, 2008 acquisition of Lumificient, which serves the commercial and signage lighting markets. Excluding revenue attributable to Lumificient from our consolidated results, revenue decreased to approximately $3,727,000 in the first six months of 2009 compared to approximately $6,205,000 in the same period of 2008.

Revenue from sales of commercial lighting products decreased by $696,000, or 16%, from approximately $4,344,000 in the first six months of 2008 to approximately $3,648,000 in the first six months of 2009. Excluding revenue attributable to Lumificient, our commercial product sales decreased $1,953,000, or 53%, in the first half of 2009 as compared to the same period in 2008, driven primarily by significant decreases in commercial construction activity across the US. Sales of our newly introduced Array™ LED lamps were approximately $290,000 in the six months ended June 30, 2009.

Revenue from sales of pool and spa lighting products was approximately $1,993,000 in the first half of 2009, as compared to $2,519,000 for the same period of 2008. Revenue decreased $526,000, or 21%, reflecting the continued significant year over year reductions in the pool and OEM spa markets tied to the steep drop in demand for luxury items related to the US recession.

Sales of LED products accounted for 74% and 64% of our revenue while sales of fiber optic lighting products accounted for 21% and 33% of our revenue for the six months ended June 30, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the six months ended June 30, 2009 was approximately $1,705,000, or 30% of revenue, as compared to approximately $2,021,000, or 29% of revenue, for the comparable period of 2008. Direct gross margin for the first half of 2009, which is revenue less material cost, decreased to approximately 52% as compared to 54% in the same period of 2008, due primarily to a significant drop in sales of higher margin commercial products.

Production costs decreased approximately $434,000 on lower sales volume. This reduction in production costs reflects a decrease of approximately $253,000 in expedited freight costs, a decrease in labor costs of approximately $125,000 as a result of our shift in production to third party manufacturers, and a decrease of approximately $90,000 in production costs incurred at ALS due to the consolidation of the operations of our ALS subsidiary into our SV Lighting Division. In addition, we recorded higher reserve expense in the first six months of 2008, related to physical inventory inspections as compared to the same period in 2009. Offsetting these decreases was the addition of a full six months of production costs from Lumificient in 2009.

Operating Loss

	(Unaudited) Six Months Ended June 30,
	2009	2008	Change	% Change
Gross profit	$1,705,133	$2,020,731	$(315,598)	(15.6)%
Less operating expenses:
Selling, general & administrative	4,400,244	4,334,905	65,339	1.5%
Research & development	238,103	294,179	(56,076)	(19.1)%

Total operating expenses	4,638,347	4,629,084	9,263	0.2%

Operating loss	$(2,933,214)	$(2,608,353)	$(324,861)	(12.5)%

Selling, general and administrative (SG&A) expenses were approximately $4,400,000 for the six months ended June 30, 2009 as compared to approximately $4,335,000 for the same period in 2008, an increase of approximately $65,000, or 2%. Excluding Lumificient which was acquired on April 30, 2008, our company reduced operating expenses by $407,000, including $344,000 of savings from consolidating the operations of our subsidiary, ALS, into Nexxus’ operations in March 2009.

Research and development costs were approximately $238,000 during the six months ended June 30, 2009 as compared to approximately $294,000 during the same period in 2008. This decrease of approximately $56,000, or 19%, was primarily due to lower employee and project costs in the first half of 2009 as compared to the same period of 2008.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2009 and 2008, respectively.

Net Loss

Net loss for the six months ended June 30, 2009 and 2008 was approximately $2,959,000 and $2,577,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $3,566,000 and $2,577,000 for the six months ended June 30, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.43 and $0.34 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At June 30, 2009 we had working capital of approximately $6,480,000, including cash and cash equivalents of $3,811,000, an increase of approximately 49% compared to working capital of approximately $4,363,000, including cash and cash equivalents of $2,949,000, at December 31, 2008. This increase in working capital was primarily due to an increase in cash and equivalents of $862,000, a decrease in accounts payable of $865,000, a decrease in accrued severance and lease termination costs of $570,000 and a decrease in the current portion of payable to related party under acquisition agreement of $397,000. These changes were partially offset by an increase in dividends payable of $338,000 and a decrease in accounts receivable of $624,000.

Net cash used in operations amounted to approximately $2,925,000 for the six months ended June 30, 2009, compared to $946,000 for the six months ended June 30, 2008. This $1,979,000 increase in net cash used in operating activities over the comparable period of 2008 is primarily due to a $2,258,000 increase in cash used for accounts payable in the six months ended June 30, 2009 as compared to the same period of 2008. In addition, cash used for purchases of inventory was approximately $216,000 for the six months ended June 30, 2009 compared to cash provided by inventories of approximately $147,000 over the comparable period of 2008, resulting in a $363,000 net increase of cash used for purchases of inventory compared to 2008. This inventory growth reflects our investment in new Array™ LED replacement lamps. Partially offsetting this use of cash was a $1,020,000 increase in cash provided by collections of accounts receivable for the six months ended June 30, 2009 as compared to the same period of 2008.

Net cash used in investing activities for the six months ended June 30, 2009 was approximately $505,000 as compared to approximately $90,000 in the same period of 2008. This increase in cash used in investing activities of $415,000 is primarily the result of proceeds from the sale of investments of $2,875,000 in the first six months of 2008, offset by a decrease in cash used for acquisition costs and earnouts of $2,296,000 and a decrease in cash used for purchases of property and equipment of $180,000 for the six months ended June 30, 2009 as compared to the same period in 2008

Net cash provided by financing activities for the six months ended June 30, 2009 was approximately $4,292,000 as compared to net cash provided by financing activities of $3,789,000 for the comparable period of 2008. Cash provided by financing activities increased $503,000 in the six months ended June 30, 2009 as we used $1,443,000 during the six months ended June 30, 2008 to extinguish our line of credit. In addition, cash provided by proceeds from promissory notes was $3,800,000 for the six months ended June 30, 2009 compared to $3,500,000 over the comparable period of 2008, resulting in a $300,000 increase compared to 2008. These increases were partially offset by a decrease in the proceeds from the exercise of employee stock options and warrants of $1,222,000 in the six months ended June 30, 2009 as compared to the same period of 2008.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry.

Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to raise additional capital and, accordingly, we have developed a streamlined operating plan, which we intend to pursue unless and until additional capital becomes available on acceptable terms, if at all. Expectations of future cash needs and cash flows are subject to substantial uncertainty.

While the secured promissory notes issued in June 2009 and the preferred stock issued in November 2008 provided a significant amount of cash to our company, operating losses and the April 30, 2008 acquisition of Lumificient consumed a significant amount of our cash balances. In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. If we are unable to maintain adequate liquidity, future operations will need to be scaled back. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. However, in order to optimize the growth of our business, we will need to seek to raise additional debt or equity capital. As such, we are opportunistically considering public or private financing transactions, which may include credit facilities, such as term loans and unsecured or secured borrowings, and the sale of equity securities. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs as well as funding the cash requirements of any potential strategic acquisition. In addition, if we raise more than $5 million from the sale of equity securities, we must offer to redeem a specified percentage of our outstanding preferred stock, ranging from 30% to 100% if we raise $20 million or more.

Contractual Obligations

As of June 30, 2009, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the Note and Warrant Purchase Agreement described below.

On June 18, 2009, we entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, we sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the Notes) and 285,000 warrants (the Note Warrants) to purchase shares of our common stock. The Notes are payable in full on January 5, 2011 and incur simple interest at the rate of 10.0% per year. The interest is payable a year after the closing date and at maturity. The Notes are secured by all of our assets.

Critical Accounting Policies

As of June 30, 2009, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of June 30, 2009, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (the FASB) issued Statement 141(R), “Business Combinations” (SFAS 141(R)), which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We adopted SFAS 141(R) beginning in 2009. The adoption of SFAS 141(R) will have an effect on our operating results with respect to future acquisitions, if any.

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

On October 10, 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued. The provisions of FSP 157-3 did not have an impact on our financial condition or results of operations.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP 157-4 is applied prospectively to all fair value measurements where appropriate. We adopted the provisions of FSP 157-4 effective April 1, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. We adopted SFAS 161 beginning in 2009. The adoption of SFAS 161 did not have an impact on our results of operations, cash flows or financial condition.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. This FSP also adds certain disclosures to those already prescribed in SFAS 142. FSP 142-3 became effective on January 1, 2009. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The adoption of FSP 142-3 did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The FSP concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities under FASB Statement No. 128, “Earnings Per Share” and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that is used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. We adopted EITF 03-6-1 beginning in 2009. The adoption of EITF 03-6-1 did not have an impact on our results of operations, cash flows or financial condition.

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

In April 2009, the FASB issued Staff Position No. SFAS 107-1 (FSP 107-1) and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (APB 28-1). FSP 107-1 and APB 28-1 amend FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also amend Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 and APB 28-1 upon issuance. The adoption did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (FAS 165). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have an impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

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

Item 4.	Submission of Mattes to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2009, the following proposals were submitted to stockholders with the following results:

1.	Election of seven directors to serve until their terms expire at the annual meeting of stockholders to be held in 2010, or their earlier retirement, resignation or removal:

Nominee	Votes in Favor	Votes Withheld
Michael A. Bauer	4,687,204	14,428
Edgar Protiva	4,688,663	12,969
Brian McCann	4,627,628	74,004
Fritz Zeck	4,688,663	12,969
Anthony Nicolosi	4,678,235	23,397
Michael J. Brown	4,697,632	4,000
Chris Richardson	4,688,663	12,969

2.	Ratification of the selection of Cross, Fernandez & Riley, LLP as our independent registered public accounting firm for the year ending December 31, 2009:

Number of Shares
For	4,671,332
Against	29,300
Abstain	1,000

3.	Approval of an amendment to the 2003 Stock Incentive Plan to increase the number of shares of common stock available for issuance thereunder from 670,000 to 810,000 shares:

Number of Shares
For	4,627,827
Against	65,605
Abstain	8,200

No other matters were voted upon at the meeting.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: August 14, 2009
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: August 14, 2009
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)