Form 10-Q
period 2009-09-30
Nexxus Lighting, Inc.
filed 2009-11-09
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of Common Stock, $.001 par value, outstanding on November 4, 2009: 8,758,509

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited) September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$2,307,289	$2,948,632
Trade accounts receivable, less allowance for doubtful accounts of $135,834 and $123,837	1,626,454	2,085,343
Inventories, less reserve of $694,263 and $729,765	5,278,367	4,300,952
Prepaid expenses	173,597	123,180
Other assets	20,211	37,624

Total current assets	9,405,918	9,495,731

Property and equipment	5,760,337	5,498,043
Accumulated depreciation and amortization	(3,882,438)	(3,484,511)

Net property and equipment	1,877,899	2,013,532

Goodwill	3,008,921	2,926,158
Other intangible assets, less accumulated amortization of $484,925 and $293,694	3,220,424	3,306,533
Deposits on equipment	8,291	57,306
Other assets, net	275,591	44,433

	$17,797,044	$17,843,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,070,852	$3,422,160
Accrued severance and lease termination costs	17,357	588,181
Accrued compensation and benefits	321,518	305,490
Current portion of payable to related party under acquisition agreement	100,000	497,242
Dividends payable	615,369	80,717
Customer deposits	5,493	65,157
Current portion of deferred rent	57,740	56,702
Other current liabilities	9,117	117,445

Total current liabilities	4,197,446	5,133,094

Promissory notes, net of debt discount	1,935,508	—
Promissory notes to related parties, net of debt discount	1,401,118	—
Deferred rent, less current portion	126,524	166,172
Payable to related party under acquisition agreement, less current portion	—	100,000
Other liabilities	—	17,059

Total liabilities	7,660,596	5,416,325

Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 3,000 shares authorized, 1,571 issued and outstanding	1,213,091	774,646
Common stock, $.001 par value, 25,000,000 shares authorized, 8,758,509 and 8,134,132 issued and outstanding	8,759	8,134
Additional paid-in capital	34,438,513	32,721,442
Accumulated deficit	(25,523,915)	(21,076,854)

Total stockholders’ equity	10,136,448	12,427,368

	$17,797,044	$17,843,693

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$2,894,133	$3,883,914	$8,535,859	$10,733,436
Cost of sales	2,057,329	2,829,641	5,993,922	7,630,450

Gross profit	836,804	1,054,273	2,541,937	3,102,986

Operating Expenses:
Selling, general and administrative	1,941,270	2,089,841	6,341,516	6,462,189
Research and development	170,398	218,643	408,501	503,733

Total operating expenses	2,111,668	2,308,484	6,750,017	6,965,922

Operating Loss	(1,274,864)	(1,254,211)	(4,208,080)	(3,862,936)

Non-Operating Income (Expense):
Interest income	74	6,597	1,887	52,208
Interest expense	(212,835)	(189,426)	(240,868)	(238,266)
Other income	—	5,164	—	40,220

Total non-operating expense, net	(212,761)	(177,665)	(238,981)	(145,838)

Net Loss	$(1,487,625)	$(1,431,876)	$(4,447,061)	$(4,008,774)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	(170,134)	—	(438,445)	—
Accrual of preferred stock dividends	(196,394)	—	(534,652)	—

Net loss attributable to common stockholders	$(1,854,153)	$(1,431,876)	$(5,420,158)	$(4,008,774)

Basic and diluted loss per common share attributable to common shareholders	$(0.22)	$(0.18)	$(0.65)	$(0.52)

Basic and diluted weighted average shares outstanding	8,615,585	8,088,089	8,384,873	7,680,529

See accompanying notes to unaudited condensed consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2008	1,571	$774,646	8,134,132	$8,134	$32,721,442	$(21,076,854)	$12,427,368

Exercise of employee stock options	—	—	66,397	67	319,645	—	319,712

Stock-based compensation	—	—	—	—	293,380	—	293,380

Exercise of warrants	—	—	400,296	400	536,969	—	537,369

Expenses associated with the issuance of preferred stock and warrants	—	—	—	—	(25,735)	—	(25,735)

Accretion of preferred stock beneficial conversion feature	—	438,445	—	—	(438,445)	—	—

Accrual of dividends on preferred stock	—	—	—	—	(534,652)	—	(534,652)

Issuance of promissory notes warrants	—	—	—	—	570,325	—	570,325
Issuance of stock to promissory notes placement agent	—	—	20,684	21	132,979	—	133,000
Stock issuance for business acquisition earnouts	—	—	59,000	59	297,183	—	297,242
Stock issuance for related party lease and severance obligation	—	—	78,000	78	565,422	—	565,500

Net loss	—	—	—	—	—	(4,447,061)	(4,447,061)

Balance, September 30, 2009	1,571	$1,213,091	8,758,509	$8,759	$34,438,513	$(25,523,915)	$10,136,448

See accompanying notes to unaudited condensed consolidated financial statements

Nexxus Lighting, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(4,447,061)	$(4,008,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	413,376	337,499
Amortization of intangible and other assets	206,641	42,894
Amortization of debt discount and debt issuance costs	131,705	131,285
Amortization of deferred rent	(38,610)	(26,925)
Increase in inventory reserve	136,109	163,534
Stock-based compensation	293,380	297,253
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	458,889	(292,460)
Inventories	(1,173,463)	(108,151)
Prepaid expenses	(50,417)	(172,101)
Other assets	15,601	46,489
Increase (decrease) in:
Accounts payable	(351,308)	1,311,349
Accrued compensation and benefits	10,704	166,746
Customer deposits	(59,664)	(165,938)

Total adjustments	(7,057)	1,731,474

Net cash used in operating activities	(4,454,118)	(2,277,300)

Cash Flows from Investing Activities:
Purchase of property and equipment	(228,726)	(570,178)
Acquisition costs and earnouts of Lumificient Corporation, net of cash acquired	(115,285)	(2,512,674)
Acquisition earnouts of Advanced Lighting Systems, LLC, net of cash acquired	(107,539)	(102,380)
Trademark and patent development costs	(120,532)	(112,016)
Proceeds from sale of investments	—	2,875,000

Net cash used in investing activities	(572,082)	(422,248)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	857,081	1,922,453
Proceeds from promissory notes	3,800,000	3,500,000
Payments on promissory notes	(116,419)	(4,080)
Deferred financing costs	(64,205)	(179,509)
Fees related to follow-on equity offering	(65,865)	(153,553)
Issuance cost of preferred stock and warrants	(25,735)	—
Net payments on revolving line of credit	—	(1,443,000)

Net cash provided by financing activities	4,384,857	3,642,311

Net (Decrease) Increase in Cash and Cash Equivalents	(641,343)	942,763

Cash and Cash Equivalents, beginning of period	2,948,632	170,266

Cash and Cash Equivalents, end of period	$2,307,289	$1,113,029

Supplemental Cash Flow Information:
Cash paid for interest	$—	$46,182
Non-cash Investing and Financing Activities:
Fair value of warrants recorded as a debt discount	$570,325	$597,188
Issuance of common stock for acquisitions	$297,242	$2,392,813
Accrual of dividends on preferred stock	$534,652	$—
Issuance of common stock to related party for settlement of lease and severance obligations	$565,500	$—
Issuance of common stock to promissory notes placement agent	$133,000	$—

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2009 or for any future period.

1.	Summary of Significant Accounting Policies

FASB Codification – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Financial instruments – In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $2,307,289 at September 30, 2009. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (Note 7). The promissory notes issued pursuant to the Note and Warrant Purchase Agreement were valued using observable inputs other than quoted prices (Level 2). The Company used a third party valuation firm to value the promissory notes. Using a simulation model of discounted cash flows, the relative fair value of the promissory notes was calculated to be $3,229,675.

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The application did not have an impact on the Company’s financial position or results of operations. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. In a business combination, the non-financial assets and liabilities of the acquired company would be measured at fair value in accordance with ASC 820. The requirements of ASC 820 include using an exit price based on an orderly transaction between market participants at the measurement date assuming the highest and best use of the asset by market participants. The Company would use a market, income or cost approach valuation technique to perform the valuations. Since the Company performs its annual impairment analyses of goodwill and indefinite-lived intangible assets in the fourth quarter of each year and since no impairment trigger event occurred during the first quarter of 2009, the application of ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position or results of operations. However, there may be an impact during 2009 on the Company’s financial position and results of operations when the Company performs an impairment analysis of goodwill and indefinite-lived intangible assets due to the difference in fair value methodology required under ASC 820.

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of ASC 815. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial conversion and warrant valuation – In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

Inventories – Inventories, excluding inventories at Lumificient Corporation, are stated at the lower of cost (average cost) or market. Inventories at Lumificient Corporation are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB ASC 350 “Intangibles – Goodwill and Other” and FASB ASC 360 “Property, Plant, and Equipment”.

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

Long lived assets – The Company periodically evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360, “Property, Plant, and Equipment”, based on expected undiscounted cash flows and will recognize impairment of the carrying value of long-lived assets, if any is indicated, based on the fair value of such assets.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options and warrants were not included in the computation of loss per share at September 30, 2009 and 2008 because to do so would have been anti-dilutive. At September 30, 2009 and 2008, the Company had 3,005,316 and 4,002,028 potentially dilutive common shares, respectively.

Stock-based compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Compensation – Stock Compensation” (ASC 718), which requires the recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below in accordance with ASC 718.

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

	Nine Months Ended September 30,
	2009	2008
Expected volatility	69.3 – 86.6%	63.9 – 84.5%
Weighted-average volatility	81.7%	74.8%
Risk-free interest rate	0.4 – 1.9%	1.5 – 3.3%
Expected dividend	0%	0%
Expected life in years	3.2 – 8.9	2.9 – 8.9

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended September 30, 2009 and 2008 was $73,539 and $139,245, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2009 and 2008 to increase by $0.01 and $0.02, respectively. Stock-based compensation expense recognized for the nine months ended September 30, 2009 and 2008 was $293,380 and $297,253, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 to increase by $0.03 and $0.04, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Recent accounting pronouncements – In June 2008, the FASB concluded that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and should be included in the computation of earnings per share under the two-class method. The two-class method is an earnings allocation formula that is used to determine earnings per share for each class of common stock according to dividends declared and participation rights in undistributed earnings. The Company adopted the new guidance beginning in 2009. The adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In April 2008, the FASB amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and added certain disclosures to those already prescribed, which became effective on January 1, 2009. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. The adoption of the new requirements did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for our Company on January 1, 2009, and are being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance resulted in a change in our accounting policy effective January 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements, and the impact it will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30, 2009	December 31, 2008
Raw materials	$3,505,060	$3,446,285
Work in process	—	53,130
Finished goods	2,467,570	1,531,302

	5,972,630	5,030,717
Less: Reserve for obsolescence	(694,263)	(729,765)

Net inventories	$5,278,367	$4,300,952

3.	Goodwill and Other Intangible Assets:

At September 30, 2009, the Company had the following intangible assets:

	September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,410,199	$(132,324)	$1,277,875
Trademarks	923,655	(81,889)	841,766
Customer relationships	1,170,000	(175,084)	994,916
Non-compete agreement	60,000	(21,249)	38,751
Product certification and licensing costs	141,495	(74,379)	67,116

	$3,705,349	$(484,925)	$3,220,424

Intangible assets not subject to amortization:
Goodwill	$3,008,921	—	$3,008,921

At December 31, 2008, the Company had the following intangible assets:

	December 31, 2008
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,712,173	$(410,000)	$(85,139)	$1,217,034
Trademarks	918,369	—	(42,181)	876,188
Customer relationships	1,170,000	—	(87,333)	1,082,667
Non-compete agreement	140,000	(80,000)	(10,000)	50,000
Product certification and licensing costs	139,685	—	(59,041)	80,644
Backlog	10,000	—	(10,000)	—

	$4,090,227	$(490,000)	$(293,694)	$3,306,533

Intangible assets not subject to amortization:
Trademark	$190,000	$(190,000)	$—	$—
Goodwill	4,385,147	(1,458,989)	—	2,926,158

	$4,575,147	$(1,648,989)	$—	$2,926,158

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2009	$72,172
2010	288,027
2011	281,655
2012	257,964
2013	250,868
Thereafter	1,834,118

$2,984,804

At September 30, 2009, the Company had $235,620 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Restructuring of Operations:

In order to reduce operating expenses and increase synergies between its business lines, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of its wholly owned subsidiary, Advanced Lighting Systems, LLC (ALS), with Nexxus’ operations in Orlando, Florida. In the first quarter of 2009, the Company closed ALS’ Sauk Centre facility and transferred production to its Orlando facility and to existing third party manufacturers. As of September 30, 2009 and December 31, 2008, the Company had accrued employee stay bonuses and termination benefits of $16,702 and $22,681, respectively. In addition, as of December 31, 2008, the Company had accrued a $565,500 liability for the settlement of a related party office lease termination and certain severance obligations, which was paid by issuing 78,000 shares of common stock in April 2009. In connection with this restructuring, the Company incurred approximately $9,000 of additional stay bonuses and termination benefits in 2009.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2009, options to purchase 21,750 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During the second quarter of 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2009, options to purchase 437,156 shares of common stock were vested and exercisable under the 2003 Plan. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2009:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2008	147,368	581,817	$4.31
Increase in options under the 2003 Plan	140,000	—
Options granted at market	(219,450)	219,450	6.93
Options exercised	—	(43,465)	4.49
Options forfeited or expired	163,651	(168,251)	5.71

Balance, December 31, 2008	231,569	589,551	$4.87

Options granted at market	(237,950)	237,950	6.81
Options exercised	—	(66,397)	4.96
Options forfeited or expired	61,209	(63,209)	6.15

Balance, September 30, 2009	54,828	697,895	$5.42

The weighted average fair value of options granted at market during the nine months ended September 30, 2009 and 2008 was $4.87 and $4.82 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $112,570 and $101,907, respectively. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2009 and 2008 was $610,895 and $1,507,135, respectively.

6.	Preferred Stock and Warrants:

At September 30, 2009, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

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

The Company issued 1,513.44 units of Preferred Stock and warrants (Preferred Stock Units) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consists of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. Because the Preferred Stock was not redeemed prior to six months after the closing date of the transaction, warrants to purchase 375 additional shares of the Company’s common stock per unit were issued. If the Preferred Stock is not redeemed prior to one year after the closing date of the agreement, warrants to purchase 375 additional shares of the Company’s common stock per unit will be issued. If the Preferred Stock, or a portion of the Preferred Stock, is redeemed after six months but prior to one year after the closing date of the agreement, the warrants to purchase the Company’s common stock will be prorated for the time the Preferred Stock is outstanding. In total, if the Preferred Stock remains outstanding for one year, the holders of Preferred Stock will be issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the Preferred Warrants), for a total of 2,356,731 common shares under warrants.

The Preferred Stock is redeemable by the Company at any time and the holders are initially entitled to cumulative dividends at the rate of 8% per annum, increasing to 10% commencing 180 days after the date of issuance and 16% commencing 360 days after the date of issuance. The dividends are payable in cash, with an initial payment date of November 1, 2009. At the option of the holder, the preferred stock is convertible at any time commencing four years after issuance into shares of common stock at a conversion rate equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater. As of September 30, 2009, the Company had accrued $615,369 of dividends.

On October 29, 2009, the Company entered into an agreement (the Exchange Agreement) with the holders of the Preferred Stock (Note 9). Pursuant to the Exchange Agreement, the holders of the Preferred Stock waived receipt of dividend payments on the Preferred Stock and dividends in excess of 10% per annum until the earlier of the Exchange Date (as such term is defined in the Exchange Agreement), the termination of a Qualified Public Offering (as such term is defined in the Exchange Agreement), or May 1, 2010.

Preferred Stock Units Issued for Cash – The Company issued 794.92 Preferred Stock Units for cash consideration of $3,974,600. The Company calculated an effective conversion rate which gives effect to the allocation of proceeds from the transactions to the warrants on a relative fair value basis. To allocate the proceeds based on the relative fair values of the Preferred Stock and the Preferred Warrants, the Company used a third party valuation firm to value the Preferred Stock and the Preferred Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Preferred Warrants was estimated to be $1,806,837 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $2,167,763, of which $1,806,838 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments.

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

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock is redeemable by the Company at any time and a percentage is redeemable at the option of the holder if the Company raises equity capital in excess of $5,000,000. Although the Preferred Stock does not have a stated maturity provision, the Company believes the conversion to common stock or redemption of the Preferred Stock, is more likely than not. As a result, the Company is required to recognize as a deemed dividend, the amount by which the stated value of the preferred stock exceeds the carrying value. The deemed distribution of $7,142,409 is recorded as an accretion to the Preferred Stock in our stockholders’ equity and a charge to additional paid-in capital, as the Company has an accumulated deficit on the date of the transaction, over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. For the nine months ended September 30, 2009, $438,445 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s consolidated statements of operations.

The Preferred Stock and Warrant Purchase Agreement contains certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in an immediate increase in the stated dividend rate to 16% and the right to designate one member of the Company’s Board of Directors. As of September 30, 2009, the Company was not in compliance with certain related financial covenants as required by the agreement. The preferred stockholders waived these covenant violations for the quarter ended September 30, 2009.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount is amortized over the life of the Notes using the effective interest method. As of September 30, 2009, $97,981 of the discount has been amortized to interest expense.

The Company incurred $196,353 of deferred financing costs which are being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. As of September 30, 2009, $33,724 of the deferred financing costs has been amortized to interest expense.

The holders of the Notes include certain directors or entities affiliated with them. Patrick Doherty, one of the Company’s directors, is president of Mariner Private Equity, LLC. The Company owes entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $42,740 in accrued interest as of September 30, 2009. The Company owes Michael Brown, one of the Company’s directors, $100,000 in principal and $2,849 in accrued interest as of September 30, 2009. The principal amount of these Notes, net of the unamortized discount for the relative fair value of the Note Warrants and Additional Warrants of $198,882, has been included in “Promissory notes to related parties, net of debt discount” on the accompanying consolidated balance sheet.

The Note and Warrant Purchase Agreement contains certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due. As of September 30, 2009, the Company was not in compliance with certain related financial covenants as required by the agreement. The holders of the Notes waived these covenant violations for the quarter ended September 30, 2009.

8.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

9.	Subsequent Events:

On October 29, 2009, the Company entered into an agreement (the “Exchange Agreement”) with the holders (the “Preferred Shareholders”) of all of its outstanding Series A preferred stock, $.001 par value per share (the “Series A preferred stock”), including certain of its directors or entities affiliated with such directors, to exchange all 1,571.15 outstanding shares of the Company’s Series A preferred stock for other securities of the Company (the “Exchange”). The Exchange will only be effective upon consummation of a “Qualified Public Offering,” as such term is defined in the Exchange Agreement and, upon consummation of the Exchange, the Company will have no shares of Series A preferred stock outstanding. The shares of Series A preferred stock were originally issued by the Company in a November 2008 private placement. Preferred Shareholders are entitled to dividends at the rate of 8% per annum, escalating to up to 16% per annum if, among other things, the Series A preferred stock is not redeemed within twelve months after issuance. Pursuant to the terms of the Series A preferred stock, at the option of the Preferred Shareholders, if the Company raises $20 million or more in certain financing transactions, the Company is obligated to redeem all of its outstanding Series A preferred stock.

On October 29, 2009, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) relating to a proposed follow-on offering of its common stock (the “Proposed Follow-on Offering”). Although there can be no assurance as to whether or when any such offering would be commenced or completed, or as to the size or terms of any such offering, such offering is expected to constitute a “Qualified Public Offering,” as such term is defined in the Exchange Agreement.

If the Proposed Follow-on Offering constitutes a “Qualified Public Offering” within the meaning of the Exchange Agreement, the Exchange will be effected simultaneously with the closing of the Proposed Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Series A preferred stock have elected to receive common stock in the Exchange. The number of shares of common stock to be delivered in the Exchange will be determined by dividing $5,455,750 (which represents the stated value of the Series A preferred stock being exchanged for common stock) by the greater of (i) $3.15 or (ii) the per share public offering price in the Proposed Follow-on Offering. The shares of common stock issuable in Exchange for the Company’s Series A preferred stock will be freely tradable without restriction or further registration under the federal securities laws, except for any shares acquired by the Company’s “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), whose sales will be subject to certain limitations and restrictions.

The Preferred Shareholders holding the remaining 480 shares of Series A preferred stock, which has a stated value of $2,400,000, are entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, and Michael Brown, one of the Company’s directors. In the Exchange, these Preferred Shareholders will receive convertible promissory notes (the “Exchange Notes”) in the aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”). The Exchange Notes will bear interest at 1% per annum and mature three years after issuance. The number of shares of common stock deliverable upon conversion of the Exchange Notes will be determined by dividing the aggregate principal amount of the Exchange Notes by $5.33 (the sum of $5.08 (the “market value” of the Company’s common stock immediately preceding the entering into of the Exchange Agreement) plus the “warrant coverage value,” which is equal to

$.25). “Market value” and “warrant coverage value” have been determined by applicable NASDAQ rules. “Market value” means the consolidated closing bid price of the Company’s common stock immediately preceding the entering into of the Exchange Agreement. “Warrant coverage value” means a value of $0.125 for each 100% of warrant coverage. For each $1.00 in principal amount of an Exchange Note, the noteholder will be issued Exchange Warrants to purchase 0.3896 shares of the Company’s common stock exercisable commencing six months after the issuance of the Exchange Warrants for a period terminating three years after the issuance of the Exchange Warrants at an exercise price equal to $5.08 (the “market value” of the Company’s common stock immediately preceding the entering into of the Exchange Agreement). There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

As a result of the Exchange, entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, will receive Exchange Notes aggregating $1,650,000 and Exchange Warrants to purchase 642,840 shares of common stock and Michael Brown, one of the Company’s directors, will receive Exchange Notes aggregating $750,000 and Exchange Warrants to purchase 292,200 shares of common stock.

If the Proposed Follow-on Offering is successful, the Company intends to use a portion of the net proceeds to pay accumulated dividends on the Series A preferred stock. The Company is obligated to pay all accrued, but unpaid, dividends on the Series A preferred stock in cash within three business days following the consummation of the Proposed Follow-on Offering. At September 30, 2009, accrued dividends for entities affiliated with Mariner Private Equity, LLC and Michael Brown were $129,250 and $58,750 respectively.

In addition, if the Proposed Follow-on Offering is successful, the Company intends to use a portion of the net proceeds to repay all of the outstanding principal amount and accrued interest on the secured promissory notes issued in June 2009. The holders of such notes include certain directors or entities affiliated with them. In connection with the repayment of the June 2009 secured promissory notes, entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, will be repaid $1,500,000 in principal amount plus all accrued but unpaid interest and Michael Brown, one of the Company’s directors, will be repaid $100,000 in principal amount plus all accrued but unpaid interest.

The Company has evaluated subsequent events through November 9, 2009, the date on which this Form 10-Q was filed with the Securities and Exchange Commission. No other material subsequent events have occurred since September 30, 2009 that requires recognition or disclosure in these financial statements.

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

Overview

We design, manufacture, market and sell advanced lighting solutions, including LED and fiber optic lighting. Our solutions provide many benefits over traditional incandescent, halogen and fluorescent light sources, including lower energy consumption, longer life spans, absence of hazardous materials, decreased maintenance costs and greater design flexibility. We believe that we offer one of the broadest portfolios of advanced lighting solutions. Our LED products include replacement lamps, flood lights and linear strips. We also offer LED-based signage, channel letter and contour lighting. Our fiber optic products include fixtures, cable and light sources. End-users utilize our products for interior and exterior lighting to provide illumination and create ambience and unique visual effects which we believe are superior to traditional lighting sources. We have sold our advanced lighting solutions to over 2,000 customers since January 1, 2006.

We sell LED and fiber optic lighting products into our primary markets: commercial/architectural and pool and spa. Sales of LED lighting products accounted for approximately 76% of our revenue for the nine months ended September 30, 2009, as compared to approximately 68% for the same period in 2008. Sales of fiber optic lighting products accounted for approximately 19% of our revenue for the nine months ended September 30, 2009, as compared to approximately 29% for the same period in 2008. The balance of the revenue mix consisted primarily of sales of water feature products. We believe that our LED product lines offer significant revenue growth potential domestically and internationally for both the commercial/architectural and pool and spa lighting markets. We expect that the sale of our LED lighting products will continue to increase as a percentage of our total revenue and drive our growth in the future. We expect our fiber optic products to become a significantly less important portion of our business.

We generate revenue from selling our products into each of our primary markets. Commercial sales include fixtures, systems and lamp (light bulb) products used for architectural, retail, hospitality, entertainment, signage and consumer applications. In the first quarter of 2009, we integrated the operations of our Advanced Lighting Systems, Inc. (ALS) subsidiary into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division and Lumificient Corporation (Lumificient) subsidiary. Pool and spa sales include products used for pool, spa and water feature applications served by the Nexxus Lighting Pool and Spa Division. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

In December 2008, we began shipments of our new line of Array™ LED replacement lamps and continued the launch in the first quarter of 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly and contributed approximately $713,000 to revenue during the nine months ended September 30, 2009. We market our Array products through our Nexxus Commercial Lighting Division to our potential and existing customers, as well as to energy savings companies and national accounts. The Array launch was consistent with a new product offering, including an introductory period with additional sales and marketing expenses and additional inventory investments. The initial Array product line included PAR 30, PAR 16, MR16, GU16 and GU4 lamps. In the second and third quarters of 2009, we expanded the product line to include a 230 volt/50 megahertz PAR 30 for use in certain international markets and 25º narrow optic versions for the PAR 30 and PAR16/MR16 lamps. As our Array business expands, we intend to continue these investments.

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

Operating expenses: Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under FASB Accounting Standards Codification 718 “Compensation – Stock Compensation”.

Three months ended September 30, 2009 vs. 2008

Revenue and Gross Profit

	(Unaudited) Quarter Ended September 30,
	2009	2008	Change	% Change
Revenue	$2,894,133	$3,883,914	$(989,781)	(25.5)%
Cost of Sales	2,057,329	2,829,641	(772,312)	(27.3)%

Gross Profit	$836,804	$1,054,273	$(217,469)	(20.6)%

Gross Margin %	28.9%	27.1%

Revenue

Total revenue for the three months ended September 30, 2009 was approximately $2,894,000 as compared to approximately $3,884,000 for the three months ended September 30, 2008, a decrease of approximately $990,000. Year-over-year quarterly sales declined approximately 25% in the third quarter compared to a 32% drop in the second quarter.

Sales of our new Array LED lamps more than doubled in the third quarter of 2009 to approximately $423,000 from approximately $197,000 in the second quarter of 2009 and $0 in the third quarter of 2008. This amount almost equals sales of our legacy commercial products which were approximately $478,000 in the third quarter of 2009, a 62% drop from approximately $1,269,000 for the same quarter in 2008. Sales of Lumificient products in the third quarter of 2009 and 2008 were approximately $848,000 and $1,302,000, respectively.

Overall, revenue from sales of commercial lighting products decreased by $862,000, or 33%, from approximately $2,613,000 in the third quarter of 2008 to approximately $1,751,000 in the third quarter of 2009. The decrease in sales of our legacy commercial and Lumificient products is primarily the result of significant decreases in commercial construction and new signage activity across the US. This decrease was offset in part by sales of our new Array LED lamps.

Revenue from sales of pool and spa lighting products was approximately $1,143,000 in the third quarter of 2009, as compared to $1,270,000 for the same period of 2008, a decrease of $127,000, or 10%. This decrease reflects the continued significant year over year reductions in the pool and OEM spa markets tied to the steep drop in demand for luxury items related to the US recession. In addition, our distributors responded to tight market conditions by lowering inventories, further dampening our sales.

Sales of LED products continued to represent a growing percentage of our business, accounting for 81% and 73% of our revenue, while sales of fiber optic lighting products accounted for 15% and 21% of our revenue for the quarters ended September 30, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the quarter ended September 30, 2009 was approximately $837,000, or 29% of revenue, as compared to approximately $1,054,000, or 27% of revenue, for the comparable period of 2008. Direct gross margin for the third quarter of 2009, which is revenue less material cost, increased slightly as improved margins across our company were offset by a shift in sales mix.

Production costs decreased approximately $276,000 on significantly lower sales volume. Excluding the impact of Lumificient, we reduced production costs by approximately $313,000 to more closely match sales activity. The reduction reflects the elimination of approximately $110,000 of costs associated with our Advanced Lighting Systems (ALS) subsidiary whose operations were consolidated with other company operations in March 2009. The decline in production costs also includes a decrease of approximately $181,000 in expedited freight costs and a $47,000 decline in warranty expense.

Operating Loss

	(Unaudited) Quarter Ended September 30,
	2009	2008	Change	% Change
Gross profit	$836,804	$1,054,273	$(217,469)	(20.6)%
Less operating expenses:
Selling, general & administrative	1,941,270	2,089,841	(148,571)	(7.1)%
Research & development	170,398	218,643	(48,245)	(22.1)%

Total operating expenses	2,111,668	2,308,484	(196,816)	(8.5)%

Operating loss	$(1,274,864)	$(1,254,211)	$(20,653)	1.6%

Selling, general and administrative (SG&A) expenses were approximately $1,941,000 for the quarter ended September 30, 2009 as compared to approximately $2,090,000 for the same period in 2008, a decrease of approximately $149,000, or 7%. SG&A expenses decreased primarily due to the first quarter consolidation of the operations of our Advanced Lighting Systems subsidiary into our SV Lighting Division, resulting in the elimination of SG&A costs totaling $214,000 incurred in the third quarter of 2008. This decrease in SG&A expenses was offset by our investment in additional sales and marketing resources related to our new Array LED lamps.

Research and development costs were approximately $170,000 during the three months ended September 30, 2009 as compared to approximately $219,000 during the same period in 2008. This decrease of approximately $48,000, or 22%, was primarily due to lower employee costs and project-related costs in the third quarter of 2009 as compared to the same period of 2008.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2009 and 2008, respectively.

Net Loss

Net loss for the three months ended September 30, 2009 and 2008 was approximately $1,488,000 and $1,432,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $1,854,000 and $1,432,000 for the three months ended September 30, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.22 and $0.18 for the three months ended September 30, 2009 and 2008, respectively.

Nine months ended September 30, 2009 vs. 2008

Revenue and Gross Profit

	(Unaudited) Nine Months Ended September 30,
	2009	2008	Change	% Change
Revenue	$8,535,859	$10,733,436	$(2,197,577)	(20.5)%
Cost of Sales	5,993,922	7,630,450	(1,636,528)	(21.4)%

Gross Profit	$2,541,937	$3,102,986	$(561,049)	(18.1)%

Gross Margin %	29.8%	28.9%

Revenue

Total revenue for the nine months ended September 30, 2009 was approximately $8,536,000 as compared to approximately $10,733,000 for the nine months ended September 30, 2008, a decrease of approximately $2,197,000. Revenue increased as a result of the April 30, 2008 acquisition of Lumificient, which serves the commercial and signage lighting markets. Excluding revenue attributable to Lumificient from our consolidated results, revenue decreased approximately 34% to approximately $5,773,000 in the first nine months of 2009 compared to approximately $8,788,000 in the same period of 2008.

Sales of our new Array LED lamps grew to approximately $713,000 in the nine months ended September 30, 2009. We began shipments of our Array LED lamps in December 2008. Revenue from sales of our legacy commercial lighting products decreased by $3,025,000, or 61%, from approximately $4,940,000 in the first nine months of 2008 to approximately $1,915,000 in the first nine months of 2009. This decrease reflects the steep drop in commercial construction activity across the US. Sales of Lumificient products increased approximately $817,000, as compared to the nine months ended September 30, 2008, to $2,763,000 for the nine months ended September 30, 2009. This increase represented the full year impact of the April 30, 2008 acquisition of Lumificient, offset by a drop in commercial construction and signage activity. Overall, our commercial product sales decreased $1,544,000, or 22%, in the first nine months of 2009 as compared to the same period in 2008.

Revenue from sales of pool and spa lighting products was approximately $3,137,000 in the first nine months of 2009, as compared to $3,790,000 for the same period of 2008, a decrease of $653,000, or 17%. This decrease reflects the continued significant year over year reductions in the pool and OEM spa markets tied to the steep drop in demand for luxury items related to the US recession.

Sales of LED products accounted for 76% and 68% of our revenue while sales of fiber optic lighting products accounted for 19% and 29% of our revenue for the nine months ended September 30, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit

Gross profit for the nine months ended September 30, 2009 was approximately $2,542,000, or 30% of revenue, as compared to approximately $3,103,000, or 29% of revenue, for the comparable period of 2008. Direct gross margin for the first nine months of 2009, which is revenue less material cost, decreased as improved margins across our company were offset by a shift in sales mix.

Production costs decreased approximately $668,000 on lower sales volume. The reduction reflects the elimination of approximately $200,000 of costs associated with our ALS subsidiary whose operations were consolidated with other company operations in March 2009. The decline in production costs also includes a decrease of approximately $422,000 in expedited freight costs and an approximately $165,000 decline in payroll and related expense. Offsetting these decreases was the addition of a full nine months of production costs from Lumificient in 2009.

Operating Loss

	(Unaudited) Nine Months Ended September 30,
	2009	2008	Change	% Change
Gross profit	$2,541,937	$3,102,986	$(561,049)	(18.1)%
Less operating expenses:
Selling, general & administrative	6,341,516	6,462,189	(120,673)	(1.9)%
Research & development	408,501	503,733	(95,232)	(18.9)%

Total operating expenses	6,750,017	6,965,922	(215,905)	(3.1)%

Operating loss	$(4,208,080)	$(3,862,936)	$(345,144)	8.9%

Selling, general and administrative (SG&A) expenses were approximately $6,342,000 for the nine months ended September 30, 2009 as compared to approximately $6,462,000 for the same period in 2008, a decrease of approximately $120,000, or 2%. Excluding the impact of Lumificient, which was acquired on April 30, 2008, our company reduced SG&A expenses by $642,000, including $558,000 of savings from consolidating the operations of our subsidiary, ALS, into other company operations in March 2009.

Research and development costs were approximately $409,000 during the nine months ended September 30, 2009 as compared to approximately $504,000 during the same period in 2008. This decrease of approximately $95,000, or 19%, was primarily due to lower employee and project costs in 2009 as compared to the same period of 2008.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2009 and 2008, respectively.

Net Loss

Net loss for the nine months ended September 30, 2009 and 2008 was approximately $4,447,000 and $4,009,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $5,420,000 and $4,009,000 for the nine months ended September 30, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.65 and $0.52 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

At September 30, 2009 we had working capital of approximately $5,208,000, including cash and cash equivalents of $2,307,000, an increase of approximately 19% compared to working capital of approximately $4,363,000, including cash and cash equivalents of $2,949,000, at December 31, 2008. The growth in working capital primarily represents our investment in Array inventory offset by declines in inventories related to our legacy commercial and pool businesses.

Net cash used in operations amounted to approximately $4,454,000 for the nine months ended September 30, 2009, compared to $2,277,000 for the nine months ended September 30, 2008. This $2,177,000 increase in net cash used in operating activities over the comparable period of 2008 is primarily due to a $1,663,000 increase in cash used for accounts payable in the nine months ended September 30, 2009 as compared to the same period of 2008. In addition, cash used for purchases of inventory was approximately $1,173,000 for the nine months ended September 30, 2009 compared to approximately $108,000 for the comparable period of 2008, a $1,065,000 net increase of cash used for purchases of inventory. This inventory growth reflects our investment in new Array LED replacement lamps offset by the decline in inventories related to our legacy commercial and pool businesses. Partially offsetting this use of cash was a $751,000 increase in cash provided by collections of accounts receivable for the nine months ended September 30, 2009 as compared to the same period of 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $572,000 as compared to approximately $422,000 in the same period of 2008. This increase in cash used in investing activities of $150,000 is primarily the result of proceeds from the sale of investments of $2,875,000 in the first nine months of 2008, offset by a decrease in cash used for acquisition costs and related earnouts of $2,392,000. Our investment in the purchase of property and equipment decreased by approximately $341,000 for the nine months ended September 30, 2009 as compared to the same period in 2008.

Net cash provided by financing activities for the nine months ended September 30, 2009 was approximately $4,385,000 as compared to net cash provided by financing activities of $3,642,000 for the comparable period of 2008. Cash provided by financing activities increased $743,000 in the nine months ended September 30, 2009 as we used $1,443,000 during the nine months ended September 30, 2008 to extinguish our line of credit. In addition, cash provided by proceeds from promissory notes was $3,800,000 for the nine months ended September 30, 2009 compared to $3,500,000 over the comparable period of 2008, resulting in a $300,000 increase compared to 2008. These increases were partially offset by a decrease in the proceeds from the exercise of warrants and employee stock options of $1,065,000 in the nine months ended September 30, 2009 as compared to the same period of 2008.

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

While the Series A preferred stock issued in November 2008 and the secured promissory notes issued in June 2009 provided a significant amount of cash to our company, operating losses and the April 30, 2008 acquisition of

Lumificient consumed a significant amount of our cash balances. In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. If we are unable to maintain adequate liquidity, future operations will need to be scaled back. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending. However, in order to optimize the growth of our business, we will need to seek to raise additional debt or equity capital. As such, we are opportunistically considering public or private financing transactions, which may include credit facilities, such as term loans and unsecured or secured borrowings, and the sale of equity securities. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders. We anticipate that any additional liquidity from such actions would be used for general corporate purposes including working capital needs.

On October 29, 2009, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (SEC) relating to a proposed follow-on offering of our common stock. There can be no assurance as to whether or when any such offering would be commenced or completed, or as to the size or terms of any such offering. We intend to offer 5,000,000 shares of common stock and expect that the underwriters will have an option to purchase an additional 750,000 shares of common stock to cover over-allotments. In addition, on October 29, 2009, we entered into an agreement with the holders of all of our outstanding Series A preferred stock, including certain of our directors or entities affiliated with them, to exchange all 1,571.15 outstanding shares of our Series A preferred stock for other securities of our company. See the discussion of the proposed follow-on public offering and exchange of our outstanding Series A preferred stock in Note 9 to our consolidated financial statements in Part 1 of this Quarterly Report on Form 10-Q.

Contractual Obligations

As of September 30, 2009, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008, other than the Note and Warrant Purchase Agreement described below.

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

The Preferred Stock and Warrant Purchase Agreement with respect to our Series A preferred stock and the Note Purchase Agreement described above contain certain financial and other covenants. The failure by us to comply with such covenants could result in an event of default, which, with respect to our Series A preferred stock, could cause an immediate increase in the dividend rate of our Series A preferred stock to 16% and the right of the holders of the Series A preferred stock to designate one member of our Board of Directors. With respect to the Note Purchase Agreement, an event of default could result in, among other things, all of our obligations under the related secured promissory notes becoming immediately due and payable. As of September 30, 2009, we were not in compliance with the minimum tangible net worth financial covenant in the agreement. The note holders and the preferred stockholders have waived this covenant violation for the quarter ended September 30, 2009. However, if we breach this or other covenants in the future, because we are not successful in raising additional capital, or otherwise, and we are not able to obtain waivers from the preferred stockholders or note holders, or both, as applicable, the note holders may have the right to accelerate our repayment obligations under the Note Purchase Agreement and related secured promissory notes and to take control of our assets, including our cash and cash equivalents. This could potentially require us to renegotiate the Note Purchase Agreement on terms less favorable to us, or to immediately cease operations. Although, we may be able to obtain future waivers from the preferred stockholders, or the note holders, or both groups, or reach other accommodations with such persons, there can be no assurance that we will be able to obtain such waivers or reach other accommodations acceptable to us, if at all.

Critical Accounting Policies

As of September 30, 2009, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory, stock-based compensation and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our condensed financial statements. As of September 30, 2009, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements in Part 1 of this Quarterly Report on Form 10-Q for information related to new accounting pronouncements.

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

NEXXUS LIGHTING, INC.

By:	/s/Michael A. Bauer	Date: November 9, 2009
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/Gary R. Langford	Date: November 9, 2009
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)