Form 10-K
period 2009-12-31
Nexxus Lighting, Inc.
filed 2010-03-30
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23590

NEXXUS LIGHTING, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3046866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

124 Floyd Smith Drive, Suite 300, Charlotte, NC	28262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (704) 405-0416

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒ .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2009, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $51,133,000.

As of March 17, 2010, there were 16,240,503 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2010 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	risks associated with the relative success of sales, marketing and product development;

•	competition, including price competition;

•	general economic and business conditions; and

•	any reorganization of our company, operations and/or product offerings may cause us to incur greater losses and create disruptions to our business.

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

General

We design, manufacture, market and sell advanced lighting solutions, including light emitting diode (LED) and fiber optic lighting. We offer a broad range of technically innovative white light, color-changing and fixed-color lighting solutions that are used for applications in commercial/architectural and pool and spa markets. Our solutions provide many benefits over traditional incandescent, halogen and fluorescent light sources, including lower energy consumption, longer life spans, absence of hazardous materials, decreased maintenance costs and greater design flexibility.

In December 2008 and continuing in 2009, we began selling our Array brand of LED light bulbs, which we believe to be the highest efficacy LED lighting system in the industry.

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

According to the Freedonia Group, worldwide demand for lighting fixtures was estimated to be approximately $91 billion in 2007. The global lighting industry includes a variety of technologies, including incandescent, fluorescent, halogen, high intensity discharge (HID), neon and advanced lighting solutions, such as LED lighting. Product selection is influenced by a number of factors, including overall cost and visual and physical product features, as well as regulatory and environmental factors. With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, traditional light sources, such as incandescent lamps, are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy efficient nature of LED technology makes it an environmentally friendly light source and the compact size of LEDs has created new possibilities in lighting fixture design. We believe our unique advanced lighting solutions are well positioned to increasingly displace traditional lighting in each of our targeted markets.

We believe that we offer one of the broadest portfolios of advanced lighting solutions. Our LED products include replacement lamps, flood lights and linear strips. We also offer LED-based signage, channel letter and contour lighting. These products are marketed under the Array™, Savi®, eLUM™, LiveLED™ and HYPERION™ brands. Our fiber optic products include fixtures, cable and light sources, and are sold under the Nexxus® brand. End-users utilize our products for interior and exterior lighting to provide illumination and create ambience and unique visual effects which we believe are superior to traditional lighting sources.

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

All references in this report to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiaries, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation.

The Lighting Industry

According to the Freedonia Group, the global lighting industry is divided between two major product categories, fixtures and light bulbs (also referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, fixtures and systems, while light bulbs consist of the replaceable devices that emit light. Fixtures are constructed from metal, glass or plastic and are available in a range of decorative styles for residential, commercial and industrial applications. Traditional light bulbs include incandescent, fluorescent and HID products. For residential applications within the general illumination market, inexpensive incandescent bulbs and fixtures have been the preferred choice. For commercial applications, we believe more expensive and durable fluorescent and HID bulbs and fixtures have the largest market share.

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

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to Strategies Unlimited, in 2007 there were over $325 million of high-brightness LEDs sold to the lighting market, a figure which is forecasted to grow to $1.5 billion by 2012. High-brightness LEDs are the core, light producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

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

High Energy Costs and Conservation Efforts Drive LED Adoption. According to Strategies Unlimited, 22% of all energy consumption in the United States is from lighting applications. High energy costs have resulted in increased demand for more energy efficient lighting solutions, which has inspired a natural shift to LEDs. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over traditional incandescent solutions. In addition, unlike other alternatives such as compact fluorescent bulbs, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment.

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

Utility Companies Are Rewarding Conservation Efforts. Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits.

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

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Industry Leading, Energy Efficient and Environmentally Conscious Lighting Solutions. Our product offerings include our recently introduced Array brand of LED light bulbs, which we believe to be the highest efficacy LED lighting system in the industry. Based upon our review of publicly available performance data from competitors, our Array product provides over 20% more lumens per watt than competitive products, and provides approximately 80%

energy savings versus incandescent lamps. We have designed our Array product line to be Restriction of Hazardous Substances (RoHS) compliant, to contain no mercury or lead and to utilize minimal metal content with a housing of recycled plastic. We began shipping Array products at the end of 2008, and we expect that sales of our Array products will continue to grow and increase as a percentage of total revenues. We believe our Array products are significantly differentiated in terms of design and performance from competitive products. In addition, we offer a robust portfolio of color-changing commercial and pool lighting solutions and have added a number of highly efficient white light LED products to our product offerings, including the Savi SHO White, Savi Linear, Savi Floodstrip and Savi Mini Sconce.

Proprietary Technology and Intellectual Property. We have 43 issued and 37 pending patents. Of these patents, we have 19 issued and 27 pending patents related to our recently introduced Array brand of LED light bulbs. This portfolio of intellectual property has been commercialized into a broad range of advanced lighting solutions. We plan to continue making strategic investments in intellectual property through ongoing engineering expenditures, industry partnerships, licensing arrangements and the pursuit of complementary businesses. These initiatives are designed to allow us to enhance our intellectual property portfolio, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to magnify our market opportunity and enhance our market position.

Reliable, High Quality and Cost Competitive Solutions. We design, manufacture and sell high quality and reliable products with demonstrable performance advantages that are cost competitive. For example, our Array products are designed to operate for up to 50,000 hours. We achieve this, in part, through a combination of sourcing high quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous product testing. To deliver cost competitive solutions, we are investing in technology advancements, leveraging purchasing volume across divisions, capitalizing on strategic vendor relationships and migrating high volume products to our proprietary automated manufacturing process. Additionally, our Array lamps have qualified for certain conservation-driven incentives with several utilities, and our plans are to apply for available rebate programs with other utilities in the U.S. This could translate into an additional economic incentive for our customers to purchases our products, particularly Array.

Breadth of Advanced Lighting Solutions. We believe that we offer one of the industry’s broadest lines of advanced lighting solutions. This includes over 65 distinct product types targeted at two distinct markets. Over the last two years, we have expanded our LED product offerings to include a range of white light solutions for flood, cove, perimeter, under-counter and down lighting applications. We believe the combination of our broad product line, our extensive engineering and manufacturing know-how, and deep knowledge of our target markets are highly valued by customers and are key to our ongoing success.

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

Our Growth Strategy

Our objective is to become the leading provider of advanced lighting solutions. Key elements of our growth strategy include:

Expanding our White Light LED Product Portfolio. Based on our proprietary Selective Heat Sink technology platform, a new and innovative approach to thermal management which uses proprietary design and materials to lower thermal resistance, we are expanding our white light LED product portfolio for general illumination. Our first offering based on this technology is our Array product line which we believe is our best opportunity for growth in the commercial market. We believe this product has some of the most unique features and one of the highest efficacy levels in the industry. It also incorporates dimming capabilities that work with standard commercial dimmers. We intend to expand our product offerings by leveraging the technological advancements of Array. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings and will eventually provide a significant portion of our future revenue.

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

Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique advanced lighting solutions across our target markets. We expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products, we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales also allows us to gain additional leverage from sales representatives within our distribution network.

Leveraging the Strength of Our Distribution Network. We have an independent global sales and distribution network. In North America, we have over 100 commercial lighting agencies selling through major electrical distributors. Internationally, we have 93 additional distributors serving over 53 countries. We expect these and other industry relationships will be a significant source of operational leverage as we introduce new products and scale our business.

Pursuing Strategic Acquisitions. We believe that strategic acquisitions may help us broaden our product offerings, expand our markets, leverage our research and development capabilities and enhance our distribution channels. We continually review potential acquisitions and believe we have established a diligent process for identifying complementary acquisition opportunities. We currently have no agreements, commitments or understandings with respect to any acquisitions.

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

PRODUCT TYPE	TARGET APPLICATIONS	FEATURES / BENEFITS	PRODUCT(S)

White Light LED Light Bulbs	Retail, commercial, hospitality, institutional, long duty cycle, and hard to reach locations	High efficacy, no mercury or lead, energy efficient, lightweight, thermal efficiency, dimmable on conventional switch, fits standard incandescent fixtures, long-life	Array™ LED MR16, Array™ LED PAR16, Array™ LED PAR30, Array™ LED G4

General LED Lighting	Signage, lighting strips, pool and spa and architectural lighting, entertainment	Extended life, energy consumption, size, thermal efficiency, fixed-color or color- changing capabilities	Flex-LED™, The Galaxy Pool Light, AGS, Digital Lighting System, Hyperion R-Lite™, Lumeon 360™, Savi® Pool Light, Savi® Spa Light, Savi® Melody and the Savi® Note

Commercial/ Architectural LED Lighting	Commercial/ architectural lighting, entertainment	Extended life, energy consumption, size, thermal efficiency, white light and fixed-color or color- changing capabilities	Savi® Linear, Savi® Flood, Savi® Flood Strip, and Savi® 512 DMX control system, Savi® SHO Floodlight, Savi® SHO-White Floodlight, LiveLED™, eLUM™

Fiber Optic Cables	Alternative to neon lighting for indoor and outdoor architectural accents and large signs and displays	Light emission on entire length of cable, easy to install, not prone to breakage, energy efficient, fixed-color or color-changing	SideGlow®, 3M, EndGlow®, MegaGlow™, RadiaLyte™, MegaLyte™, FocaLyte™

Fiber Optic Light Sources	Pool and spa, residential, commercial, display case lighting, interior theme lighting, signage	Manufactured to meet high certification standards, highly customizable, unique control options	SpectroLyte™, FiberPro™, Eclipse™, SV1500, StarPro, SV750

Waterfalls	Pool and spa	Fixed-color or color- changing capabilities, unique control options	Oasis™

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, such as incandescent, fluorescent and neon lighting, and from specialized lighting companies that are engaged in providing LED and fiber optic lighting products and systems. In general, we compete with both groups on the basis of design, innovation, quality of light, effects, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We compete with traditional lighting companies, including Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA) and Philips Lighting (a division of Koninklijke Philips Electronics N.V.) in the general illumination market. Our LED products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

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

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. Our ability to leverage our distribution network will be an important factor in our continued success. The sales and marketing of our products largely depends upon the type of offering, location and target market. We organize our sales approach into the commercial/architectural market, which includes Array replacement lamps and sign lighting, and the pool and spa market. We compensate our selling agents on a commission basis.

Commercial/Architectural. We market and sell our LED and fiber optic lighting products and systems through our Nexxus Commercial Lighting and Lumificient divisions. Within our Commercial Lighting division, we recently recruited a team of industry-experienced sales professionals dedicated to promote and sell our Array brand of LED light bulbs. Nexxus Commercial Lighting products are sold primarily through a global network of individual lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from us. Array replacement lamps also are sold through independent energy savings companies which assist customers with improved energy usage. Lumificient products are sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts.

Pool and Spa. We market and sell our lighting products in the swimming pool and spa market to pool and spa distributors and pool builders through a network of independent manufacturer’s representatives. We believe this distribution channel allows us to better serve our customers, as well as offer services such as the bundling of product and installation.

We believe that our management team has established and maintains strong relationships with senior management at the majority of the largest wholesale electrical distributors and electrical buying groups in the United States. We expect these and other industry relationships to be a significant path to market as we introduce new products and scale our business.

Manufacturing and Suppliers

We design and engineer our Array line of LED replacement lamps and purchase most of the finished units from a third-party manufacturer. The Array lamps also use a custom LED package which we source from a single vendor in Asia. Although we currently are dependent on these two suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay in the supply of the components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

We produce our other advanced lighting solutions through a combination of internal and outsourced manufacturing and assembly. For most commercial/architectural LED lighting systems, we engineer, design and final-assemble most of our products, while much of the manufacturing is performed by select qualified vendors. We outsource the production of our pool and spa LED lighting systems. All LEDs used in our LED lighting products and systems are purchased from several companies in Asia and in the United States. For our fiber optic lighting systems, we purchase fiber optic strands from a third party supplier and internally extrude our fiber optic cables. We manufacture light sources and control systems and perform final assembly for most of our fiber optic products.

Many of our core components and sub-assemblies are purchased from third party suppliers. We have selected suppliers based on their ability to consistently produce these products per our specifications, ensuring the best quality product at the most cost effective price.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2009, we spent approximately $635,000 on engineering and product development activities, as compared to approximately $750,000 in 2008. We are expanding our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices. We will also continue to explore strategic acquisitions and joint product development activities that expand our product and technology platform.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. To protect our intellectual property, both domestically and abroad, we rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. We have established and continue to build proprietary positions for our products and technology in the United States and abroad. We currently hold 43 patents related to our fiber optic and LED lighting intellectual property and have 37 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization. Included in these figures are 19 patents and 27 patent applications related to our recently introduced Array brand of LED light bulbs.

Although we expect that several of our patent applications will issue, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Acquisitions

Since 2007, we have completed two acquisitions to advance our strategy of becoming the leading provider of advanced lighting solutions.

In September 2007, we acquired Advanced Lighting Systems, Inc., a Sauk Centre, Minnesota manufacturer of LED and fiber optic lighting for use in the entertainment, commercial, architectural and OEM lighting markets. During the fourth quarter of 2008, we made a strategic decision to integrate ALS’ operations with SV Lighting’s operations in Orlando, Florida. In the first quarter of 2009, we integrated ALS’ operations into our SV Lighting Division, creating our new Nexxus Commercial Lighting Division. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third party manufacturers.

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

Royalties

In connection with our acquisition of Lumificient Corporation, in April 2008 we agreed to pay annual royalties to Zdenko Grajcar, the founder of Lumificient Corporation. Subject to, and upon, the terms and conditions set forth in an agreement between us and Mr. Grajcar dated March 25, 2009, royalties are payable as follows: (i) 25% of royalties (as defined in such agreement) received by us from licensing certain intellectual property specified in the agreement (the “Array IP”) and (ii) 2% of the revenue (as defined in the agreement) received by us from the sale of products incorporating the Array IP. The obligation to pay these royalties terminates after calendar year 2014, or earlier as set forth in the agreement.

Employees

As of March 17, 2010, we had a total of 62 full-time employees and no part-time employees. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

We were incorporated in Delaware on December 16, 1993. We are the successor by merger to a Florida corporation named Super Vision International, Inc., which was incorporated in January 1991. In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. Our principal executive offices are located at 124 Floyd Smith Drive, Suite 300, Charlotte, North Carolina 28262. Our telephone number is (704) 405-0416 and our website is located at www.nexxuslighting.com.

Item 1A.	Risk Factors.

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or currently deemed immaterial may also adversely affect our company.

We have a history of losses and may incur losses in the future.

We have experienced net losses of $7,155,000 and $10,370,000 for each of the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had an accumulated deficit of $28,232,000. Although management continues to address many of the legacy issues and expenses that have historically burdened our financial performance, we still face significant challenges in order to reach profitability, particularly in light of the challenging economic environment that we now face. In order for us to attain profitability and growth, we will need to successfully address these challenges, including executing our production, marketing and sales plans for our new Array™ product line and improving our supply chain performance. We cannot estimate when or if we will achieve profitability in the future, and our business may not be as successful as we envision.

Our development and growth have caused significant strain on our financial resources resulting in losses, deficits and negative operating cash flows. We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which we expect will result in operating losses for 2010 and potentially future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products, including our new Array™ product line. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We cannot be certain of the timing and extent of revenue receipts and expense disbursements. To become profitable, we will have to generate sufficient revenue while controlling our costs and expenses. If we are unable to generate sufficient revenue to become profitable, our ability to achieve our business objectives may be negatively impacted and the market price of our common stock could decline.

The current downturn in economic and market conditions and construction trends could materially and adversely affect our business.

We may continue to be adversely impacted by downturns in general economic and market conditions, both nationally and internationally. The markets in which we sell our lighting products have been negatively impacted by the downturn in general economic and market conditions. Economic downturns generally, or in our markets specifically, particularly those affecting new building construction and renovation or that cause end-users to reduce or delay their purchases of lighting products, signs or displays, would have a material adverse effect on our business, cash flows, financial condition and results of operations. In most areas, sales of new and existing homes have slowed and there has been a continued downturn in the housing market, as well as adverse changes in employment levels, job growth, consumer confidence and interest rates, in addition to an oversupply of commercial and residential buildings for sale. Sales of our legacy commercial lighting products depend significantly upon the level of new building construction and renovation, which are affected by housing market trends, interest rates and the weather. Sales of our pool and spa lighting products depend substantially upon the level of new pool construction, which is also affected by housing market and construction trends. We expect sales of our Array products to be affected by energy costs, the extent of utility and government rebates for energy conservation, levels of cost savings initiatives and “green” environmental trends. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. In addition, the persistence of the economic downturn may also cause reductions or elimination of utility and government energy efficiency incentive programs used to partially offset the costs of some of our products. Continued economic downturn coupled with a decline in our revenue could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, or otherwise adversely affect our business, financial condition and results of operations.

We may reorganize our company, operations and product offerings which may cause us to incur greater losses and create disruptions to our business.

We derive most of our revenue from sales of products other than Array. Although most of these products are well established in the marketplace and we have sold them for many years, we have a history of operating losses in these businesses. Furthermore, current economic conditions have adversely affected demand for these products. We routinely review our operations for additional opportunities to reduce costs. Our analysis may lead to the determination to close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connections with such changes in the future, and such charges and losses may be material. In addition, we could experience difficulties, disruptions or delays in the implementation of any such changes and there can be no assurance that we will be able to implement these programs successfully or on a timely basis.

Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue.

We face significant challenges in order to achieve profitability. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise capital, as needed, through public or private debt or equity financing, or other sources of financing to fund operations. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed and, accordingly, we are pursuing a streamlined operating plan. We believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet our planned expenditures under our streamlined operating plan through the next twelve months. Our streamlined operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. However, in order to optimize the growth of our business, we may need to seek to raise additional debt or equity financing. There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us, if at all. Moreover, should the opportunity to raise additional capital arise, any additional debt or equity financing could result in significant dilution of the existing holders of common stock.

If demand for our new Array brand of LED light bulbs in the general lighting market fails to emerge or we fail in the execution of the manufacture or distribution of our Array product line, we may not be able to carry out our long-term business strategy.

Our long-term business strategy includes the penetration of the general lighting market with our new Array brand of white light LED light bulbs. We have devoted, and intend to continue to devote, substantial resources to the development of our Array product line and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive sufficient revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

We outsource all of the production of our new Array brand of products. We depend on two contract manufacturers to produce our Array product line at plants located in Mexico and Minnesota. Maintaining an adequate supply to meet demand for our Array products depends on our ability to execute on our production plan. We began producing and shipping small quantities of our Array products in the fourth quarter of 2008. In anticipation of increasing sales, we increased production of our Array products significantly in the fourth quarter of 2009. We cannot be sure that we will meet our production schedule or that sales will meet our expectations. Any significant problems in the production process, including the operations of our contractors’ manufacturing facilities, could result in cancellation of shipments, loss of product in the process of being manufactured, or unplanned increases in production costs, any of which could have a material adverse affect on our business. In addition, there are inherent uncertainties associated with forecasting future demand for our new Array brand of products, and as a consequence, we may have inadequate capacity to meet actual demand. Alternatively, we may have an excess of available capacity, which could lead to excess capacity charges, resulting in an increase in our cost of sales.

If our advanced lighting systems do not gain wider market acceptance, prospects for our growth and profitability may be limited.

We derive sales and income primarily from sales of our LED and fiber optic lighting products. We face competition from both traditional lighting technologies, such as incandescent, florescent and neon lighting, and from competitors engaged in providing LED and fiber optic lighting products. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our advanced lighting systems. Potential customers for our advanced lighting systems may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output, although our advanced lighting systems tend to be more energy efficient and require less maintenance.

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

As of March 17, 2010, we have filed 88 patent applications. From these applications, 43 patents have been issued, 37 are currently pending approval and 8 are no longer active. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

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

We depend on a small number of third party suppliers for a significant portion of the component parts incorporated into our products and, with respect to our Array products, we depend on a single supplier for the custom LED component. We purchase these component parts from third-party suppliers that serve the advanced lighting systems market and we believe that alternative sources of supply are readily available for most component parts. However, consolidation in the LED lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. Any interruption or delay in the supply of components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components as well as finished goods in our LED and fiber optic lighting product lines to a number of suppliers. We outsource all of the production for our Array™ brand of products to two third party manufacturers. There is no production overlap between these manufacturers. Except for one type of Array product, all of our Array products are produced by a single third party manufacturer located in Mexico. While we believe alternative manufacturers for these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our third party manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Historically, we have chosen not to contract with any of our third party manufacturers; instead, we purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Accordingly, the loss of all or one of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting upon international trade, including economic or political instability, shipping delays and product quotas. These international trade factors will, under certain circumstances, have an impact both on the cost of components (which will, in turn, have an impact on the cost to us of the manufactured product) and the wholesale and retail prices of our products.

If the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed.

We outsource a significant portion of the manufacture and assembly of our products, including all of the production of our new Array™ brand of products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in various locations throughout the world, primarily in the U.S., China, the Dominican Republic, Mexico and Taiwan. These manufacturers supply raw materials (in some cases we procure and provide our contract manufacturers with certain components, such as LEDs) and provide necessary facilities and labor to manufacture our products. Historically, we have not entered into contracts with these manufacturers. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit from China, the Dominican Republic, Mexico and Taiwan; and

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

We have made strategic acquisitions in the past and may do so in the future, which may adversely affect our operating results, financial condition and existing business.

We have historically sought to grow through strategic acquisitions in order to complement and expand our business. On April 30, 2008, we acquired Lumificient Corporation and on September 28, 2007, we acquired Advanced Lighting Systems, Inc. In order to reduce operating expenses and increase synergies across our business lines, in the first quarter of 2009, we integrated the operations of Advanced Lighting Systems with other company operations in Orlando, Florida. The success of any acquisition will depend on, among other things:

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

We may not be successful in integrating acquired businesses and completing acquisitions in the future. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

Our inability to successfully integrate businesses we acquire could have adverse consequences on our business.

Acquisitions result in greater administrative burdens and operating costs and, to the extent financed with debt, additional interest costs. We cannot assure you that we will be able to manage or integrate acquired companies or businesses successfully. The process of integrating acquired businesses may be disruptive to our business and may cause an interruption of, or a loss of momentum in, our business as a result of the following factors, among others:

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

Despite testing by us, errors have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Some of our products use line voltages (such as 120 or 240 AC), or are designed for installation in environments such as swimming pools and spas, which involve enhanced risk of electrical shock, injury or death in the event of a short circuit or other malfunction. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

In each of 2009 and 2008, revenue from sales of our products internationally (for our purposes, outside of the United States and Canada) represented approximately 10% and 8%, respectively, of our total revenue. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing and product service. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification of substantially all of our products from Underwriters Laboratories (UL) or Intertek (ETL) and in Europe we seek, and to date have appropriately self certified substantially all of our products from Conformité Européenne (CE). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products, such as Canadian Underwriters Laboratories (CUL) in Canada and Product Safety Electrical (PSE) in Japan. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain certification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

We must comply with regulatory requirements regarding internal control over financial reporting, corporate governance and public disclosure, which will cause us to incur significant costs and our failure to comply with these requirements could cause our stock price to decline.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls and, beginning with the fiscal year ending December 31, 2010, that our independent registered public accounting firm report on its own evaluation of those controls. These rules and regulations have increased our legal and compliance costs and made certain activities more time-consuming and costly. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline. In addition, if we acquire a company with weak internal controls, it will take time to improve the internal controls of the acquired company to the same level of operating effectiveness as ours. Any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities as of March 17, 2010, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration
Corporate Headquarters:	Charlotte, North Carolina	5,100	2012

Office, Distribution and Light Manufacturing:	Orlando, Florida	34,000	2012
	Maple Grove, Minnesota	13,200	2013

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.

We are not currently a party to any pending legal proceedings. In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “NEXS.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2009		2008
	High	Low	High	Low
First Quarter	$7.40	5.60	$6.25	$4.35
Second Quarter	6.85	5.27	9.58	5.68
Third Quarter	7.00	5.45	9.60	6.61
Fourth Quarter	5.70	3.02	8.29	3.66

(b) The number of holders of record of our Common Stock on March 17, 2010 was 58. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information as of December 31, 2009

The following table provides information as of December 31, 2009 with respect to shares of our common stock that may be issued under our equity compensation plans.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 11 of our Notes to consolidated financial statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares available for future issuance (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	876,624	$4.81	164,536
Equity compensation plans not approved by stockholders	—	$—	—

Totals	876,624	$4.81	164,536

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition is based upon, and should be read in conjunction with, our consolidated financial statements and accompanying notes thereto included elsewhere in this report. This discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

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

We generate revenue from selling our products into two primary markets: commercial/architectural and pool and spa. Commercial sales include fixtures, systems and lamp (light bulb) products used for architectural, retail, hospitality, entertainment, signage and consumer applications. In the first quarter of 2009, we integrated the operations of our Advanced Lighting Systems, LLC (ALS) subsidiary into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division and Lumificient Corporation (Lumificient) subsidiary. Pool and spa sales include products used for pool, spa and water feature applications served by the Nexxus Lighting Pool and Spa Division. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

In December 2008, we began shipments of our new line of Array LED replacement lamps and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly and contributed approximately $1,366,000 to revenue for the year ended December 31, 2009. We market our Array products through our Nexxus Commercial Lighting Division to existing customers, as well as to energy savings companies and national accounts. The Array launch was consistent with a new product offering, including an introductory period with additional sales and marketing expenses and additional inventory investments. The initial Array product line included PAR 30, PAR 16, MR16, GU16 and GU4 lamps. In the second and third quarters of 2009, we expanded the product line to include a 230 volt/50 megahertz PAR 30 for use in certain international markets and 25º narrow optic versions for the PAR 30 and PAR16/MR16 lamps. As our Array business expands, we intend to continue these investments.

We sell LED and fiber optic lighting products into each of our two markets. Sales of LED lighting products accounted for approximately 77% of our revenue in 2009, as compared to approximately 68% in 2008. Sales of fiber optic lighting products accounted for approximately 18% of our revenue in 2009, as compared to approximately 29% in 2008. The balance of our revenue was derived from sales of entertainment lighting products and water feature products. We believe that our LED product lines offer significant domestic and international revenue growth potential for both the commercial and pool and spa lighting markets. We expect sales of our fiber optic lighting products will continue to decline and believe that sales of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

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

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in finance, human resources, sales, information technology and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under the Financial Accounting Standards Board Accounting Standards Codification 718, “Compensation – Stock Compensation”.

Results of Operations

Revenue

	Year Ended December 31,
	2009	2008	Change	%
Array LED lamps	$1,366,485	$1,708	$1,364,777	na
Legacy commercial	2,346,013	6,182,434	(3,836,421)	-62%
Lumificient (a)	3,622,153	3,080,304	541,849	18%
Pool and spa	4,222,835	4,968,323	(745,488)	-15%

Total revenue	$11,557,486	$14,232,769	$(2,675,283)	-19%

(a) Acquired in April 2008

Revenue for the year ended December 31, 2009 was approximately $11,557,000 as compared to approximately $14,233,000 for the year ended December 31, 2008, a decrease of approximately $2,675,000. The decrease in revenue was partially offset by an increase in revenue as a result of the April 30, 2008 acquisition of Lumificient, which serves the commercial and signage lighting markets. Excluding revenue attributable to Lumificient from our consolidated results, revenue decreased approximately 29% to approximately $7,935,000 in fiscal year 2009 compared to approximately $11,152,000 in fiscal year 2008.

Sales of our new Array LED lamps grew to approximately $1,366,000 for the year ended December 31, 2009. We began initial shipments of our Array LED lamps in December 2008. Revenue from sales of our legacy commercial lighting products decreased by $3,836,000, or 62%, from approximately $6,182,000 in 2008 to approximately $2,346,000 in 2009. This decrease reflects the steep drop in commercial construction activity across the US. Sales of Lumificient products increased approximately $542,000, as compared to 2008, to $3,622,000 for 2009. This increase represented the full year impact of the April 30, 2008 acquisition of Lumificient, offset by a drop in commercial construction and signage activity. Overall, our commercial product sales decreased $1,930,000, or 21%, in 2009 as compared to 2008.

Revenue from sales of pool and spa lighting products was approximately $4,223,000 in 2009, as compared to $4,968,000 for 2008, a decrease of $745,000, or 15%. This decrease reflects the continued significant year over year reductions in the pool and OEM spa markets tied to the steep drop in demand for luxury items related to the US recession.

Sales of LED products accounted for 77% and 68% of our revenue while sales of fiber optic lighting products accounted for 18% and 29% of our revenue for the years ended December 31, 2009 and 2008, respectively. The balance of the revenue mix consisted primarily of sales of water feature products.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
	2009	2008	Change	%
Revenue	$11,557,486	$14,232,769	$(2,675,283)	-19%
Cost of sales	8,468,721	10,753,118	(2,284,397)	-21%

Gross profit	$3,088,765	$3,479,651	$(390,886)	-11%

Gross margin %	27%	24%

Gross profit for 2009 and 2008 was $3,089,000 and $3,480,000, respectively. Gross margins increased from approximately 24% in 2008 to approximately 27% of sales for 2009. Direct gross margins, which is revenue less material costs, remained flat at approximately 50% for both years. We experienced improvements in direct gross margins in our pool and spa lighting products and Lumificient products. Offsetting these gains was a decline in direct gross margins resulting from a shift in sales away from historically higher margin legacy commercial products.

Production costs in 2009 decreased to approximately $2,739,000, or 24% of revenue, as compared to $3,635,000, or 26% of revenue, in 2008. Excluding the impact of Lumificient, we reduced production costs by approximately $1,177,000. The reduction reflects the elimination of approximately $301,000 of costs associated with our Advanced Lighting Systems (ALS) subsidiary whose operations were consolidated with other company operations in March 2009. The decline in production costs includes decreases of approximately $534,000 in freight costs, $169,000 in payroll and staff expenses, and $111,000 for shipping costs and supplies. The decline also reflects a $263,000 decrease in expenses for obsolete inventory, scrap and inventory reserves. Inventory reserves were approximately $683,000 and $730,000 at December 31, 2009 and 2008, respectively. Offsetting these declines was $266,000 of higher expense from a release of capitalized labor, overhead and freight costs.

We continue to review our operations for opportunities to reduce costs, especially those related to our legacy commercial and pool and spa businesses. Our analysis may lead to the determination to close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connections with such changes in the future, and such charges and losses may be material.

Operating Loss and Expenses

	Year Ended December 31,
	2009	2008	Change	%
Operating expenses:
Selling, general and administrative	$8,414,560	$9,014,274	$(599,714)	-7%
Research and development	634,716	746,836	(112,120)	-15%
Restructuring and impairment charge	736,635	2,922,331	(2,185,696)	-75%

Total operating expenses	9,785,911	12,683,441	(2,897,530)	-23%

Operating loss	$(6,697,146)	$(9,203,790)	$2,506,644	-27%

Operating Expenses

Selling, general and administrative (SG&A) expenses were approximately $8,415,000 for the year ended December 31, 2009 as compared to approximately $9,014,000 for the same period in 2008, a decrease of approximately $600,000, or 7%. Excluding the impact of Lumificient, which was acquired on April 30, 2008, our company reduced SG&A expenses by $1,158,000 or 15%. This reduction includes $824,000 of savings from consolidating the operations of our subsidiary, ALS, into other company operations in March 2009. Offsetting this reduction were expenses relating to the launch of our new Array LED lamps.

Research and development costs were approximately $635,000 during 2009 as compared to approximately $747,000 during 2008. This decrease of approximately $112,000 was primarily due to lower employee costs and project-related costs in 2009 as compared to the same period of 2008.

During the fourth quarter of 2008, we made a strategic decision to integrate ALS’ operations with SV Lighting’s operations in Orlando, Florida. In the first quarter of 2009, we integrated the operations of ALS into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third party manufacturers. We recorded a restructuring and impairment charge of approximately $2,922,000 in 2008 primarily related to the consolidation of our ALS operations. The charge consists primarily of impairment of intangible assets totaling approximately $2,139,000, stay bonuses and one-time termination benefits of approximately $22,000, an increase in the reserve for inventory to be scrapped or destroyed of approximately $172,000 and the write off of equipment and other assets of $23,000. In addition, the charge includes a liability of approximately $566,000 for the settlement of a related party office lease and severance obligation, which was paid by issuing 78,000 shares of our common stock during 2009. The majority of these expenses were noncash charges. In 2009, we recorded an additional charge of approximately $737,000 for impairment of intangible assets acquired in the ALS acquisition.

Interest

Interest expense of approximately $460,000 for 2009 primarily related to borrowing costs under approximately $3,800,000 of indebtedness incurred in June 2009. For 2008, interest expense of $323,000 related to borrowing costs under approximately $3,500,000 of indebtedness incurred in June 2008. Interest income was approximately $2,000 and $62,000 for 2009 and 2008, respectively.

Other Income, Debt Extinguishment Costs and Abandoned Offering Costs

We recognized other income of approximately $1,000 in 2009, compared to other income of approximately $42,000 in 2008. In addition, we recognized debt extinguishment costs of approximately $628,000 in 2008 relating to the write off of our unamortized debt discount and debt issuance costs as a result of the early extinguishment of promissory notes issued in June 2008. We also recognized approximately $319,000 of expense related to our abandoned follow-on public offering in 2008.

Income Tax

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during 2009 and 2008.

Net Loss

Net loss for the years ended December 31, 2009 and December 31, 2008 was approximately $7,155,000 and $10,370,000, respectively. On December 21, 2009, we consummated the exchange of our Series A preferred stock for other securities of our company. As a result of the exchange, we recorded deemed dividends of approximately $6,420,000. After including the effects of dividends and deemed distributions related to the Series A preferred stock and related warrants, net loss attributable to common stockholders was approximately $14,900,000 and $10,512,000 for the years ended December 31, 2009 and 2008, respectively. Basic and diluted loss per common share attributable to common stockholders was $1.71 and $1.35 for the years ended December 31, 2009 and December 31, 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009 we had working capital of approximately $19,189,000, including cash and cash equivalents of approximately $15,167,000, an increase of approximately $14,826,000 compared to working capital of approximately $4,363,000, including cash and cash equivalents of approximately $2,949,000, at December 31, 2008. The growth in working capital was primarily due to an increase in cash and cash equivalents of $12,219,000 and a decrease in accounts payable of approximately $921,000. On December 21, 2009, we completed a follow-on public offering of common stock, generating net proceeds of approximately $15,738,000.

Net cash used in operations amounted to approximately $6,510,000 for the year ended December 31, 2009, compared to approximately $4,042,000 in 2008. This $2,468,000 increase in net cash used in operating activities for 2009 as compared to 2008 is primarily due to a $2,221,000 increase in cash used for accounts payable in 2009 as compared to the same period of 2008. In addition, cash used for purchases of inventory was approximately $788,000 for the year ended December 31, 2009, as compared to approximately $312,000 for the comparable period of 2008, a $476,000 net increase of cash used for purchases of inventory. This inventory growth reflects our investment in new Array LED replacement lamps offset by the decline in inventories related to our legacy commercial and pool businesses. Partially offsetting this use of cash was a $589,000 increase in cash provided by collections of accounts receivable for the year ended December 31, 2009 as compared to the same period of 2008.

Net cash used in investing activities for the year ended December 31, 2009 was approximately $601,000 as compared to $612,000 used by investing activities in the comparable period of 2008.

Net cash provided by financing activities for the year ended December 31, 2009 was approximately $19,329,000 as compared to $7,433,000 for the comparable period of 2008. The cash provided by financing activities was attributable primarily to approximately $15,738,000 of net proceeds from the sale of common stock in our follow-on public offering in December 2009. Net proceeds from the offering were used in part to pay preferred stock dividends of approximately $792,000.

In February 2010, we paid all outstanding borrowings under the $3,800,000 in principal amount of promissory notes issued in June 2009, along with associated interest in the aggregate amount of approximately $262,000.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital, as needed, through public or private debt or equity financing, or other sources of financing to fund operations.

We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed and, accordingly, we are pursuing a streamlined operating plan. Our streamlined operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. We believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet our planned expenditures under our streamlined operating plan through the next twelve months. Expectations of future cash needs and cash flows are subject to substantial uncertainty.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory, stock-based compensation, goodwill and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2009 and 2008.

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles – Goodwill and Other” (ASC 350), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We performed the impairment test prescribed by ASC 350 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition of our wholly owned subsidiary Advanced Lighting Systems, LLC. The Company determined the fair value of the intangible assets and recorded impairment charges totaling approximately $737,000 and $2,139,000, which is included in our consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively.

We account for stock-based compensation under the provisions of FASB ASC 718 “Compensation-Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility and expected lives. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, our results of operations could be materially impacted.

CONTRACTUAL OBLIGATIONS

Note and Warrant Purchase Agreement

On June 18, 2009, we entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, we sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the Notes) and 285,000 warrants to purchase shares of our common stock at an exercise price of $6.43 per share, expiring three years after issuance. The Notes were payable in full on January 5, 2011 and incurred simple interest at the rate of 10% per year. The interest was payable a year after the closing date and at maturity. The Notes were secured by all of our assets.

In the first quarter of 2010, we repaid the principal and accrued interest outstanding on the promissory notes in full. Pursuant to the Note Purchase Agreement, we have issued to the noteholders 196,766 additional warrants to purchase shares of our common stock at an exercise price of $6.43 per share, expiring three years after the date of the warrants.

Preferred Stock and Warrants

On October 29, 2009, we entered into an agreement (the Exchange Agreement) with the holders (the Preferred Shareholders) of all of our outstanding Series A preferred stock, $.001 par value per share (the Series A preferred stock), including certain of our directors or entities affiliated with such directors, to exchange all 1,571.15 outstanding shares of our Series A preferred stock for other securities (the Exchange). The Exchange was contingent upon consummation of a Qualified Public Offering, as such term is defined in the Exchange Agreement. Pursuant to the Exchange Agreement, the holders of the Series A preferred stock waived receipt of dividend payments on the Series A preferred stock and dividends in excess of 10% per annum until the earlier of the Exchange Date (as such term is defined in the Exchange Agreement), the termination of a Qualified Public Offering, or May 1, 2010. Also on October 29, 2009, we filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on offering of our common stock (the Follow-on Offering), which closed on December 21, 2009.

The Exchange was affected simultaneously with the closing of the Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Series A preferred stock elected to receive an aggregate of 1,731,994 shares of common stock in the Exchange. The number of shares of common stock delivered in the Exchange was determined by dividing approximately $5,456,000 (which represented the stated value of the Series A preferred stock exchanged for common stock) by the greater of (i) $3.15 or (ii) the $3.00 per share public offering price in the Follow-on Offering. The Preferred Shareholders holding the remaining 480 shares of Series A preferred stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of our directors, is president, and Michael Brown, one of our directors. In the Exchange, these Preferred Shareholders received convertible promissory notes (the Exchange Notes) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of our common stock (the Exchange Warrants). The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

Acquisitions

In September 2007, we acquired Advanced Lighting Systems, Inc., a Sauk Centre, Minnesota manufacturer of LED and fiber optic lighting for use in the entertainment, commercial, architectural and OEM lighting markets. During the fourth quarter of 2008, we made a strategic decision to integrate our ALS operations with our SV Lighting operations in Orlando, Florida. In the first quarter of 2009, we integrated our ALS operations into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. We also integrated our network of independent commercial sales representatives to increase their focus on our products. We continue to rationalize our commercial product line to generate synergies and review opportunities to further consolidate our operations to eliminate redundant costs. In March 2009, we closed ALS’ Sauk Centre facility and transferred production to our Orlando facility and to existing third party manufacturers. We recorded restructuring and impairment charges of approximately $737,000 and $2,922,000 in 2009 and 2008, respectively, primarily related to the consolidation of our ALS operations.

In April 2008, we acquired Lumificient Corporation, a Maple Grove, Minnesota manufacturer of solid-state LED products for the sign lighting, commercial, architectural and retail markets. This acquisition expanded our intellectual property portfolio, including advanced technology for LED products, and enhanced our research and development capabilities. The purchase price of approximately $5,414,000 was funded with $2,624,000 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,393,000 on the date of the acquisition. The Lumificient stock purchase agreement contains provisions for (i) “earn out” payments in the form of our common stock to the shareholders of Lumificient depending upon the achievement of certain performance milestones by Lumificient in 2008 and 2009 and (ii) a $200,000 indemnity holdback for future claims. In 2008, we recorded a payable to related party (seller) for $497,000, consisting of stock valued at $297,000 to be issued for achievement of the 2008 performance milestones for Lumificient and a $200,000 indemnity holdback for possible future claims. In 2009, we issued 59,000 additional shares of common stock valued at $297,000 for the achievement of the 2008 performance milestones and paid $100,000 of the indemnity holdback. The 2009 performance milestones were not achieved. As of December 31, 2009, the purchase price includes a liability due to related party (seller) for a $100,000 indemnity holdback for possible future claims, which is payable by March 31, 2010. The purchase price is subject to adjustment for claims against the indemnity holdback.

In connection with our acquisition of Lumificient, we agreed to pay annual royalties to Zdenko Grajcar, the founder of Lumificient Corporation. Subject to, and upon, the terms and conditions set forth in an agreement between us and Mr. Grajcar dated March 25, 2009, royalties are payable as follows: (i) 25% of royalties (as defined in such agreement) received by us from licensing certain intellectual property specified in the agreement (the “Array IP”) and (ii) 2% of the revenue (as defined in the agreement) received by us from the sale of products incorporating the Array IP. The obligation to pay these royalties terminates after calendar year 2014, or earlier as set forth in the agreement.

Operating Lease Obligations

On November 30, 2006, we entered into a five year operating lease agreement with EastGroup Properties, L.P., an unrelated party (Eastgroup). Pursuant to the lease, on April 1, 2007, we relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which we use for our Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,486 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, we are required to pay our pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on our consolidated balance sheets and is being amortized straight-line as a reduction of rent expense over the life of the lease. On July 31, 2009, we entered into an amendment to the lease agreement which reduced base rent by approximately $700 per month for the period of August 2009 through March 2010.

On February 27, 2007, we entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for our corporate headquarters in Charlotte, North Carolina. We originally leased approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and our pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent increases annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, we leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

On September 28, 2007, ALS entered into a five year operating lease agreement with Streitz Properties LLC, a company owned by Paul Streitz, the former President of our ALS subsidiary. This operating lease commenced on September 28, 2007 for ALS’ operations facility in Sauk Centre, Minnesota. Base rent under the lease was $8,815 per month for the duration of the lease. As discussed in Note 2 to our consolidated financial statements, for the year ended December 31, 2008, we recorded a liability of $565,500 for the settlement of certain severance obligations to Mr. Streitz and termination of the lease, effective February 28, 2009. We issued 78,000 shares of common stock in 2009 to settle the liability.

Lumificient has entered into an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. We acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, Lumificient is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease had a termination date of February 28, 2010. On December 28, 2009, Lumificient entered into a lease extension agreement with Schany Family Limited Partnership that extends the lease until February 28, 2013. Base rent under the lease at March 1, 2010 is $5,412 and increases 2% annually each March.

Related Party Funding for Collection Activities

On November 18, 1999, we filed a lawsuit (case number CI-99-9392) (the Lawsuit) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the Wu Defendants). We were also pursuing litigation against certain parties related to the Wu Defendants (the Related Litigation). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, we were awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of

December 31, 2009, the total amount due including estimated accrued interest was approximately $56 million. We believe that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. We may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. We had an agreement with Brett M. Kingstone, our former chairman of the board (the Participation Agreement) regarding funding for collection activities in the Lawsuit or Related Litigation (the Collection Activities). Mr. Kingstone had the option of providing personal funds (Kingstone Funds), or arranging for funds from third parties (Third Party Funds), to pursue Collection Activities. As of December 31, 2007, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone also notified us that he had available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9th, 2005, we had agreed to pay Mr. Kingstone 50% of amounts we actually received from all Collection Activities less all costs and expenses incurred from time to time by us in connection with the Lawsuit, the Related Litigation and the Collection Activities, which had not been recovered. To date, we have incurred approximately $581,000 in fees and have recovered $830,000 from Collection Activities. Of the $830,000 recovered, Mr. Kingstone has been paid a total of $263,500 pursuant to the Participation Agreement. We and Mr. Kingstone terminated the Participation Agreement in March 2009. Pursuant to an Assignment Agreement dated March 26, 2009 between us and B&M Kingstone, LLC (B&M), an affiliate of Mr. Kingstone, we assigned the final judgment in the Lawsuit to B&M in consideration for $50,000 and 15% of amounts actually received by B&M from Collection Activities in connection with the Lawsuit and Related Litigation, after expenses. B&M has also agreed to indemnify us against any liabilities arising out of Collection Activities. The obligations of B&M under the assignment agreement are guaranteed by Mr. Kingstone.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

Letters of Credit

We periodically obtain guaranteed letters of credit with a financial institution to enable us to purchase inventory from overseas, primarily from vendors in China. As of December 31, 2009 we had no outstanding letters of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2009.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Bylaws(1)

4.1	Form of Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $2.23 per share (10)

4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $3.00 per share (10)

4.4	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $7.33 per share (5)

4.5	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $6.40 per share (21)

4.6	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $6.43 per share(24)

4.7	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Nexxus Lighting, Inc. (21)

4.8	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock(1)

4.9	Form of Convertible Promissory Note(1)

10.1	Form of Indemnification Agreement(25)†

10.2	1994 Stock Option Plan, as amended and restated(3)†

10.3	2003 Stock Incentive Plan(7)†

10.4	Form of Warrant Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone (8)†

10.5	Employment Agreement between Nexxus Lighting, Inc. and Michael A. Bauer dated February 11, 2008(15)†

10.6	Offer Letter between Nexxus Lighting, Inc. and Gary Langford dated December 30, 2008(23)†

10.7	Employment and Non-Competition Agreement between Advanced Lighting Systems, LLC and Paul Streitz dated September 28, 2007(17)†

10.8	Separation, Termination and Release Agreement between Paul Streitz, Streitz Properties, LLC, Nexxus Lighting, Inc. and Advanced Lighting Systems, LLC dated March 12, 2009(25)

10.9	Employment and Non-Competition Agreement between Lumificient Corporation and Carey Burkett dated May 1, 2008(18)†

10.10	Employment and Non-Competition Agreement between Nexxus Lighting, Inc. and Zdenko Grajcar dated May 1, 2008(18)†

10.11	Transition Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 9, 2005(9)†

10.12	Contingent Proceeds Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 19, 2003(6) †

10.13	Lease for Southridge Commerce Park facility(11)

10.14	Lease for Floyd Smith Office Park facility(4)

Exhibit Number	Description
10.15	Lease for Maple Grove, Minnesota facility(1)

10.16	Lease Extension Agreement for Maple Grove, Minnesota facility(26)

10.17	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 26, 2008(5)

10.18	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.19	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.20	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.21	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 26, 2008(5)

10.22	Stock Purchase Agreement among Nexxus Lighting, Inc., Lumificient Corporation and the shareholders of Lumificient Corporation dated as of April 30, 2008,(18) as amended by letter agreement dated June 26, 2008(5)

10.23	Agreement and Plan of Merger among Nexxus Lighting, Inc., Advanced Lighting Systems, LLC, Advanced Lighting Systems, Inc. and Paul Streitz dated August 3, 2007(19)

10.24	Form of Common Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.25	Form of Registration Rights Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.26	Registration Rights Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998(12)

10.27	Escrow Agreement between Nexxus Lighting, Inc. and RBC Centura Bank dated as of November 30, 2006(13)

10.28	Exchange Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated March 26, 2007(14)

10.29#	Settlement and License Agreement between Nexxus Lighting, Inc. and Color Kinetics Incorporated dated December 4, 2006(16)

10.30	Lease Termination Agreement between Nexxus Lighting, Inc. and Max King Realty, Inc. dated November 29, 2006(11)

10.31	Amendment to Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated November 25, 2008(22)†

10.32	Assignment Agreement between Nexxus Lighting, Inc. and B&M Kingstone, LLC dated March 26, 2009(25)

10.33	Preferred Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of November 11, 2008(21)

10.34	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 18, 2009(24)

10.35	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 18, 2009(24)

10.36	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.37	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.38	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.39	Nexxus Lighting, Inc. Preferred Stock Exchange Agreement dated October 29, 2009(1)

14.1	Code of Business Conduct and Ethics(20)

21.1	Subsidiaries of Nexxus Lighting, Inc.(1)

Exhibit Number	Description
23.1	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to our Registration Statement on Form S-1 filed October 29, 2009 (File No. 333-162743)

(2)	Incorporated by Reference to our Definitive Proxy Statement filed April 29, 1997

(3)	Incorporated by Reference to our Definitive Proxy Statement filed March 27, 1998

(4)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 28, 2008

(5)	Incorporated by Reference to our Current Report on Form 8-K filed on July 2, 2008

(6)	Incorporated by Reference to our Quarterly Report on Form 10-QSB filed November 3, 2003

(7)	Incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004

(8)	Incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005

(9)	Incorporated by Reference to our Current Report on Form 8-K filed September 14, 2005

(10)	Incorporated by Reference to our Current Report on Form 8-K filed on December 8, 2006

(11)	Incorporated by Reference to our Current Report on Form 8-K filed on December 5, 2006

(12)	Incorporated by Reference to our Quarterly Report on Form 10-QSB/A filed December 1, 1998

(13)	Incorporated by Reference to our Registration Statement on Form S-3/A filed March 13, 2007 (File No. 333-140286)

(14)	Incorporated by Reference to our Current Report on Form 8-K filed on March 29, 2007

(15)	Incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008

(16)	Incorporated by Reference to our Annual Report on Form 10-KSB filed April 3, 2007

(17)	Incorporated by Reference to our Current Report on Form 8-K filed September 28, 2007

(18)	Incorporated by Reference to our Current Report on Form 8-K filed May 1, 2008

(19)	Incorporated by Reference to our Current Report on Form 8-K filed August 7, 2007

(20)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004

(21)	Incorporated by Reference to our Current Report on Form 8-K filed November 13, 2008

(22)	Incorporated by Reference to our Current Report on Form 8-K filed December 1, 2008

(23)	Incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009

(24)	Incorporated by Reference to our Current Report on Form 8-K filed June 22, 2009

(25)	Incorporated by Reference to our Annual Report on Form 10-K filed March 27, 2009

(26)	Incorporated by Reference to our Current Report on Form 8-K filed December 30, 2009

NEXXUS LIGHTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nexxus Lighting, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Nexxus Lighting, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Cross, Fernandez & Riley

LLP

Orlando, Florida

March 29, 2010

NEXXUS LIGHTING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$15,167,496	$2,948,632
Trade accounts receivable, less allowance for doubtful accounts of $150,633 and $123,837	1,888,417	2,085,343
Inventories, less reserve of $682,750 and $729,765	4,904,578	4,300,952
Prepaid expenses	195,434	123,180
Other assets	7,367	37,624

Total current assets	22,163,292	9,495,731
Property and equipment:
Machinery and equipment	3,411,167	3,204,222
Furniture and fixtures	766,870	718,387
Computers and software	1,006,729	992,274
Leasehold improvements	561,787	564,048
Property held under capital lease	19,112	19,112

	5,765,665	5,498,043
Accumulated depreciation and amortization	(4,025,419)	(3,484,511)

Net property and equipment	1,740,246	2,013,532
Goodwill	2,396,289	2,926,158
Other intangible assets, less accumulated amortization of $557,289 and $293,694	3,049,194	3,306,533
Deposits on equipment	6,463	57,306
Other assets, net	197,560	44,433

	$29,553,044	$17,843,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,500,858	$3,422,160
Accrued severance and lease termination costs	7,713	588,181
Accrued compensation and benefits	296,023	305,490
Current portion of payable to related party under acquisition agreement	100,000	497,242
Dividends payable	—	80,717
Customer deposits	2,782	65,157
Current portion of deferred rent	58,065	56,702
Other current liabilities	9,291	117,445

Total current liabilities	2,974,732	5,133,094

Promissory notes, net of debt discount	1,978,135	—
Promissory notes to related parties, net of debt discount	1,438,644	—
Convertible promissory notes to related parties, net of debt discount	2,153,191	—
Deferred rent, less current portion	113,733	166,172
Payable to related party under acquisition agreement, less current portion	—	100,000
Other liabilities	6,582	17,059

Total liabilities	8,665,017	5,416,325
Stockholders’ Equity:
Series A convertible preferred stock, $.001 par value, 3,000 shares authorized, none and 1,571 issued and outstanding	—	774,646
Common stock, $.001 par value, 25,000,000 shares authorized, 16,240,503 and 8,134,132 issued and outstanding	16,241	8,134
Additional paid-in capital	49,103,733	32,721,442
Accumulated deficit	(28,231,947)	(21,076,854)

Total stockholders’ equity	20,888,027	12,427,368

	$29,553,044	$17,843,693

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
Revenues	$11,557,486	$14,232,769
Cost of sales	8,468,721	10,753,118

Gross profit	3,088,765	3,479,651
Operating expenses:
Selling, general and administrative	8,414,560	9,014,274
Research and development	634,716	746,836
Restructuring and impairment charge	736,635	2,922,331

Total operating expenses	9,785,911	12,683,441

Operating loss	(6,697,146)	(9,203,790)

Non-operating income (expense):
Interest income	2,023	62,347
Other income	525	41,822
Debt extinguishment costs	—	(628,271)
Abandoned offering costs	—	(318,853)
Interest expense	(460,495)	(323,208)

Total non-operating expense, net	(457,947)	(1,166,163)

Net loss	$(7,155,093)	$(10,369,953)
Preferred stock dividends:
Amortization of the preferred stock beneficial conversion feature and preferred stock discount	(613,743)	(61,279)
Accrual of preferred stock dividends	(711,407)	(80,717)
Deemed dividend on issuance of promissory notes and warrants for preferred stock	(3,074,707)	—
Deemed dividend on issuance of common stock for preferred stock	(3,345,211)	—

Net loss attributable to common stockholders	$(14,900,161)	$(10,511,949)

Basic and diluted loss per common share attributable to common stockholders	$(1.71)	$(1.35)
Basic and diluted weighted average shares outstanding	8,704,534	7,790,708

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008

					Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance, January 1, 2008	—	$—	6,979,103	$6,980	$20,523,602	$(10,706,901)	$9,823,681
Exercise of employee stock options	—	—	43,465	43	188,862	—	188,905
Stock-based compensation	—	—	—	—	430,100	—	430,100
Exercise of warrants	—	—	611,564	611	1,818,362	—	1,818,973
Expenses associated with the sale of common stock and warrants	—	—	—	—	(10,000)	—	(10,000)
Issuance of preferred stock and warrants, net of issuance costs	795	360,925	—	—	3,408,562	—	3,769,487
Issuance of preferred stock and warrants for redemption of promissory notes, net of issuance costs	718	326,240	—	—	3,080,990	—	3,407,230
Issuance of preferred stock and warrants to placement agent	58	26,202	—	—	262,344	—	288,546
Amortization of preferred stock beneficial conversion feature and preferred stock discount	—	61,279	—	—	(61,279)	—	—
Accrual of dividends on preferred stock	—	—	—	—	(80,717)	—	(80,717)
Stock issuance for business acquisition	—	—	500,000	500	2,510,563	—	2,511,063
Issuance of warrants with promissory notes	—	—	—	—	650,053	—	650,053
Net loss	—	—	—	—	—	(10,369,953)	(10,369,953)

Balance, December 31, 2008	1,571	$774,646	8,134,132	$8,134	$32,721,442	$(21,076,854)	$12,427,368
Exercise of employee stock options	—	—	66,397	67	314,644	—	314,711
Stock-based compensation	—	—	—	—	388,910	—	388,910
Exercise of warrants	—	—	400,296	400	536,969	—	537,369
Expenses associated with the issuance of preferred stock and warrants	—	—	—	—	(25,735)	—	(25,735)
Issuance of stock for settlement of severance and lease obligations	—	—	78,000	78	565,422	—	565,500
Issuance of stock to promissory notes placement agent	—	—	20,684	21	132,979	—	133,000
Amortization of preferred stock beneficial conversion feature and preferred stock discount	—	613,743	—	—	(613,743)	—	—
Accrual of dividends on preferred stock	—	—	—	—	(711,407)	—	(711,407)
Stock issuance for business acquisitions	—	—	59,000	59	297,183	—	297,242
Sale of common stock, net of issuance costs	—	—	5,750,000	5,750	15,731,866	—	15,737,616
Issuance of common stock for preferred stock, net of issuance costs	(1,091)	(964,226)	1,731,994	1,732	921,163	—	(41,331)
Issuance of promissory notes and warrants for preferred stock	(480)	(424,163)	—	—	(1,726,285)	—	(2,150,448)
Issuance of warrants with promissory notes	—	—	—	—	570,325	—	570,325
Net loss	—	—	—	—	—	(7,155,093)	(7,155,093)

Balance, December 31, 2009	—	$—	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	Year Ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(7,155,093)	$(10,369,953)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	556,353	486,313
Amortization of intangible assets and other assets	279,008	191,126
Amortization of deferred financing costs and debt discount	254,629	187,839
Amortization of deferred rent	(51,076)	(35,474)
Debt extinguishment costs	—	628,271
Abandoned offering costs	—	318,853
Interest expense paid by issuance of preferred stock and warrants	—	92,630
Restructuring and impairment charge	736,635	2,922,331
Increase in inventory reserve	124,596	258,688
Stock-based compensation	388,910	430,100
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable, net	196,926	(392,055)
Increase in inventories	(788,161)	(312,268)
(Increase) decrease in prepaid expenses	(72,254)	261,128
Decrease in other assets	27,777	15,928
(Decrease) increase in accounts payable	(921,302)	1,299,562
(Decrease) increase in accrued compensation and benefits	(24,435)	115,389
Decrease in deposits	(62,375)	(140,554)

Total adjustments	645,231	6,327,807

Net cash used in operating activities	(6,509,862)	(4,042,146)

Cash Flows from Investing Activities:
Proceeds from sale of investments	—	2,975,000
Purchase of property and equipment	(232,222)	(842,620)
Acquisition costs of Lumificient Corporation, net of cash acquired	(115,285)	(2,461,934)
Acquisition costs of Advanced Lighting Systems, LLC, net of cash acquired	(107,539)	(115,756)
Patents and trademark development costs	(145,672)	(166,909)

Net cash used in investing activities	(600,718)	(612,219)

Cash Flows from Financing Activities:
Payments on promissory note	(118,633)	(9,869)
Payment of dividends	(792,124)	—
Proceeds from sale of common stock, net of issuance costs	15,737,616	—
Proceeds from secured promissory notes	3,735,795	3,500,000
Net proceeds from issuance of preferred stock and warrants	(25,735)	3,872,633
Repayments on revolving line of credit	—	(1,443,000)
Proceeds from exercise of employee stock options and warrants, net	852,080	1,997,878
Cost incurred for abandoned offering	—	(318,853)
Debt issuance costs	—	(166,058)
Costs associated with the issuance of common stock for preferred stock	(41,331)	—
Costs associated with the issuance of promissory notes and warrants for preferred stock	(18,224)	—

Net cash provided by financing activities	19,329,444	7,432,731

Net Increase in Cash and Cash Equivalents	12,218,864	2,778,366
Cash and Cash Equivalents, beginning of period	2,948,632	170,266

Cash and Cash Equivalents, end of period	$15,167,496	$2,948,632

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$10,324	$42,802
Non-cash investing and financing activities:
Fair value of promissory note warrant recorded as a debt discount at issuance	—	597,188
Issuance of common stock for acquisition	297,242	2,511,063
Issuance of common stock to related party for settlement of lease and severance obligations	565,500	—
Issuance of common stock to promissory notes placement agent	133,000	—
Conversion of promissory notes and accrued interest to preferred stock and warrants	—	3,592,630
Exchange of preferred stock for common stock	5,455,776	—
Exchange of preferred stock for promissory notes and warrants	2,400,000	—

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. Nexxus Lighting, Inc. and its wholly owned subsidiaries design, manufacture, market and sell LED and fiber optic lighting products for use in applications in the commercial, architectural, signage, entertainment, swimming pool and OEM markets. The Company has two wholly owned subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation. In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision during 2008 to integrate the operations of Advanced Lighting Systems, LLC with the Company’s operations in Orlando, Florida in the first quarter of 2009.

The Company organizes its sales approach into the commercial/architectural market, which includes Array replacement lamps and sign lighting, and the pool and spa market. The Company markets and sells its LED and fiber optic lighting products and systems through its Nexxus Commercial Lighting and Lumificient divisions. The Nexxus Commercial Lighting division derives its revenues primarily from sales of Array LED replacement lamps, Savi® brand LED lighting systems and controls, the Super Vision® fiber optic brand of products and LiveLED™ and eLUM™ LED lighting systems and controls. Lumificient Corporation serves the sign, commercial, architectural and OEM lighting market primarily through sales of its Hyperion R-Lite™ and Lumeon360™ brand of products. The Nexxus Lighting Pool & Spa division serves the pool, spa and water feature lighting market with the broadest range of LED and fiber optic pool and spa lighting products in the industry. Each Nexxus Lighting division markets and distributes its products globally primarily through multiple networks of independent sales representatives and distributors.

Principles of consolidation – The consolidated financial statements include the accounts of Nexxus Lighting, Inc. and its wholly owned subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation (collectively, the Company). All of the operations of Advanced Lighting Systems, LLC were consolidated with other Company operations in the first quarter of 2009. Significant inter-company accounts and transactions have been eliminated.

FASB Codification – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification™ (Codification) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $15 million at December 31, 2009. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

On December 21, 2009, the Company issued $2,400,000 in principal amount of convertible promissory notes and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock in exchange for 480 shares of outstanding Series A preferred Stock (Note 9). The convertible promissory notes were valued using unobservable inputs (Level 3).

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (Note 8). The promissory notes issued pursuant to the Note and Warrant Purchase Agreement were valued using observable inputs other than quoted prices (Level 2).

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. Goodwill impairment was measured on a nonrecurring basis using the income approach, which utilizes inputs classified as level three in the fair value hierarchy (Note 4).

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock and convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Beneficial conversion and warrant valuation – In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”, the Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB ASC 350 “Intangibles – Goodwill and Other” (ASC 350) and FASB ASC 360 “Property, Plant, and Equipment”.

Identified intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill and indefinite-lived intangibles as of the last day of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined using the income approach, corroborated by comparison to market capitalization and key multiples of comparable companies. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company used a buildup approach which includes an assessment of the risk free interest rate, the rate of return expected from publically traded stocks, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value growth rates, future capital expenditures and changes in future working capital requirements. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or margin growth rates of certain reporting units are not achieved or changes in strategy or market conditions occur, the Company may be required to record goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

For the year-ended December 31, 2008, as a result of a continuing decline in sales and reforecasted expected future cash flows for the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC (ALS), the Company performed the impairment test prescribed by ASC 350 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition of ALS. The Company recorded impairment charges totaling $2,138,989, of which $1,458,989 represented an impairment charge for goodwill.

For the year-ended December 31, 2009, the Company completed its annual impairment test for the goodwill associated with the acquisition of Advanced Lighting Systems, LLC and recognized a goodwill impairment charge of $612,632, which represents all of the remaining goodwill recognized during the Company’s 2007 acquisition of Advanced Lighting Systems, LLC. In addition, the Company recorded an impairment charge of $124,003 related to customer relationships acquired in the 2007 acquisition. The impairment charges are discussed further in Note 4.

For the year-ended December 31, 2009, the Company completed its annual impairment test for the goodwill associated with the acquisition of Lumificient Corporation in 2008. The Company determined that the estimated fair value of this reporting unit exceeded its carrying amounts and a 10% decrease in fair value for this reporting unit would not have resulted in a goodwill impairment charge.

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

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $278,000 and $359,000 for the years ended December 31, 2009 and 2008, respectively.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. Employee stock options, warrants and convertible securities were not included in the computation of loss per share for 2009 and 2008 because to do so would have been anti-dilutive. At December 31, 2009 and 2008, the Company had 4,327,087 and 4,912,360 potentially dilutive common shares, respectively.

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

	Years Ended December 31,
	2009	2008
Expected volatility	68.4% - 86.6%	63.9% - 84.5%
Weighted-average volatility	81.6%	74.7%
Risk-free interest rate	0.4% - 1.9%	1.5% - 3.3%
Expected dividend yield	—%	—%
Expected life in years	3.3 - 8.9	2.8 - 8.7

Under ASC 718, stock-based compensation expenses recognized in the accompanying statements of operations for the years ended December 31, 2009 and 2008 was $388,910 and $430,100, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2009 and 2008 to increase by $0.04 and $0.06, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

Major suppliers – The Company made purchases from two major suppliers representing approximately 20% and 12% of total net purchases for the year ended December 31, 2009, compared to purchases from three major suppliers representing approximately 19%, 12% and 10% of total net purchases for the year ending December 31, 2008.

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

Advanced Lighting Systems, LLC – On September 28, 2007, Advanced Lighting Systems, Inc., which was headquartered in Sauk Centre, Minnesota, was merged with and into the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC, a Delaware limited liability company (ALS), pursuant to an agreement dated August 3, 2007.

In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of ALS with SV Lighting’s operations in Orlando, Florida. In March 2009, the Company closed ALS’ Sauk Centre facility and transferred production to its Orlando facility and to existing third party manufacturers. The Company recorded a restructuring and impairment charge totaling $2,922,331 for the year ended December 31, 2008. This charge includes impairment of intangible assets totaling $2,138,989, employee stay bonuses and termination benefits of $22,681, of which $14,968 was paid in 2009, an increase in the reserve for inventory to be scrapped or destroyed of $171,611 and the write-off of equipment and other assets of $23,550. In addition, the charge includes a $565,500 liability for the settlement of a related party office lease and certain severance obligations, which was paid by issuing 78,000 shares of the Company’s common stock in 2009.

Lumificient Corporation – On April 30, 2008, the Company acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation (Lumificient). This acquisition expanded our intellectual property portfolio, including advanced technology for LED products, and enhanced our research and development capabilities. The purchase price of $5,414,258 (including acquisition costs of $315,597) was funded with $2,624,203 of our available cash and short-term investment balances plus 475,000 shares of our common stock valued at $2,392,813 on the date of the acquisition. The value of the stock issued in conjunction with the purchase agreement was based on the average market price of the Company’s common stock over the five-day period before and after the terms of the acquisition were agreed to and announced. In 2009, pursuant to a contractual “earn-out” obligation in the Lumificient stock purchase agreement, the Company issued 59,000 shares of common stock valued at $297,242 to the selling shareholders of Lumificient for achievement of the 2008 performance milestones. The performance milestones for 2009 were not achieved. As of December 31, 2009, the purchase price includes a liability due to related party (seller) for a $100,000 indemnity holdback for possible future claims, which is due and payable by March 31, 2010. The purchase price is subject to adjustment for claims against the indemnity holdback.

The acquisition has been accounted for in accordance with FASB ASC 805 “Business Combinations” and the consolidated statements of operations include the results of Lumificient since the date of acquisition, April 30, 2008. The assets acquired and liabilities assumed are recorded at estimates of fair value as determined by management based on information available. The excess of the purchase price over the fair value of acquired assets and liabilities assumed is allocated to goodwill. Management considered a number of factors, including valuations or appraisals when allocating the purchase price. The allocation of the purchase price follows:

Cash	$46,985
Accounts receivable	375,690
Inventories	633,161
Property, plant and equipment	304,236
Patents	890,000
Trademark	880,000
Customer relationships	1,010,000
Non-competition agreement	60,000
Goodwill	2,396,289
Other long-term assets	7,000
Accounts payable	(870,118)
Accrued expenses	(174,610)
Assumed debt	(144,375)

Purchase price	$5,414,258

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

3.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials	$3,034,675	$3,446,285
Work in process	—	53,130
Finished goods	2,552,653	1,531,302

	5,587,328	5,030,717
Less reserve for obsolescence	(682,750)	(729,765)

Net inventories	$4,904,578	$4,300,952

4.	GOODWILL AND OTHER INTANGIBLE ASSETS:

At December 31, 2009, the Company had the following intangible assets:

	December 31, 2009
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,434,597	$—	$(151,956)	$1,282,641
Trademarks	924,394	—	(95,159)	829,235
Customer relationships	1,170,000	(124,003)	(204,330)	841,667
Non-compete agreement	60,000	—	(25,000)	35,000
Product certification and licensing costs	141,495	—	(80,844)	60,651

	$3,730,486	$(124,003)	$(557,289)	$3,049,194

Intangible assets not subject to amortization:
Goodwill	$3,008,921	$(612,632)	$—	$2,396,289

At December 31, 2008, the Company had the following intangible assets:

	December 31, 2008
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,712,173	$(410,000)	$(85,139)	$1,217,034
Trademarks	918,369	—	(42,181)	876,188
Customer relationships	1,170,000	—	(87,333)	1,082,667
Non-compete agreement	140,000	(80,000)	(10,000)	50,000
Product certification and licensing costs	139,685	—	(59,041)	80,644
Backlog	10,000	—	(10,000)	—

	$4,090,227	$(490,000)	$(293,694)	$3,306,533

Intangible assets not subject to amortization:
Trademark	$190,000	$(190,000)	$—	$—
Goodwill	4,385,147	(1,458,989)	—	2,926,158

	$4,575,147	$(1,648,989)	$—	$2,926,158

As a result of a decline in sales and reforecasted expected future cash flows for the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC, the Company performed the impairment test prescribed by FASB ASC 350 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition. The Company recorded impairment charges totaling $736,635 and $2,138,989, which is included in our consolidated statement of operations for the years ended December 31, 2009 and 2008, respectively. To determine the fair value of the intangible assets, the Company used the relief from royalty method for the trademarks, an excess earnings method for the customer relationships, and an income approach method for the non-compete agreement.

Patents and trademarks are amortized using the straight-line method over their useful lives of 17 years. Amortization expense on patents and trademarks was $119,797 and $62,068 during the years ended December 31, 2009 and 2008, respectively. Customer relationships are amortized using the straight-line method over their useful lives of 10 years. Amortization expense on customer relationships was $116,996 and $67,333 for the years ended December 31, 2009 and December 31, 2008, respectively. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications), technology licensing costs for certain fiber optic lighting products and systems and LED lighting products and systems and non-compete agreements. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with FASB ASC 350 “Intangibles – Goodwill and Other”. Amortization expense on other intangible assets was $42,215 and $61,725 during 2009 and 2008, respectively.

As of December 31, 2009, amortization expense on intangible assets for the next five years and thereafter is as follows, excluding $250,290 invested in patents, trademarks or product certifications which are not yet being amortized as the patent, trademark or product certification is not complete:

	2010	2011	2012	2013	2014	Thereafter	Totals
Patents	$78,429	$78,429	$78,429	$78,429	$77,379	$663,494	$1,054,589
Trademarks	53,058	53,058	53,058	52,905	52,882	542,036	806,997
Product certification and licensing costs	25,105	18,741	5,045	3,107	924	7,729	60,651
Customer relationship	101,000	101,000	101,000	101,000	101,000	336,667	841,667
Non-compete agreement	15,000	15,000	5,000	—	—	—	35,000

Total	$272,592	$266,228	$242,532	$235,441	$232,185	$1,549,926	$2,798,904

5.	OPERATING LEASES:

On November 30, 2006, the Company entered into a five year operating lease agreement with EastGroup Properties, L.P., (Eastgroup) an unrelated party. Pursuant to the lease, on April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which the Company uses for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,486 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on the Company’s consolidated balance sheets and is being amortized as a reduction of rent expense over the life of the lease. On July 31, 2009, the Company entered into the first amendment to the lease agreement which reduced base rent by approximately $700 per month for the period of August 2009 through March 2010.

On February 27, 2007, the Company entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s corporate headquarters in Charlotte, North Carolina. The Company originally leased approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent increases annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972.

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

Lumificient has entered into an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. The Company acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, Lumificient is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease originally terminated on February 28, 2010. On December 28, 2009, Lumificient entered into a lease extension agreement with Schany Family Limited Partnership that extends the lease until February 28, 2013. Base rent under the lease at March 1, 2010 is $5,412 and increases 2% annually each March.

Total rent expense for the years ended December 31, 2009 and 2008 was $479,714 and $540,190, respectively.

The future minimum payment obligations as of December 31, 2009 under the operating leases described above are as follows:

2010	$511,155
2011	529,651
2012	242,394
2013	11,262

Total future payment obligations	$1,294,462

6.	CONCENTRATION OF CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

A portion of the Company’s LEDs and LED lighting products and systems are manufactured by select third party manufacturers. While the Company believes alternative manufacturers for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price.

The Company depends on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of one or more of these manufacturers or delays in obtaining shipments could have a material adverse effect on the Company’s operations until such time as an alternative manufacturer could be found.

7.	INCOME TAXES:

As of December 31, 2009 and 2008, the Company had approximately $22,583,000 and $17,085,000 in net operating loss carry forwards for federal and state income tax purposes, respectively, which expire between 2009 and 2029. Generally, these can be carried forward and applied against future taxable income. However, as a result of stock offerings and stock issued in connection with the acquisitions, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company is in the process of evaluating the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
Accounts receivable	$54,000	$45,000
Inventories	236,000	254,000
Accrued expenses	52,000	83,000
Depreciation	(220,000)	(184,000)
Intangible assets	161,000	50,000
Stock warrants	470,000	371,000
Other	20,000	39,000
Net operating loss carry forwards	8,025,000	6,462,000

	8,798,000	7,120,000
Valuation allowance	(8,798,000)	(7,120,000)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the realizability of the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $8,798,000 at December 31, 2009, an increase of approximately $1,678,000 over December 31, 2008.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2009 and 2008:

	2009		2008
	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(2,433,000)	(34.0)	$(3,526,000)	(34.0)
Deferred state tax benefit	(178,000)	(2.5)	(260,000)	(2.5)
Change in valuation allowance	1,678,000	23.5	3,225,000	31.1
Goodwill and intangible asset impairment	251,000	3.5	722,000	7.2
Adjustment to net operating loss carryforwards	669,000	9.3	(178,000)	(1.7)
Non-deductible expenses	13,000	0.2	17,000	(0.1)

Income tax expense	$—	—	$—	—

8.	PROMISSORY NOTES:

December 2009 Convertible Promissory Notes – On December 21, 2009, the Company issued $2,400,000 in principal amount of convertible promissory notes and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock in exchange for 480 shares of outstanding Series A preferred Stock. See Note 9 for further discussion of this transaction.

June 2009 Promissory Notes – On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the Notes) and 285,000 warrants (the Note Warrants) to purchase shares of the Company’s common stock. The Notes were payable in full on January 5, 2011 and incurred simple interest at the rate of 10.0% per year. The interest was payable a year after the closing date and at maturity. The Notes were secured by all of the assets of the Company.

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement requires additional warrants (the Additional Warrants) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrued ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remained outstanding for a year, 285,000 Additional Warrants were to be issued. If the Notes, or a portion of the Notes, were redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued were to be prorated for the time the Notes are outstanding.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount is being amortized over the life of the Notes using the effective interest method. As of December 31, 2009, $187,104 of the discount has been amortized to interest expense.

The Company incurred $196,353 of deferred financing costs which is being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. As of December 31, 2009, $64,627 of the deferred financing costs has been amortized to interest expense.

The holders of the Notes included certain directors or entities affiliated with them. Patrick Doherty, one of the Company’s directors, is president of Mariner Private Equity, LLC. The Company owed entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $80,548 in accrued interest as of December 31, 2009. The Company owed Michael Brown, one of the Company’s directors, $100,000 in principal and $5,370 in accrued interest as of December 31, 2009. The principal amount of these Notes, net of the unamortized discount for the relative fair value of the Note Warrants and Additional Warrants of $161,356, has been included in “Promissory notes to related parties, net of debt discount” on the accompanying consolidated balance sheet.

The Note and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due. For the quarter ended September 30, 2009, the Company was not in compliance with certain financial covenants as required by the agreement. The holders of the Notes waived these covenant violations for the quarter ended September 30, 2009.

In the first quarter of 2010, the Company repaid the principal and accrued interest outstanding on the promissory notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company has issued 196,766 Additional Warrants. The Company expensed the unamortized deferred financing costs and discount on the date of repayment.

June 2008 Promissory Notes – On June 26, 2008, the Company entered into a Note and Warrant Purchase Agreement (the Note Purchase Agreement), with a limited number of stockholders, all of which were accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the Notes) and 218,750 warrants (the Note Warrants) to purchase shares of the Company’s common stock. The Notes were due in December 2009 and had an effective simple interest rate of 7.0% which was payable 180 days after the closing date and every 180 days thereafter. The Notes were secured by substantially all the assets of the Company and included certain financial covenants.

The Note Warrants have an original exercise price of $7.33 per share and expire three years after the date of issuance. Note Warrants to purchase 0.0625 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement required additional warrants to be issued for each six month period the Notes were outstanding.

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

On November 12, 2008, the Notes were exchanged for preferred stock and warrants (Note 9). No additional warrants were or will be issued under the Notes. Pursuant to the terms in the Purchase Agreement, the exercise price of the 218,750 Note Warrants was adjusted to $6.40 to match the exercise price of the warrants issued in the preferred stock transaction. The change in exercise price was accounted for as a modification of the security resulting in an increase in the fair value of the Note Warrants of $52,865, which was expensed as debt extinguishment costs on the consolidated statements of operations for the year-ended December 31, 2008. The change in fair value of the Note Warrants was calculated using the Black-Scholes model with the following assumptions: Expected life in years: 2.6; Estimated volatility: 71.5%; Risk-free interest rate: 1.4%; Dividend yield of 0%.

9.	PREFERRED STOCK AND WARRANTS:

At December 31, 2009, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the Stock Purchase Agreement) with a limited number of accredited investors. Pursuant to the Stock Purchase Agreement, the Company issued Series A convertible preferred stock (the Preferred Stock) and warrants in a private placement, for aggregate consideration of $7,855,776 (before issuance costs incurred in 2008 of $390,513), consisting of $3,974,600 in cash, cancellation of $3,592,630 in principal and accrued interest on the Company’s secured promissory notes and $288,546 as compensation for issuance costs in lieu of cash. The net proceeds were used for working capital and general corporate purposes, including supporting the launch of new products.

The Company issued 1,513.44 units of Preferred Stock and warrants (Preferred Stock Units) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consisted of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. As the Preferred Stock was not redeemed prior to one year after the closing date of the transaction, warrants to purchase 750 additional shares of the Company’s common stock per unit were issued. In total, the holders of Preferred Stock were issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the Preferred Warrants), for a total of 2,356,732 common shares under warrants.

Preferred Stock Units Issued for Cash – The Company issued 794.92 Preferred Stock Units for cash consideration of $3,974,600. The Company calculated an effective conversion rate which gives effect to the allocation of proceeds from the transactions to the warrants on a relative fair value basis. The Company allocated the proceeds based on the relative fair values of the Preferred Stock and the Preferred Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Preferred Warrants was estimated to be $1,806,837 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $2,167,763, of which $1,806,838 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments.

Preferred Stock Units Exchanged for Promissory Notes – In exchange for the cancellation of $3,500,000 in principal amount of secured promissory notes and $92,630 of accrued interest relating to the promissory notes, the Company issued 718.53 Preferred Stock Units. The fair value of the Preferred Stock Units was determined using a simulation model of discounted cash flows and was estimated to be $5,000 per unit, for a total gross fair value of $3,592,630 on the date of issue. The Company estimated the fair value of the Preferred Warrants to total $1,633,195. The gross fair value of the Preferred Stock totaled $1,959,435, of which $1,633,195 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

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

The Preferred Stock was redeemable by the Company at any time and the holders were initially entitled to cumulative dividends at the rate of 8% per annum, increasing to 10% commencing 180 days after the date of issuance and 16% commencing 360 days after the date of issuance. The dividends were payable in cash, with an initial payment date of November 1, 2009. At the option of the holder, the preferred stock was convertible at any time commencing four years after issuance into shares of common stock at a conversion rate equal to the market price of the Company’s common stock at the time of the conversion or $6.59, whichever is greater.

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock was redeemable by the Company at any time and a percentage was redeemable at the option of the holder if the Company raised equity capital in excess of $5,000,000. Although the Preferred Stock did not have a stated maturity provision, the Company believed the conversion to common stock or redemption of the Preferred Stock, was more likely than not. As a result, the Company will recognize the amount by which the stated value of the preferred stock exceeded the carrying value as a deemed dividend. The excess of the stated value of the preferred stock over the carrying value of $7,142,409 was recorded as a charge to additional paid-in capital in our Consolidated Statements of Stockholder’s Equity, as the Company had an accumulated deficit on the date of the transaction. This deemed distribution is recorded as an accretion to the Preferred Stock over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. For the year-ended December 31, 2009, $613,743 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s consolidated statements of operations.

The Preferred Stock and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in an immediate increase in the stated dividend rate to 16% and the right to designate one member of the Company’s Board of Directors. As of September 30, 2009, the Company was not in compliance with certain financial covenants as required by the agreement. The preferred stockholders waived these covenant violations for the quarter ended September 30, 2009.

On October 29, 2009, the Company entered into an agreement (the Exchange Agreement) with the holders (the Preferred Shareholders) of all of its outstanding Preferred Stock including certain of its directors or entities affiliated with such directors, to exchange all 1,571.15 outstanding shares of Preferred Stock for other securities of the Company (the Exchange). The Exchange was contingent upon consummation of a Qualified Public Offering, as such term is defined in the Exchange Agreement. Pursuant to the Exchange Agreement, the holders of the Preferred Stock waived receipt of dividend payments on the Preferred Stock and dividends in excess of 10% per annum until the earlier of the Exchange Date (as such term is defined in the Exchange Agreement), the termination of a Qualified Public Offering, or May 1, 2010. Also on October 29, 2009, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on offering of its common stock (the Follow-on Offering), which closed on December 21, 2009.

The Exchange was affected simultaneously with the closing of the Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Preferred Stock elected to receive common stock in the Exchange (Option 1 Exchange). The number of shares of common stock delivered in the Exchange, amounting to 1,731,994, was determined by dividing $5,455,750 (which represented the stated value of the Preferred Stock being exchanged for common stock) by the greater of (i) $3.15 or (ii) the $3.00 per share public offering price in the Follow-on Offering. The Preferred Shareholders holding the remaining 480 shares of Preferred Stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, and Michael Brown, one of the Company’s directors. In the Exchange, these Preferred Shareholders received convertible promissory notes (the Exchange Notes) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the Exchange Warrants) (Option 2 Exchange). The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants. On December 21, 2009, the Company paid all outstanding dividends on the Preferred Stock totaling $792,124.

Option 1 – The Option 1 Exchange allowed the Preferred Shareholders to exchange their Preferred Stock for shares of the Company’s common stock. The Option 1 Exchange meets the definition of an induced conversion as provided in current accounting standards because it (i) provided conversion privileges which were exercisable only for a limited period of time or occurrence of a specific event, at the option of the holders, and (ii) it included the issuance of all of the equity securities which were issuable pursuant to conversion privileges included in the terms of the original convertible contract upon its issuance. As a result, the excess of the fair value of the common stock issued in the Exchange over the common stock equivalent value of the Preferred Stock was reflected as a charge to stockholders’ equity in a manner similar to that of a dividend. As the Company had an accumulated deficit at the time of the Exchange, the deemed dividend is recorded to additional paid-in capital. In addition, the deemed dividend has been reflected as an addition to net loss in arriving at net loss attributable to common stockholders and loss per common share.

Option 2 – The Option 2 Exchange allowed those holders of Preferred Stock to exchange their Preferred Stock for the Exchange Notes and Exchange Warrants. The Option 2 Exchange did not meet the definition of an induced conversion as it did not result in the issuance of the equity securities which were issuable pursuant to conversion privileges included in the terms of the Preferred Stock at issuance. Accordingly, the Option 2 Exchange is treated as redemption of the Preferred Stock which requires recognition of the excess of the fair value of the consideration issued (the Exchange Notes and Exchange Warrants) over the carrying value of the Preferred Stock, less issuance costs, as a return to the Preferred Shareholders. Similar to the accounting recognition provided for inducements, the amount of the excess is treated in a manner similar to the treatment of dividends paid on preferred stock.

The following table illustrates the components of the accounting for the Exchange:

	Option 1	Option 2	Total
Issuances, at fair values:
Common Stock	$(4,309,436)	$—	$(4,309,436)
Exchange Notes	—	(2,150,448)	(2,150,448)
Exchange Warrants	—	(1,221,256)	(1,221,256)

	$(4,309,436)	$(3,371,704)	$(7,681,140)

Redemptions:
Series A Preferred Stock	$964,225	$424,164	$1,388,389
Associated Issuance Costs	—	(127,167)	(127,167)
Deemed Dividends	3,345,211	3,074,707	6,419,918

	$4,309,436	$3,371,704	$7,681,140

The $3.70 fair value of the Company’s common stock was derived from the active trading market for the shares. The fair value of the Exchange Notes was estimated based upon the present value of their future cash flows, using credit risk adjusted rates, as enhanced by the fair value of the embedded conversion feature (ECF). Since the Company does not have an established credit rating, the credit risk adjusted yield of 10.3% was determined by reference to comparable instruments in public markets. The fair value of the ECF was determined using the Monte Carlo Simulation (MCS). MCS is an option-based model that embodies assumptions that would likely be considered by market participants who trade the financial instrument. In addition to more traditional assumptions, such as trading market values, trading volatilities and risk-free rates, MCS assumptions include credit risk, interest risk and redemption considerations. The fair value of the Exchange Warrants was determined using the Black-Scholes-Merton valuation technique over the term to contractual expiration. Significant assumptions included in these valuation techniques were as follows:

Assumption
Credit-risk adjusted rates (based upon comparables):
Exchange of Notes	10.3%
ECF Range of Rates	8.5% - 10.3%
Volatility (based upon historical trading volumes and prices):
ECF Range of Periods	53.2% - 68.9%
Exchange Warrants	65.6%

In evaluating the accounting for the Exchange, the Company also considered current classification and measurement standards associated with the ECF and the Exchange Warrants. The ECF is an equity-linked feature that is not clearly and closely related to the risks of the host debt instrument. However, current accounting standards afforded an exemption to bifurcation of the ECF because it is both indexed to the Company’s own stock and otherwise met the definition of Conventional Convertible based upon the fixed conversion price. The Exchange Warrants are both indexed to the Company’s own stock and met all other conditions necessary for their classification in stockholders’ equity. Finally, the Company’s consideration of whether a beneficial conversion feature (BCF) was present in the hybrid debt agreement indicated that the effective conversion price was higher than the trading market price on the date of issuance. Accordingly, the Exchange Notes did not embody a BCF.

The final value allocated to the Exchange Notes of $2,150,448 is less than the face value of $2,472,000 on the issuance date. This original issue discount of $321,552 is being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $2,743 during the period from issuance to December 31, 2009.

10.	CAPITAL STOCK:

Common stock – At December 31, 2009 the Company has reserved Common Stock for issuance in relation to the following:

Employee Stock Options	587,437
Shares Subject to Warrants	6,331,943

On December 21, 2009, the Company closed a follow-on public offering of 5,750,000 shares of its common stock at a public offering price of $3.00 per share. The aggregate amount of common shares sold reflects the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock to cover over-allotments. The Company received aggregate proceeds of $15,737,616, net of issuance costs.

Stock warrants – The Company has 6,331,943 warrants outstanding in connection with the transactions described below and in Note 8 and Note 9.

The Company has granted a 10-year warrant (Kingstone Warrants) for 289,187 shares of Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the Private Placement). Each unit consisted of 100 shares of common stock, a warrant to purchase 60 shares of common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the Base Warrants) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the Additional Warrants). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended. All the outstanding Additional Warrants were exercised during the year-end December 31, 2008. During the years ended December 31, 2009 and 2008, 340,973 and 6,188, respectively, of the Base Warrants were exercised.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the Placement Agent Warrant) to purchase 322,870 shares of the Company’s Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement. During the year ended December 31, 2009, the placement agent exercised 150,000 of the 322,870 shares under the Placement Agent warrant.

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

The total number of shares under warrants to purchase common stock as of December 31, 2009 is listed in the table below:

Associated Transaction	Number of Warrants
Kingstone Warrants	289,187
2006 Private Placement – Base Warrants	2,074,364
2006 Private Placement – Agent Warrants	172,870
2008 Promissory Note – Warrants	218,750
2008 Preferred Stock – Warrants	2,270,167
2008 Preferred Stock – Agent Warrants	86,565
2009 Promissory Notes	285,000
2009 Convertible Promissory Notes	935,040

Total Shares Subject to Warrants	6,331,943

Abandoned Public Offering – On November 13, 2008, the Company applied to the Securities and Exchange Commission (SEC) to withdraw its Registration Statement on Form S-1 filed with the SEC on August 28, 2008 relating to a proposed follow-on public offering of its common stock. No securities were sold in connection with the proposed follow-on public offering. For the year-ended December 31, 2008, the Company expensed offering costs relating to the abandoned follow-on public offering totaling $318,853.

11.	STOCK OPTION PLANS:

The Company adopted a stock option plan in 1994 (the 1994 Plan) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2009, options to purchase 21,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the 2003 Plan) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000, subject to shareholder approval at the Company’s next annual meeting. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vested ratably over a three-year period or based on achievement of performance criteria. The Company typically granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31,

2009, 446,223 shares of common stock were vested and exercisable under the 2003 Plan. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The average fair value of options granted at market during 2009 and 2008 was $4.85 and $4.80 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $112,570 and $125,945, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2009 was $78,198. At December 31, 2009, there were 587,437 options outstanding under both plans.

The following table summarizes activity of the stock option plans for the years ended December 31, 2009 and 2008:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2008	147,368	581,817	$4.31
Increase in options under the 2003 Plan	140,000	—
Options granted at market	(219,450)	219,450	6.93
Options exercised	—	(43,465)	4.49
Options forfeited or expired	163,651	(168,251)	5.71

Balance, December 31, 2008	231,569	589,551	$4.87
Options granted at market	(251,950)	251,950	6.76
Options exercised	—	(66,397)	4.96
Options forfeited or expired	184,917	(187,667)	6.76

Balance, December 31, 2009	164,536	587,437	$5.06

Of the 587,437 options outstanding at December 31, 2009, 467,223 are vested and exercisable. At December 31, 2009, the weighted average exercise price of vested options outstanding was $4.69, the weighted average remaining contractual term (in years) was 6.32, and the aggregate intrinsic value was $78,198.

A summary of the non-vested shares as of December 31, 2009 and changes during the year ending December 31, 2009 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2009	143,638	$4.19
Granted	251,950	4.85
Vested	(96,611)	4.91
Forfeited	(178,763)	4.94

Non-vested at December 31, 2009	120,214	$3.87

As of December 31, 2009, the total future compensation cost related to non-vested awards is estimated to be approximately $162,000, $40,000 and $9,000 for the years ending December 31, 2010, 2011, and 2012 respectively.

The total fair value of shares vested during the years ended December 31, 2009 and 2008 was approximately $475,000 and $333,000, respectively.

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. The grant date weighted average fair value of performance options granted during 2009 and 2008 was $5.55 and $4.72, respectively. As of December 31, 2009, there was no unrecognized compensation cost related to non-vested performance options since the attainment of the performance objectives were not considered probable. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2009 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2009 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	143,250	$3.97	8.84	$160,950
Granted	100,000	5.81
Forfeited or expired	(127,600)	5.61

Outstanding at December 31, 2008	115,650	$3.75	7.80	$404,416
Granted	130,000	7.26
Options exercised	(7,900)	5.81
Forfeited or expired	(109,540)	7.28

Outstanding at December 31, 2009	128,210	$4.16	7.09	$60,000

Exercisable at December 31, 2009	107,750	$3.60	6.71	$60,000

A summary of the non-vested shares that vested, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2009 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at January 1, 2009	27,650	$4.72
Granted	130,000	5.55
Vested	(27,650)	4.72
Forfeited	(109,540)	5.59

Non-vested at December 31, 2009	20,460	$5.33

12.	EXPORT SALES:

Sales to foreign markets as a percentage of the Company’s total revenues were as follows:

	2009	% of Sales	2008	% of Sales
Foreign markets:
Americas (excluding USA)	$811,229	7%	$696,662	5%
Europe, the Middle East and Africa	576,493	5%	549,663	4%
Asia Pacific	136,433	1%	21,366	0%
Japan	34,968	0%	42,386	0%

13.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company made matching contributions equal to 50% of the participants’ contributions, to a maximum of 3% of the participants’ salary. On November 1, 2008, the Company elected to cease matching contributions. Total matching contributions paid by the Company were approximately $48,000 for the year ended December 31, 2008.

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

16.	SUBSEQUENT EVENTS:

No material subsequent events have occurred since December 31, 2009 that requires recognition or disclosure in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

Date: March 29, 2010	By:	/s/ Michael Bauer
Michael Bauer, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer
Michael Bauer – President	March 29, 2010
Chief Executive Officer / Director
(Principal Executive Officer)

/s/ Gary R. Langford	March 29, 2010
Gary R. Langford– Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Brown
Michael J. Brown – Director	March 29, 2010

/s/ Brian McCann	March 29, 2010
Brian McCann – Director

/s/ Patrick Doherty	March 29, 2010
Patrick Doherty – Director

/s/ Edgar Protiva	March 29, 2010
Edgar Protiva – Director

/s/ William Yager	March 29, 2010
William Yager – Director

/s/ Chris Richardson	March 29, 2010
Chris Richardson – Director