Form 10-Q
period 2010-03-31
Nexxus Lighting, Inc.
filed 2010-05-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Number of shares of Common Stock, $.001 par value, outstanding on May 5, 2010: 16,245,503

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) March 31, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,989,060	$15,167,496
Trade accounts receivable, less allowance for doubtful accounts of $235,436 and $150,633	2,176,767	1,888,417
Inventories, less reserve of $703,081 and $682,750	5,181,301	4,904,578
Prepaid expenses	283,928	195,434
Other assets	26,159	7,367

Total current assets	16,657,215	22,163,292

Property and equipment	5,827,586	5,765,665
Accumulated depreciation and amortization	(4,156,233)	(4,025,419)

Net property and equipment	1,671,353	1,740,246

Goodwill	2,402,200	2,396,289
Other intangible assets, less accumulated amortization of $589,757 and $557,289	3,014,855	3,049,194
Deposits on equipment	6,463	6,463
Other assets, net	62,909	197,560

	$23,814,995	$29,553,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,543,622	$2,500,858
Accrued compensation and benefits	437,646	303,736
Payable to related party under acquisition agreement	—	100,000
Current portion of deferred rent	60,178	58,065
Customer deposits	—	2,782
Other current liabilities	4,834	9,291

Total current liabilities	3,046,280	2,974,732

Convertible promissory notes to related parties, net of debt discount	2,178,000	2,153,191
Promissory notes, net of debt discount	—	1,978,135
Promissory notes to related parties, net of debt discount	—	1,438,644
Deferred rent, less current portion	98,521	113,733
Other liabilities	2,117	6,582

Total liabilities	5,324,918	8,665,017

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 16,245,503 and 16,240,503 issued and outstanding	16,246	16,241
Additional paid-in capital	49,171,415	49,103,733
Accumulated deficit	(30,697,584)	(28,231,947)

Total stockholders’ equity	18,490,077	20,888,027

	$23,814,995	$29,553,044

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue	$3,162,059	$3,036,682
Cost of sales	2,450,692	1,981,528

Gross profit	711,367	1,055,154

Operating Expenses:
Selling, general and administrative	2,287,234	2,351,752
Research and development	288,848	107,724

Total operating expenses	2,576,082	2,459,476

Operating Loss	(1,864,715)	(1,404,322)

Non-Operating Income (Expense):
Interest expense	(159,479)	(65)
Debt extinguishment costs	(441,741)	—
Other income	298	1,616

Total non-operating expense, net	(600,922)	1,551

Net Loss	$(2,465,637)	$(1,402,771)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	—	(123,476)
Accrual of preferred stock dividends	—	(160,193)

Net loss attributable to common stockholders	$(2,465,637)	$(1,686,440)

Basic and diluted loss per common share attributable to common shareholders	$(0.15)	$(0.21)

Basic and diluted weighted average shares outstanding	16,240,836	8,160,032

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027
Exercise of employee stock options	5,000	5	14,895	—	14,900
Stock-based compensation	—	—	102,741	—	102,741
Expenses associated with the sale of common stock	—	—	(49,954)	—	(49,954)
Net loss	—	—	—	(2,465,637)	(2,465,637)

Balance, March 31, 2010	16,245,503	$16,246	$49,171,415	$(30,697,584)	$18,490,077

See accompanying notes to unaudited consolidated financial statements

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(2,465,637)	$(1,402,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,930	131,022
Amortization of intangible and other assets	68,464	62,016
Amortization of debt discount and debt issuance costs	100,940	—
Debt extinguishment costs	441,741	—
Amortization of deferred rent	(13,099)	(11,652)
Loss on disposal of property and equipment	774	1,790
Increase in inventory reserve	20,331	3,782
Stock-based compensation	102,741	120,763
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(288,350)	70,689
Inventories	(297,054)	(408,842)
Prepaid expenses	(88,494)	(58,567)
Other assets	(18,792)	(84)
Increase (decrease) in:
Accounts payable	42,764	213,723
Accrued compensation and benefits	133,910	(4,391)
Customer deposits	(2,782)	(44,341)
Other liabilities	(8,922)	—

Total adjustments	331,102	75,908

Net cash used in operating activities	(2,134,535)	(1,326,863)

Cash Flows from Investing Activities:
Purchase of property and equipment	(75,261)	(150,813)
Proceeds from the sale of property and equipment	6,450	—
Acquisition costs of Lumificient Corporation, net of cash acquired	(105,911)	(115,285)
Acquisition costs of Advanced Lighting Systems, LLC, net of cash acquired	—	(107,539)
Trademark and patent development costs	(34,125)	(32,296)

Net cash used in investing activities	(208,847)	(405,933)

Cash Flows from Financing Activities:
Payments on promissory notes	(3,800,000)	(109,921)
Proceeds from exercise of employee stock options and warrants, net	14,900	250,996
Fees related to follow-on equity offering	(49,954)	—
Issuance cost of preferred stock and warrants	—	(16,353)

Net cash (used in) provided by financing activities	(3,835,054)	124,722

Net Decrease in Cash and Cash Equivalents	(6,178,436)	(1,608,074)

Cash and Cash Equivalents, beginning of period	15,167,496	2,948,632

Cash and Cash Equivalents, end of period	$8,989,060	$1,340,558

Supplemental Cash Flow Information:
Cash paid for interest	$262,356	$—
Non-cash Investing and Financing Activities:
Issuance of common stock for achievement of Lumificient earnouts	$—	$297,242
Accrual of dividends on preferred stock	$—	$160,193

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Notes to Consolidated Financial Statements (unaudited)

The accompanying consolidated financial statements of Nexxus Lighting, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

1.	Summary of Significant Accounting Policies

FASB Codification—In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Financial instruments –FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $7,882,000 at March 31, 2010. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (ASC 815) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Freestanding warrants issued by the Company in connection with the issuance or sale of debt and equity instruments are considered to be derivative instruments, and are evaluated and accounted for in accordance with the provisions of FASB ASC 815 “Derivatives and Hedging” (ASC 815). Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial conversion and warrant valuation—In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

The Company accounts for uncertain tax positions under the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2010 and 2009, the Company had 7,740,296 and 6,270,067, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at March 31, 2010 and 2009 because to do so would have been anti-dilutive.

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

	Three Months Ended March 31,
	2010	2009
Expected volatility	67.2 – 86.5%	71.6 – 86.0%
Weighted-average volatility	83.1%	83.6%
Risk-free interest rate	2.2%	1.3%
Expected dividend	0%	0%
Expected life in years	3.6 – 8.9	2.8 – 8.9

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended March 31, 2010 and 2009 was $102,741 and $120,763, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2010 and 2009 to increase by $0.01.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) March 31, 2010	December 31, 2009
Raw materials	$3,313,700	$3,034,675
Finished goods	2,570,682	2,552,653

	5,884,382	5,587,328
Less: Reserve for obsolescence	(703,081)	(682,750)

Net inventories	$5,181,301	$4,904,578

3.	Goodwill and Other Intangible Assets:

At March 31, 2010, the Company had the following intangible assets:

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,467,503	$(171,653)	$1,295,850
Trademarks	925,614	(108,462)	817,152
Customer relationships	1,010,000	(193,583)	816,417
Non-compete agreement	60,000	(28,750)	31,250
Product certification and licensing costs	141,495	(87,309)	54,186

	$3,604,612	$(589,757)	$3,014,855

Intangible assets not subject to amortization:
Goodwill	$2,402,200	$—	$2,402,200

At December 31, 2009, the Company had the following intangible assets:

	December 31, 2009
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,434,597	$—	$(151,956)	$1,282,641
Trademarks	924,394	—	(95,159)	829,235
Customer relationships	1,170,000	(124,003)	(204,330)	841,667
Non-compete agreement	60,000	—	(25,000)	35,000
Product certification and licensing costs	141,495	—	(80,844)	60,651

	$3,730,486	$(124,003)	$(557,289)	$3,049,194

Intangible assets not subject to amortization:
Goodwill	$3,008,921	$(612,632)	$—	$2,396,289

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2010	$201,141
2011	267,288
2012	243,592
2013	236,501
2014	234,208
Thereafter	1,565,957

$2,748,687

At March 31, 2010, the Company had $266,168 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2010, options to purchase 21,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000, subject to shareholder approval at the Company’s next annual shareholder meeting. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2010, options to purchase 468,536 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2010:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2009	231,569	589,551	$4.87
Options granted at market	(251,950)	251,950	6.76
Options exercised	—	(66,397)	4.96
Options forfeited or expired	184,917	(187,667)	6.76

Balance, December 31, 2009	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(183,300)	183,300	3.34
Options exercised	—	(5,000)	2.98
Options forfeited or expired	4,431	(4,431)	7.27

Balance, March 31, 2010	335,667	761,306	$4.65

The weighted average fair value of options granted at market during the three months ended March 31, 2010 and 2009 was $2.37 and $5.45 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 and 2009 was $2,300 and $56,494, respectively. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2010 and 2009 was $83,121 and $920,058, respectively.

5.	Convertible Promissory Notes and Warrants:

On December 21, 2009, the Company issued $2,400,000 in principal of convertible promissory notes (the Exchange Notes) and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the Exchange Warrants) in exchange for 480 shares of outstanding Series A Preferred Stock (the Exchange). The Preferred Shareholders holding the 480 shares of Preferred Stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, and Michael Brown, one of the Company’s directors. The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

The fair value of the Exchange Notes at issuance was estimated based upon the present value of their future cash flows, using credit risk adjusted rates, as enhanced by the fair value of the embedded conversion feature (ECF). Since the Company does not have an established credit rating, the credit risk adjusted yield of 10.3% was determined by reference to comparable instruments in public markets. The fair value of the ECF was determined using the Monte Carlo Simulation (MCS). MCS is an option-based model that embodies assumptions that would likely be considered by market participants who trade the financial instrument. In addition to more traditional assumptions, such as trading market values, trading volatilities and risk-free rates, MCS assumptions include credit risk, interest risk and redemption considerations. The fair value of the Exchange Warrants was determined using the Black-Scholes-Merton valuation technique over the term to contractual expiration. Significant assumptions included in these valuation techniques were as follows:

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2010, the Company recorded amortization charges of $24,809.

6.	Promissory Notes and Warrants:

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

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement requires additional warrants (the Additional Warrants) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrued ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remained outstanding for a year, 285,000 Additional Warrants would have been issued. Since the Notes were redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued was prorated for the time the Notes were outstanding.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. For the three months ended March 31, 2010, $55,433 of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. For the three months ended March 31, 2010, $19,293 of the debt issuance costs was amortized to interest expense.

The Note and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due.

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. In the first quarter of 2010, the Company expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

The holders of the Notes included certain directors or entities affiliated with them. Patrick Doherty, one of the Company’s directors, is president of Mariner Private Equity, LLC. The Company paid entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $103,562 in accrued interest. The Company paid Michael Brown, one of the Company’s directors, $100,000 in principal and $6,904 in accrued interest.

7.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings.

8.	Subsequent Events:

No material subsequent events have occurred since March 31, 2010 that require recognition or disclosure in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiaries, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiaries, Advanced Lighting Systems, LLC and Lumificient Corporation.

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings may cause us to incur greater losses and create disruptions in our business, the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, the risk that demand for our Array ™ brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology, the success of our strategic acquisitions, if any, and our ability to successfully integrate businesses we acquire, if any. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

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

In December 2008, we began shipments of our new line of Array LED replacement lamps and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly and contributed approximately $501,000 to revenue for the three months ended March 31, 2010. We market our Array products through our Nexxus Commercial Lighting Division to existing customers, as well as to energy savings companies and national accounts. The Array launch was consistent with a new product offering, including an introductory period with additional sales and marketing expenses and additional inventory investments. The initial Array product line included PAR 30, PAR 16, MR16, GU16 and GU4 lamps. In the second and third quarters of 2009, we expanded the product line to include a 230 volt/50 megahertz PAR 30 for use in certain international markets and 25º narrow optic versions for the PAR 30 and PAR16/MR16 lamps. We intend to continue making investments to expand our Array business.

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

We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment to our customers. Delays in product orders or changes to the timing of shipments could cause our quarterly revenue to vary significantly. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold: Our cost of goods sold consists primarily of raw materials, labor, manufacturing-related overhead such as utilities, depreciation, rent, provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products based on customer orders. We purchase materials and supplies to support such demand.

Gross Profit: Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We define direct gross margin as revenue less direct material cost.

Operating Expenses: Operating expenses consist primarily of salaries and associated costs for employees in sales, engineering, finance, and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation under the Financial Accounting Standards Board Accounting Standards Codification 718, “Compensation – Stock Compensation”.

Three months ended March 31, 2010 vs. 2009

Revenue

	(Unaudited) Quarter Ended March 31,
	2010	2009	Change	%
Array LED lamps	$501,190	$92,903	$408,287	439%
Legacy commercial	488,143	849,605	(361,462)	-43%
Lumificient	923,227	1,077,104	(153,877)	-14%
Pool and spa	1,249,499	1,017,070	232,429	23%

Total revenue	$3,162,059	$3,036,682	$125,377	4%

Total revenue for the three months ended March 31, 2010 was approximately $3,162,000 as compared to approximately $3,037,000 for the three months ended March 31, 2009, an increase of approximately $125,000.

Sales of our Array LED lamps were $501,000 in the first quarter of 2010 compared to approximately $93,000 in the first quarter of 2009. Sales of our legacy commercial products were approximately $488,000 in the first quarter of 2010, a 43% decrease from approximately $850,000 for the same quarter in 2009. Sales of Lumificient products in the first quarter of 2010 and 2009 were approximately $923,000 and $1,077,000, respectively.

Overall, revenue from sales of commercial lighting products decreased by $107,000, or 5%, from approximately $2,020,000 in the first quarter of 2009 to approximately $1,913,000 in the first quarter of 2010. The decrease in sales of our legacy commercial and Lumificient products is primarily the result of significant decreases in commercial construction and new signage activity across the US. This decrease was offset in part by increased sales of our new Array LED lamps.

Revenue from sales of pool and spa lighting products was approximately $1,249,000 in the first quarter of 2010, as compared to $1,017,000 for the same period of 2009, an increase of $232,000, or 23%. This increase reflects a slight rebound in the pool market and higher penetration into this market in 2010.

Sales of LED products continued to represent a growing percentage of our business, accounting for 83% and 75% of our revenue, while sales of fiber optic lighting products accounted for 11% and 22% of our revenue for the quarters ended March 31, 2010 and 2009, respectively. The balance of the revenue mix consisted primarily of sales of water feature products. We expect sales of our fiber optic lighting products will continue to decline and believe that sales of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

Gross Profit

	(Unaudited) Quarter Ended March 31,
	2010	2009	Change	%
Revenue	$3,162,059	$3,036,682	$125,377	4%
Cost of Sales	2,450,692	1,981,528	469,164	24%

Gross Profit	$711,367	$1,055,154	$(343,787)	(33)%

Gross Margin %	22%	35%

Gross profit for the quarter ended March 31, 2010 was approximately $711,000, or 22% of revenue, as compared to approximately $1,055,000, or 35% of revenue, for the comparable period of 2009. Direct gross margin for the first quarter of 2010, which is revenue less material cost, decreased to approximately 46% as compared to 53% in the same period of 2009. The decline in direct gross margins reflects an increase in material costs for our pool and spa lighting products, the liquidation of certain legacy commercial products at lower prices and a shift in sales away from historically higher margin legacy commercial products.

In the first quarter of 2010, production costs increased to approximately $742,000, or 23% of revenue, as compared to $561,000, or 18% of revenue, in the first quarter of 2009. The $181,000 increase in production costs includes increases of approximately $74,000 in warranty expense primarily related to our pool and spa lighting products and $29,000 in freight costs. The increase also reflects a $46,000 increase in expenses for obsolete inventory, scrap and inventory reserves and approximately $41,000 of higher expense from a release of capitalized labor, overhead and freight costs. Offsetting these costs were savings of approximately $20,000 from lower wages and contract labor.

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

Operating Loss and Expenses

	(Unaudited) Quarter Ended March 31,
	2010	2009	Change	% Change
Gross profit	$711,367	$1,055,154	$(343,787)	(33)%
Less operating expenses:
Selling, general and administrative	2,287,234	2,351,752	(64,518)	(3)%
Research and development	288,848	107,724	181,124	168%

Total operating expenses	2,576,082	2,459,476	116,606	5%

Operating loss	$(1,864,715)	$(1,404,322)	$(460,393)	33%

Selling, general and administrative (SG&A) expenses were approximately $2,287,000 for the quarter ended March 31, 2010 as compared to approximately $2,352,000 for the same period in 2009, a decrease of approximately $65,000, or 3%. This reduction is primarily the result of savings from consolidating the operations of our subsidiary, ALS, into other company operations in March 2009, offset by higher expense dedicated to the sales and marketing of our Array product offering.

For the period ending March 31, 2010, we recognized bad debt expense relating to a dispute with a customer. We shipped Array product to the customer in the fourth quarter of 2009 and the first quarter of 2010. A portion of the product has been installed in a hotel, which is part of a nationally recognized chain, and payment is expected. The balance of the product shipped to the customer has not been installed, including excess product relating to the hotel project and product purchased for a large university project. The customer believes it will not complete the university project and is claiming a right to return all unused product without charge. Although we dispute the customer’s claim, as a result of the uncertainty over the collection of the receivable of approximately $300,000, we have increased our allowance for doubtful accounts by approximately $85,000 with respect to the disputed receivable and we have deducted commission expense that we previously recognized upon shipment of the unused product. We believe that our Array product may still be installed for the university project, however, we do not know the size of the project. In addition, if our Array product is selected for the university project, we expect that such product will be purchased by another customer for installation at the university.

Research and development costs were approximately $289,000 during the three months ended March 31, 2010 as compared to approximately $108,000 during the same period in 2009. This increase of approximately $181,000 was primarily due to higher employee costs and project-related costs in the first quarter of 2010, as compared to the same period of 2009, as we increased our investment in resources to expand the Array product offering.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended March 31, 2010 and 2009, respectively.

Net Loss

Net loss for the three months ended March 31, 2010 and 2009 was approximately $2,466,000 and $1,403,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $2,466,000 and $1,686,000 for the three months ended March 31, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.15 and $0.21 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

At March 31, 2010 we had working capital of approximately $13,611,000, including cash and cash equivalents of $8,989,000, a decrease of approximately 29% compared to working capital of approximately $19,189,000, including cash and cash equivalents of $15,167,000, at December 31, 2009. The decline in working capital primarily represents our use of cash to extinguish the principal and accrued interest outstanding on the promissory notes we issued in June 2009.

Net cash used in operating activities amounted to approximately $2,135,000 for the three months ended March 31 2010, as compared to $1,327,000 for the three months ended March 31, 2009. This $808,000 increase in net cash used in operating activities over the comparable period of 2009 is primarily due to a $512,000 increase in net loss adjusted for non-cash items for the three months ended March 31, 2010, as compared to the same period in 2009. In addition, cash provided by accounts receivables decreased by $359,000 for the three months ended March 31, 2010, as compared to the same period of 2009.

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $209,000 as compared to approximately $406,000 in the same period of 2009. This decrease in cash used in investing activities of $197,000 is primarily the result of a decrease in cash used for acquisition costs of $117,000. In addition, our investment in the purchase of property and equipment decreased by approximately $76,000 for the three months ended March 31, 2010 as compared to the same period in 2009.

Net cash used in financing activities for the three months ended March 31, 2010 was approximately $3,835,000 as compared to net cash provided by financing activities of $125,000 for the comparable period of 2009. This increase of $3,960,000 in cash used in financing activities over the comparable period of 2010 is primarily due to our use of $3,800,000 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options decreased by $236,000 in the three months ended March 31, 2010 as compared to the same period of 2009.

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

We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. The disruption of the capital markets and decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed and, accordingly, we are pursuing a streamlined operating plan. Our streamlined operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases.

We may reorganize our company, operations and product offerings which may cause us to incur losses. We derive most of our revenue from sales of products other than Array. Although most of these products are well established in the marketplace and we have sold them for many years, we have a history of operating losses in these businesses. Furthermore, current economic conditions have adversely affected demand for these products. Our review of operations for additional opportunities to reduce costs may lead to the determination to close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connections with such changes in the future, and such charges and losses may be material.

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

Contractual Obligations

As of March 31, 2010, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

As of March 31, 2010, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, intangibles, accounts receivable, inventory, stock-based compensation and warranty obligations. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of March 31, 2010, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 13, 2010
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: May 13, 2010
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)