Form 10-Q
period 2010-06-30
Nexxus Lighting, Inc.
filed 2010-08-13
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes   ☑                No   ☐

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                 No  ☑

Number of shares of Common Stock, $.001 par value, outstanding on August 6, 2010: 16,245,503

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$7,752,707	$15,167,496
Trade accounts receivable, less allowance for doubtful accounts of $209,478 and $150,633	2,300,256	1,888,417
Inventories, less reserve of $900,011 and $682,750	5,474,969	4,904,578
Prepaid expenses	210,855	195,434
Other assets	13,218	7,367

Total current assets	15,752,005	22,163,292
Property and equipment	5,934,332	5,765,665
Accumulated depreciation and amortization	(4,291,796)	(4,025,419)

Net property and equipment	1,642,536	1,740,246

Goodwill	2,402,200	2,396,289
Other intangible assets, less accumulated amortization of $660,731 and $557,289	3,052,113	3,049,194
Deposits on equipment	36,323	6,463
Other assets, net	61,471	197,560

	$22,946,648	$29,553,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,491,528	$2,500,858
Related party payable	85,598	—
Accrued compensation and benefits	334,765	303,736
Payable to related party under acquisition agreement	—	100,000
Current portion of deferred rent	73,976	58,065
Customer deposits	3,411	2,782
Other current liabilities	4,926	9,291

Total current liabilities	3,994,204	2,974,732

Convertible promissory notes to related parties, net of debt discount	2,203,375	2,153,191
Promissory notes, net of debt discount	—	1,978,135
Promissory notes to related parties, net of debt discount	—	1,438,644
Deferred rent, less current portion	67,161	113,733
Other liabilities	851	6,582

Total liabilities	6,265,591	8,665,017

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 16,245,503 and 16,240,503 issued and outstanding	16,246	16,241
Additional paid-in capital	49,246,429	49,103,733
Accumulated deficit	(32,581,618)	(28,231,947)

Total stockholders’ equity	16,681,057	20,888,027

	$22,946,648	$29,553,044

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
Revenue	$3,735,938	$2,605,044	$6,897,997	$5,641,726
Cost of sales	2,862,874	1,955,065	5,313,566	3,936,593

Gross profit	873,064	649,979	1,584,431	1,705,133

Operating Expenses:
Selling, general and administrative	2,431,283	2,048,494	4,718,517	4,400,244
Research and development	299,451	130,379	588,299	238,103

Total operating expenses	2,730,734	2,178,873	5,306,816	4,638,347

Operating Loss	(1,857,670)	(1,528,894)	(3,722,385)	(2,933,214)

Non-Operating Income (Expense):
Interest income	—	197	—	2,406
Interest expense	(26,943)	(27,968)	(186,422)	(28,626)
Debt extinguishment costs	—	—	(441,741)	—
Other income	579	—	877	—

Total non-operating income, net	(26,364)	(27,771)	(627,286)	(26,220)

Net Loss	$(1,884,034)	$(1,556,665)	$(4,349,671)	$(2,959,434)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	—	(144,835)	—	(268,311)
Accrual of preferred stock dividends	—	(178,065)	—	(338,258)

Net loss attributable to common stockholders	$(1,884,034)	$(1,879,565)	$(4,349,671)	$(3,566,003)

Basic and diluted loss per common share attributable to common shareholders	$(0.12)	$(0.22)	$(0.27)	$(0.43)

Basic and diluted weighted average shares outstanding	16,245,503	8,373,995	16,243,183	8,267,605

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2009	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027
Exercise of employee stock options	5,000	5	14,895	—	14,900
Stock-based compensation	—	—	177,755	—	177,755
Expenses associated with the sale of common stock	—	—	(49,954)	—	(49,954)
Net loss	—	—	—	(4,349,671)	(4,349,671)

Balance, June 30, 2010	16,245,503	$16,246	$49,246,429	$(32,581,618)	$16,681,057

See accompanying notes to unaudited consolidated financial statements

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(4,349,671)	$(2,959,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	278,772	274,016
Amortization of intangible and other assets	139,438	133,920
Amortization of debt discount and debt issuance costs	127,753	15,031
Debt extinguishment costs	441,741	—
Amortization of deferred rent	(30,661)	(25,637)
Loss on disposal of property and equipment	9,116	1,790
Increase in inventory reserve	217,261	32,621
Stock-based compensation	177,755	219,841
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(411,839)	623,608
Inventories	(787,652)	(215,718)
Prepaid expenses	(15,421)	(37,157)
Other assets	(5,851)	18,867
Increase (decrease) in:
Accounts payable and related party payable	1,076,268	(864,654)
Accrued compensation and benefits	31,029	(82,399)
Customer deposits	629	(59,608)
Other liabilities	(10,096)	—

Total adjustments	1,238,242	34,521

Net cash used in operating activities	(3,111,429)	(2,924,913)

Cash Flows from Investing Activities:
Purchase of property and equipment	(226,638)	(206,508)
Proceeds from the sale of property and equipment	6,600	—
Acquisition costs of Lumificient Corporation, net of cash acquired	(105,911)	(115,285)
Acquisition costs of Advanced Lighting Systems, LLC, net of cash acquired	—	(107,539)
Trademark and patent development costs	(142,357)	(75,729)

Net cash used in investing activities	(468,306)	(505,061)

Cash Flows from Financing Activities:
Proceeds from promissory notes	—	3,800,000
Payments on promissory notes	(3,800,000)	(113,724)
Proceeds from exercise of employee stock options and warrants, net	14,900	685,671
Fees related to follow-on equity offering	(49,954)	—
Deferred financing costs	—	(63,353)
Issuance cost of preferred stock and warrants	—	(16,661)

Net cash (used in) provided by financing activities	(3,835,054)	4,291,933

Net (Decrease) Increase in Cash and Cash Equivalents	(7,414,789)	861,959

Cash and Cash Equivalents, beginning of period	15,167,496	2,948,632

Cash and Cash Equivalents, end of period	$7,752,707	$3,810,591

Supplemental Cash Flow Information:
Cash paid for interest	$262,356	$—
Non-cash Investing and Financing Activities:
Issuance of common stock to related party for settlement of lease and severance obligations	$—	$565,500
Fair value of warrants recorded as a debt discount	$—	$570,325
Issuance of common stock for achievement of Lumificient earnouts	$—	$297,242
Issuance of common stock to promissory notes placement agent	$—	$133,000
Accrual of dividends on preferred stock	$—	$338,258

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

1.	Summary of Significant Accounting Policies

FASB Codification – In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Quarterly Report on Form 10-Q now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Financial instruments – FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $7,519,000 at June 30, 2010. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Customer deposits – Payments received by the Company for products to be provided in the following period are deferred and recognized as revenue in the period the products are shipped.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2010 and 2009, the Company had 7,795,863 and 6,730,432, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at June 30, 2010 and 2009 because to do so would have been anti-dilutive.

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

	Six Months Ended June 30,
	2010	2009
Expected volatility	65.9 – 88.1%	71.6 – 86.6%
Weighted-average volatility	83.1%	82.8%
Risk-free interest rate	1.3 – 2.6%	0.4 – 1.9%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.7	2.7 – 8.9

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended June 30, 2010 and 2009 was $75,014 and $99,078, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for the three months ended June 30, 2010 and 2009 to increase by $0.00 and $0.01, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the six months ended June 30, 2010 and 2009 was $177,755 and $219,841, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for the six months ended June 30, 2010 and 2009 to increase by $0.01 and $0.03, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) June 30, 2010	December 31, 2009
Raw materials	$3,828,825	$3,034,675
Finished goods	2,546,155	2,552,653

	6,374,980	5,587,328
Less: Reserve for obsolescence	(900,011)	(682,750)

Net inventories	$5,474,969	$4,904,578

3.	Goodwill and Other Intangible Assets:

At June 30, 2010, the Company had the following intangible assets:

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,529,058	$(192,820)	$1,336,238
Trademarks	926,217	(121,988)	804,229
Customer relationships	1,010,000	(218,833)	791,167
Non-compete agreement	60,000	(32,500)	27,500
Product certification and licensing costs	187,569	(94,590)	92,979

	$3,712,844	$(660,731)	$3,052,113

Intangible assets not subject to amortization:
Goodwill	$2,402,200	$—	$2,402,200

At December 31, 2009, the Company had the following intangible assets:

	December 31, 2009

	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,434,597	$—	$(151,956)	$1,282,641
Trademarks	924,394	—	(95,159)	829,235
Customer relationships	1,170,000	(124,003)	(204,330)	841,667
Non-compete agreement	60,000	—	(25,000)	35,000
Product certification and licensing costs	141,495	—	(80,844)	60,651

	$3,730,486	$(124,003)	$(557,289)	$3,049,194

Intangible assets not subject to amortization:
Goodwill	$3,008,921	$(612,632)	$—	$2,396,289

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2010	$146,235
2011	287,027
2012	263,331
2013	247,832
2014	237,223
Thereafter	1,615,203

$2,796,851

At June 30, 2010, the Company had $255,262 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company's common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2010, options to purchase 18,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2010, options to purchase 492,735 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the six months ended June 30, 2010:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2009	231,569	589,551	$4.87
Options granted at market	(251,950)	251,950	6.76
Options exercised	—	(66,397)	4.96
Options forfeited or expired	184,917	(187,667)	6.76

Balance, December 31, 2009	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(288,800)	288,800	3.23
Options exercised	—	(5,000)	2.98
Options forfeited or expired	54,364	(54,364)	4.70

Balance, June 30, 2010	280,100	816,873	$4.44

The weighted average fair value of options granted at market during the six months ended June 30, 2010 and 2009 was $2.41 and $5.07 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $2,300 and $107,796, respectively. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2010 and 2009 was $2,042 and $773,433, respectively.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the six months ended June 30, 2010, the Company recorded amortization charges of $50,184.

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

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement required additional warrants (the Additional Warrants) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrued ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remained outstanding for a year, 285,000 Additional Warrants would have been issued. Since the Notes were redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued was prorated for the time the Notes were outstanding.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. For the six months ended June 30, 2010, $55,433 of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. For the six months ended June 30, 2010, $19,293 of the debt issuance costs was amortized to interest expense.

The Note and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due.

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. As of June 30, 2010, the Company has expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

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

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

8.	Subsequent Events:

No material subsequent events have occurred since June 30, 2010 that require recognition or disclosure in these financial statements.

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

We generate revenue from selling our products into two primary markets: commercial/architectural and pool and spa. Commercial sales include fixtures, systems and lamp (light bulb) products used for architectural, retail, hospitality, entertainment, signage and consumer applications. In the first quarter of 2009, we integrated the operations of our Advanced Lighting Systems, LLC (ALS) subsidiary into our SV Lighting Division, creating the new Nexxus Commercial Lighting Division. We now serve the commercial markets through our Nexxus Commercial Lighting Division, with select employees dedicated to Array sales, and through our subsidiary, Lumificient Corporation (Lumificient). Pool and spa sales include products used for pool, spa and water feature applications served by the Nexxus Lighting Pool and Spa Division. Each of our divisions markets and distributes products globally through multiple networks of independent sales representatives and distributors.

In December 2008, we began shipments of our new line of Array LED replacement lamps and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly and contributed approximately $932,000 to revenue for the six months ended June 30, 2010, compared to $290,000 for the same period in 2009. We market our Array products through our Nexxus Commercial Lighting Division to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. The Array launch was consistent with a new product offering, including an introductory period with additional sales and marketing expenses and additional inventory investments. The initial Array product line included R30, R16, MR16, GU10 and GU4 lamps. In the second and third quarters of 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In the first half of 2010, we upgraded the design of our R30 lamp and expanded its optical package with a new quantum dot lens technology and also introduced a new PAR38 lamp. We intend to continue making investments to expand the Array product offering and grow our market share.

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

Three months ended June 30, 2010 vs. 2009

Revenue

	(Unaudited) Quarter Ended June 30,
	2010	2009	Change	%
Array LED lamps	$430,473	$196,950	$233,523	119%
Legacy commercial	408,507	593,983	(185,476)	-31%
Lumificient	896,554	837,707	58,847	7%
Pool and spa	2,000,404	976,404	1,024,000	105%

Total revenue	$3,735,938	$2,605,044	$1,130,894	43%

Total revenue for the three months ended June 30, 2010 increased 43%, or approximately $1,131,000, to $3,736,000 as compared to approximately $2,605,000 for the three months ended June 30, 2009.

Sales of our Array LED lamps were approximately $430,000 in the second quarter of 2010 compared to approximately $197,000 in the second quarter of 2009. Sales of our legacy commercial products were approximately $409,000 in the second quarter of 2010, a 31% decrease from approximately $594,000 for the same quarter in 2009. Sales of Lumificient products in the second quarter of 2010 and 2009 were approximately $897,000 and $838,000, respectively.

Overall, revenue from sales of commercial lighting products increased by approximately $107,000, or 7%, from approximately $1,629,000 in the second quarter of 2009 to approximately $1,736,000 in the second quarter of 2010. This increase primarily relates to increased sales of our new Array LED lamps.

Revenue from sales of pool and spa lighting products was approximately $2,000,000 in the second quarter of 2010, as compared to approximately $976,000 for the same period of 2009, an increase of approximately $1,024,000, or 105%. This revenue growth reflects an increase in market share as we expanded our pool and spa lighting product offering, including adding Melody Blanco, a white-light-only product. In addition, by the beginning of 2010, we completed moving production to additional domestic contract manufacturers allowing us to respond more timely to increased demand. In the second quarter of 2009, we had a larger backlog of orders that we were unable to ship until the third quarter of 2009. With the improvements made in operations and shipments, we did not experience the build up of backlog in 2010, which translated to higher sales in the period.

Sales of LED products continue to represent a growing percentage of our business, accounting for 84% and 74% of our revenue, while sales of fiber optic lighting products accounted for 9% and 20% of our revenue for the quarters ended June 30, 2010 and 2009, respectively. The balance of the revenue mix consisted primarily of sales of water feature products. We expect sales of our fiber optic lighting products will continue to decline and believe that sales of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

Gross Profit

	(Unaudited) Quarter Ended June 30,
	2010	2009	Change	%
Revenue	$ 3,735,938	$ 2,605,044	1,130,894	43%
Cost of Sales	2,862,874	1,955,065	907,809	46%

Gross Profit	$ 873,064	$ 649,979	223,085	34%

Gross Margin %	23.4%	25.0%

Gross profit for the quarter ended June 30, 2010 was approximately $873,000, or 23% of revenue, as compared to approximately $650,000, or 25% of revenue, for the comparable period of 2009. Direct gross margin for the second quarter of 2010, which is revenue less material cost, decreased to approximately 49% as compared to 51% in the same period of 2009. The decline in direct gross margins during the period reflects a shift in product mix, specifically lower sales of historically higher margin legacy commercial products and higher sales of lower margin pool products.

In the second quarter of 2010, production costs increased to approximately $942,000, or 25% of revenue, as compared to approximately $678,000, or 26% of revenue, in the second quarter of 2009. The increase of approximately $264,000 in production costs includes increases of approximately $63,000 in freight costs on the higher volume and approximately $60,000 in warranty expense primarily related to our pool and spa lighting products. We also continued to write-down legacy inventories in the second quarter of 2010 as reflected by the increase of approximately $209,000 in expenses for obsolete inventory, scrap and inventory reserves. Offsetting these costs were savings of approximately $92,000 in lower expense related to the release of capitalized labor, overhead and freight costs.

We continue to review our operations for opportunities to reduce costs, especially those related to our legacy commercial and pool and spa businesses. Our analysis may lead to the determination to sell, close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material.

Operating Loss and Expenses

	(Unaudited) Quarter Ended June 30,
	2010	2009	Change	% Change
Gross profit	$873,064	$649,979	$223,085	34%
Less operating expenses:
Selling, general and administrative	2,431,283	2,048,494	382,789	19%
Research and development	299,451	130,379	169,072	130%

Total operating expenses	2,730,734	2,178,873	551,861	25%

Operating loss	$(1,857,670)	$(1,528,894)	$(328,776)	22%

Selling, general and administrative (SG&A) expenses were approximately $2,431,000 for the quarter ended June 30, 2010 as compared to approximately $2,048,000 for the same period in 2009, an increase of approximately $383,000, or 19%. This increase is primarily the result of higher expense dedicated to the sales and marketing of our Array and Lumificient product offerings and increased commission expense as the result of higher pool product sales.

Research and development costs were approximately $299,000 during the three months ended June 30, 2010 as compared to approximately $130,000 during the same period in 2009. This increase of approximately $169,000 was primarily due to higher employee costs and project-related costs in the second quarter of 2010, as compared to the same period of 2009, as we increased our investment in resources to expand the Array product offering.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2010 and 2009, respectively.

Net Loss

Net loss for the three months ended June 30, 2010 and 2009 was approximately $1,884,000 and $1,557,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $1,884,000 and $1,880,000 for the three months ended June 30, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.12 and $0.22 for the three months ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 vs. 2009

Revenue

	(Unaudited) Six Months Ended June 30,
	2010	2009	Change	%
Array LED lamps	$931,663	$289,853	$641,810	221%
Legacy commercial	896,651	1,443,588	(546,937)	-38%
Lumificient	1,819,781	1,914,811	(95,030)	-5%
Pool and spa	3,249,902	1,993,474	1,256,428	63%

Total revenue	$6,897,997	$5,641,726	$1,256,271	22%

Total revenue for the six months ended June 30, 2010 was approximately $6,898,000 as compared to approximately $5,642,000 for the six months ended June 30, 2009, an increase of approximately $1,256,000, or 22%.

Sales of our Array LED lamps were approximately $932,000 in the first six months of 2010 compared to approximately $290,000 in the same period of 2009. Sales of our legacy commercial products were approximately $897,000 in the first six months of 2010, a 38% decrease from approximately $1,444,000 for the same period in 2009. Sales of Lumificient products in the first six months of 2010 and 2009 were approximately $1,820,000 and $1,915,000, respectively.

Overall, revenue from sales of commercial lighting products remained flat at approximately $3,648,000 in the first six months of 2010 and 2009. Sales of our new Array LED lamps offset the decline in sales of our legacy commercial and Lumificient products which primarily resulted from significant decreases in commercial construction and much lower new signage activity across the US.

Revenue from sales of pool and spa lighting products was approximately $3,250,000 in the first half of 2010, as compared to approximately $1,993,000 for the same period of 2009, an increase of approximately $1,256,000, or 63%. This increase reflects a slight rebound in the pool market and higher penetration into this market in 2010.

Sales of LED products continued to represent a growing percentage of our business, accounting for 84% and 74% of our revenue, while sales of fiber optic lighting products accounted for 10% and 21% of our revenue for the six months ended June 30, 2010 and 2009, respectively. The balance of the revenue mix consisted primarily of sales of water feature products. We expect sales of our fiber optic lighting products will continue to decline and believe that sales of our LED lighting products will increase as a percentage of our total revenue and drive our growth in the future.

Gross Profit

	(Unaudited) Six Months Ended June 30,
	2010	2009	Change	%
Revenue	$6,897,997	$5,641,726	$1,256,271	22%
Cost of Sales	5,313,566	3,936,593	1,376,973	35%

Gross Profit	$1,584,431	$1,705,133	$(120,702)	-7%

Gross Margin %	23.0%	30.2%

Gross profit for the six months ended June 30, 2010 was approximately $1,584,000, or 23% of revenue, as compared to approximately $1,705,000, or 30% of revenue, for the comparable period of 2009. Direct gross margin for the first half of 2010, which is revenue less material cost, decreased to approximately 47% as compared to 52% in the same period of 2009. The decline in direct gross margins reflects a shift in sales away from historically higher margin legacy commercial products, a higher percentage of pool product sales, and margin erosion in the first quarter due to an increase in material costs for certain pool lighting products and the liquidation of certain legacy commercial products at lower prices.

Production costs increased to approximately $1,684,000, or 24% of revenue, in the first half of 2010 as compared to approximately $1,239,000, or 22% of revenue, in the first half of 2009. The increase of approximately $445,000 in production costs includes increases of approximately $133,000 in warranty expense primarily related to our pool lighting products and approximately $93,000 in freight costs in the six months ended June 30, 2010 as compared to the same period in 2009. The increase also reflects an increase of approximately $290,000 in expenses for obsolete inventory, scrap and inventory reserves in the first half of 2010.

We continue to review our operations for opportunities to reduce costs, especially those related to our legacy commercial and pool and spa businesses. Our analysis may lead to the determination to sell, close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material.

Operating Loss and Expenses

	(Unaudited) Six Months Ended June 30,
	2010	2009	Change	% Change
Gross profit	$1,584,431	$1,705,133	$(120,702)	-7%
Less operating expenses:
Selling, general and administrative	4,718,517	4,400,244	318,273	7%
Research and development	588,299	238,103	350,196	147%

Total operating expenses	5,306,816	4,638,347	668,469	14%

Operating loss	$(3,722,385)	$(2,933,214)	$(789,171)	27%

Selling, general and administrative (SG&A) expenses were approximately $4,719,000 for the six months ended June 30, 2010 as compared to approximately $4,400,000 for the same period in 2009, an increase of approximately $318,000, or 7%. This increase is primarily the result of higher expense dedicated to the sales of our Array and Lumificient product offerings and increased commission expense due to higher Array and pool product sales.

In the first quarter of 2010, we recognized bad debt expense relating to a dispute with a customer. We shipped Array product to the customer in the fourth quarter of 2009 and the first quarter of 2010. A portion of the product has been installed in a hotel. The balance of the product shipped to the customer has not been installed, including excess product relating to the hotel project and product purchased for a university project. The customer is claiming a right to return all unused product without charge. Although we dispute the customer’s claim, and have filed a lawsuit to collect the unpaid balance, as a result of the uncertainty over the collection of the receivable of approximately $300,000, we have increased our allowance for doubtful accounts by approximately $85,000 with respect to the disputed receivable and we have deducted commission expense that we previously recognized upon shipment of the unused product.

Research and development costs were approximately $588,000 during the six months ended June 30, 2010 as compared to approximately $238,000 during the same period in 2009. This increase of approximately $350,000 was primarily due to higher employee costs and project-related costs in the first half of 2010, as compared to the same period of 2009, as we increased our investment in resources to expand the Array product offering.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2010 and 2009, respectively.

Net Loss

Net loss for the six months ended June 30, 2010 and 2009 was approximately $4,350,000 and $2,959,000, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $4,350,000 and $3,566,000 for the six months ended June 30, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.27 and $0.43 for the six months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010 we had working capital of approximately $11,758,000, a decrease of approximately 39% compared to working capital of approximately $19,189,000 at December 31, 2009. The decline in working capital primarily represents our use of cash to fund operations and to extinguish the principal and accrued interest outstanding on the promissory notes we issued in June 2009. At June 30, 2010 we had cash and cash equivalents of approximately $7,753,000, compared to cash and cash equivalents of approximately $8,989,000 and $15,167,000 at March 31, 2010 and December 31, 2009, respectively.

Net cash used in operating activities amounted to approximately $3,111,000 for the six months ended June 30, 2010, as compared to approximately $2,925,000 for the six months ended June 30, 2009. This increase of approximately $186,000 in net cash used in operating activities over the comparable period of 2009 is primarily due to an approximately $681,000 increase in net loss adjusted for non-cash items for the six months ended June 30, 2010, as compared to the same period in 2009. In addition, cash provided by accounts receivables decreased by approximately $1,035,000 and cash used for inventories increased by approximately $572,000 for the six months ended June 30, 2010, as compared to the same period of 2009. These increases in net cash used in operating activities over the comparable period in 2009 were partially offset by decreases in cash used for accounts payable and related party payables of approximately $1,941,000.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $468,000 as compared to approximately $505,000 in the same period of 2009. This decrease in cash used in investing activities of approximately $37,000 is primarily the result of a decrease in cash used for acquisition costs of approximately $117,000, which was partially offset by an increase in investment in trademark and patent development costs of approximately $67,000 for the six months ended June 30, 2010, as compared to the same period in 2009.

Net cash used in financing activities for the six months ended June 30, 2010 was approximately $3,835,000 as compared to net cash provided by financing activities of approximately $4,292,000 for the comparable period of 2009. This increase of approximately $8,127,000 in cash used in financing activities over the comparable period of 2009 is primarily due to our use of approximately $3,800,000 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options decreased by approximately $671,000 in the six months ended June 30, 2010 as compared to the same period of 2009.

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

We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. The disruption of the capital markets and decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed and, accordingly, we may need to pursue a streamlined operating plan. Our streamlined operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases.

We may reorganize our company, operations and product offerings which may cause us to incur losses. We derive most of our revenue from sales of products other than Array. Although most of these products are well established in the marketplace and we have sold them for many years, we have a history of operating losses in these businesses. Furthermore, current economic conditions have adversely affected demand for certain products. Our review of operations for additional opportunities to reduce costs may lead to the determination to sell, close, eliminate, rationalize or reduce operations and divisions and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material.

Contractual Obligations

As of June 30, 2010, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

As of June 30, 2010, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of June 30, 2010, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There were no changes in our internal control over financial reporting that occurred during the six month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

In the ordinary course of business we may become a party to various legal proceedings involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: August 11, 2010

Michael A. Bauer, Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: August 11, 2010

Gary R. Langford, Chief Financial Officer

(Principal Financial and Accounting Officer)