Form 10-Q
period 2010-09-30
Nexxus Lighting, Inc.
filed 2010-11-12
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of Common Stock, $.001 par value, outstanding on November 5, 2010: 16,245,503

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$6,146,698	$15,167,496
Trade accounts receivable, less allowance for doubtful accounts of $131,113 and $150,633	1,004,647	1,888,417
Inventories, less reserve of $231,621 and $682,750	3,295,960	4,904,578
Prepaid expenses	141,756	195,434
Other assets	12,503	7,367
Assets associated with discontinued operations	2,725,491	—

Total current assets	13,327,055	22,163,292

Property and equipment	3,064,646	5,765,665
Accumulated depreciation and amortization	(1,967,268)	(4,025,419)

Net property and equipment	1,097,378	1,740,246

Goodwill	2,402,200	2,396,289
Other intangible assets, less accumulated amortization of $523,480 and $557,289	2,765,790	3,049,194
Deposits on equipment	78,583	6,463
Other assets, net	59,997	197,560

	$19,731,003	$29,553,044

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,340,543	$2,500,858
Related party payable	13,838	—
Accrued compensation and benefits	220,474	303,736
Payable to related party under acquisition agreement	—	100,000
Current portion of deferred rent	75,541	58,065
Customer deposits	—	2,782
Other current liabilities	4,580	9,291
Liabilities associated with discontinued operations	458,936	—

Total current liabilities	3,113,912	2,974,732

Convertible promissory notes to related parties, net of debt discount	2,211,329	2,153,191
Promissory notes, net of debt discount	—	1,978,135
Promissory notes to related parties, net of debt discount	—	1,438,644
Deferred rent, less current portion	48,034	113,733
Other liabilities	—	6,582

Total liabilities	5,373,275	8,665,017

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 16,245,503 and 16,240,503 issued and outstanding	16,246	16,241
Additional paid-in capital	49,316,906	49,103,733
Accumulated deficit	(34,975,424)	(28,231,947)

Total stockholders’ equity	14,357,728	20,888,027

	$19,731,003	$29,553,044

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$1,248,501	$1,278,737	$3,999,945	$3,502,219
Cost of sales	1,112,688	854,444	2,924,237	2,298,934

Gross profit	135,813	424,293	1,075,708	1,203,285

Operating Expenses:
Selling, general and administrative	1,262,788	1,375,886	4,660,623	4,344,795
Research and development	211,699	146,529	734,769	345,853

Total operating expenses	1,474,487	1,522,415	5,395,392	4,690,648

Operating Loss	(1,338,674)	(1,098,122)	(4,319,684)	(3,487,363)

Non-Operating Income (Expense):
Interest income	538	74	1,415	1,354
Interest expense	(27,530)	(212,835)	(213,952)	(240,868)
Debt extinguishment costs	—	—	(441,741)	—
Other income	—	—	—	—

Total non-operating income, net	(26,992)	(212,761)	(654,278)	(239,514)

Loss from continuing operations	$(1,365,666)	$(1,310,883)	$(4,973,962)	$(3,726,877)

Discontinued Operations:
Loss from discontinued operations	(1,028,141)	(176,742)	(1,769,515)	(720,184)

Net Loss	$(2,393,807)	$(1,487,625)	$(6,743,477)	$(4,447,061)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	—	(170,134)	—	(438,445)
Accrual of preferred stock dividends	—	(196,394)	—	(534,652)

Net loss attributable to common stockholders	$(2,393,807)	$(1,854,153)	$(6,743,477)	$(5,420,158)

Basic and diluted loss per common share attributable to common stockholders:
Continuing operations	$(0.08)	$(0.15)	$(0.31)	$(0.44)

Discontinued operations	$(0.06)	$(0.02)	$(0.11)	$(0.09)

Net loss attributable to common stockholders	$(0.15)	$(0.22)	$(0.42)	$(0.65)

Basic and diluted weighted average shares outstanding	16,245,503	8,615,585	16,243,965	8,384,873

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2009	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027
Exercise of employee stock options	5,000	5	14,895	—	14,900
Stock-based compensation	—	—	248,232	—	248,232
Expenses associated with the sale of common stock	—	—	(49,954)	—	(49,954)
Net loss	—	—	—	(6,743,477)	(6,743,477)

Balance, September 30, 2010	16,245,503	$16,246	$49,316,906	$(34,975,424)	$14,357,728

See accompanying notes to unaudited consolidated financial statements

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(6,743,477)	$(4,447,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	421,933	413,376
Amortization of intangible and other assets	212,974	206,641
Amortization of debt discount and debt issuance costs	155,181	131,705
Debt extinguishment costs	441,741	—
Amortization of deferred rent	(48,223)	(38,610)
Impairment of assets relating to discontinued operations	602,867	—
Loss on disposal of property and equipment	9,116	—
Increase in inventory reserve	(238,867)	136,109
Stock-based compensation	248,232	293,380
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	256,886	458,889
Inventories	(71,639)	(1,173,463)
Prepaid expenses	5,394	(50,417)
Other assets	(5,136)	15,601
Increase (decrease) in:
Accounts payable and related party payable	294,385	(351,308)
Accrued compensation and benefits	(83,262)	10,704
Customer deposits	(2,708)	(59,664)
Other liabilities	(11,293)	—

Total adjustments	2,187,581	(7,057)

Net cash used in operating activities	(4,555,896)	(4,454,118)

Cash Flows from Investing Activities:
Purchase of property and equipment	(283,962)	(228,726)
Proceeds from the sale of property and equipment	6,600	—
Acquisition costs of Lumificient Corporation, net of cash acquired	(105,911)	(115,285)
Acquisition costs of Advanced Lighting Systems, LLC, net of cash acquired	—	(107,539)
Trademark and patent development costs	(246,575)	(120,532)

Net cash used in investing activities	(629,848)	(572,082)

Cash Flows from Financing Activities:
Proceeds from promissory notes	—	3,800,000
Payments on promissory notes	(3,800,000)	(116,419)
Proceeds from exercise of employee stock options and warrants, net	14,900	857,081
Fees related to follow-on equity offering	(49,954)	(65,865)
Deferred financing costs	—	(64,205)
Issuance cost of preferred stock and warrants	—	(25,735)

Net cash (used in) provided by financing activities	(3,835,054)	4,384,857

Net Decrease in Cash and Cash Equivalents	(9,020,798)	(641,343)

Cash and Cash Equivalents, beginning of period	15,167,496	2,948,632

Cash and Cash Equivalents, end of period	$6,146,698	$2,307,289

Supplemental Cash Flow Information:
Cash paid for interest	$262,356	$—
Non-cash Investing and Financing Activities:
Issuance of common stock to related party for settlement of lease and severance obligations	$—	$565,500
Fair value of warrants recorded as a debt discount	$—	$570,325
Issuance of common stock for achievement of Lumificient earnouts	$—	$297,242
Issuance of common stock to promissory notes placement agent	$—	$133,000
Accrual of dividends on preferred stock	$—	$534,652

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Notes to Consolidated Financial Statements (unaudited)

The accompanying consolidated financial statements of Nexxus Lighting, Inc. and subsidiary (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2010 or for any future period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $6,024,000 at September 30, 2010. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2010 and 2009, the Company had 7,794,695 and 7,527,095, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at September 30, 2010 and 2009 because to do so would have been anti-dilutive.

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

	Nine Months Ended September 30,
	2010	2009
Expected volatility	65.9 – 88.1%	69.3 – 86.6%
Weighted-average volatility	81.6%	81.7%
Risk-free interest rate	0.8 – 2.6%	0.4 – 1.9%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.7	3.2 – 8.9

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended September 30, 2010 and 2009 was $70,477 and $73,539, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for the three months ended September 30, 2010 and 2009 to increase by $0.00 and $0.01, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the nine months ended September 30, 2010 and 2009 was $248,232 and $293,380, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for the nine months ended September 30, 2010 and 2009 to increase by $0.02 and $0.03, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As the Company only operates in principally one business segment, no additional reporting is required.

2.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30, 2010	December 31, 2009
Raw materials	$2,043,295	$3,034,675
Finished goods	1,484,286	2,552,653

	3,527,581	5,587,328
Less: Reserve for obsolescence	(231,621)	(682,750)

Net inventories	$3,295,960	$4,904,578

3.	Goodwill and Other Intangible Assets:

At September 30, 2010, the Company had the following intangible assets:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,213,650	$(112,422)	$1,101,228
Trademarks	907,114	(125,870)	781,244
Customer relationships	1,010,000	(244,083)	765,917
Non-compete agreement	60,000	(36,250)	23,750
Product certification and licensing costs	98,506	(4,855)	93,651

	$3,289,270	$(523,480)	$2,765,790

Intangible assets not subject to amortization:
Goodwill	$2,402,200	$—	$2,402,200

At December 31, 2009, the Company had the following intangible assets:

	December 31, 2009
	Gross Carrying Amount	Impairment Recognized	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,434,597	$—	$(151,956)	$1,282,641
Trademarks	924,394	—	(95,159)	829,235
Customer relationships	1,170,000	(124,003)	(204,330)	841,667
Non-compete agreement	60,000	—	(25,000)	35,000
Product certification and licensing costs	141,495	—	(80,844)	60,651

	$3,730,486	$(124,003)	$(557,289)	$3,049,194

Intangible assets not subject to amortization:
Goodwill	$3,008,921	$(612,632)	$—	$2,396,289

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2010	$68,132
2011	267,556
2012	257,556
2013	238,252
2014	219,721
Thereafter	1,483,716

$2,534,933

At September 30, 2010, the Company had $230,857 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

4.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2010, options to purchase 18,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2010, options to purchase 507,452 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2010:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2009	231,569	589,551	$4.87
Options granted at market	(251,950)	251,950	6.76
Options exercised	—	(66,397)	4.96
Options forfeited or expired	184,917	(187,667)	6.76

Balance, December 31, 2009	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(292,600)	292,600	3.21
Options exercised	—	(5,000)	2.98
Options forfeited or expired	59,332	(59,332)	4.81

Balance, September 30, 2010	281,268	815,705	$4.42

The weighted average fair value of options granted at market during the nine months ended September 30, 2010 and 2009 was $2.39 and $4.87 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $2,300 and $112,570, respectively. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2010 and 2009 was $402 and $610,895, respectively.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the nine months ended September 30, 2010, the Company recorded amortization charges of $76,138.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. For the nine months ended September 30, 2010, $55,433 of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. For the nine months ended September 30, 2010, $19,293 of the debt issuance costs was amortized to interest expense.

The Note and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due.

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. As of September 30, 2010, the Company has expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

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

8.	Discontinued Operations:

During the third quarter of 2010, the board of directors of the Company authorized management to sell substantially all of the assets of the Company’s legacy commercial lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). After negotiations, an Asset Purchase Agreement was signed on October 28, 2010 (the “Purchase Agreement”). Pursuant to the Purchase Agreement, on October 28, 2010 the Company sold substantially all of the assets of the Legacy Commercial and Pool Lighting Businesses (the “Asset Sale”). The Company has accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations and has classified the assets and liabilities of the businesses as “associated with discontinued operations” in accordance with FASB ASC 360 “Property, Plant, and Equipment”.

The Company’s Legacy Commercial and Pool Lighting Businesses consist of manufacturing, marketing and selling light emitting diode (LED) and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding the Company’s Array™ business and the business of the Company’s wholly-owned subsidiary, Lumificient Corporation.

The components of discontinued operations for the three and nine months ended September 30 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$1,994,405	$1,615,395	$6,140,958	$5,033,640

Loss from operations	$379,946	$176,742	$1,121,320	$720,184
Loss on write-down of assets not sold	602,867	—	602,867	—
Transaction and legal costs	45,328	—	45,328	—

Discontinued operations	$1,028,141	$176,742	$1,769,515	$720,184

Assets and liabilities associated with discontinued operations on the consolidated balance sheet were as follows:

(Unaudited) September 30, 2010
Assets
Trade accounts receivables, net	$626,884
Inventories, net	1,330,646
Other assets	48,284

Total current assets	2,005,814
Net property and equipment	404,222
Intangible assets, net	315,455

Assets associated with discontinued operations	$2,725,491

Liabilities
Accounts payable	$458,936

Liabilities associated with discontinued operations	$458,936

Pursuant to the Purchase Agreement, Next Step Products, LLC (the “Buyer”) paid $1.0 million in cash in connection with closing the Asset Sale and agreed to pay approximately $1.3 million over the seven month period ending May 28, 2011. Of the total purchase price of approximately $2.3 million, approximately $1.3 million accounted for the purchase of inventory, subject to adjustment.

The $1.0 million portion of the purchase price paid in connection with closing included $750,000 of non-refundable deposits previously paid by the Buyer. Subject to the terms of the Purchase Agreement and a secured promissory note, the remaining approximately $1.3 million will be paid to the Company over the seven month period ending May 28, 2011 as the Buyer sells the purchased inventory, with 50% of the agreed upon value of the inventory being paid no later than February 28, 2011 and the balance being paid no later than May 28, 2011. The purchase price is subject to a limited post-closing adjustment to reflect the actual value of the inventory purchased at closing. In addition, the Buyer assumed certain liabilities related to the Legacy Commercial and Pool Lighting Businesses.

Mark Masterman, the President of the Company’s pool and spa lighting division, is an officer and member of the Buyer. The terms of the Purchase Agreement and the amount of the consideration to be paid with respect to the Asset Sale were negotiated by the Company and the Buyer on an arms-length basis.

Pursuant to the Purchase Agreement, the Buyer acquired substantially all of the assets of the Company’s Legacy Commercial and Pool Lighting Businesses including (i) certain inventory, (ii) certain accounts receivable and prepaid expenses, (iii) certain computers, furniture, fixtures and equipment, and (iv) ownership of or the right to use certain trademarks, patents, copyrights and other intellectual property used or held for use in, or otherwise related to, the conduct of the Company’s Legacy Commercial and Pool Lighting Businesses. The Buyer has assumed all of the warranty obligations of the Legacy Commercial and Pool Lighting Businesses, whether arising before or after closing, and other specified liabilities of the Legacy Commercial and Pool Lighting Businesses, including certain accounts payable.

The Company has made customary representations, warranties and covenants in the Purchase Agreement. Both the Company and the Buyer have agreed to indemnify the other party against certain losses, subject to certain limitations. In addition, subject to the terms of the Purchase Agreement, the Company has agreed to a non-competition covenant for a period of two years after closing, except with respect to the Company’s Array™ business or the business of Lumificient Corporation (as such businesses were being conducted prior to the closing and as such businesses develop after closing). Simultaneously with the closing of the Asset Sale, the Company and the Buyer also entered into a sublease for a portion of the space leased by the Company at its Orlando, Florida facility for a period of no less than six months and no greater than nine months.

9.	Subsequent Events:

In the first quarter of 2010, the Company recognized bad debt expense relating to a dispute with a customer. The Company shipped Array product to the customer in the fourth quarter of 2009 and the first quarter of 2010. A portion of the product was installed in a hotel. The balance of the product shipped to the customer was not installed, including excess product relating to the hotel project and product purchased for a university project. The customer claimed a right to return all unused product without charge. Although the Company disputed the customer’s claim, and filed a lawsuit to collect the unpaid balance, as a result of the uncertainty over the collection of the receivable of approximately $300,000 relating to the uninstalled product, the Company has increased its allowance for doubtful accounts by approximately $85,000 with respect to the disputed receivable and deducted commission expense that was previously recognized upon shipment of the unused product.

At September 30, 2010, the customer’s unreserved accounts receivable balance totaled approximately $272,000. On November 5, 2010, the Company reached an agreement with the customer whereby the customer will settle the amount owed to the Company by returning product with an inventory cost of approximately $229,000 and paying the Company cash of approximately $39,000, net of commissions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward Looking Statements

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary Lumificient Corporation.

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses, may cause us to incur greater losses and create disruptions in our business, the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, the risk that demand for our Array ™ brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology and our ability to adequately protect our intellectual property rights. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED strip lighting products. These products are sold under the Array™ Lighting and Lumificient brand names. With 24 issued patents and 37 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offering, our products incorporate many proprietary and innovative features. Our patent pending Selective Heat Sink (SHS) technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, entertainment, retail, sign and consumer markets. We serve these markets through our Array sales division and through our subsidiary, Lumificient Corporation (Lumificient). Each business unit markets and distributes products globally through multiple networks of independent sales representatives and distributors.

In December 2008, we began shipments of our new line of Array LED replacement lamps and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly and contributed approximately $1,258,000 to revenue for the nine months ended September 30, 2010, compared to $713,000 for the same period in 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. The Array launch was consistent with a new product offering, including an introductory period with additional sales and marketing expenses and additional inventory investments. The initial Array product line included R30, R16, MR16, GU10 and GU4 lamps. In the second and third quarters of 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In 2010, we upgraded the design of our R30 lamp and expanded its optical package with new quantum dot lens technology and also introduced a new PAR38 lamp. We intend to continue making investments to expand the Array product offering and grow our market share.

Recent Developments

On October 28, 2010, we sold substantially all of the assets of our legacy commercial lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”) for a purchase price of approximately $2.3 million, with approximately $1.3 million accounting for the purchase of inventory, subject to adjustment. Of the total consideration, we received $1.0 million in cash in connection with closing. This cash payment included $750,000 of non-refundable deposits previously paid by the buyer. Subject to the terms of the purchase agreement and a secured promissory note, the buyer is obligated to pay the remaining approximately $1.3 million over the seven month period ending May 28, 2011 as the buyer sells the purchased inventory, with 50% of the agreed upon value of the inventory being paid no later than February 28, 2011 and the balance being paid no later than May 28, 2011. Our Legacy Commercial and Pool Lighting Businesses consist of the manufacture, marketing and sale of light emitting diode (LED) and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding our Array business and the business of Lumificient. The divestiture of these businesses fits with our strategic plans to focus our resources on our Array replacement lamp and Lumificient businesses, where we see more significant long term growth potential.

The financial condition, results of operations and cash flows of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented. We have classified the assets and liabilities associated with the Legacy Commercial and Pool Lighting Businesses as “associated with discontinued operations” on our consolidated balance sheet as of September 30, 2010. See “Note 8” in our accompanying consolidated financial statements for additional information on this sale.

Results of Operations

Revenue: Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations as a result of product mix considerations.

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

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the nine months ended September 30, 2010 and 2009.

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

Three months ended September 30, 2010 vs. 2009

Revenue

	(Unaudited) Quarter Ended September 30,
	2010	2009	Change	%
Array LED lamps	$325,884	$423,037	$(97,153)	-23%
Lumificient	922,617	855,700	66,917	8%

Total revenue	$1,248,501	$1,278,737	$(30,236)	-2%

Total revenue for the three months ended September 30, 2010 decreased 2%, or approximately $30,000, to $1,249,000 as compared to approximately $1,279,000 for the three months ended September 30, 2009.

Sales of our Array LED lamps were approximately $326,000 in the third quarter of 2010 compared to approximately $423,000 in the third quarter of 2009. Sales of Lumificient products in the third quarter of 2010 and 2009 were approximately $923,000 and $856,000, respectively.

Gross Profit

	(Unaudited) Quarter Ended September 30,
	2010	2009	Change	%
Revenue	$1,248,501	$1,278,737	$(30,236)	-2%
Cost of Sales	1,112,688	854,444	258,244	30%

Gross Profit	$135,813	$424,293	(288,480)	-68%

Gross Margin %	11%	33%

Gross profit for the quarter ended September 30, 2010 was approximately $136,000, or 11% of revenue, as compared to approximately $424,000, or 33% of revenue, for the comparable period of 2009. Direct gross margin for the third quarter of 2010, which is revenue less material cost, decreased to approximately 44% as compared to 48% in the same period of 2009. The decline in direct gross margin during the period primarily reflects higher costs for the initial production of the new PAR38 lamps and more aggressive pricing, particularly for the 230v product for use in certain international markets. We are reviewing our international sales strategy and expect to implement steps to increase revenues from these markets.

In the third quarter of 2010, production costs increased to approximately $417,000, or 33% of revenue, as compared to approximately $189,000, or 15% of revenue, in the third quarter of 2009. The increase of approximately $228,000 in production costs includes an increase in the inventory reserve for slow moving Array products of approximately $145,000. The reserve increase was attributable primarily to R30 Natural White lamp versions used in the U.S. and certain international markets, as well as other 230v products dedicated for use in certain international markets. Production costs also reflect expense for reducing the amount of capitalized labor, overhead and freight costs in inventory by approximately $62,000. In the third quarter of 2010, we transferred warehouse and distribution operations for the Array product line from our Orlando facility to a third party distribution company. We believe this transition will allow us to distribute the Array product line with lower labor and overhead costs. As a result, we expect to see an increase in expense for the release of capitalized labor and overhead in the future as we continue to sell through our current Array inventory.

We continue to review our operations for opportunities to reduce costs. Our analysis may lead to the determination to alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material. Any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses, may cause us to incur greater losses and create disruptions in our business.

Operating Loss and Expenses

	(Unaudited) Quarter Ended September 30,
	2010	2009	Change	% Change
Gross profit	$135,813	$424,293	$(288,480)	-68%
Less operating expenses:
Selling, general and administrative	1,262,788	1,375,886	(113,098)	-8%
Research and development	211,699	146,529	65,170	44%

Total operating expenses	1,474,487	1,522,415	(47,928)	-3%

Operating loss	$(1,338,674)	$(1,098,122)	$(240,552)	22%

Selling, general and administrative (SG&A) expenses were approximately $1,263,000 for the quarter ended September 30, 2010 as compared to approximately $1,376,000 for the same period in 2009, a decrease of approximately $113,000, or 8%. This decrease is primarily the result of lower selling expense for our Lumificient and Array products of approximately $70,000 for the quarter ended September 30, 2010 as compared to the same period in 2009. In addition, human resource and related costs decreased by approximately $33,000 for the quarter ended September 30, 2010 as compared to the same period in 2009.

Research and development costs were approximately $212,000 during the three months ended September 30, 2010 as compared to approximately $147,000 during the same period in 2009. This increase of approximately $65,000 was primarily due to higher employee costs and project-related costs in the third quarter of 2010, as compared to the same period of 2009, as we increased our investment in resources to expand the Array product offering.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2010 and 2009, respectively.

Net Loss

Net loss for the three months ended September 30, 2010 and 2009 was approximately $2,394,000 and $1,488,000, respectively, including a loss from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,028,000 and $177,000 for each period ended, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $2,394,000 and $1,854,000 for the three months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.15 and $0.22 for the three months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share from continuing operations was $0.08 and $0.15 for the three months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share from discontinued operations was $0.06 and $0.02 for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 vs. 2009

Revenue

	(Unaudited) Nine Months Ended September 30,
	2010	2009	Change	%
Array LED lamps	$1,257,547	$712,890	$544,657	76%
Lumificient	2,742,398	2,789,329	(46,931)	-2%

Total revenue	$3,999,945	$3,502,219	$497,726	14%

Total revenue from continuing operations for the nine months ended September 30, 2010 was approximately $4,000,000 as compared to approximately $3,502,000 for the nine months ended September 30, 2009, an increase of approximately $498,000, or 14%.

Sales of our Array LED lamps were approximately $1,258,000 in the first nine months of 2010 compared to approximately $713,000 in the same period of 2009. Sales of Lumificient products in the first nine months of 2010 and 2009 were approximately $2,742,000 and $2,789,000, respectively.

Gross Profit

	(Unaudited) Nine Months Ended September 30,
	2010	2009	Change	%
Revenue	$3,999,945	$3,502,219	$497,726	14%
Cost of Sales	2,924,237	2,298,934	625,303	27%

Gross Profit	$1,075,708	$1,203,285	$(127,577)	-11%

Gross Margin %	27%	34%

Gross profit for the nine months ended September 30, 2010 was approximately $1,076,000, or 27% of revenue, as compared to approximately $1,203,000, or 34% of revenue, for the comparable period of 2009. Direct gross margin for the first nine months of 2010, which is revenue less material cost, decreased to approximately 46% as compared to 49% in the same period of 2009. The decline in direct gross margins reflects more aggressive pricing of both Array and Lumificient products, particularly for the 230v Array product for use in certain international markets.

Production costs increased to approximately $762,000, or 19% of revenue, in the first nine months of 2010 as compared to approximately $522,000, or 15% of revenue, in the first nine months of 2009. The increase of approximately $240,000 in production costs includes an increase of approximately $180,000 in inventory related expenses for inventory reserves, scrap and the release of capitalized labor, overhead and freight costs. In addition, we incurred an increase of approximately $33,000 in depreciation expense primarily related to tooling for our Array lighting products and an increase of approximately $14,000 relating to set-up and tooling expenses and outside processing in the first nine months of 2010 compared to the same period in 2009.

We continue to review our operations for opportunities to reduce costs. Our analysis may lead to the determination to alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material.

Operating Loss and Expenses

	(Unaudited) Nine Months Ended September 30,
	2010	2009	Change	% Change
Gross profit	$1,075,708	$1,203,285	$(127,577)	-11%
Less operating expenses:
Selling, general and administrative	4,660,623	4,344,795	315,828	7%
Research and development	734,769	345,853	388,916	112%

Total operating expenses	5,395,392	4,690,648	704,744	15%

Operating loss	$(4,319,684)	$(3,487,363)	$(832,321)	24%

Selling, general and administrative (SG&A) expenses were approximately $4,661,000 for the nine months ended September 30, 2010 as compared to approximately $4,345,000 for the same period in 2009, an increase of approximately $316,000, or 7%. This increase is primarily the result of higher expense dedicated to the sales of our Array and Lumificient product offerings and increased commission expense due to higher Array sales.

Research and development costs were approximately $735,000 during the nine months ended September 30, 2010 as compared to approximately $346,000 during the same period in 2009. This increase of approximately $389,000 was primarily due to higher employee costs and project-related costs in the first nine months of 2010, as compared to the same period of 2009, as we increased our investment in resources to expand the Array product offering.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2010 and 2009, respectively.

Net Loss

Net loss for the nine months ended September 30, 2010 and 2009 was approximately $6,743,000 and $4,447,000, respectively, including a loss from discontinued operations related to the Legacy Commercial and Pool Businesses of approximately $1,770,000 and $720,000 for each period ended, respectively. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $6,743,000 and $5,420,000 for the nine months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.42 and $0.65 for the nine months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share from continuing operations was $0.31 and $0.44 for the nine months ended September 30, 2010 and 2009, respectively. Basic and diluted loss per common share from discontinued operations was $0.11 and $0.09 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had working capital of approximately $10,213,000, a decrease of approximately 47% compared to working capital of approximately $19,189,000 at December 31, 2009. The decline in working capital primarily represents our use of cash to fund operations and to extinguish the principal and accrued interest outstanding on the promissory notes we issued in June 2009. At September 30, 2010, we had cash and cash equivalents of approximately $6,147,000, compared to cash and cash equivalents of approximately $7,753,000 and $15,167,000 at June 30, 2010 and December 31, 2009, respectively.

Net cash used in operating activities amounted to approximately $4,556,000 for the nine months ended September 30, 2010, as compared to approximately $4,454,000 for the nine months ended September 30, 2009. This increase of approximately $102,000 in net cash used in operating activities over the comparable period of 2009 is primarily due to an approximately $1,634,000 increase in net loss adjusted for non-cash items for the nine months ended September 30, 2010, as compared to the same period in 2009. In addition, cash provided by accounts receivables decreased by approximately $202,000. The increase in net cash used in operating activities over the comparable period in 2009 was partially offset by the decrease in cash used for the purchase of inventories of approximately $1,102,000 and the decrease in cash used for accounts payable of approximately $646,000.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $630,000 as compared to approximately $572,000 in the same period of 2009. This increase in cash used in investing activities of approximately $58,000 is primarily the result of an increase in investment in trademark and patent development costs of approximately $126,000 as well as an increase in the purchase of property, plant and equipment of approximately $55,000 for the nine months ended September 30, 2010, as compared to the same period in 2009. This increase in cash used in investing activities was partially offset by a decrease in cash used for acquisition costs of approximately $117,000 for the nine months ended September 30, 2010, as compared to the same period in 2009.

Net cash used in financing activities for the nine months ended September 30, 2010 was approximately $3,835,000 as compared to net cash provided by financing activities of approximately $4,385,000 for the comparable period of 2009. Our most significant use of cash in financing activities during the nine months ended September 30, 2010 was our use of approximately $3,800,000 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options decreased by approximately $842,000 in the nine months ended September 30, 2010 as compared to the same period of 2009.

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

We may reorganize our company, operations and product offerings which may cause us to incur losses. Our review of operations for additional opportunities to reduce costs may lead to changes in our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material.

Contractual Obligations

As of September 30, 2010, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies

As of September 30, 2010, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of September 30, 2010, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

There were no changes in our internal control over financial reporting that occurred during the nine month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: November 10, 2010
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: November 10, 2010
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)