Form 10-K
period 2010-12-31
Nexxus Lighting, Inc.
filed 2011-03-25
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2010, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $36,390,000.

As of March 18, 2011, there were 16,307,110 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	our history of losses and anticipated future losses;

•	our ability to obtain sufficient capital when needed;

•	risks associated with the relative success of our sales, marketing and product development efforts;

•	our ability to adequately protect our intellectual property rights;

•	competition, including price competition;

•	general economic and business conditions; and

•

any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses may cause us to incur greater losses and create disruptions to our business.

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

General

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. These products are sold under the Array™ Lighting and Lumificient brand names. With 33 issued patents and 29 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patent pending Selective Heat Sink (SHS) technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, entertainment, institutional, retail and sign markets. We serve these markets through our Array Lighting division and through our subsidiary, Lumificient Corporation (“Lumificient”). Each division markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 32% to approximately $1,808,000 for the year ended December 31, 2010, compared to approximately $1,366,000 for the year ended December 31, 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. The initial Array product line included R30, R16, MR16, GU10 and G4 lamps. In 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In 2010, we upgraded the design of our R30 lamp and introduced a new PAR38 lamp. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010. We intend to continue making investments to expand the Array product offering and grow our market share.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”) for a purchase price of approximately $2.3 million, with approximately $1.3 million accounting for the purchase of inventory. Of the total consideration, we received $1.0 million in cash in connection with closing which included $750,000 of non-refundable deposits previously paid by the buyer. Subject to the terms of the purchase agreement and a secured promissory note, the buyer was obligated to pay the remaining approximately $1.3 million over the seven month period ending May 28, 2011 as the buyer sold the purchased inventory, with 50% of the agreed upon value of the inventory paid no later than February 28, 2011 and the balance paid no later than May 28, 2011. As of March 4, 2011, the $1.3 million balance of the purchase price was paid in full. Our Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding our Array business and the business of Lumificient. The divestiture of these businesses fits with our strategic plans to focus our resources on our Array replacement lamp and Lumificient businesses, where we see more significant long term growth potential. The financial condition and results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

As a result of the sale of our Legacy Commercial and Pool Lighting Businesses in October 2010, we reorganized our reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. Our operations are principally managed on a product basis. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips. See Note 14 of our notes to consolidated financial statements for additional information relating to our reportable operating segments for the years ended December 31, 2010 and 2009.

All references in this report to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company” or “our” refer to Nexxus Lighting, Inc. and our consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary, Lumificient Corporation.

The Lighting Industry

According to the Freedonia Group, the global lighting industry is divided between two major product categories, fixtures and light bulbs (also referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, fixtures and systems, while light bulbs consist of the replaceable devices that emit light. Traditional light bulbs include incandescent, fluorescent and high intensity discharge (“HID”) products. For residential applications within the general illumination market, inexpensive incandescent bulbs and fixtures have been the preferred choice. For commercial applications, we believe more expensive and durable fluorescent and HID bulbs and fixtures have the largest market share.

With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, traditional light sources, such as incandescent lamps, are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy efficient nature of LED technology makes it an environmentally friendly light source and the compact size of LEDs has created new possibilities in lighting fixture and lamp design. Product selection is influenced by a number of factors, including overall cost, energy efficiency, product life, lumen output and other product features, as well as regulatory and environmental factors. We believe our unique advanced lighting solutions are well positioned to increasingly displace traditional lighting in each of our targeted markets.

In North America, lighting manufacturers sell products through manufacturer’s representatives, electrical supply representatives or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

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

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. According to Strategies Unlimited, there were approximately $300 million of high-brightness LEDs sold to the lighting market in 2008, a figure which is forecasted to grow to $1.1 billion by 2012. High-brightness LEDs are the core, light producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

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

Regulatory Influences Spur Market Adoption of Energy Efficient LED Lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program, are driving adoption of more energy efficient lighting solutions. Energy Star sets industry-wide international standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and consumers better understand lighting products. Legislation and the trend toward environmental consciousness are critical drivers of lighting demand, as governments, industry associations, and industrial and residential consumers move toward employing lighting solutions that comply with regulatory requirements, conserve energy and present no threat to the environment when disposed.

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

Unique Capabilities of LEDs Broaden Applications and Create New Lighting Alternatives. Key LED features, including quality of light output, long life, low power consumption, low heat output and full digital control are accelerating adoption and expanding market opportunities. Additional attributes, including design flexibility, dimming capabilities, smaller size and rapid start-up time are creating new lighting applications for LEDs in commercial, retail, hospitality, entertainment and consumer markets.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Industry Leading, Energy Efficient and Environmentally Conscious Lighting Solutions. Our product offerings include our Array brand of LED light bulbs, which we believe to be one of the highest efficacy LED lighting systems in the industry. Based upon our review of publicly available performance data from competitors, our Array product can provide over 20% more lumens per watt than competitive products, and as much as 80% energy savings versus incandescent lamps. We have designed our Array product line to be Restriction of Hazardous Substances (RoHS) compliant, to contain no mercury or lead and to utilize minimal metal content with a housing of recycled plastic. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications in September 2010. We expect that sales of our Array products will continue to grow and increase as a percentage of total revenues. We believe our Array products are significantly differentiated in terms of design and performance from competitive products.

Proprietary Technology and Intellectual Property. We have 33 issued and 29 pending patents. Of these patents, we have 31 issued and 28 pending patents related to our Array brand of LED light bulbs. This portfolio of intellectual property has been commercialized into a broad range of advanced lighting solutions. We plan to continue making strategic investments in intellectual property through ongoing engineering expenditures, industry partnerships and licensing arrangements. These initiatives are designed to allow us to enhance our intellectual property portfolio, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to magnify our market opportunity and enhance our market position.

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

Our Growth Strategy

Our objective is to become the leading provider of advanced lighting solutions. Key elements of our growth strategy include:

Expanding our White Light LED Product Portfolio. Based on our proprietary Selective Heat Sink technology platform, a new and innovative approach to thermal management which uses proprietary design and materials to lower thermal resistance, we are expanding our white light LED product portfolio for general illumination. Our first offering based on this technology is our Array product line. We believe this product has some of the most unique features and one of the highest efficacy levels in the industry. It also incorporates dimming capabilities that work with standard commercial dimmers. We intend to expand our product offerings by leveraging the technological advancements of Array. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings and will eventually provide a significant portion of our future revenue.

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

Leveraging the Strength of Our Distribution Network. We have an independent global sales and distribution network. Through our former Legacy Commercial and Pool Lighting Businesses, we have established relationships with over 100 commercial lighting agencies in North America selling through major electrical distributors. Internationally, we have sold our product to multiple distributors, particularly in Western Europe and Latin American markets. We expect these and other industry relationships will be a significant source of operational leverage as we introduce new products and scale our business.

Products

Our company is organized by division, each with a specific market focus in order to broaden the adoption of our advanced lighting solutions. Our products are marketed primarily under the Array Lighting and Lumificient brands. The following table provides a summary overview of our products:

PRODUCT TYPE	TARGET APPLICATIONS	FEATURES / BENEFITS	PRODUCT(S)

White Light LED Replacement Light Bulbs	Commercial, hospitality, entertainment, institutional and retail locations with extended light usage times	High efficacy, energy efficient, lightweight, thermal efficiency, dimmable on conventional switch, fits standard incandescent fixtures, long-life, no mercury or lead	Array™ line of products in multiple color temperatures and optic/lens options:
			•	G4
			•	MR16
			•	MR16 High Output (introduced in 2011)
			•	R16
			•	GU10
			•	R30
			•	PAR38

General LED Lighting	Signage and lighting strips	Extended life, energy efficiency, size, thermal efficiency	Lumificient Hyperion R-Lite™ and Lumeon 360™

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, such as incandescent, fluorescent and neon lighting, and from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

We compete with traditional lighting companies, including Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), Osram Sylvania and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.) in the general illumination market. Our LED products tend to be alternatives to traditional lighting sources for applications within the commercial market. In these markets, we compete on the basis of energy savings, lamp life and durability.

We also compete with providers of LED replacement lamps and other energy efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Lighting Science Group Corporation; certain packaged LED suppliers such as Cree, which is primarily a manufacturer of LEDs; as well as multiple low cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality, Energy Star and UL certifications and brightness.

We believe that we can compete favorably in our markets, based on the following factors:

•	unique and proprietary technology;

•	breadth and diversity of high-quality product offerings;

•	Energy Star certification of certain products;

•	ability to offer standard and custom products that meet customers’ needs at a competitive price;

•	excellence in customer service and support; and

•	recruitment and retention of qualified personnel, particularly engineers.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and enhanced advanced lighting solutions and introducing these products at competitive prices on a timely basis.

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. Our ability to leverage our distribution network will be an important factor in our continued success. The sales and marketing of our products largely depends upon the type of offering, location and target market. We organize our sales approach by market, which includes Array replacement lamps for commercial applications and Lumificient sign lighting. In addition to traditional sign lighting applications, we have expanded the marketing of our Lumificient products to other commercial applications such as vending machines and display counters. We compensate our selling agents on a commission basis.

We market and sell our LED products through our Array Lighting division and through our subsidiary, Lumificient. During 2010, we recruited a team of industry-experienced sales professionals dedicated to promoting and selling our Array brand of LED light bulbs through our network of lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from us. Array replacement lamps also are sold through independent energy savings companies which assist customers with improved energy usage. Lumificient products are sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts.

We believe that our management team has established and maintains strong relationships with senior management at the majority of the largest wholesale electrical distributors and electrical buying groups in the United States. We expect these and other industry relationships to be a significant path to market as we introduce new products and scale our business.

Manufacturing and Suppliers

We outsource a significant portion of the manufacture and assembly of our products, including all of the production of our Array brand of products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S., Mexico and China. These manufacturers supply raw materials (in some cases we procure and provide our contract manufacturers with certain components, such as LEDs) and provide necessary facilities and labor to manufacture our products.

We design and engineer our Array line of LED replacement lamps and purchase all of the finished units from a third-party manufacturer. The Array lamps also use a custom LED package which we source from two vendors in Asia. Although we currently are dependent on these suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay at our third-party manufacturers or in the supply of the components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands and our ability to achieve industry certifications such as Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2010, we spent approximately $944,000 on engineering and product development activities for continuing operations, as compared to approximately $551,000 in 2009. We have expanded our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. To protect our intellectual property, both domestically and abroad, we rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and confidentiality provisions to establish and protect our proprietary rights. We have established and continue to build proprietary positions for our products and technology in the United States and abroad. We currently hold 33 patents related to our LED lighting intellectual property and have 29 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization. Included in these figures are 31 patents and 28 patent applications related to our Array brand of LED light bulbs. We believe our extensive intellectual property portfolio provides us with considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers.

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

Regulations, standards and conventions

Our products are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

Many of our customers require our products to be listed by UL. UL is a United States independent, nationally recognized testing laboratory and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials and systems for compliance to specific requirements, and permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. We have undertaken to have certain of our products meet UL standards and be UL listed. There are alternatives to UL certifications but customers and end-users tend to favor UL listing. Because LED lighting products are relatively new in the market, UL’s specifications and standards for LED lighting products such as ours are not well established and the prior established specifications and standards for traditional lighting products are sometimes difficult to achieve for LED lighting devices.

Many of our customers and end-users also expect our products to meet the applicable Energy Star requirements. Energy Star is a standard for energy efficient products. To qualify for Energy Star certification, LED lighting products must pass a variety of tests to prove that the products have certain characteristics. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010.

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

Employees

As of March 18, 2011, we had a total of 33 full-time employees and 1 part-time employee. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We have experienced net losses of approximately $8,011,000 and $7,155,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had an accumulated deficit of $36,243,000. Although management addressed many of the issues and expenses associated with the Legacy Commercial and Pool Lighting Businesses with the sale of those businesses in October 2010, we still face significant challenges in order to reach profitability, particularly in light of the challenging economic environment that we now face. In order for us to attain profitability and growth, we will need to successfully address these challenges, including executing our production, marketing and sales plans for our Array product line and improving our supply chain performance. We cannot estimate when or if we will achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses may exhaust our capital resources and force us to scale back, suspend or discontinue our operations.

Our development and growth have caused significant strain on our financial resources resulting in losses, deficits and negative operating cash flows. We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which we expect will result in operating losses for 2011 and potentially future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products, including our Array product line. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We cannot be certain of the timing and extent of revenue receipts and expense disbursements. To become profitable, we will have to generate sufficient revenue while controlling our costs and expenses. If we are unable to generate sufficient revenue to become profitable, our ability to achieve our business objectives may be negatively impacted and the market price of our common stock could decline.

If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for the years ended December 31, 2010 or 2009, and we have funded our operations primarily through the issuance of common and preferred stock and from debt. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our growth is expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

Our ability to continue to operate will depend on our ability to achieve and sustain positive cash flow from operations or to continue to raise funds through public or private sales of shares of our capital stock or through debt. We do not have any committed sources of outside capital at this time. During the recent economic downturn, we experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The current downturn in economic and market conditions and construction trends could materially and adversely affect our business.

We may continue to be adversely impacted by downturns in general economic and market conditions, both nationally and internationally. The markets in which we sell our lighting products have been negatively impacted by the downturn in general economic and market conditions. Economic downturns, particularly those affecting renovation or that cause end-users to reduce or delay their purchases of lighting products, signs or displays, would have a material adverse effect on our business, cash flows, financial condition and results of operations. We expect sales of our Array products to be affected by energy costs, the extent of utility and government rebates for energy conservation, levels of cost savings initiatives and “green” environmental trends. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the timing of orders. In addition, the persistence of the economic downturn may also cause reductions or elimination of utility and government energy efficiency incentive programs used to partially offset the costs of some of our products. Continued economic downturn coupled with a decline in our revenue could adversely affect our ability to meet our capital requirements, support our working capital requirements and growth objectives, or otherwise adversely affect our business, financial condition and results of operations.

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

We face significant challenges in order to achieve profitability. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise capital, as needed, through public or private debt or equity financing, or other sources of financing to fund operations. The disruption of the capital markets and the continued decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed. We believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet our planned expenditures through the next twelve months. Our operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. However, in order to optimize the growth of our business, we may need to seek to raise additional debt or equity financing. There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us, if at all. Moreover, should the opportunity to raise additional capital arise, any additional debt or equity financing could result in significant dilution of the existing holders of common stock.

If demand for our Array brand of LED light bulbs in the general lighting market fails to emerge or we fail in the execution of the manufacture or distribution of our Array product line, we may not be able to carry out our long-term business strategy.

Our long-term business strategy includes the penetration of the general lighting market with our Array brand of white light LED light bulbs. We have devoted, and intend to continue to devote, substantial resources to the development of our Array product line and technologies suitable for use in the general lighting market. If demand for these products and technologies in the general lighting market does not develop and we do not receive sufficient revenue to offset these expenditures, our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

We outsource all of the production of our Array brand of products. We depend on three contract manufacturers to produce our Array product line at plants located in Mexico, China and Minnesota. Maintaining an adequate supply to meet demand for our Array products depends on our ability to execute on our production plan. In anticipation of increasing sales, we increased production of our Array products significantly in the fourth quarter of 2009 and the first two quarters of 2010. We cannot be sure that we will meet our production schedule or that sales will meet our expectations. Any significant problems in the production process, including the operations of our contractors’ manufacturing facilities, could result in cancellation of shipments, loss of product in the process of being manufactured, or unplanned increases in production costs, any of which could have a material adverse affect on our business. In addition, there are inherent uncertainties associated with forecasting future demand for our new Array brand of products, and as a consequence, we may have inadequate capacity to meet actual demand. Alternatively, we may have an excess of inventory and available capacity, which could lead to charges and an increase in our cost of sales.

If our advanced lighting products do not gain wider market acceptance, prospects for our growth and profitability may be limited.

We face competition from both traditional lighting technologies, such as incandescent, florescent and neon lighting, and from competitors engaged in providing LED lighting products. Traditional lighting technologies have the advantage of a long history of market acceptance and familiarity as compared to our LED lighting solutions. Potential customers for our LED products may be reluctant to adopt these as alternatives to traditional lighting technologies because of their higher initial cost to achieve comparable light output, although our LED lighting products tend to be more energy efficient and require less maintenance.

Our success will depend upon both the increased acceptance of our LED products as an alternative to traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Our future results are dependent upon sales growth in the commercial, hospitality, entertainment, institutional, retail and sign markets. As part of our sales and marketing strategy, we actively seek to educate our target markets as to the advantages of our LED lighting solutions. We believe that achievement of this objective is critical to our future success. Our lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing our LED and other lighting products in the market. If acceptance of our lighting products in general does not continue to grow, then opportunities to increase our revenue and operate profitably may be limited.

If we are unable to respond effectively as new lighting technologies and market trends emerge, our competitive position and our ability to generate revenue and profits may be harmed.

To be successful, we will need to keep pace with rapid changes in LED technology, changing customer requirements, new product introductions by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. Development of new products incorporating advanced technology is a complex process subject to numerous uncertainties. We have in the past experienced, and could in the future experience, delays in introduction of new products. If effective new sources of light other than LEDs are discovered, our current products and technologies could become less competitive or obsolete. If others develop innovative proprietary lighting technology that is superior to ours, or if we fail to accurately anticipate technology and market trends, respond on a timely basis with our own development of new products and enhancements to existing products, and achieve broad market acceptance of these products and enhancements, our competitive position may be harmed and we may not achieve sufficient growth in our revenue to attain, or sustain, profitability.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our LED lighting solutions, our products compete with lighting products utilizing traditional lighting technology provided by many vendors. In the replacement lamp market where we sell our Array line of LED products, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as General Electric, Osram Sylvania and Royal Philips Electronics. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands Lighting, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Electronics. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily.

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

As of March 18, 2011, we have 33 issued patents and 29 combined U.S. and foreign patent applications pending relating to our Array Lighting and Lumificient product offering. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

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

We depend on a small number of third-party suppliers for a significant portion of the component parts incorporated into our products. We purchase these component parts from third-party suppliers that serve the advanced lighting systems market and we believe that alternative sources of supply are readily available for most component parts. However, consolidation in the LED lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. We purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Any interruption or delay in the supply of components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

In an effort to reduce manufacturing costs, we have outsourced the production of certain parts and components as well as finished goods in our product lines to a number of suppliers. We outsourced all of the production for our Array brand of products to two third-party manufacturers in 2009 and added another third party manufacturer in 2010. There is no production overlap between these manufacturers. Except for two types of Array product, all of our Array products are produced by a single third-party manufacturer located in Mexico. While we believe alternative manufacturers for these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our third-party manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Accordingly, the loss of all or one of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

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

We outsource a significant portion of the manufacture and assembly of our products, including all of the production of our Array brand of products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S., Mexico and China. These manufacturers supply raw materials (in some cases we procure and provide our contract manufacturers with certain components, such as LEDs) and provide necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit from China and Mexico; and

•

risks associated with international commerce, particularly with China and Mexico, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

If we are unable to increase production capacity for our products in a cost effective and timely manner, we may incur delays in shipment and our revenues and reputation in the marketplace could be harmed.

As customer demand for our products changes, we must be able to adjust our production capacity to meet demand while keeping costs down. In order to fulfill anticipated demand for our products, we invest in capacity in advance of actual customer orders, typically based on preliminary, non-binding indications of future demand. We outsource a significant portion of the manufacture and assembly of our products, including all of the production of our Array brand of products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S., Mexico and China. Uncertainty is inherent within our capacity expansion, and unforeseen circumstances could offset the anticipated benefits, disrupt our ability to provide products to our customers and impact product quality.

Our ability to successfully increase production capacity in a cost effective and timely manner will depend on a number of factors, including the following:

•	the ability of contract manufacturers to allocate more of their existing capacity to us or their ability to add new capacity quickly;

•	the availability of critical components and subsystems used in the manufacture of our products;

•	our ability to effectively establish adequate management information systems, financial controls and supply chain management and quality control procedures; and

•	equipment failures, power outages, environmental risks or variations in the manufacturing process.

If we are unable to increase production capacity for our products in a cost effective and timely manner while maintaining adequate quality, we may incur delays in shipment or be unable to meet increased demand for our products which could harm our revenues and operating margins and damage our reputation and our relationships with current and prospective customers.

We depend on distributors and independent sales representatives for a substantial portion of our revenue and sales, and the failure to successfully manage our relationships with these third parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through independent distributors and agents. In addition, these parties provide technical sales support to end-users. Our current agreements with indirect sales channels are non-exclusive with regard to lighting products in general, but exclusive with respect to LED lighting products. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

Quarterly operating results fluctuate as a result of many factors.

Most of our expenses are fixed in nature and cannot be significantly reduced in the short-term if we experience an unexpected delay or decrease in our anticipated revenue in any quarter. In addition, forecasting our revenue is difficult, as we generally do not enter into agreements with our customers obligating them to purchase our LED lighting; instead, our business is characterized by short-term purchase orders and shipment schedules and we generally permit orders to be cancelled or rescheduled without significant penalty. If we, our manufacturers’ representatives, distributors or customers fail to accurately forecast the demand for our products, or fail to accurately forecast the timing of such demand, we might not meet our forecasts, or those of investors or analysts. In addition, we forecast our revenue and plan our production and inventory levels based upon our manufacturers’ representatives, distributors and customers’ demand forecasts, which are highly unpredictable and can fluctuate substantially. As a result, we may continue to experience losses on a quarterly or annual basis, which could cause a reduction in cash flows and the market price of our common stock to decline.

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

We have international sales and are subject to risks associated with operating in international markets.

In each of 2010 and 2009, revenue from sales of our products internationally (for our purposes, outside of the United States and Canada) represented approximately 8% and 6%, respectively, of our total revenue. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing and product service. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

We believe that international sales will continue to represent a portion of our revenue, and that continued growth and profitability may require further expansion of our international operations. All of our international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

The reduction or elimination of investments in, or incentives to adopt, LED lighting or the elimination of, or changes in, policies, incentives or rebates in certain states or countries that encourage the use of LEDs over some traditional lighting technologies could cause the growth in demand for our products to slow, which could materially and adversely affect our revenues, profits and margins.

We believe the near-term growth of the LED market will be accelerated by government policies in certain countries that either directly promote the use of LEDs or discourage the use of some traditional lighting technologies. Today, the upfront cost of LED lighting exceeds the upfront cost for some traditional lighting technologies that provide similar lumen output in many applications. However, some governments around the world have used policy initiatives to accelerate the development and adoption of LED lighting and other non-traditional lighting technologies that are seen as more environmentally friendly compared to some traditional lighting technologies. Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we annually evaluate and report on our systems of internal controls. These rules and regulations have increased our legal and compliance costs and made certain activities more time-consuming and costly. In the future, there may be material weaknesses in our internal controls that would be required to be reported in future Annual Reports on Form 10-K and/or Quarterly Reports on Form 10-Q. A negative reaction by the equity markets to the reporting of a material weakness could cause our stock price to decline. In addition, if we acquire a company with weak internal controls, it will take time to improve the internal controls of the acquired company to the same level of operating effectiveness as ours. Any failure to improve an acquired company’s financial systems could result in delays or inaccuracies in reporting financial information.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities as of March 18, 2011, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration
Corporate Headquarters:	Charlotte, North Carolina	5,100	2012

Office and Warehouse:	Orlando, Florida	34,000	2012

Office, Distribution and Light Manufacturing:	Maple Grove, Minnesota	13,200	2013

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary. We are subleasing approximately 14,500 square feet of our facility in Orlando, Florida to the buyer of our Legacy Commercial and Pool Businesses for a term ending no earlier than April 28, 2011 and no later than July 28, 2011, unless extended by mutual agreement.

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

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “NEXS.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2010		2009
	High	Low	High	Low
First Quarter	$3.62	$2.66	$7.40	$5.60
Second Quarter	6.18	2.21	6.85	5.27
Third Quarter	2.45	1.54	7.00	5.45
Fourth Quarter	2.95	1.66	5.70	3.02

(b) The number of holders of record of our Common Stock on March 18, 2011 was 47. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information as of December 31, 2010

The following table provides information as of December 31, 2010 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 10 of our Notes to consolidated financial statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	959,542	$4.51	423,618
Equity compensation plans not approved by stockholders	—	—	—

Totals	959,542	$4.51	423,618

Item 6.	Selected Financial Data.

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

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED strip lighting products. These products are sold under the Array™ Lighting and Lumificient brand names. With 33 issued patents and 29 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patent pending Selective Heat Sink technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, entertainment, institutional, retail and sign markets. We serve these markets through our Array Lighting division and through our subsidiary, Lumificient. Each division markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 32% to approximately $1,808,000 for the year ended December 31, 2010, compared to approximately $1,366,000 for the year ended December 31, 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. The initial Array product line included R30, R16, MR16, GU10 and G4 lamps. In 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In 2010, we upgraded the design of our R30 lamp and introduced a new PAR38 lamp. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010. We intend to continue making investments to expand the Array product offering and grow our market share.

As a result of the sale of our Legacy Commercial and Pool Lighting Businesses in October 2010, we reorganized our reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. Our operations are principally managed on a product basis. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips. The financial condition and results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

Revenue

Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations.

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

Cost of Goods Sold

Our cost of goods sold consists primarily of raw materials, production costs from our contract manufacturers and manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory reserves, freight and warranties. We manufacture our products based on sales projections and customer orders. We purchase materials and supplies to support such demand.

Gross Profit

Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We define direct gross margin as revenue less direct material costs.

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

Results of Operations

Revenue

	Year Ended December 31,
	2010	2009	Change	%
Array LED lamps	$1,807,744	$1,366,485	$441,259	32%
Lumificient	3,614,699	3,622,153	(7,454)	0%

Total revenue	$5,422,443	$4,988,638	$433,805	9%

Revenue for the year ended December 31, 2010 was approximately $5,422,000 as compared to approximately $4,989,000 for the year ended December 31, 2009, an increase of approximately $434,000, or 9%.

Sales of our Array LED lamps grew approximately $441,000 to approximately $1,808,000 for the year ended December 31, 2010, as compared to approximately $1,366,000 for the year ended December 31, 2009. We believe that this growth reflects the full year impact of the Array business launched in 2009; the expansion of the Array product line, particularly with the introduction of the PAR38 products; and the award of Energy Star certification to a number of Array lamps.

On March 18, 2011, we announced that our Array brand of premium LED replacement lamps will be offered on Lowes.com and in approximately 1,100 Lowe’s stores across the United States. Our LED replacement lamps are currently available on Lowes.com and are expected to be available in Lowe’s stores beginning in June 2011. Lowe’s will offer seventeen different Array products, including our PAR 38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating.

Sales of Lumificient products remained flat at approximately $3,615,000 for the year ended December 31, 2010, reflecting progress into new markets despite the difficult environment for sign lighting businesses.

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the years ended December 31, 2010 and 2009.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
	2010	2009	Change	%
Revenue	$5,422,443	$4,988,638	$433,805	9%
Cost of sales	4,059,756	3,368,379	691,377	21%

Gross profit	$1,362,687	$1,620,259	$(257,572)	-16%

Gross margin %	25%	32%

Gross profit for the years ended December 31, 2010 and 2009 was approximately $1,363,000 and $1,620,000, respectively. Gross margins decreased from approximately 32% of sales in 2009 to approximately 25% of sales in 2010. Direct gross margin, which is revenue less direct material costs, decreased from 48% in 2009 to approximately 45% in 2010. The decline in direct gross margin reflects more aggressive pricing of both Array and Lumificient products, particularly for the 230v Array product used in certain international markets.

Production costs in 2010 increased to approximately $1,075,000, or 20% of revenue, as compared to $783,000, or 16% of revenue, in 2009. The increase of approximately $292,000 in production costs for the year ended December 31, 2010, as compared to the year ended December 31, 2009, includes an increase of approximately $226,000 in our inventory reserves for excess Array product, particularly for the 230v product and certain products made with cool white LEDs. In addition, we incurred an increase of approximately $47,000 in depreciation expense primarily related to tooling for our Array lighting products for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

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

Operating Loss and Expenses

	Year Ended December 31,
	2010	2009	Change	%
Operating expenses:
Selling, general and administrative	$6,096,585	$5,857,969	$238,616	4%
Research and development	943,606	550,599	393,007	71%

Total operating expenses	7,040,191	6,408,568	631,623	10%

Operating loss	$(5,677,504)	$(4,788,309)	$(889,195)	19%

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $6,097,000 for the year ended December 31, 2010 as compared to approximately $5,858,000 for the same period in 2009, an increase of approximately $239,000, or 4%. This increase primarily reflects higher investment in resources dedicated to the sale of our Array products, including internal sales, advertising and commissions.

Research and development costs were approximately $944,000 for the year ended December 31, 2010 as compared to approximately $551,000 for the year ended December 31, 2009. This increase of approximately $393,000 was primarily due to higher employee and project-related costs in 2010 as compared to the same period of 2009.

Interest

Interest expense of approximately $248,000 for 2010 primarily related to borrowing costs under approximately $3,800,000 of indebtedness incurred in June 2009 and $2,400,000 of indebtedness incurred in December 2009. For 2009, interest expense of approximately $460,000 primarily related to borrowing costs under approximately $3,800,000 of indebtedness incurred in June 2009.

Other Income and Debt Extinguishment Costs

We recognized debt extinguishment costs of approximately $442,000 in the first quarter of 2010 relating to the write off of our unamortized debt discount and debt issuance costs as a result of the early extinguishment of promissory notes issued in June 2009.

Income Tax

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during 2010 and 2009.

Net Loss

Net loss for the years ended December 31, 2010 and December 31, 2009 was approximately $8,011,000 and $7,155,000, respectively, including a loss from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,646,000 and $1,908,000 in 2010 and 2009, respectively. On December 21, 2009, we consummated the exchange of our Series A preferred stock for other securities of our company. As a result of the exchange, we recorded deemed dividends of approximately $6,420,000 as of December 31, 2009. After including the effects of the dividends related to the preferred stock and warrants issued in November 2008, net loss attributable to common stockholders was approximately $8,011,000 and $14,900,000 for the years ended December 31, 2010 and 2009, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.49 and $1.71 for the years ended December 31, 2010 and 2009, respectively. Basic and diluted loss per common share from continuing operations was $0.39 and $0.60 for the years ended December 31, 2010 and 2009, respectively. Basic and diluted loss per common share from discontinued operations was $0.10 and $0.22 for the years ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had working capital of approximately $9,131,000, including cash and cash equivalents of approximately $5,309,000, a decrease of approximately $10,058,000 compared to working capital of approximately $19,189,000, including cash and cash equivalents of approximately $15,167,000, at December 31, 2009. The decline in working capital primarily represents our use of cash to fund operations and to extinguish the principal and accrued interest outstanding on the promissory notes we issued in June 2009.

Net cash used in operations decreased approximately $57,000 to approximately $6,453,000 for the year ended December 31, 2010, compared to approximately $6,510,000 in 2009. We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009, requiring a larger initial investment in inventory in the year ended December 31, 2009 than in 2010. Cash provided by accounts receivable from sales of our Array and Lumificient products increased for the year ended December 31, 2010 as a result of increased Array sales. The $57,000 decrease in net cash used in operating activities for 2010 as compared to 2009 is primarily due to an increase in cash provided by accounts receivable of approximately $450,000, a decrease in cash used to purchase inventory of approximately $389,000, a decrease in cash used for accounts payable of approximately $188,000, and a decrease in cash used for prepaid expenses of approximately $123,000. The decrease in net cash used in operating activities is partially offset by an increase in net loss adjusted for non-cash items of approximately $1,041,000.

Net cash provided by investing activities for the year ended December 31, 2010 was approximately $429,000 as compared to net cash used in investing activities of approximately $601,000 in the comparable period of 2009. This increase in net cash provided by investing activities of approximately $1,030,000 for 2010, as compared to 2009, is primarily due to the sale of the Legacy Commercial and Pool Lighting Businesses which resulted in net proceeds of approximately $1,148,000. In addition, cash used for acquisition costs decreased by approximately $123,000 for the year ended December 31, 2010, as compared to the same period in 2009. These proceeds were partially offset by an increase in cash used for the purchase of property and equipment of approximately $81,000 and an increase in patent and trademark development costs of approximately $166,000 for the year ended December 31, 2010, as compared to the same period in 2009.

Net cash used in financing activities for the year ended December 31, 2010 was approximately $3,835,000 as compared to net cash provided by financing activities of approximately $19,329,000 for the comparable period of 2009. In February 2010, we paid all outstanding borrowings under the $3,800,000 in principal amount of promissory notes issued in June 2009. In 2009, the cash provided by financing activities was attributable primarily to approximately $15,738,000 of net proceeds from the sale of common stock in our follow-on public offering in December 2009 and net proceeds of approximately $3,736,000 from the issuance of promissory notes in June 2009. Net proceeds from the follow-on public offering were used in part to pay preferred stock dividends of approximately $792,000 in December 2009. In addition, proceeds from the exercise of employee stock options and warrants decreased by approximately $837,000 for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders. In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, provision for inventory, stock-based compensation, goodwill and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts and provision for inventory obsolescence were adequate at December 31, 2010 and 2009.

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. We performed the impairment test prescribed by ASC 350 and determined that no impairment was necessary for the year ended December 31, 2010. For the year ended December 31, 2009, we determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition of our wholly owned subsidiary Advanced Lighting Systems, LLC. The Company determined the fair value of the intangible assets and recorded an impairment charge totaling approximately $737,000, which is included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2009.

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

As a result of the sale of our Legacy Commercial and Pool Lighting Businesses in October 2010, we reorganized our reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. Our operations are principally managed on a product basis. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2010.

	Payments due by period
	2011	2012 - 2013	2014 - 2015
Exchange notes	$—	$2,400,000	$—
Operating lease obligations	545,035	282,994	6,588

Total	$545,035	$2,682,994	$6,588

Note and Warrant Purchase Agreement

On June 18, 2009, we entered into a Note and Warrant Purchase Agreement (the “Note Purchase Agreement”), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, we sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the “Notes”) and 285,000 warrants to purchase shares of our common stock at an exercise price of $6.43 per share, expiring three years after issuance. The Notes were payable in full on January 5, 2011 and incurred simple interest at the rate of 10% per year. The interest was payable a year after the closing date and at maturity. The Notes were secured by all of our assets.

In the first quarter of 2010, we repaid the principal and accrued interest outstanding on the Notes in full. Pursuant to the Note Purchase Agreement, we have issued to the noteholders 196,766 additional warrants to purchase shares of our common stock at an exercise price of $6.43 per share, expiring three years after the date of the warrants.

Preferred Stock and Warrants; Exchange Notes

On October 29, 2009, we entered into an agreement (the “Exchange Agreement”) with the holders (the “Preferred Shareholders”) of all of our outstanding Series A preferred stock, $.001 par value per share (the “Series A preferred stock”), including certain of our directors or entities affiliated with such directors, to exchange all 1,571.15 outstanding shares of our Series A preferred stock for other securities (the “Exchange”). The Exchange was contingent upon consummation of a Qualified Public Offering, as such term is defined in the Exchange Agreement. Pursuant to the Exchange Agreement, the holders of the Series A preferred stock waived receipt of dividend payments on the Series A preferred stock and dividends in excess of 10% per annum until the earlier of the Exchange Date (as such term is defined in the Exchange Agreement), the termination of a Qualified Public Offering, or May 1, 2010. Also on October 29, 2009, we filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on offering of our common stock (the “Follow-on Offering”), which closed on December 21, 2009.

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

The Preferred Shareholders holding the remaining 480 shares of Series A preferred stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of our directors, is president, and Michael Brown, one of our directors. In the Exchange, these Preferred Shareholders received convertible promissory notes (the “Exchange Notes”) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of our common stock (the “Exchange Warrants”). The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

Operating Lease Obligations

On November 30, 2006, we entered into a five year operating lease agreement with EastGroup Properties, L.P., an unrelated party (“Eastgroup”). Pursuant to the lease, on April 1, 2007, we relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which we used for our Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,486 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, we are required to pay our pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on our consolidated balance sheets and is being amortized straight-line as a reduction of rent expense over the life of the lease. On July 31, 2009, we entered into an amendment to the lease agreement which reduced base rent by approximately $700 per month for the period of August 2009 through March 2010.

On October 28, 2010, we sold to Next Step Products, LLC (“Next Step”) substantially all of the assets of our Legacy Commercial and Pool Lighting Businesses, which were operated from our Orlando facility. In addition, we entered into a sublease agreement to sublet a portion of the facility to Next Step for six to nine months from the date of the sale, unless extended by mutual agreement. We will continue to use the remainder of the Orlando facility for certain administrative functions for an indeterminable amount of time.

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

Related Party Funding for Collection Activities

On November 18, 1999, we filed a lawsuit (case number CI-99-9392) (the “Lawsuit”) in the Circuit Court of the 9th Judicial Circuit in and for Orange County Florida against various defendants (the “Wu Defendants”). We were also pursuing litigation against certain parties related to the Wu Defendants (the “Related Litigation”). In June 2003, the Court issued an order of final judgment against all parties in the Lawsuit. Pursuant to the final judgment, we were awarded $38,405,978 and further awarded an additional amount for legal fees and costs of $834,297. As of the date of entry of the final judgment, these amounts began accruing interest at a rate of six percent per year. As of December 31, 2010, the total amount due including estimated accrued interest was approximately $60 million. We believe that the monetary judgment awarded in the Lawsuit, and any amounts that may be awarded in the Related Litigation, will be very difficult and costly to collect, if collectable at all. We may not be successful in collecting any amounts awarded in the Lawsuit or that may be awarded in the Related Litigation. We had an agreement with Brett M. Kingstone, our former chairman of the board (the “Participation Agreement”) regarding funding for collection activities in the Lawsuit or Related Litigation (the “Collection Activities”). Mr. Kingstone had the option of providing personal funds (“Kingstone Funds”), or arranging for funds from third parties (Third Party Funds), to pursue Collection Activities. As of December 31, 2007, Mr. Kingstone had provided $350,000 in the form of a Letter of Credit, and arranged for $350,000 of Third Party Funds, to further the Collection Activities. The Kingstone Funds and Third Party Funds were subsequently returned after being used for bonding in connection with Collection Activities. Mr. Kingstone also notified us that he had available, on a standby basis, up to an additional $3,000,000 of bonding capacity to pursue further Collection Activities. In consideration for providing Kingstone Funds and/or Third Party Funds for Collection Activities, and pursuant to the transition agreement between the Company and Mr. Kingstone dated September 9, 2005, we had agreed to pay Mr. Kingstone 50% of amounts we actually received from all Collection Activities less all costs and expenses incurred from time to time by us in connection with the Lawsuit, the Related Litigation and the Collection Activities, which had not been recovered. To date, we have incurred approximately $581,000 in fees and have recovered $830,000 from Collection Activities. Of the $830,000 recovered, Mr. Kingstone has been paid a total of $263,500 pursuant to the Participation Agreement. We and Mr. Kingstone terminated the Participation Agreement in March 2009. Pursuant to an Assignment Agreement dated March 26, 2009 between us and B&M Kingstone, LLC (“B&M”), an affiliate of Mr. Kingstone, we assigned the final judgment in the Lawsuit to B&M in consideration for $50,000 and 15% of amounts actually received by B&M from Collection Activities in connection with the Lawsuit and Related Litigation, after expenses. B&M has also agreed to indemnify us against any liabilities arising out of Collection Activities. The obligations of B&M under the assignment agreement are guaranteed by Mr. Kingstone.

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

The following financial statements are filed as part of this Annual Report on Form 10-K. This information appears in a separate section of this Annual Report on Form 10-K following the Index to Financial Statements on page 36:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2010.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Bylaws(1)

4.1	Form of Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors and the placement agent to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $2.23 per share (10)

4.3	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $3.00 per share (10)

4.4	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $7.33 per share (5)

4.5	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $6.40 per share (21)

4.6	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $6.43 per share(24)

4.7	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Nexxus Lighting, Inc. (21)

4.8	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock(1)

4.9	Form of Convertible Promissory Note(1)

10.1	Form of Indemnification Agreement(25)†

10.2	1994 Stock Option Plan, as amended and restated(3)†

10.3	2003 Stock Incentive Plan(7)†

10.4	Form of Warrant Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone (8)†

10.5	Employment Agreement between Nexxus Lighting, Inc. and Michael A. Bauer dated February 11, 2008(15)†

10.6	Offer Letter between Nexxus Lighting, Inc. and Gary Langford dated December 30, 2008(23)†

10.7	Employment and Non-Competition Agreement between Advanced Lighting Systems, LLC and Paul Streitz dated September 28, 2007(17)†

10.8	Separation, Termination and Release Agreement between Paul Streitz, Streitz Properties, LLC, Nexxus Lighting, Inc. and Advanced Lighting Systems, LLC dated March 12, 2009(25)

10.9	Employment and Non-Competition Agreement between Lumificient Corporation and Carey Burkett dated May 1, 2008(18)†

10.10	Employment and Non-Competition Agreement between Nexxus Lighting, Inc. and Zdenko Grajcar dated May 1, 2008(18)†

10.11	Transition Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 9, 2005(9)†

10.12	Contingent Proceeds Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 19, 2003(6) †

10.13	Lease for Southridge Commerce Park facility(11)

10.14	Lease for Floyd Smith Office Park facility(4)

10.15	Lease for Maple Grove, Minnesota facility(1)

Exhibit Number	Description
10.16	Lease Extension Agreement for Maple Grove, Minnesota facility(26)

10.17	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 26, 2008(5)

10.18	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.19	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.20	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.21	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 26, 2008(5)

10.22	Stock Purchase Agreement among Nexxus Lighting, Inc., Lumificient Corporation and the shareholders of Lumificient Corporation dated as of April 30, 2008,(18) as amended by letter agreement dated June 26, 2008(5)

10.23	Agreement and Plan of Merger among Nexxus Lighting, Inc., Advanced Lighting Systems, LLC, Advanced Lighting Systems, Inc. and Paul Streitz dated August 3, 2007(19)

10.24	Form of Common Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.25	Form of Registration Rights Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.26	Registration Rights Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998(12)

10.27	Escrow Agreement between Nexxus Lighting, Inc. and RBC Centura Bank dated as of November 30, 2006(13)

10.28	Exchange Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated March 26, 2007(14)

10.29#	Settlement and License Agreement between Nexxus Lighting, Inc. and Color Kinetics Incorporated dated December 4, 2006(16)

10.30	Lease Termination Agreement between Nexxus Lighting, Inc. and Max King Realty, Inc. dated November 29, 2006(11)

10.31	Amendment to Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated November 25, 2008(22)†

10.32	Assignment Agreement between Nexxus Lighting, Inc. and B&M Kingstone, LLC dated March 26, 2009(25)

10.33	Preferred Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of November 11, 2008(21)

10.34	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 18, 2009(24)

10.35	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 18, 2009(24)

10.36	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.37	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.38	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.39	Nexxus Lighting, Inc. Preferred Stock Exchange Agreement dated October 29, 2009(1)

10.40	Asset Purchase Agreement dated as of October 28, 2010 between Nexxus Lighting, Inc. and Next Step Products, LLC(27)

14.1	Code of Business Conduct and Ethics(20)

21.1	Subsidiaries of Nexxus Lighting, Inc. *

Exhibit Number	Description
23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm*

23.2	Consent of Cross, Fernandez & Riley LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
#	Confidential treatment has been granted for portions of this agreement
†	Management contract or compensatory plan or agreement
(1)	Incorporated by Reference to our Registration Statement on Form S-1 filed October 29, 2009 (File No. 333-162743)

(2)	Incorporated by Reference to our Definitive Proxy Statement filed April 29, 1997

(3)	Incorporated by Reference to our Definitive Proxy Statement filed March 27, 1998

(4)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 28, 2008

(5)	Incorporated by Reference to our Current Report on Form 8-K filed on July 2, 2008

(6)	Incorporated by Reference to our Quarterly Report on Form 10-QSB filed November 3, 2003

(7)	Incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004

(8)	Incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005

(9)	Incorporated by Reference to our Current Report on Form 8-K filed September 14, 2005

(10)	Incorporated by Reference to our Current Report on Form 8-K filed on December 8, 2006

(11)	Incorporated by Reference to our Current Report on Form 8-K filed on December 5, 2006

(12)	Incorporated by Reference to our Quarterly Report on Form 10-QSB/A filed December 1, 1998

(13)	Incorporated by Reference to our Registration Statement on Form S-3/A filed March 13, 2007 (File No. 333-140286)

(14)	Incorporated by Reference to our Current Report on Form 8-K filed on March 29, 2007

(15)	Incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008

(16)	Incorporated by Reference to our Annual Report on Form 10-KSB filed April 3, 2007

(17)	Incorporated by Reference to our Current Report on Form 8-K filed September 28, 2007

(18)	Incorporated by Reference to our Current Report on Form 8-K filed May 1, 2008

(19)	Incorporated by Reference to our Current Report on Form 8-K filed August 7, 2007

(20)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004

(21)	Incorporated by Reference to our Current Report on Form 8-K filed November 13, 2008

(22)	Incorporated by Reference to our Current Report on Form 8-K filed December 1, 2008

(23)	Incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009

(24)	Incorporated by Reference to our Current Report on Form 8-K filed June 22, 2009

(25)	Incorporated by Reference to our Annual Report on Form 10-K filed March 27, 2009

(26)	Incorporated by Reference to our Current Report on Form 8-K filed December 30, 2009

(27)	Incorporated by Reference to our Current Report on Form 8-K filed October 28, 2010

NEXXUS LIGHTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nexxus Lighting, Inc.

We have audited the accompanying consolidated balance sheet of Nexxus Lighting, Inc. (the “Company”) and subsidiaries as of December 31, 2010, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Charlotte, NC
March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Nexxus Lighting, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of Nexxus Lighting, Inc. (“the Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Cross, Fernandez & Riley
LLP

Orlando, Florida

March 29, 2010

NEXXUS LIGHTING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$5,308,900	$15,167,496
Trade accounts receivable, less allowance for doubtful accounts of $35,899 and $60,000	645,254	1,103,569
Inventories, less reserve of $270,797 and $0	3,543,526	2,798,738
Note receivable	1,110,982	—
Prepaid expenses	109,648	170,216
Other assets	15,605	7,367
Assets associated with discontinued operations, current	—	2,915,906

Total current assets	10,733,915	22,163,292
Property and equipment:
Machinery and equipment	1,182,556	927,352
Furniture and fixtures	645,292	634,841
Computers and software	791,035	777,889
Leasehold improvements	553,832	550,506

	3,172,715	2,890,588
Accumulated depreciation and amortization	(2,091,230)	(1,657,845)

Net property and equipment	1,081,485	1,232,743
Goodwill	2,396,289	2,396,289
Other intangible assets, less accumulated amortization of $592,645 and $342,858	2,750,010	2,710,703
Other assets, net	58,510	204,023
Assets associated with discontinued operations, noncurrent	—	845,994

	$17,020,209	$29,553,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,270,937	$1,931,297
Accrued compensation and benefits	213,414	303,736
Related party payable	35,212	—
Current portion of payable to related party under acquisition agreement	—	100,000
Current portion of deferred rent	80,131	58,065
Other current liabilities	3,434	9,291
Liabilities associated with discontinued operations	—	572,343

Total current liabilities	1,603,128	2,974,732
Promissory notes, net of debt discount	—	1,978,135
Promissory notes to related parties, net of debt discount	—	1,438,644
Convertible promissory notes to related parties, net of debt discount	2,231,588	2,153,191
Deferred rent, less current portion	25,882	113,733
Other liabilities	—	6,582

Total liabilities	3,860,598	8,665,017
Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 16,245,503 and 16,240,503 issued and outstanding	16,246	16,241
Additional paid-in capital	49,386,782	49,103,733
Accumulated deficit	(36,243,417)	(28,231,947)

Total stockholders’ equity	13,159,611	20,888,027

	$17,020,209	$29,553,044

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
Revenues	$5,422,443	$4,988,638
Cost of sales	4,059,756	3,368,379

Gross profit	1,362,687	1,620,259
Operating expenses:
Selling, general and administrative	6,096,585	5,857,969
Research and development	943,606	550,599

Total operating expenses	7,040,191	6,408,568

Operating loss	(5,677,504)	(4,788,309)

Non-operating income (expense):
Interest income	1,657	2,016
Debt extinguishment costs	(441,741)	—
Interest expense	(247,688)	(460,495)

Total non-operating expense, net	(687,772)	(458,479)

Loss from continuing operations	$(6,365,276)	$(5,246,788)
Discontinued operations:
Loss from discontinued operations	(1,646,194)	(1,908,305)

Net loss	$(8,011,470)	$(7,155,093)
Preferred stock dividends:
Accretion of the preferred stock beneficial conversion feature and preferred stock discount	—	(613,743)
Accrual of preferred stock dividends	—	(711,407)
Deemed dividend on issuance of promissory notes and warrants for preferred stock	—	(3,074,707)
Deemed dividend on issuance of common stock for preferred stock	—	(3,345,211)

Net loss attributable to common stockholders	$(8,011,470)	$(14,900,161)

Basic and diluted loss per common share attributable to common stockholders:
Continuing operations	$(0.39)	$(0.60)

Discontinued operations	$(0.10)	$(0.22)

Net loss attributable to common stockholders	$(0.49)	$(1.71)

Basic and diluted weighted average shares outstanding	16,244,352	8,704,534

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2009	1,571	$774,646	8,134,132	$8,134	$32,721,442	$(21,076,854)	$12,427,368
Exercise of employee stock options	—	—	66,397	67	314,644	—	314,711
Stock-based compensation	—	—	—	—	388,910	—	388,910
Exercise of warrants	—	—	400,296	400	536,969	—	537,369
Expenses associated with the issuance of preferred stock and warrants	—	—	—	—	(25,735)	—	(25,735)
Issuance of stock for settlement of severance and lease obligations	—	—	78,000	78	565,422	—	565,500
Issuance of stock to promissory notes placement agent	—	—	20,684	21	132,979	—	133,000
Amortization of preferred stock beneficial conversion feature and preferred stock discount	—	613,743	—	—	(613,743)	—	—
Accrual of dividends on preferred stock	—	—	—	—	(711,407)	—	(711,407)
Stock issuance for business acquisitions	—	—	59,000	59	297,183	—	297,242
Sale of common stock, net of issuance costs	—	—	5,750,000	5,750	15,731,866	—	15,737,616
Issuance of common stock for preferred stock, net of issuance costs	(1,091)	(964,226)	1,731,994	1,732	921,163	—	(41,331)
Issuance of promissory notes and warrants for preferred stock	(480)	(424,163)	—	—	(1,726,285)	—	(2,150,448)
Issuance of warrants with promissory notes	—	—	—	—	570,325	—	570,325
Net loss	—	—	—	—	—	(7,155,093)	(7,155,093)

Balance, December 31, 2009	—	$—	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027
Exercise of employee stock options	—	—	5,000	5	14,895	—	14,900
Stock-based compensation	—	—	—	—	318,108	—	318,108
Expenses associated with the sale of common stock	—	—	—	—	(49,954)	—	(49,954)
Net loss	—	—	—	—	—	(8,011,470)	(8,011,470)

Balance, December 31, 2010	—	$—	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(8,011,470)	$(7,155,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	545,896	556,353
Amortization of intangible assets and other assets	282,250	279,008
Amortization of debt discount and debt issuance costs	158,927	254,629
Amortization of deferred rent	(65,785)	(51,076)
Write down of assets relating to discontinued operations	631,172	—
Gain on sale of businesses	(16,866)	—
Loss on disposal of property and equipment	9,114	—
Debt extinguishment costs	441,741	—
Restructuring and impairment charge	—	736,635
(Decrease) increase in inventory reserve	(199,691)	124,596
Stock-based compensation	318,108	388,910
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	647,371	196,926
Increase in inventories	(399,009)	(788,161)
Decrease (increase) in prepaid expenses	51,013	(72,254)
(Increase) decrease in other assets	(8,238)	27,777
Decrease in accounts payable, accrued liabilities and related party payable	(733,477)	(921,302)
Decrease in accrued compensation and benefits	(90,322)	(24,435)
Decrease in other liabilities	(13,597)	(62,375)

Total adjustments	1,558,607	645,231

Net cash used in operating activities	(6,452,863)	(6,509,862)

Cash Flows from Investing Activities:
Proceeds from sale of businesses, net of transaction costs	1,147,509	—
Proceeds from sale of property and equipment	6,600	—
Purchase of property and equipment	(313,446)	(232,222)
Acquisition costs of Lumificient Corporation	(100,000)	(115,285)
Acquisition costs of Advanced Lighting Systems, LLC	—	(107,539)
Patents and trademark costs	(311,342)	(145,672)

Net cash provided by (used in) investing activities	429,321	(600,718)

Cash Flows from Financing Activities:
Payments on promissory note	(3,800,000)	(118,633)
Payment of dividends	—	(792,124)
Proceeds from sale of common stock, net of issuance costs	(49,954)	15,737,616
Net proceeds from issuance of secured promissory notes	—	3,735,795
Net proceeds from issuance of preferred stock and warrants	—	(25,735)
Net proceeds from exercise of employee stock options and warrants	14,900	852,080
Costs associated with the issuance of common stock for preferred stock	—	(41,331)
Costs associated with the issuance of promissory notes and warrants for preferred stock	—	(18,224)

Net cash (used in) provided by financing activities	(3,835,054)	19,329,444

Net (decrease) increase in cash and cash equivalents	(9,858,596)	12,218,864
Cash and cash equivalents, beginning of period	15,167,496	2,948,632

Cash and cash equivalents, end of period	$5,308,900	$15,167,496

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$292,267	$10,324
Non-cash investing and financing activities:
Note receivable from sale of businesses	1,110,982	—
Issuance of common stock for acquisition	—	297,242
Issuance of common stock to related party for settlement of lease and severance obligations	—	565,500
Issuance of common stock to promissory notes placement agent	—	133,000
Exchange of preferred stock for promissory notes and warrants	—	2,400,000
Exchange of preferred stock for common stock	—	5,455,776

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. Nexxus Lighting, Inc. and its wholly owned subsidiary, Lumificient Corporation (“Lumificient”) design, manufacture, market and sell high performance, commercial grade, light emitting diode (“LED”) replacement light bulbs and LED-based signage, channel letter and contour lighting products in the commercial, hospitality, entertainment, institutional, retail and sign markets.

In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision during 2008 to integrate the operations of its other wholly owned subsidiary, Advanced Lighting Systems, LLC, with the Company’s legacy commercial business in Orlando, Florida in the first quarter of 2009.

On October 28, 2010, the Company sold substantially all of the assets of its legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). The Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding the Array business and the business of Lumificient. The divestiture of these businesses fits with the Company’s strategic plans to focus resources on its Array replacement lamp and Lumificient businesses. The financial condition and results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

The Company markets and sells LED products through its Array Lighting division and through its subsidiary, Lumificient. During 2010, the Company recruited a team of industry-experienced sales professionals dedicated to promoting and selling the Array brand of LED light bulbs through the Company’s network of lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from the Company. Array replacement lamps also are sold through independent energy savings companies which assist customers with improved energy usage. Lumificient products are sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts.

Principles of consolidation – The consolidated financial statements include the accounts of Nexxus Lighting, Inc. and its wholly owned subsidiaries, Advanced Lighting Systems, LLC and Lumificient (collectively, the Company). All of the operations of Advanced Lighting Systems, LLC were consolidated with other Company operations in the first quarter of 2009. Significant inter-company accounts and transactions have been eliminated.

FASB Codification – In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standard Codification™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles”, effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. As a result of the Codification, the references to authoritative accounting pronouncements included herein in this Annual Report on Form 10-K now refer to the Codification topic section rather than a specific accounting rule as was past practice.

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

Financial instruments – In September 2006, the FASB introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $5 million and $15 million at December 31, 2010 and 2009, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

On December 21, 2009, the Company issued $2,400,000 in principal amount of convertible promissory notes and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock in exchange for 480 shares of outstanding Series A preferred Stock (Note 6). The convertible promissory notes were valued using unobservable inputs (Level 3).

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (Note 7). The promissory notes issued pursuant to the Note and Warrant Purchase Agreement were valued using observable inputs other than quoted prices (Level 2).

On January 1, 2009, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill and other intangible assets. Goodwill impairment was measured on a nonrecurring basis using the income approach, which utilizes inputs classified as Level 3 in the fair value hierarchy (Note 5).

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock and convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Beneficial conversion and warrant valuation – In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”) and FASB ASC 360 “Property, Plant, and Equipment”.

Other intangible assets consists of identifiable intangible assets purchased in the 2008 acquisition of Lumificient, costs for patents and trademarks and costs associated with product safety certifications (UL certifications) and Energy Star certifications. We amortize the cost of other intangibles on a straight-line basis over their estimated useful lives. Amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill as of the last day of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined using both the income approach and the market approach. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relied on the capital asset pricing model approach which includes an assessment of the risk-free interest rate, the rate of return from publically traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses in October of 2010, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. Pursuant to ASC 350, the Company reassigned the goodwill associated with the acquisition of Lumificient to the reporting units using a relative fair value allocation approach. The Company assigned $1,988,920 of goodwill to the LED replacement lamps segment and $407,369 of goodwill to the LED signage and lighting strips segment.

For the years ended December 31, 2010 and 2009, the Company completed its annual impairment test for the goodwill associated with the acquisition of Lumificient in 2008. The Company determined that the estimated fair value of the reporting units exceeded their carrying amount and a 10% decrease in fair value for the reporting units would not have resulted in failure of Step 1 test described above.

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

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $298,000 and $102,000 for the years ended December 31, 2010 and 2009, respectively.

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

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (“ASC 740-10”), on January 1, 2007. The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At December 31, 2010 and 2009, the Company had 7,649,345 and 7,369,661, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at December 31, 2010 and 2009 because to do so would have been anti-dilutive.

Stock-based compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which requires the recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

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

	Years Ended December 31,
	2010	2009
Expected volatility	65.9% - 88.1%	68.4% - 86.6%
Weighted-average volatility	82.6%	81.6%
Risk-free interest rate	0.7% - 2.6%	0.4% - 1.9%
Expected dividend yield	—%	—%
Expected life in years	3.5 - 8.6	3.3 - 8.9

Under ASC 718, stock-based compensation expense recognized in the accompanying statements of operations for the years ended December 31, 2010 and 2009 was $318,108 and $388,910, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2010 and 2009 to increase by $0.02 and $0.04, respectively.

Business Segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses in October of 2010, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips.

Major suppliers – The Company made purchases from two major suppliers representing approximately 26% and 18% of total net purchases for the year ended December 31, 2010, compared to purchases from two major suppliers representing approximately 33% and 15% of total net purchases for the year ending December 31, 2009.

Recent accounting pronouncements – In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This amendment requires separate disclosure of significant transfers in and out of Levels 1 and 2 and the reasons for the transfers. The amended guidance also requires that in the Level 3 reconciliation, the information about purchases, sales, issuances, and settlements be disclosed separately on a gross basis rather than as one net number. The guidance for the Level 1 and 2 disclosures was adopted on January 1, 2010 and did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows. The guidance for the activity in Level 3 disclosures is effective January 1, 2011.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events”. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.

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

Advanced Lighting Systems, LLC – On September 28, 2007, Advanced Lighting Systems, Inc., which was headquartered in Sauk Centre, Minnesota, was merged with and into the Company’s wholly owned subsidiary, Advanced Lighting Systems, LLC, a Delaware limited liability company (“ALS”), pursuant to an agreement dated August 3, 2007.

In order to reduce operating expenses and increase synergies between its businesses, the Company made a strategic decision in the fourth quarter of 2008 to integrate the operations of ALS with its legacy commercial business operations in Orlando, Florida. In March 2009, the Company closed ALS’ Sauk Centre facility and transferred production to its Orlando facility and to existing third party manufacturers. During the year ended December 31, 2008, the Company recorded a restructuring and impairment charge that included a $565,500 liability for the settlement of a related party office lease and certain severance obligations, which was paid by issuing 78,000 shares of the Company’s common stock in 2009.

Lumificient Corporation – On April 30, 2008, the Company acquired all of the outstanding capital stock of Lumificient Corporation, a Minnesota corporation. This acquisition expanded the Company’s intellectual property portfolio, including advanced technology for LED products, and enhanced the Company’s research and development capabilities. The Lumificient stock purchase agreement included contractual “earn-out” obligations for the years ended December 31, 2009 and December 31, 2008, provided that Lumificient achieved certain performance milestones. In 2009, the Company issued 59,000 shares of common stock valued at $297,242 to the selling shareholders of Lumificient for achievement of 2008 performance milestones. The performance milestones for 2009 were not achieved. In addition, the Lumificient stock purchase agreement included a $200,000 indemnity holdback for possible future claims, of which $100,000 was due and paid by March 31, 2009 and $100,000 was due and paid by March 31, 2010.

3.	DISCONTINUED OPERATIONS:

On October 28, 2010, the Company signed an Asset Purchase Agreement (the “Purchase Agreement”) with Next Step Products, LLC (the “Buyer”). Pursuant to the Purchase Agreement, the Company sold substantially all of the assets (the “Asset Sale”) of the Legacy Commercial and Pool Lighting Businesses. The financial condition and results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

Pursuant to the Purchase Agreement, the Buyer paid $1.0 million in cash in connection with closing the Asset Sale and agreed to pay approximately $1.3 million over the seven month period ending May 28, 2011. Of the total purchase price of approximately $2.3 million, approximately $1.3 million accounted for the purchase of inventory.

The $1.0 million portion of the purchase price paid in connection with closing included $750,000 of non-refundable deposits previously paid by the Buyer. Subject to the terms of the Purchase Agreement and a secured promissory note, the remaining approximately $1.3 million was to be paid to the Company over the seven month period ending May 28, 2011 as the Buyer sold the purchased inventory, with 50% of the agreed upon value of the inventory being paid no later than February 28, 2011 and the balance being paid no later than May 28, 2011. As of March 4, 2011, the $1.3 million balance of the purchase price was paid in full. In addition, the Buyer assumed certain liabilities related to the Legacy Commercial and Pool Lighting Businesses.

The former President of the Company’s pool and spa lighting division, is an officer and member of the Buyer. The terms of the Purchase Agreement and the amount of the consideration to be paid with respect to the Asset Sale were negotiated by the Company and the Buyer on an arms-length basis.

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

The Company has made customary representations, warranties and covenants in the Purchase Agreement. Both the Company and the Buyer have agreed to indemnify the other party against certain losses, subject to certain limitations. In addition, subject to the terms of the Purchase Agreement, the Company has agreed to a non-competition covenant for a period of two years after closing, except with respect to the Company’s Array business or the business of Lumificient Corporation (as such businesses were being conducted prior to the closing and as such businesses develop after closing). Simultaneously with the closing of the Asset Sale, the Company and the Buyer also entered into a sublease for a portion of the space leased by the Company at its Orlando, Florida facility for a period of no less than six months and no greater than nine months.

The components of discontinued operations for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Revenue	$6,517,852	$6,568,848

Loss from operations	$1,031,888	$1,908,305
Gain on sale of divisions	(16,866)	—
Loss on write-down of assets not sold	631,172	—

Discontinued operations	$1,646,194	$1,908,305

The gain on sale of divisions includes $77,342 of transaction and legal costs related to the Asset Sale.

Assets and liabilities sold pursuant to the Asset Sale are as follows:

Assets
Trade accounts receivables, net	$595,792
Inventories, net	1,342,969
Other assets	34,773

Total current assets	1,973,534
Property and equipment, net	404,221
Intangible assets, net	326,726

Total assets	$2,704,481

Liabilities
Accounts payable and accrued liabilities	$462,856

Total liabilities	$462,856

Assets and liabilities associated with discontinued operations on the consolidated balance sheet as of December 31, 2009 were as follows:

Assets
Trade accounts receivables, net	$784,848
Inventories, net	2,105,840
Other assets	25,218

Total current assets	2,915,906
Property and equipment, net	507,503
Intangible assets, net	338,491

Assets associated with discontinued operations	$3,761,900

Liabilities
Accounts payable and accrued liabilities	$572,343

Liabilities associated with discontinued operations	$572,343

The Legacy Commercial and Pool Lighting Businesses include the results of ALS, which was integrated with the operations of the Company’s legacy commercial business during 2009 (Note 2).

For the year ended December 31, 2009, as a result of a decline in sales and reforecasted expected future cash flows of ALS, the Company performed the impairment test prescribed by FASB ASC 350 and determined that a revaluation was required for the intangible assets acquired in the 2007 acquisition. The Company recognized a goodwill impairment charge of $612,632, which represented all of the remaining goodwill recognized during the Company’s 2007 acquisition of ALS. In addition, the Company recorded an impairment charge of $124,003 related to customer relationships acquired in the 2007 acquisition. These impairment charges are included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2009. To determine the fair value of the intangible assets, the Company used the relief from royalty method for the trademarks, an excess earnings method for the customer relationships, and an income approach method for the non-compete agreement.

4.	INVENTORIES:

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials	$2,186,639	$1,426,145
Finished goods	1,627,684	1,372,593

	3,814,323	2,798,738
Less reserve for obsolescence	(270,797)	—

Net inventories	$3,543,526	$2,798,738

5.	GOODWILL AND OTHER INTANGIBLE ASSETS:

At December 31, 2010, the Company had the following intangible assets:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,233,701	$(128,771)	$1,104,930
Trademarks	907,998	(139,148)	768,850
Customer relationships	1,010,000	(269,333)	740,667
Non-compete agreement	60,000	(40,000)	20,000
Product certification and licensing costs	130,956	(15,393)	115,563

	$3,342,655	$(592,645)	$2,750,010

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

At December 31, 2009, the Company had the following intangible assets:

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,079,352	$(63,126)	$1,016,226
Trademarks	904,209	(86,399)	817,810
Customer relationships	1,010,000	(168,333)	841,667
Non-compete agreement	60,000	(25,000)	35,000

	$3,053,561	$(342,858)	$2,710,703

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

Patents and trademarks are amortized using the straight-line method over their useful lives of 17 years. Amortization expense on patents and trademarks was $118,394 and $104,029 during the years ended December 31, 2010 and 2009, respectively. Customer relationships are amortized using the straight-line method over their useful lives of 10 years. Amortization expense on customer relationships was $101,000 and $101,000 for the years ended December 31, 2010 and December 31, 2009, respectively. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications), Energy Star certifications and non-compete agreements. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with FASB ASC 350 “Intangibles – Goodwill and Other”. Amortization expense on other intangible assets was $30,393 and $15,000 during 2010 and 2009, respectively. As of December 31, 2010, amortization expense on intangible assets for the next five years and thereafter is as follows, excluding $245,771 invested in patents or trademarks which are not yet being amortized as the patent or trademark is not complete:

	2011	2012	2013	2014	2015	Thereafter	Totals
Patents	$65,927	$65,927	$65,927	$65,927	$65,927	$533,907	$863,542
Trademarks	53,154	53,154	53,154	53,154	53,154	498,697	764,467
Customer relationships	101,000	101,000	101,000	101,000	101,000	235,667	740,667
Non-compete agreement	15,000	5,000	—	—	—	—	20,000
Product certification and licensing costs	43,651	43,651	28,261	—	—	—	115,563

Total	$278,732	$268,732	$248,342	$220,081	$220,081	$1,268,271	$2,504,239

6.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS:

On December 21, 2009, the Company issued $2,400,000 in principal of convertible promissory notes (the “Exchange Notes”) and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) in exchange for 480 shares of outstanding Series A Preferred Stock (the “Exchange”). The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants. See Note 8 for further discussion of the Exchange.

7.	PROMISSORY NOTES AND WARRANTS:

On June 18, 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Note Purchase Agreement”), with a limited number of accredited investors. Pursuant to the Note Purchase Agreement, the Company sold an aggregate of $3,800,000 in principal amount of secured promissory notes (the “Notes”) and 285,000 warrants (the “Note Warrants”) to purchase shares of the Company’s common stock. The Notes were payable in full on January 5, 2011 and incurred simple interest at the rate of 10.0% per year. The interest was payable a year after the closing date and at maturity. The Notes were secured by all of the assets of the Company.

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement requires additional warrants (the “Additional Warrants”) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrued ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remained outstanding for a year, 285,000 Additional Warrants were to be issued. If the Notes, or a portion of the Notes, were redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued were to be prorated for the time the Notes are outstanding.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount is being amortized over the life of the Notes using the effective interest method. For the year ended December 31, 2010, $55,433 of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which is being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. For the year ended December 31, 2010, $19,293 of the debt issuance costs was amortized to interest expense.

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. As of December 31, 2010, the Company has expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

The holders of the Notes included certain directors or entities affiliated with them. Patrick Doherty, one of the Company’s directors, is president of Mariner Private Equity, LLC. The Company owed entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $103,562 in accrued interest. The Company owed Michael Brown, one of the Company’s directors, $100,000 in principal and $6,904 in accrued interest.

8.	PREFERRED STOCK AND WARRANTS:

At December 31, 2010, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

On November 11, 2008, the Company entered into a Preferred Stock and Warrant Purchase Agreement (the “Stock Purchase Agreement”) with a limited number of accredited investors. Pursuant to the Stock Purchase Agreement, the Company issued Series A convertible preferred stock (the “Preferred Stock”) and warrants in a private placement, for aggregate consideration of $7,855,776 (before issuance costs incurred in 2008 of $390,513), consisting of $3,974,600 in cash, cancellation of $3,592,630 in principal and accrued interest on the Company’s secured promissory notes and $288,546 as compensation for issuance costs in lieu of cash. The net proceeds were used for working capital and general corporate purposes, including supporting the launch of new products.

The Company issued 1,513.44 units of Preferred Stock and warrants (“Preferred Stock Units”) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consisted of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. As the Preferred Stock was not redeemed prior to one year after the closing date of the transaction, warrants to purchase 750 additional shares of the Company’s common stock per unit were issued. In total, the holders of Preferred Stock were issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the “Preferred Warrants”), for a total of 2,356,732 common shares under warrants.

Preferred Stock Units Issued for Cash - The Company issued 794.92 Preferred Stock Units for cash consideration of $3,974,600. The Company calculated an effective conversion rate which gives effect to the allocation of proceeds from the transactions to the warrants on a relative fair value basis. The Company allocated the proceeds based on the relative fair values of the Preferred Stock and the Preferred Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Preferred Warrants was estimated to be $1,806,837 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $2,167,763, of which $1,806,838 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments.

Preferred Stock Units Exchanged for Promissory Notes - In exchange for the cancellation of $3,500,000 in principal amount of secured promissory notes and $92,630 of accrued interest relating to the promissory notes, the Company issued 718.53 Preferred Stock Units. The fair value of the Preferred Stock Units was determined using a simulation model of discounted cash flows and was estimated to be $5,000 per unit, for a total gross fair value of $3,592,630 on the date of issue. The Company estimated the fair value of the Preferred Warrants to total $1,633,195. The gross fair value of the Preferred Stock totaled $1,959,435, of which $1,633,195 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

Preferred Stock Units Issued to the Placement Agent - The Company issued 57.71 Preferred Stock Units to the placement agent in exchange for services received. The Company estimated the fair value of the services received to be $288,546, based on the agreement with the placement agent. Using a simulation model of discounted cash flows, the fair value of the Preferred Warrants was estimated to be $131,172 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $157,374, of which $131,172 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

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

Following the allocation of the beneficial conversion features and Preferred Warrants above, the Company considered the probability that the Preferred Stock holders would convert to common stock. The Preferred Stock was redeemable by the Company at any time and a percentage was redeemable at the option of the holder if the Company raised equity capital in excess of $5,000,000. Although the Preferred Stock did not have a stated maturity provision, the Company believed the conversion to common stock or redemption of the Preferred Stock, was more likely than not. As a result, the Company will recognize the amount by which the stated value of the preferred stock exceeded the carrying value as a deemed dividend. The excess of the stated value of the preferred stock over the carrying value of $7,142,409 was recorded as a charge to additional paid-in capital in our Consolidated Statements of Stockholders’ Equity, as the Company had an accumulated deficit on the date of the transaction. This deemed distribution is recorded as an accretion to the Preferred Stock over the four-year period from the date of issuance to the earliest conversion date using the effective yield method. For the year-ended December 31, 2009, $613,743 of the deemed distribution has been recognized as a return to the preferred shareholders and has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s Consolidated Statements of Operations.

On October 29, 2009, the Company entered into an agreement (the “Exchange Agreement”) with the holders (the “Preferred Shareholders”) of all of its outstanding Preferred Stock including certain of its directors or entities affiliated with such directors, to exchange all 1,571.15 outstanding shares of Preferred Stock for other securities of the Company (the “Exchange”). The Exchange was contingent upon consummation of a Qualified Public Offering, as such term is defined in the Exchange Agreement. Pursuant to the Exchange Agreement, the holders of the Preferred Stock waived receipt of dividend payments on the Preferred Stock and dividends in excess of 10% per annum until the earlier of the Exchange Date (as such term is defined in the Exchange Agreement), the termination of a Qualified Public Offering, or May 1, 2010. Also on October 29, 2009, the Company filed a registration statement with the Securities and Exchange Commission relating to a proposed follow-on offering of its common stock (the “Follow-on Offering”), which closed on December 21, 2009.

The Exchange was affected simultaneously with the closing of the Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Preferred Stock elected to receive common stock in the Exchange (“Option 1 Exchange”). The number of shares of common stock delivered in the Exchange, amounting to 1,731,994, was determined by dividing $5,455,750 (which represented the stated value of the Preferred Stock being exchanged for common stock) by the greater of (i) $3.15 or (ii) the $3.00 per share public offering price in the Follow-on Offering. The Preferred Shareholders holding the remaining 480 shares of Preferred Stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s directors, is president, and Michael Brown, one of the Company’s directors. In the Exchange, these Preferred Shareholders received convertible promissory notes (the “Exchange Notes”) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) (“Option 2 Exchange”). The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants. On December 21, 2009, the Company paid all outstanding dividends on the Preferred Stock totaling $792,124.

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

Option 2 - The Option 2 Exchange allowed those holders of Preferred Stock to exchange their Preferred Stock for the Exchange Notes and Exchange Warrants. The Option 2 Exchange did not meet the definition of an induced conversion as it did not result in the issuance of the equity securities which were issuable pursuant to conversion privileges included in the terms of the Preferred Stock at issuance. Accordingly, the Option 2 Exchange is treated as redemption of the Preferred Stock which requires recognition of the excess of the fair value of the consideration issued (the Exchange Notes and Exchange Warrants) over the carrying value of the Preferred Stock, less issuance costs, as a return to the Preferred Shareholders. Similar to the accounting recognition provided for inducements, the amount of the excess is treated in a manner similar to the treatment of dividends paid on preferred stock.

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

The $3.70 fair value of the Company’s common stock was derived from the active trading market for the shares. The fair value of the Exchange Notes was estimated based upon the present value of their future cash flows, using credit risk adjusted rates, as enhanced by the fair value of the embedded conversion feature (“ECF”). Since the Company does not have an established credit rating, the credit risk adjusted yield of 10.3% was determined by reference to comparable instruments in public markets. The fair value of the ECF was determined using the Monte Carlo Simulation (“MCS”). MCS is an option-based model that embodies assumptions that would likely be considered by market participants who trade the financial instrument. In addition to more traditional assumptions, such as trading market values, trading volatilities and risk-free rates, MCS assumptions include credit risk, interest risk and redemption considerations. The fair value of the Exchange Warrants was determined using the Black-Scholes-Merton valuation technique over the term to contractual expiration. Significant assumptions included in these valuation techniques were as follows:

Assumption
Credit-risk adjusted rates (based upon comparables):
Exchange of Notes	10.3%
ECF Range of Rates	8.5% - 10.3%
Volatility (based upon historical trading volumes and prices):
ECF Range of Periods	53.2% - 68.9%
Exchange Warrants	65.6%

In evaluating the accounting for the Exchange, the Company also considered current classification and measurement standards associated with the ECF and the Exchange Warrants. The ECF is an equity-linked feature that is not clearly and closely related to the risks of the host debt instrument. However, current accounting standards afforded an exemption to bifurcation of the ECF because it is both indexed to the Company’s own stock and otherwise met the definition of Conventional Convertible based upon the fixed conversion price. The Exchange Warrants are both indexed to the Company’s own stock and met all other conditions necessary for their classification in stockholders’ equity. Finally, the Company’s consideration of whether a beneficial conversion feature (“BCF”) was present in the hybrid debt agreement indicated that the effective conversion price was higher than the trading market price on the date of issuance. Accordingly, the Exchange Notes did not embody a BCF.

The final value allocated to the Exchange Notes of $2,150,448 is less than the face value of $2,472,000 on the issuance date. This original issue discount of $321,552 is being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $102,397 during the year ended December 31, 2010.

9.	CAPITAL STOCK:

Common stock – At December 31, 2010 the Company has reserved Common Stock for issuance in relation to the following:

Employee Stock Options	670,355
Shares Subject to Warrants	6,528,709

On December 21, 2009, the Company closed a follow-on public offering of 5,750,000 shares of its common stock at a public offering price of $3.00 per share. The aggregate amount of common shares sold reflects the exercise in full by the underwriters of their option to purchase up to 750,000 additional shares of common stock to cover over-allotments. The Company received aggregate proceeds of $15,687,662, net of issuance costs.

Stock warrants – The Company has 6,528,709 warrants outstanding in connection with the transactions described below and in Notes 6, 7 and 8.

The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the “Private Placement”). Each unit consisted of 100 shares of common stock, a warrant to purchase 60 shares of common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the “Base Warrants”) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the “Additional Warrants”). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended. During the year ended December 31, 2008, all the outstanding Additional Warrants and 6,188 of the Base Warrants were exercised. During the years ended December 31, 2010 and 2009, 0 and 340,973, respectively, of the Base Warrants were exercised.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the “Placement Agent Warrant”) to purchase 322,870 shares of the Company’s Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement. During the years ended December 31, 2010 and 2009, the placement agent exercised 0 and 150,000, respectively, of the shares under the Placement Agent warrant.

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

On June 26, 2008, the Company entered into a Note and Warrant Purchase Agreement (the “2008 Note Purchase Agreement”), with a limited number of stockholders, all of which were accredited investors. Pursuant to the 2008 Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the “2008 Notes”) and 218,750 warrants (the “2008 Promissory Note Warrants”) to purchase shares of the Company’s common stock. On November 12, 2008, the 2008 Notes were exchanged for preferred stock and warrants (Note 8). The 2008 Promissory Note Warrants have an exercise price of $6.40 per share and expire three years after the date of issuance.

The total number of shares under warrants to purchase common stock as of December 31, 2010 is listed in the table below:

Associated Transaction	Number of Warrants
Kingstone Warrants	289,187
2006 Private Placement Base Warrants	2,074,364
2006 Private Placement Agent Warrants	172,870
2008 Promissory Note Warrants	218,750
2008 Preferred Stock Warrants	2,270,167
2008 Preferred Stock Agent Warrants	86,565
2009 Promissory Notes Warrants	481,766
2009 Convertible Promissory Notes Warrants	935,040

Total Shares Subject to Warrants	6,528,709

10.	STOCK OPTION PLANS:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2010, options to purchase 18,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. As of December 31, 2010, 562,318 shares of common stock were vested and exercisable under the 2003 Plan.

The average fair value of options granted at market during 2010 and 2009 was $2.38 and $4.85 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $2,300 and $112,570, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2010 was $42. At December 31, 2010, there were 670,355 options outstanding under both plans.

The following table summarizes activity of the stock option plans for the years ended December 31, 2010 and 2009:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2009	231,569	589,551	$4.87
Options granted at market	(251,950)	251,950	6.76
Options exercised	—	(66,397)	4.96
Options forfeited or expired	184,917	(187,667)	6.76

Balance, December 31, 2009	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(299,100)	299,100	3.24
Options exercised	—	(5,000)	2.98
Options forfeited or expired	208,182	(211,182)	3.98

Balance, December 31, 2010	423,618	670,355	$4.60

Of the 670,355 options outstanding at December 31, 2010, 580,318 are vested and exercisable. At December 31, 2010, the weighted average exercise price of vested options outstanding was $4.68, the weighted average remaining contractual term (in years) was 6.04, and the aggregate intrinsic value was $4.

A summary of the non-vested shares as of December 31, 2010 and changes during the year ending December 31, 2010 is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2010	120,214	$3.87
Granted	299,100	2.38
Vested	(126,991)	3.26
Forfeited	(202,286)	2.60

Non-vested at December 31, 2010	90,037	$2.65

As of December 31, 2010, the total future compensation cost related to non-vested awards is estimated to be approximately $106,000, $5,000 and $1,000 for the years ending December 31, 2011, 2012, and 2013 respectively.

The total fair value of shares vested during the years ended December 31, 2010 and 2009 was approximately $413,000 and $475,000, respectively.

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. The grant date weighted average fair value of performance options granted during 2010 and 2009 was $2.44 and $5.55, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to non-vested performance options. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2010 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2010 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	115,650	$3.75	7.80	$404,416
Granted	130,000	7.26
Options exercised	(7,900)	5.81
Forfeited or expired	(109,540)	7.28

Outstanding at December 31, 2009	128,210	$4.16	7.09	$60,000
Granted	160,000	3.39
Options exercised	—	—
Forfeited or expired	(155,950)	3.39

Outstanding at December 31, 2010	132,260	$4.14	6.18	$—

Exercisable at December 31, 2010	128,210	$4.16	6.09	$—

A summary of the non-vested shares that vested, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2010 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted Average Grant- Date Fair Value
Non-vested at January 1, 2010	20,460	$5.33
Granted	160,000	2.44
Vested	(20,460)	5.33
Forfeited	(155,950)	2.46

Non-vested at December 31, 2010	4,050	$1.72

11.	OPERATING LEASES:

On November 30, 2006, the Company entered into a five year operating lease agreement with EastGroup Properties, L.P., (“Eastgroup”) an unrelated party. Pursuant to the lease, on April 1, 2007, the Company relocated to approximately 34,000 square feet of office, distribution and light manufacturing space at a new location in Orlando, Florida, which the Company used for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,486 for the first twelve-month period and increases annually by 3.5% thereafter. In addition to base rent, the Company is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provides for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount has been recorded as deferred rent on the Company’s consolidated balance sheets and is being amortized as a reduction of rent expense over the life of the lease. On July 31, 2009, the Company entered into the first amendment to the lease agreement which reduced base rent by approximately $700 per month for the period of August 2009 through March 2010.

On October 28, 2010, the Company sold to Next Step Products, LLC (“Next Step”) substantially all of the assets of the Legacy Commercial and Pool Lighting Businesses, which were operated from the Orlando facility. In addition, the Company entered into a sublease agreement to sublet a portion of the facility to Next Step for six to nine months from the date of the sale. The Company will continue to use the remainder of the Orlando facility for certain administrative functions for an indeterminable amount of time.

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

During the years ended December 31, 2010 and 2009, the Company entered into operating lease agreements for computers and other office equipment. The lease terms range from three to five years and consist of monthly payments ranging from $38 to $1,098.

The following schedule shows the total rent expense for operating leases:

	Year Ended December 31,
	2010	2009
Rent expense	$282,454	$233,772
Less sublease rentals	(24,753)	—

Total rent expense	$257,701	$233,772

The future minimum payment obligations as of December 31, 2010 under the operating leases described above are as follows:

2011	$545,035
2012	257,778
2013	25,216
2014	6,588

Total future payment obligations	$834,617

Future payment obligations have not been reduced by minimum sublease rentals of $49,282 due in 2011.

12.	CONCENTRATION OF CREDIT RISKS:

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

13.	INCOME TAXES:

As of December 31, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $29,923,000 and $17,547,000, respectively, which expire between 2010 and 2030. As of December 31, 2009, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $22,583,000 and $17,329,000, respectively. Generally, these can be carried forward and applied against future taxable income. However, as a result of stock offerings and stock issued in connection with the acquisitions, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not evaluated the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Accounts receivable	$13,000	$54,000
Inventories	106,000	236,000
Accrued expenses	104,000	52,000
Depreciation	(109,000)	(220,000)
Intangible assets	44,000	44,000
Stock warrants	579,000	470,000
Other	1,000	20,000
Net operating loss carry forwards	10,687,000	8,025,000

	11,425,000	8,681,000
Valuation allowance	(11,425,000)	(8,681,000)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $11,425,000 at December 31, 2010, an increase of approximately $2,744,000 over December 31, 2009.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2010 and 2009:

	December 31,
	2010		2009
	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(2,724,000)	(34.0)	$(2,433,000)	(34.0)
Deferred state tax benefit	(30,000)	(0.4)	(178,000)	(2.5)
Change in valuation allowance	2,744,000	34.2	1,561,000	21.8
Goodwill and intangible asset impairment	—	0.0	251,000	3.5
Adjustment to net operating loss carryforwards	(5,000)	(0.0)	786,000	11.0
Non-deductible expenses	15,000	0.2	13,000	0.2

Income tax expense	$—	—	$—	—

14.	SEGMENT REPORTING:

As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses in October of 2010, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. The Company’s operations are principally managed on a product basis. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

Financial information relating to the reportable operating segments for the years ended December 31, 2010 and 2009 is presented below:

	Year Ended December 31,
	2010	2009
Revenues from external customers:
LED replacement lamps	$1,807,744	$1,366,485
LED signage and lighting strips	3,614,699	3,622,153

Total revenues from external customers	$5,422,443	$4,988,638

Segment loss:
LED replacement lamps	$(1,618,073)	$(996,648)
LED signage and lighting strips	(249,699)	(253,170)

Segment loss	(1,867,772)	(1,249,818)
Unallocated amounts:
Corporate expenses	(3,810,281)	(3,540,237)
Interest income	1,657	2,016
Debt extinguishment costs	(441,741)	—
Interest expense	(247,139)	(458,749)

Loss from continuing operations	$(6,365,276)	$(5,246,788)

Depreciation and amortization:
LED replacement lamps	$237,482	$177,188
LED signage and lighting strips	249,147	250,018

Segment depreciation and amortization	486,629	427,206
Corporate depreciation and amortization	207,743	204,517
Depreciation and amortization associated with discontinued operations	133,774	203,638

Total depreciation and amortization	$828,146	$835,361

Segment assets:
LED replacement lamps	$6,382,457	$3,883,708
LED signage and lighting strips	3,815,025	5,860,443

Total segment assets	10,197,482	9,744,151
Elimination of intercompany receivable	(331,983)	(97,343)
Other corporate assets	7,154,710	16,144,336
Assets associated with discontinued operations	—	3,761,900

Total assets	$17,020,209	$29,553,044

Expenditures for segment assets:
LED replacement lamps	$414,191	$247,742
LED signage and lighting strips	31,324	10,508

Total expenditures for segment assets	445,515	258,250
Corporate expenditures for assets	147,351	32,049
Expenditures for segment assets associated with discontinued operations	31,922	87,595

Total expenditures for assets	$624,788	$377,894

Net revenues by geographic location, based on location of customers, were as follows:

	December 31,
	2010	2009
United States	$4,386,808	$4,144,651
Canada	597,355	557,096
Other	438,280	286,891

Total	$5,422,443	$4,988,638

Net long-lived assets by geographic locations were as follows:

	December 31,
	2010	2009
United States	$3,326,208	$3,655,010
Mexico	316,964	255,619
Canada	98,405	7,508
Other	89,918	25,309

Total	$3,831,495	$3,943,446

15.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. On November 1, 2008, the Company elected to cease matching contributions.

16.	CONTINGENCIES:

The Company is not currently a party to any pending legal proceedings. In the ordinary course of business the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

17.	SUBSEQUENT EVENTS:

Subsequent to year-end, we settled a claim from a former Legacy Commercial and Pool Lighting Businesses vendor relating to a disputed payable for $32,250. As of December 31, 2010, the balance of the outstanding accounts payable was reduced by $97,271 to the settlement amount. The reduction in the balance of the outstanding accounts payable is reflected in discontinued operations for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

Date: March 23, 2011	By:	/s/ Michael Bauer
Michael Bauer, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer
Michael Bauer – President	March 23, 2011
Chief Executive Officer / Director
(Principal Executive Officer)

/s/ Gary R. Langford	March 23, 2011
Gary R. Langford– Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Brown	March 23, 2011
Michael J. Brown – Director

/s/ Patrick Doherty	March 23, 2011
Patrick Doherty – Director

/s/ Edgar Protiva	March 23, 2011
Edgar Protiva – Director

/s/ William Yager	March 23, 2011
William Yager – Director

/s/ Chris Richardson	March 23, 2011
Chris Richardson – Director