Form 10-Q
period 2011-03-31
Nexxus Lighting, Inc.
filed 2011-05-13
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of Common Stock, $.001 par value, outstanding on May 6, 2011: 16,441,639

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$5,484,607	$5,308,900
Trade accounts receivable, less allowance for doubtful accounts of $35,789 and $35,899	668,943	645,254
Inventories, less reserve of $306,247 and $270,797	4,544,338	3,543,526
Note receivable	—	1,110,982
Prepaid expenses	160,022	109,648
Other assets	10,742	15,605

Total current assets	10,868,652	10,733,915

Property and equipment	3,211,000	3,172,715
Accumulated depreciation and amortization	(2,203,605)	(2,091,230)

Net property and equipment	1,007,395	1,081,485

Goodwill	2,396,289	2,396,289
Other intangible assets, less accumulated amortization of $662,670 and $592,645	2,720,648	2,750,010
Deposits on equipment	31,445	—
Other assets, net	57,038	58,510

	$17,081,467	$17,020,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,340,567	$1,270,937
Related party payable	14,370	35,212
Accrued compensation and benefits	177,675	213,414
Current portion of deferred rent	82,884	80,131
Other current liabilities	55	3,434

Total current liabilities	2,615,551	1,603,128

Convertible promissory notes to related parties, net of debt discount	2,257,577	2,231,588
Deferred rent, less current portion	4,916	25,882

Total liabilities	4,878,044	3,860,598

Stockholders’ Equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 16,441,639 and 16,245,503 issued and outstanding	16,442	16,246
Additional paid-in capital	49,759,575	49,386,782
Accumulated deficit	(37,572,594)	(36,243,417)

Total stockholders’ equity	12,203,423	13,159,611

	$17,081,467	$17,020,209

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$1,553,594	$1,424,417
Cost of sales	1,064,437	917,879

Gross profit	489,157	506,538

Operating expenses:
Selling, general and administrative	1,602,359	1,639,525
Research and development	194,063	249,686

Total operating expenses	1,796,422	1,889,211

Operating loss	(1,307,265)	(1,382,673)

Non-operating income (expense):
Interest expense	(27,537)	(159,479)
Debt extinguishment costs	—	(441,741)
Other income	240	298

Total non-operating income, net	(27,297)	(600,922)

Loss from continuing operations	$(1,334,562)	$(1,983,595)

Discontinued operations:
Income (loss) from discontinued operations	5,385	(482,042)

Net loss	$(1,329,177)	$(2,465,637)

Basic and diluted loss per common share:
Continuing operations	$(0.08)	$(0.12)

Discontinued operations	$0.00	$(0.03)

Net loss	$(0.08)	$(0.15)

Basic and diluted weighted average shares outstanding	16,270,719	16,240,836

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611
Exercise of warrants	196,136	196	299,804	—	300,000
Stock-based compensation	—	—	72,989	—	72,989
Net loss	—	—	—	(1,329,177)	(1,329,177)

Balance, March 31, 2011	16,441,639	$16,442	$49,759,575	$(37,572,594)	$12,203,423

See accompanying notes to unaudited consolidated financial statements

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(1,329,177)	$(2,465,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	113,502	136,930
Amortization of intangible and other assets	70,025	68,464
Amortization of debt discount and debt issuance costs	27,461	100,940
Debt extinguishment costs	—	441,741
Amortization of deferred rent	(18,213)	(13,099)
Loss on sale of businesses	648	—
Loss on disposal of property and equipment	7,323	774
Increase in inventory reserve	35,450	20,331
Stock-based compensation	72,989	102,741
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(23,689)	(288,350)
Inventories	(1,036,262)	(297,054)
Prepaid expenses	(50,374)	(88,494)
Other assets	4,863	(18,792)
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	1,048,788	42,764
Accrued compensation and benefits	(35,739)	133,910
Other liabilities	(3,379)	(11,704)

Total adjustments	213,393	331,102

Net cash used in operating activities	(1,115,784)	(2,134,535)

Cash Flows from Investing Activities:
Proceeds from the sale of businesses, net of transaction costs	1,110,334	—
Purchase of property and equipment	(78,180)	(75,261)
Proceeds from the sale of property and equipment	—	6,450
Acquisition costs of Lumificient Corporation, net of cash acquired	—	(105,911)
Patents and trademark costs	(40,663)	(34,125)

Net cash provided by (used in) investing activities	991,491	(208,847)

Cash Flows from Financing Activities:
Payments on promissory notes	—	(3,800,000)
Proceeds from exercise of employee stock options and warrants, net	300,000	14,900
Fees related to follow-on equity offering	—	(49,954)

Net cash provided by (used in) financing activities	300,000	(3,835,054)

Net increase (decrease) in Cash and Cash Equivalents	175,707	(6,178,436)

Cash and Cash Equivalents, beginning of period	5,308,900	15,167,496

Cash and Cash Equivalents, end of period	$5,484,607	$8,989,060

Supplemental Cash Flow Information:
Cash paid for interest	$—	$262,356

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

1.	Summary of Significant Accounting Policies:

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

Financial instruments – FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $4,534,000 at March 31, 2011 and $5,024,000 at December 31, 2010, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Beneficial conversion and warrant valuation – In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

The Company accounts for uncertain tax positions under the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (“ASC 740-10”). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2011 and 2010, the Company had 7,289,340 and 7,740,296, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at March 31, 2011 and 2010 because to do so would have been anti-dilutive.

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

	Three Months Ended March 31,
	2011	2010
Expected volatility	72.0%	67.2 – 86.5%
Weighted-average volatility	72.0%	83.1%
Risk-free interest rate	1.3%	2.2%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.6 – 8.9

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended March 31, 2011 and 2010 was $72,989 and $102,741, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended March 31, 2011 and 2010 to increase by $0.00 and $0.01, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. In October of 2010, the Company sold substantially all of the assets of its legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips.

2.	Discontinued Operations:

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

The components of discontinued operations for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Revenue	$6,423	$1,737,642

Income (loss) from operations	$6,033	$(482,042)
Loss on sale of divisions	(648)	—

Discontinued operations	$5,385	$(482,042)

The loss on sale of divisions includes $648 of transaction and legal costs related to the Asset Sale.

3.	Inventories:

Inventories consist of the following:

	(Unaudited)
	March 31,	December 31,
	2011	2010
Raw materials	$2,803,159	$2,186,639
Finished goods	2,047,426	1,627,684

	4,850,585	3,814,323
Less: Reserve for obsolescence	(306,247)	(270,797)

Net inventories	$4,544,338	$3,543,526

4.	Goodwill and Other Intangible Assets:

At March 31, 2011, the Company had the following intangible assets:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,269,289	$(145,375)	$1,123,914
Trademarks	908,148	(152,437)	755,711
Customer relationships	1,010,000	(294,583)	715,417
Non-compete agreement	60,000	(43,750)	16,250
Product certification and licensing costs	135,881	(26,525)	109,356

	$3,383,318	$(662,670)	$2,720,648

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

At December 31, 2010, the Company had the following intangible assets:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,233,701	$(128,771)	$1,104,930
Trademarks	907,998	(139,148)	768,850
Customer relationships	1,010,000	(269,333)	740,667
Non-compete agreement	60,000	(40,000)	20,000
Product certification and licensing costs	130,956	(15,393)	115,563

	$3,342,655	$(592,645)	$2,750,010

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

Remaining estimated annual amortization expense is approximately as follows:

Year Ending December 31:
2011	$211,660
2012	272,213
2013	251,822
2014	222,111
2015	221,920
Thereafter	1,290,418

$2,470,144

At March 31, 2011, the Company had $250,504 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2011, options to purchase 18,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2011, options to purchase 555,102 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2011:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2010	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(299,100)	299,100	3.24
Options exercised	—	(5,000)	2.98
Options forfeited or expired	208,182	(211,182)	3.98

Balance, December 31, 2010	423,618	670,355	$4.60
Options granted at market	(500)	500	3.98
Options forfeited or expired	24,182	(24,182)	5.28

Balance, March 31, 2011	447,300	646,673	$4.58

The weighted average fair value of options granted at market during the three months ended March 31, 2011 and 2010 was $2.03 and $2.37 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $0 and $2,300, respectively. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2011 and 2010 was $80,802 and $83,121, respectively.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2011, the Company recorded amortization charges of $25,989.

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

The Note Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. Note Warrants to purchase 0.075 shares of the Company’s common stock were issued for each $1.00 in principal amount of the Notes sold to each purchaser. The Note Purchase Agreement required additional warrants (the “Additional Warrants”) to be issued at the earlier of a year after the issuance date of the Notes, or the date on which the principal and interest on the Notes is paid in full. The Additional Warrants accrued ratably over the 365 day period at a rate of 7.5% of the aggregate principal amount of all Notes issued pursuant to the Note Purchase Agreement, and otherwise carry the same terms as the Note Warrants issued upon closing of the Note Purchase Agreement. If the Notes remained outstanding for a year, 285,000 Additional Warrants would have been issued. Since the Notes were redeemed prior to one year after the date the Notes were issued, the number of Additional Warrants issued was prorated for the time the Notes were outstanding.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. During the three months ended March 31, 2011 and 2010, $0 and $55,433, respectively, of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. During the three months ended March 31, 2011 and 2010 $0 and $19,293, respectively, of the debt issuance costs was amortized to interest expense.

The Note and Warrant Purchase Agreement contained certain financial covenant requirements and other provisions, the failure of which would result in an Event of Default, resulting in the holders of the Notes ability to declare all amounts outstanding under the Notes immediately due.

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. In 2010, the Company expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

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

Financial information relating to the reportable operating segments for the three months ended March 31, 2011 and 2010 is presented below:

	Three Months Ended March 31,
	2011	2010
Revenues from external customers:
LED replacement lamps	$379,053	$501,190
LED signage and lighting strips	1,174,541	923,227

Total revenues from external customers	$1,553,594	$1,424,417

Segment (loss) income:
LED replacement lamps	$(302,628)	$(340,741)
LED signage and lighting strips	86,204	(57,580)

Segment loss	(216,424)	(398,321)
Unallocated amounts:
Corporate expenses	(1,090,917)	(984,590)
Interest income	240	298
Debt extinguishment costs	—	(441,741)
Interest expense	(27,461)	(159,241)

Loss from continuing operations	$(1,334,562)	$(1,983,595)

Depreciation and amortization:
LED replacement lamps	$64,932	$51,978
LED signage and lighting strips	62,645	62,136

Segment depreciation and amortization	127,577	114,114
Corporate depreciation and amortization	55,950	49,941
Depreciation and amortization associated with discontinued operations	—	41,339

Total depreciation and amortization	$183,527	$205,394

9.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary Lumificient Corporation (“Lumificient”).

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses, may cause us to incur greater losses and create disruptions in our business, the risk that we may be unable to obtain sufficient capital when needed, the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, the risk that demand for our Array ™ brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology and our ability to adequately protect our intellectual property rights. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. These products are sold under the Array™ Lighting and Lumificient brand names. With 33 issued patents and 34 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patent pending Selective Heat Sink (SHS) technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, entertainment, institutional, retail and sign markets. We serve these markets through our Array Lighting division and through our subsidiary, Lumificient. Each division markets and distributes products globally through multiple networks of independent sales representatives and distributors.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 32% to approximately $1,808,000 for the year ended December 31, 2010, compared to approximately $1,366,000 for the year ended December 31, 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. In March 2011, we began offering our Array lamps through Lowes.com and announced that they will be offered through approximately 1,100 Lowe’s stores beginning in June 2011.

The initial Array product line included R30, R16, MR16, GU10 and G4 lamps. In 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In 2010, we upgraded the design of our R30 lamp and introduced a new PAR38 lamp. Recently, we introduced the new MR16-HO (High Output) which uses only 6.5 watts to provide over 325 lumens. We have successfully certified a number of our Array lamps under the Energy Star program, and expect to continue seeking certification of our Array lamps under the Energy Star program as new products are introduced. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010. In March, we added our PAR38 lamp to the Energy Star list. We intend to continue making investments to expand the Array product offering and grow our market share.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses (“Legacy Commercial and Pool Lighting Businesses”) for a purchase price of approximately $2.3 million, with approximately $1.3 million accounting for the purchase of inventory. Of the total consideration, we received $1.0 million in cash in connection with closing. This cash payment included $750,000 of non-refundable deposits previously paid by the buyer. Subject to the terms of the purchase agreement and a secured promissory note, the buyer was obligated to pay the remaining approximately $1.3 million over the seven month period ending May 28, 2011 as the buyer sold the purchased inventory. As of March 4, 2011, the $1.3 million balance of the purchase price was paid in full. Our Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding our Array business and the business of Lumificient. The divestiture of these businesses fits with our strategic plans to focus our resources on our Array replacement lamp and Lumificient businesses, where we see more significant long term growth potential. The financial condition and results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

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

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the three months ended March 31, 2011 and 2010.

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

Three months ended March 31, 2011 vs. 2010

Revenue

	(Unaudited) Quarter Ended March 31,
	2011	2010	Change	% Change
Array LED lamps	$379,053	$501,190	$(122,137)	-24%
Lumificient	1,174,541	923,227	251,314	27%

Total revenue	$1,553,594	$1,424,417	$129,177	9%

Total revenue for the three months ended March 31, 2011 increased 9%, or approximately $129,000, to approximately $1,554,000 as compared to approximately $1,424,000 for the three months ended March 31, 2010. Sales of Lumificient products in the first quarter of 2011 and 2010 were approximately $1,175,000 and $923,000, respectively. This increase reflects growth in national sign programs and other commercial applications.

Sales of our Array LED lamps were approximately $379,000 in the first quarter of 2011 compared to approximately $501,000 in the first quarter of 2010. The decline reflects, in part, the timing of larger projects. Looking forward, we are modifying our market strategy to target higher direct sale opportunities, including major Energy Service Companies (“ESCOs”), and expanding into the consumer-retail channel. In March 2011 we began offering our Array lamps through Lowes.com. We also announced that the lamps will be offered in approximately 1,100 Lowe’s stores across the United States beginning in June 2011. Lowe’s will offer seventeen different Array products, including our PAR 38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating.

Gross Profit

	(Unaudited) Quarter Ended March 31,
	2011	2010	Change	% Change
Revenue	$1,553,594	$1,424,417	$129,177	9%
Cost of Sales	1,064,437	917,879	146,558	16%

Gross Profit	$489,157	$506,538	$(17,381)	-3%

Gross Margin %	31%	36%

Gross profit for the quarter ended March 31, 2011 was approximately $489,000, or 31% of revenue, as compared to approximately $507,000, or 36% of revenue, for the comparable period of 2010. Direct gross margin for the first quarter of 2011, which is revenue less material cost, remained consistent at approximately 47% in each period.

In the first quarter of 2011, distribution costs, which includes some light assembly, increased to approximately $243,000, or 16% of revenue, as compared to approximately $168,000, or 12% of revenue, in the first quarter of 2010. Depreciation expense included in production costs was approximately $63,000, or 4% of revenue, in the first quarter of 2011 as compared to approximately $51,000 in the first quarter of 2010, an increase of approximately $12,000, or 24%. The increase in distribution costs also includes higher freight expenses of approximately $32,000 and an increase in the inventory reserve of approximately $17,000 over the comparable period of 2010.

We continue to review our operations for opportunities to reduce costs. Our analysis may lead to the determination to alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material. Any reorganization of our company, operations and/or product offerings, including the divestiture of our Legacy Commercial and Pool Lighting Businesses during 2010, may cause us to incur greater losses and create disruptions in our business.

Operating Loss and Expenses

	(Unaudited) Quarter Ended March 31,
	2011	2010	Change	% Change
Gross profit	$489,157	$506,538	$(17,381)	-3%
Less operating expenses:
Selling, general and administrative	1,602,359	1,639,525	(37,166)	-2%
Research and development	194,063	249,686	(55,623)	-22%

Total operating expenses	1,796,422	1,889,211	(92,789)	-5%

Operating loss	$(1,307,265)	$(1,382,673)	$75,408	-5%

Selling, general and administrative (SG&A) expenses were approximately $1,602,000 for the quarter ended March 31, 2011 as compared to approximately $1,640,000 for the same period in 2010, a decrease of approximately $37,000, or 2%. This decrease is primarily the result of lower selling expense related to tradeshows of approximately $30,000 for the quarter ended March 31, 2011 as compared to the same period in 2010. Travel expenses also decreased by approximately $15,000 in the first quarter of 2011, as compared to the same period of 2010.

Research and development costs were approximately $194,000 during the three months ended March 31, 2011 as compared to approximately $250,000 during the same period in 2010. This decrease of approximately $56,000 was primarily due to lower payroll expenses of approximately $35,000 and lower project-related costs of approximately $21,000, in the first quarter of 2011, as compared to the same period of 2010.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended March 31, 2011 and 2010, respectively.

Net Loss

Net loss for the three months ended March 31, 2011 and 2010 was approximately $1,329,000 and $2,466,000, respectively, including a gain from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $5,000 in 2011 and a loss of approximately $482,000 in 2010. Basic and diluted loss per common share was $0.08 and $0.15 for the three months ended March 31, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.08 and $0.12 for the three months ended March 31, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.03 for the three months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of approximately $5,485,000, compared to cash and cash equivalents of approximately $5,309,000 at December 31, 2010. Working capital at March 31, 2011 was approximately $8,253,000, a decrease of approximately 10% compared to working capital of approximately $9,131,000 at December 31, 2010. The decline in working capital primarily represents cash used to fund operations in the first three months of 2011, net of the collection of the note receivable of approximately $1,111,000 from the sale of our Legacy Commercial and Pool Lighting Businesses.

Net cash used in operating activities amounted to approximately $1,116,000 for the three months ended March 31, 2011, as compared to approximately $2,135,000 for the three months ended March 31, 2010. This decrease of approximately $1,019,000 in net cash used in operating activities over the comparable period of 2010 is primarily due to an approximately $587,000 decrease in net loss adjusted for non-cash items for the three months ended March 31, 2011, as compared to the same period in 2010. In addition, cash provided by accounts receivables increased by approximately $265,000 and cash used for accounts payable decreased by approximately $1,006,000. The decrease in net cash used in operating activities over the comparable period in 2010 was partially offset by the increase in cash used for the purchase of inventories of approximately $739,000.

Net cash provided by investing activities for the three months ended March 31, 2011 was approximately $991,000 as compared to net cash used in investing activities of approximately $209,000 in the same period of 2010. This increase in cash provided by investing activities of approximately $1,200,000 is primarily the result of the collection of approximately $1,111,000 of the note receivable related to the sale of the Legacy Commercial and Pool Lighting Businesses. In addition, cash used for acquisition costs decreased by approximately $106,000 due to the payment of the Lumificient indemnity holdback in the first quarter of 2010.

Net cash provided by financing activities for the three months ended March 31, 2011 was $300,000 as compared to net cash used in financing activities of approximately $3,835,000 for the comparable period of 2010. This increase in cash provided by financing activities of approximately $4,135,000 as compared to the same period in 2010 is mostly attributable to our use of $3,800,000 in the first quarter of 2010 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options increased by approximately $285,000 in the three months ended March 31, 2011 as compared to the same period of 2010.

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

Contractual Obligations

As of March 31, 2011, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

As of March 31, 2011, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of March 31, 2011, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 13, 2011

Michael A. Bauer, Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: May 13, 2011

Gary R. Langford, Chief Financial Officer

(Principal Financial and Accounting Officer)