Form 10-Q
period 2011-06-30
Nexxus Lighting, Inc.
filed 2011-08-12
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of Common Stock, $.001 par value, outstanding on August 5, 2011: 16,452,738

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,541,429	$5,308,900
Trade accounts receivable, less allowance for doubtful accounts of $35,789 and $35,899	3,517,959	645,254
Inventories, less reserve of $354,885 and $270,797	3,628,615	3,543,526
Note receivable	—	1,110,982
Prepaid expenses	136,513	109,648
Other assets	37,203	15,605

Total current assets	10,861,719	10,733,915

Property and equipment	3,356,926	3,172,715
Accumulated depreciation and amortization	(2,320,048)	(2,091,230)

Net property and equipment	1,036,878	1,081,485

Goodwill	2,396,289	2,396,289
Other intangible assets, less accumulated amortization of $733,422 and $592,645	2,685,297	2,750,010
Deposits on equipment	12,200	—
Other assets, net	26,955	58,510

	$17,019,338	$17,020,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$2,863,434	$1,270,937
Related party payable	81,125	35,212
Accrued compensation and benefits	244,751	213,414
Current portion of deferred rent	64,503	80,131
Other current liabilities	215	3,434

Total current liabilities	3,254,028	1,603,128

Convertible promissory notes to related parties, net of debt discount	2,272,158	2,231,588
Deferred rent, less current portion	2,658	25,882

Total liabilities	5,528,844	3,860,598

Stockholders’ Equity:
Common stock, $.001 par value, 30,000,000 and 25,000,000 shares authorized, 16,452,738 and 16,245,503 issued and outstanding	16,453	16,246
Additional paid-in capital	49,914,140	49,386,782
Accumulated deficit	(38,440,099)	(36,243,417)

Total stockholders’ equity	11,490,494	13,159,611

	$17,019,338	$17,020,209

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$4,065,716	$1,327,027	$5,619,310	$2,751,444
Cost of sales	3,061,309	893,670	4,125,746	1,811,549

Gross profit	1,004,407	433,357	1,493,564	939,895

Operating expenses:
Selling, general and administrative	1,628,341	1,758,310	3,221,175	3,397,835
Research and development	214,095	273,384	417,683	523,070

Total operating expenses	1,842,436	2,031,694	3,638,858	3,920,905

Operating loss	(838,029)	(1,598,337)	(2,145,294)	(2,981,010)

Non-operating income (expense):
Interest expense	(28,085)	(26,943)	(55,622)	(186,422)
Debt extinguishment costs	—	—	—	(441,741)
Other income	164	579	404	877

Total non-operating expense, net	(27,921)	(26,364)	(55,218)	(627,286)

Loss from continuing operations	$(865,950)	$(1,624,701)	$(2,200,512)	$(3,608,296)

Discontinued operations:
Income (loss) from discontinued operations	(1,555)	(259,333)	3,830	(741,375)

Net loss	$(867,505)	$(1,884,034)	$(2,196,682)	$(4,349,671)

Basic and diluted loss per common share:
Continuing operations	$(0.05)	$(0.10)	$(0.13)	$(0.22)

Discontinued operations	$0.00	$(0.02)	$0.00	$(0.05)

Net loss	$(0.05)	$(0.12)	$(0.13)	$(0.27)

Basic and diluted weighted average shares outstanding	16,444,444	16,245,503	16,301,320	16,243,183

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611
Exercise of warrants	207,235	207	324,543	—	324,750
Stock-based compensation	—	—	202,815	—	202,815
Net loss	—	—	—	(2,196,682)	(2,196,682)

Balance, June 30, 2011	16,452,738	$16,453	$49,914,140	$(38,440,099)	$11,490,494

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,196,682)	$(4,349,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	229,944	278,772
Amortization of intangible and other assets	140,777	139,438
Amortization of debt discount and debt issuance costs	55,549	127,753
Debt extinguishment costs	—	441,741
Amortization of deferred rent	(38,852)	(30,661)
Loss on sale of businesses	622	—
Loss on disposal of property and equipment	7,323	9,116
Increase in inventory reserve	84,088	217,261
Stock-based compensation	202,815	177,755
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(2,872,705)	(411,839)
Inventories	(169,177)	(787,652)
Prepaid expenses	(26,865)	(15,421)
Other assets	6,978	(5,851)
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	1,626,410	1,076,268
Accrued compensation and benefits	31,337	31,029
Other liabilities	(3,219)	(9,467)

Total adjustments	(724,975)	1,238,242

Net cash used in operating activities	(2,921,657)	(3,111,429)

Cash Flows from Investing Activities:
Proceeds from the sale of businesses, net of transaction costs	1,110,360	—
Purchase of property and equipment	(204,860)	(226,638)
Proceeds from the sale of property and equipment	—	6,600
Acquisition costs of Lumificient Corporation, net of cash acquired	—	(105,911)
Patents and trademark costs	(76,064)	(142,357)

Net cash provided by (used in) investing activities	829,436	(468,306)

Cash Flows from Financing Activities:
Payments on promissory notes	—	(3,800,000)
Proceeds from exercise of employee stock options and warrants, net	324,750	14,900
Fees related to follow-on equity offering	—	(49,954)

Net cash provided by (used in) financing activities	324,750	(3,835,054)

Net decrease in Cash and Cash Equivalents	(1,767,471)	(7,414,789)

Cash and Cash Equivalents, beginning of period	5,308,900	15,167,496

Cash and Cash Equivalents, end of period	$3,541,429	$7,752,707

Supplemental Cash Flow Information:
Cash paid for interest	$—	$262,356

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

1.	Summary of Significant Accounting Policies:

Revenue recognition - Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. As the Company’s products are new in the consumer market channel, the Company increased its reserve estimate related to product returns for this channel. The level of returns may fluctuate from the Company’s estimate. The Company offers early payment discounts to select customers. Revenue is recorded net of the amount of the early payment discounts that the Company estimates will be claimed by customers. Our products typically carry a warranty that ranges from two to five years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales.

Financial instruments –FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $3,359,000 at June 30, 2011 and $5,024,000 at December 31, 2010, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Beneficial conversion and warrant valuation - In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

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

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2011 and 2010, the Company had 7,469,825 and 7,795,863, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at June 30, 2011 and 2010 because to do so would have been anti-dilutive.

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

	Six Months Ended June 30,
	2011	2010
Expected volatility	71.9 – 84.7%	65.9 – 88.1%
Weighted-average volatility	81.3%	83.1%
Risk-free interest rate	0.7 – 2.2%	1.3 – 2.6%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.5 – 8.7

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended June 30, 2011 and 2010 was $129,826 and $75,014, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended June 30, 2011 and 2010 to increase by $0.01 and $0.00, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the six months ended June 30, 2011 and 2010 was $202,815 and $177,755, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the six months ended June 30, 2011 and 2010 to increase by $0.01 and $0.01, respectively

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. In October of 2010, the Company sold substantially all of the assets of its legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips.

Recent accounting pronouncements – In June 2011, the FASB issued guidance on the presentation of comprehensive income, which amended existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

2.	Discontinued Operations:

On October 28, 2010, the Company signed an Asset Purchase Agreement (the “Purchase Agreement”) with Next Step Products, LLC (the “Buyer”). Pursuant to the Purchase Agreement, the Company sold substantially all of the assets (the “Asset Sale”) of the Legacy Commercial and Pool Lighting Businesses. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

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

The components of discontinued operations for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$1,071	$2,408,911	$7,494	$4,146,553

Income (loss) from operations	$(1,581)	$(259,333)	$4,452	$(741,375)
Gain (loss) on sale of divisions	26	—	(622)	—

Discontinued operations	$(1,555)	$(259,333)	$3,830	$(741,375)

The loss on sale of divisions includes $622 of transaction and legal costs related to the Asset Sale.

3.	Inventories:

Inventories consist of the following:

	(Unaudited) June 30, 2011	December 31, 2010
Raw materials	$2,013,498	$2,186,639
Finished goods	1,970,002	1,627,684

	3,983,500	3,814,323
Less: Reserve for obsolescence	(354,885)	(270,797)

Net inventories	$3,628,615	$3,543,526

4.	Goodwill and Other Intangible Assets:

At June 30, 2011, the Company had the following intangible assets:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,303,125	$(162,514)	$1,140,611
Trademarks	908,688	(165,726)	742,962
Customer relationships	1,010,000	(319,833)	690,167
Non-compete agreement	60,000	(47,500)	12,500
Product certification and licensing costs	136,906	(37,849)	99,057

	$3,418,719	$(733,422)	$2,685,297

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

At December 31, 2010, the Company had the following intangible assets:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,233,701	$(128,771)	$1,104,930
Trademarks	907,998	(139,148)	768,850
Customer relationships	1,010,000	(269,333)	740,667
Non-compete agreement	60,000	(40,000)	20,000
Product certification and licensing costs	130,956	(15,393)	115,563

	$3,342,655	$(592,645)	$2,750,010

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2011	$142,052
2012	274,100
2013	253,710
2014	223,828
2015	223,466
Thereafter	1,309,482

$2,426,638

At June 30, 2011, the Company had $258,659 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2011, options to purchase 15,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2011, options to purchase 602,639 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the six months ended June 30, 2011:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2010	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(299,100)	299,100	3.24
Options exercised	—	(5,000)	2.98
Options forfeited or expired	208,182	(211,182)	3.98

Balance, December 31, 2010	423,618	670,355	$4.60
Options granted at market	(214,500)	214,500	2.34
Options forfeited or expired	43,598	(46,598)	4.51

Balance, June 30, 2011	252,716	838,257	$4.03

The weighted average fair value of options granted at market during the six months ended June 30, 2011 and 2010 was $2.30 and $2.41 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $0 and $2,300, respectively. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2011 and 2010 was $44,368 and $2,042, respectively.

6.	Convertible Promissory Notes and Warrants:

On December 21, 2009, the Company issued $2,400,000 in principal of convertible promissory notes (the “Exchange Notes”) and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) in exchange for 480 shares of outstanding Series A Preferred Stock (the “Exchange”). The Preferred Shareholders holding the 480 shares of Preferred Stock, which had a stated value of $2,400,000, were entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, a former director of the Company, is president, and Michael Brown, one of the Company’s directors. The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the six months ended June 30, 2011, the Company recorded amortization charges of $52,570.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. During the six months ended June 30, 2011 and 2010, $0 and $55,433, respectively, of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. During the six months ended June 30, 2011 and 2010 $0 and $19,293, respectively, of the debt issuance costs was amortized to interest expense.

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

The holders of the Notes included certain directors or entities affiliated with them. Patrick Doherty, a former director of the Company, is president of Mariner Private Equity, LLC. The Company paid entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $103,562 in accrued interest. The Company paid Michael Brown, one of the Company’s directors, $100,000 in principal and $6,904 in accrued interest.

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

Financial information relating to the reportable operating segments for the three and six months ended June 30, 2011 and 2010 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues from external customers:
LED replacement lamps	$3,216,208	$430,473	$3,595,261	$931,663
LED signage and lighting strips	849,508	896,554	2,024,049	1,819,781

Total revenues from external customers	$4,065,716	$1,327,027	$5,619,310	$2,751,444

Segment (loss) income:
LED replacement lamps	$199,047	$(379,491)	$(103,539)	$(720,233)
LED signage and lighting strips	(55,582)	(119,569)	30,622	(177,149)

Segment (loss) income	143,465	(499,060)	(72,917)	(897,382)
Unallocated amounts:
Corporate expenses	(981,491)	(1,099,407)	(2,072,450)	(2,083,996)
Interest income	164	579	404	877
Debt extinguishment costs	—	—	—	(441,741)
Interest expense	(28,088)	(26,813)	(55,549)	(186,054)

Loss from continuing operations	$(865,950)	$(1,624,701)	$(2,200,512)	$(3,608,296)

Depreciation and amortization:
LED replacement lamps	$68,012	$58,593	$132,945	$110,572
LED signage and lighting strips	63,042	61,544	125,687	123,680

Segment depreciation and amortization	131,054	120,137	258,632	234,252
Corporate depreciation and amortization	56,140	50,233	112,089	100,175
Depreciation and amortization associated with discontinue operations	—	42,446	—	83,783

Total depreciation and amortization	$187,194	$212,816	$370,721	$418,210

9.	Contingencies:

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

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses, may cause us to incur greater losses and create disruptions in our business, our dependence on a single customer for a substantial portion of our revenue and the risk that the loss of the key customer or a reduction in sales to this customer could seriously impact our revenue and adversely affect our results of operations, the risk that we may be unable to obtain sufficient capital when needed, the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, the risk that demand for our Array® brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology and our ability to adequately protect our intellectual property rights. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. These products are sold under the Array® Lighting and Lumificient brand names. With 37 issued patents and 30 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. In 2011, we expanded our target markets to include retailers serving the consumer market. We serve these markets through our Array line of LED replacement lamps and through our subsidiary, Lumificient. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 32% to approximately $1,808,000 for the year ended December 31, 2010, compared to approximately $1,366,000 for the year ended December 31, 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. In March 2011, we began offering our Array lamps through Lowes.com. Beginning in June 2011, our Array lamps became available in approximately 1,100 Lowe’s stores.

The initial Array product line included R30, R16, MR16, GU10 and G4 lamps. In 2009, we expanded the product line to include a 230 volt/50 megahertz R30 for use in certain international markets and 25º narrow optic versions for the R30 and R16/MR16 lamps. In 2010, we upgraded the design of our R30 lamp and introduced a new PAR38 lamp. Recently, we introduced the new MR16-HO (High Output) lamp which uses only 6.5 watts to provide over 325 lumens. We have successfully certified a number of our Array lamps under the Energy Star program, and expect to continue seeking certification of our Array lamps under the Energy Star program as new products are introduced. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010. In March 2011, we added our PAR38 lamp to the Energy Star list. We intend to continue making investments to expand the Array product offering and grow our market share.

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

Results of Operations

Revenue: Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED replacement lamps, lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations as a result of product mix considerations.

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

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the three and six months ended June 30, 2011 and 2010.

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

Three months ended June 30, 2011 vs. 2010

Revenue

	(Unaudited) Quarter Ended June 30,
	2011	2010	Change	%
Array LED lamps	$3,216,208	$430,473	$2,785,735	647%
Lumificient	849,508	896,554	(47,046)	-5%

Total revenue	$4,065,716	$1,327,027	$2,738,689	206%

Total revenue for the three months ended June 30, 2011 increased 206%, or approximately $2,739,000, to approximately $4,066,000 as compared to approximately $1,327,000 for the three months ended June 30, 2010.

Sales of Array products in the second quarter of 2011 grew more than six-fold or approximately $2,786,000 over the comparable period in 2010. This growth represents the launch of our Array products for sale through the consumer market channel. We completed the initial shipments of our Array products to approximately 1,100 Lowe’s stores across the United States in the second quarter of 2011. Lowe’s offers seventeen different Array products, including our PAR 38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating. The ramp of sales to the consumer market may have adversely affected our ability to service other commercial market customers. Sales to commercial market customers declined as a result. Sales of Lumificient products decreased 5% from approximately $897,000 in the second quarter of 2010 to approximately $850,000 in the second quarter of 2011 as market conditions softened as compared to the first quarter of 2011.

Gross Profit

	(Unaudited) Quarter Ended June 30,
	2011	2010	Change	%
Revenue	$4,065,716	$1,327,027	$2,738,689	206%
Cost of Sales	3,061,309	893,670	2,167,639	243%

Gross Profit	$1,004,407	$433,357	$571,050	132%

Gross Margin %	25%	33%

Gross profit for the quarter ended June 30, 2011 was approximately $1,004,000, or 25% of revenue, as compared to approximately $433,000, or 33% of revenue, for the comparable period of 2010. Direct gross margin, which is revenue less material cost, decreased from 46% in the second quarter of 2010 to 35% in the second quarter of 2011. This decrease reflects a shift in sales mix to Array products and the impact of launching the Array product line into the consumer market channel. We do not expect that we will be able to command our historical margins for sales through the consumer market channel. However, the additional unit volume generated by sales through this channel has allowed us to significantly lower our costs and compete more effectively across all market channels.

In the second quarter of 2011, distribution costs, which include some light assembly costs, increased to approximately $439,000, or 11% of revenue, as compared to approximately $177,000, or 13% of revenue, in the second quarter of 2010. We were able to leverage the sales growth across our supply chain assets. In particular, depreciation expense decreased from 11% of Array sales in the second quarter of 2010 to 2% of Array sales in the second quarter of 2011. Offsetting this improvement were higher freight expenses of approximately $151,000 and an increase in the inventory reserve for Array products of approximately $43,000 over the comparable period of 2010. As part of the introduction of Array products into the consumer market channel, we agreed to pay certain freight expenses.

Operating Loss and Expenses

	(Unaudited) Quarter Ended June 30,
	2011	2010	Change	%
Gross profit	$1,004,407	$433,357	$571,050	132%
Less operating expenses:
Selling, general and administrative	1,628,341	1,758,310	(129,969)	-7%
Research and development	214,095	273,384	(59,289)	-22%

Total operating expenses	1,842,436	2,031,694	(189,258)	-9%

Operating loss	$(838,029)	$(1,598,337)	$760,308	-48%

Selling, general and administrative (SG&A) expenses were approximately $1,628,000 for the quarter ended June 30, 2011 as compared to approximately $1,758,000 for the same period in 2010, a decrease of approximately $130,000, or 7%. Selling expenses decreased due to lower payroll expenses of approximately $66,000; lower tradeshow expenses of approximately $46,000; and lower travel expenses of approximately $36,000.

Research and development costs were approximately $214,000 during the three months ended June 30, 2011 as compared to approximately $273,000 during the same period in 2010. This decrease of approximately $59,000 was primarily due to lower payroll expenses of approximately $14,000 and lower project-related costs of approximately $42,000 in the second quarter of 2011, as compared to the same period of 2010.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2011 and 2010, respectively.

Net Loss

Net loss for the three months ended June 30, 2011 and 2010 was approximately $868,000 and $1,884,000, respectively, including a loss from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $2,000 in 2011 and approximately $259,000 in 2010. Basic and diluted loss per common share was $0.05 and $0.12 for the three months ended June 30, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.05 and $0.10 for the three months ended June 30, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.02 for the three months ended June 30, 2011 and 2010, respectively.

Six months ended June 30, 2011 vs. 2010

Revenue

	(Unaudited) Six Months Ended June 30,
	2011	2010	Change	%
Array LED lamps	$3,595,261	$931,663	$2,663,598	286%
Lumificient	2,024,049	1,819,781	204,268	11%

Total revenue	$5,619,310	$2,751,444	$2,867,866	104%

Total revenue for the six months ended June 30, 2011 more than doubled to approximately $5,619,000 as compared to the six months ended June 30, 2010. Sales of Lumificient products increased approximately $204,000 from approximately $1,820,000 in the first half of 2010 to $2,024,000 in the first half of 2011. The increase in revenue from Lumificient products reflects growth in national sign programs and other commercial applications.

Sales of our Array LED lamps more than tripled to approximately $3,595,000 in the first half of 2011 compared to approximately $932,000 in the first half of 2010. The sales increase of approximately $2,664,000 represents the launch of Array products for sale through the consumer market channel. In the second quarter of 2011, we completed our initial shipments of Array products to approximately 1,100 Lowe’s stores across the United States. Lowe’s offers seventeen different Array products, including our PAR 38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating. During 2011, we also began modifying our market strategy to target higher direct sale opportunities, including major Energy Service Companies (“ESCOs”).

Gross Profit

	(Unaudited) Six Months Ended June 30,
	2011	2010	Change	%
Revenue	$5,619,310	$2,751,444	$2,867,866	104%
Cost of Sales	4,125,746	1,811,549	2,314,197	128%

Gross Profit	$1,493,564	$939,895	$553,669	59%

Gross Margin %	27%	34%

Gross profit for the six months ended June 30, 2011 was approximately $1,494,000, or 27% of revenue, as compared to approximately $940,000, or 34% of revenue, for the comparable period of 2010. Direct gross margin, which is revenue less material cost, decreased from 47% in the first half of 2010 to 39% in the first half of 2011, reflecting a shift in sales mix to Array products and the impact of launching the Array product line into the consumer market channel. We do not expect that we will be able to command our historical margins for sales through the consumer market channel. However, the additional unit volume generated by sales through this channel has allowed us to significantly lower our costs and compete more effectively across all market channels.

In the first half of 2011, distribution costs, which include some light assembly costs, increased to approximately $682,000, or 12% of revenue, as compared to approximately $345,000, or 13% of revenue, in the first half of 2010. We were able to leverage the sales growth across our supply chain assets. In particular, depreciation expense decreased from 10% of Array sales in the first half of 2010 to 3% of Array sales in the first half of 2011. Offsetting this improvement were higher freight expenses of approximately $176,000 and an increase in the inventory reserve for Array products of approximately $63,000 over the comparable period of 2010.

Operating Loss and Expenses

	(Unaudited) Six Months Ended June 30,
	2011	2010	Change	%
Gross profit	$1,493,564	$939,895	$553,669	59%
Less operating expenses:
Selling, general and administrative	3,221,175	3,397,835	(176,660)	-5%
Research and development	417,683	523,070	(105,387)	-20%

Total operating expenses	3,638,858	3,920,905	(282,047)	-7%

Operating loss	$(2,145,294)	$(2,981,010)	$835,716	-28%

Selling, general and administrative (SG&A) expenses were approximately $3,221,000 for the six months ended June 30, 2011 as compared to approximately $3,398,000 for the same period in 2010, a decrease of approximately $177,000, or 5%. This decrease is primarily the result of approximately $104,000 in lower payroll expenses for sales personnel.

Research and development costs were approximately $418,000 during the six months ended June 30, 2011 as compared to approximately $523,000 during the same period in 2010. This decrease of approximately $105,000 was primarily due to lower payroll expenses of approximately $48,000 and lower project-related costs of approximately $63,000, in the first half of 2011, as compared to the same period of 2010.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2011 and 2010, respectively.

Net Loss

Net loss for the six months ended June 30, 2011 and 2010 was approximately $2,197,000 and $4,350,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $4,000 in 2011 and a loss of approximately $741,000 in 2010. Basic and diluted loss per common share was $0.13 and $0.27 for the six months ended June 30, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.13 and $0.22 for the six months ended June 30, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.05 for the six months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of approximately $3,541,000, compared to cash and cash equivalents of approximately $5,309,000 at December 31, 2010. During the week ending on July 8, 2011, we utilized a receivable financing program to sell certain receivables and obtained proceeds of approximately $2,602,000. In conjunction with this financing, we paid financing fees of approximately $9,000 and used the proceeds to pay approximately $1,638,000 to certain strategic vendors who facilitated our sales growth by providing extended terms.

Working capital at June 30, 2011 was approximately $7,608,000, a decrease of approximately 17% compared to working capital of approximately $9,131,000 at December 31, 2010. The decline in working capital primarily represents cash used to fund operations in the first six months of 2011, net of the collection of the note receivable of approximately $1,111,000 from the sale of our Legacy Commercial and Pool Lighting Businesses. Net cash used in operating activities amounted to approximately $2,922,000 for the six months ended June 30, 2011, as compared to approximately $3,111,000 for the six months ended June 30, 2010. This decrease of approximately $189,000 in net cash used in operating activities over the comparable period of 2010 is primarily due to a decrease in net loss adjusted for non-cash items of approximately $1,474,000 for the six months ended June 30, 2011, as compared to the same period in 2010. In addition, cash used for inventory decreased by approximately $618,000 and cash used for accounts payable decreased by approximately $550,000. The decrease in net cash used in operating activities over the comparable period in 2010 was partially offset by a decrease in cash provided by accounts receivable of approximately $2,461,000.

Net cash provided by investing activities for the six months ended June 30, 2011 was approximately $829,000 as compared to net cash used in investing activities of approximately $468,000 in the same period of 2010. This increase in cash provided by investing activities of approximately $1,297,000 is primarily the result of the collection of the approximately $1,111,000 note receivable related to the sale of the Legacy Commercial and Pool Lighting Businesses. In addition, cash used for acquisition costs decreased by approximately $106,000 due to the payment of the Lumificient indemnity holdback in the first quarter of 2010.

Net cash provided by financing activities for the six months ended June 30, 2011 was $325,000 as compared to net cash used in financing activities of approximately $3,835,000 for the comparable period of 2010. This increase in cash provided by financing activities of approximately $4,160,000 as compared to the same period in 2010 is mostly attributable to our use of $3,800,000 in the first quarter of 2010 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options increased by approximately $310,000 in the six months ended June 30, 2011 as compared to the same period of 2010.

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

Contractual Obligations

As of June 30, 2011, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

As of June 30, 2011, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of June 30, 2011, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101*	The following financial statements from Nexxus Lighting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 12, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: August 10, 2011
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: August 10, 2011
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)