Form 10-Q
period 2011-09-30
Nexxus Lighting, Inc.
filed 2011-11-10
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of Common Stock, $.001 par value, outstanding on November 4, 2011: 16,452,738

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$4,081,478	$5,308,900
Trade accounts receivable, less allowance for doubtful accounts of $47,789 and $35,899	790,963	645,254
Inventories, less reserve of $385,267 and $270,797	3,682,668	3,543,526
Note receivable	—	1,110,982
Prepaid expenses	89,320	109,648
Other assets	35,334	15,605

Total current assets	8,679,763	10,733,915

Property and equipment	3,360,719	3,172,715
Accumulated depreciation and amortization	(2,425,969)	(2,091,230)

Net property and equipment	934,750	1,081,485

Goodwill	2,396,289	2,396,289
Other intangible assets, less accumulated amortization of $806,944 and $592,645	2,670,032	2,750,010
Deposits on equipment	3,200	—
Other assets, net	25,415	58,510

	$14,709,449	$17,020,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,591,141	$1,270,937
Related party payable	13,421	35,212
Accrued compensation and benefits	219,714	213,414
Current portion of deferred rent	45,193	80,131
Other current liabilities	65	3,434

Total current liabilities	1,869,534	1,603,128

Convertible promissory notes to related parties, net of debt discount	2,293,346	2,231,588
Deferred rent, less current portion	1,329	25,882

Total liabilities	4,164,209	3,860,598

Stockholders’ Equity:
Common stock, $.001 par value, 30,000,000 and 25,000,000 shares authorized, 16,452,738 and 16,245,503 issued and outstanding	16,453	16,246
Additional paid-in capital	49,998,084	49,386,782
Accumulated deficit	(39,469,297)	(36,243,417)

Total stockholders’ equity	10,545,240	13,159,611

	$14,709,449	$17,020,209

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$2,113,003	$1,248,501	$7,732,313	$3,999,945
Cost of sales	1,456,946	1,112,688	5,582,692	2,924,237

Gross profit	656,057	135,813	2,149,621	1,075,708

Operating expenses:
Selling, general and administrative	1,432,920	1,262,788	4,654,095	4,660,623
Research and development	214,116	211,699	631,799	734,769

Total operating expenses	1,647,036	1,474,487	5,285,894	5,395,392

Operating loss	(990,979)	(1,338,674)	(3,136,273)	(4,319,684)

Non-operating income (expense):
Interest expense	(41,576)	(27,530)	(97,198)	(213,952)
Debt extinguishment costs	—	—	—	(441,741)
Other income	85	538	489	1,415

Total non-operating expense, net	(41,491)	(26,992)	(96,709)	(654,278)

Loss from continuing operations	$(1,032,470)	$(1,365,666)	$(3,232,982)	$(4,973,962)

Discontinued operations:
Income (loss) from discontinued operations	3,272	(1,028,141)	7,102	(1,769,515)

Net loss	$(1,029,198)	$(2,393,807)	$(3,225,880)	$(6,743,477)

Basic and diluted loss per common share:
Continuing operations	$(0.06)	$(0.08)	$(0.20)	$(0.31)

Discontinued operations	$0.00	$(0.06)	$0.00	$(0.11)

Net loss	$(0.06)	$(0.15)	$(0.20)	$(0.42)

Basic and diluted weighted average shares outstanding	16,452,738	16,245,503	16,389,967	16,243,965

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611
Exercise of warrants	207,235	207	319,543	—	319,750
Stock-based compensation	—	—	291,759	—	291,759
Net loss	—	—	—	(3,225,880)	(3,225,880)

Balance, September 30, 2011	16,452,738	$16,453	$49,998,084	$(39,469,297)	$10,545,240

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(3,225,880)	$(6,743,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	349,295	421,933
Amortization of intangibles	214,299	212,974
Amortization of debt discount and debt issuance costs	84,277	155,181
Debt extinguishment costs	—	441,741
Amortization of deferred rent	(59,491)	(48,223)
Stock-based compensation	291,759	248,232
Loss on disposal of property and equipment	3,401	9,116
Loss on sale of businesses	622	—
Impairment of assets relating to discontinued operations	—	602,867
Increase (decrease) in inventory reserve	114,470	(238,867)
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(145,709)	256,886
Inventories	(253,612)	(71,639)
Prepaid expenses	20,328	5,394
Other assets	8,847	(5,136)
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	280,413	294,385
Accrued compensation and benefits	6,300	(83,262)
Other liabilities	(3,369)	(14,001)

Total adjustments	911,830	2,187,581

Net cash used in operating activities	(2,314,050)	(4,555,896)

Cash Flows from Investing Activities:
Proceeds from the sale of businesses, net of transaction costs	1,110,360	—
Purchase of property and equipment	(216,661)	(283,962)
Patents and trademark costs	(134,321)	(246,575)
Proceeds from the sale of property and equipment	7,500	6,600
Acquisition costs of Lumificient Corporation, net of cash acquired	—	(105,911)

Net cash provided by (used in) investing activities	766,878	(629,848)

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	319,750	14,900
Payments on promissory notes	—	(3,800,000)
Fees related to follow-on equity offering	—	(49,954)

Net cash provided by (used in) financing activities	319,750	(3,835,054)

Net decrease in Cash and Cash Equivalents	(1,227,422)	(9,020,798)

Cash and Cash Equivalents, beginning of period	5,308,900	15,167,496

Cash and Cash Equivalents, end of period	$4,081,478	$6,146,698

Supplemental Cash Flow Information:
Cash paid for interest	$—	$262,356

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2011 or for any future period.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $3,359,000 at September 30, 2011 and $5,024,000 at December 31, 2010, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2011 and 2010, the Company had 7,472,607 and 7,794,695, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at September 30, 2011 and 2010 because to do so would have been anti-dilutive.

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

	Nine Months Ended September 30,
	2011	2010
Expected volatility	71.7 – 84.7%	65.9 – 88.1%
Weighted-average volatility	81.0%	81.6%
Risk-free interest rate	0.4 – 2.2%	0.8 – 2.6%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.5 – 8.7

Under ASC 718, stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the three months ended September 30, 2011 and 2010 was $88,944 and $70,477, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended September 30, 2011 and 2010 to increase by $0.01 and $0.00, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the nine months ended September 30, 2011 and 2010 was $291,759 and $248,232, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the nine months ended September 30, 2011 and 2010 to increase by $0.02.

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

In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

The components of discontinued operations for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$3,272	$1,994,405	$10,766	$6,140,958

Income (loss) from operations	$3,272	$(379,946)	$7,102	$(1,121,320)
Loss on write-down of assets not sold	—	(602,867)	—	(602,867)
Transaction and legal costs	—	(45,328)	—	(45,328)

Discontinued operations	$3,272	$(1,028,141)	$7,102	$(1,769,515)

3.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30,	December 31,
	2011	2010
Raw materials	$1,687,500	$2,186,639
Finished goods	2,380,435	1,627,684

	4,067,935	3,814,323
Less: Reserve for obsolescence	(385,267)	(270,797)

Net inventories	$3,682,668	$3,543,526

4.	Goodwill and Other Intangible Assets:

At September 30, 2011, the Company had the following intangible assets:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,333,468	$(180,346)	$1,153,122
Trademarks	908,997	(179,091)	729,906
Customer relationships	1,010,000	(345,084)	664,916
Non-compete agreement	60,000	(51,250)	8,750
Product certification and licensing costs	164,511	(51,173)	113,338

	$3,476,976	$(806,944)	$2,670,032

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

At December 31, 2010, the Company had the following intangible assets:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Patents	$1,233,701	$(128,771)	$1,104,930
Trademarks	907,998	(139,148)	768,850
Customer relationships	1,010,000	(269,333)	740,667
Non-compete agreement	60,000	(40,000)	20,000
Product certification and licensing costs	130,956	(15,393)	115,563

	$3,342,655	$(592,645)	$2,750,010

Intangible assets not subject to amortization:
Goodwill	$2,396,289	$—	$2,396,289

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2011	$74,010
2012	286,029
2013	265,639
2014	231,542
2015	226,194
Thereafter	1,343,664

$2,427,078

At September 30, 2011, the Company had $242,954 of patent applications and pending patents and trademarks. Estimated annual amortization for these patent applications and pending patents and trademarks is not included in the table above.

5.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2011, options to purchase 15,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2011, options to purchase 604,055 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2011:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2010	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(299,100)	299,100	3.24
Options exercised	—	(5,000)	2.98
Options forfeited or expired	208,182	(211,182)	3.98

Balance, December 31, 2010	423,618	670,355	$4.60
Options granted at market	(222,250)	222,250	2.33
Options forfeited or expired	48,566	(51,566)	4.58

Balance, September 30, 2011	249,934	841,039	$4.01

The weighted average fair value of options granted at market during the nine months ended September 30, 2011 and 2010 was $2.26 and $2.39 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $0 and $2,300, respectively. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2011 and 2010 was $0 and $402, respectively.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the nine months ended September 30, 2011, the Company recorded amortization charges of $79,758.

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

The proceeds from the Notes have been discounted for the relative fair value of the Note Warrants and Additional Warrants of $570,325, which was recorded as additional paid-in capital. The discount was amortized over the life of the Notes using the effective interest method. During the nine months ended September 30, 2011 and 2010, $0 and $55,433, respectively, of the discount was amortized to interest expense.

The Company incurred $196,353 of debt issuance costs which were being amortized over the life of the Notes using the effective interest method. The Company issued 20,684 shares of common stock to the placement agent for services in connection with the private placement of the Notes. The Company estimated the fair value of the services received to be $133,000, based on the agreement with the placement agent. During the nine months ended September 30, 2011 and 2010 $0 and $19,293, respectively, of the debt issuance costs was amortized to interest expense.

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

As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses in October of 2010, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. The Company’s operations are principally managed on a product basis. The Array® product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three and nine months ended September 30, 2011 and 2010 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues from external customers:
LED replacement lamps	$1,155,697	$325,884	$4,750,958	$1,257,547
LED signage and lighting strips	957,306	922,617	2,981,355	2,742,398

Total revenues from external customers	$2,113,003	$1,248,501	$7,732,313	$3,999,945

Segment income (loss):
LED replacement lamps	$(7,460)	$(503,294)	$(110,999)	$(1,223,527)
LED signage and lighting strips	19,274	6,587	49,896	(170,562)

Segment income (loss)	11,814	(496,707)	(61,103)	(1,394,089)
Unallocated amounts:
Corporate expenses	(1,002,793)	(842,069)	(3,075,243)	(2,926,065)
Interest income	85	538	489	1,415
Debt extinguishment costs	—	—	—	(441,741)
Interest expense	(41,576)	(27,428)	(97,125)	(213,482)

Loss from continuing operations	$(1,032,470)	$(1,365,666)	$(3,232,982)	$(4,973,962)

Depreciation and amortization:
LED replacement lamps	$72,688	$58,316	$205,633	$168,888
LED signage and lighting strips	63,884	61,603	189,571	185,283

Segment depreciation and amortization	136,572	119,919	395,204	354,171
Corporate depreciation and amortization	56,301	53,460	168,390	153,635
Depreciation and amortization associated with discontinue operations	—	43,318	—	127,101

Total depreciation and amortization	$192,873	$216,697	$563,594	$634,907

9.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

10.	Subsequent Events:

On October 11, 2011, the Company was informed that one of its contract manufacturers in China had ceased operations. The contract manufacturer originally produced certain components for the Company’s PAR 38 lamp and had recently started manufacturing the Company’s new PAR 20 and PAR 30 lamps, among other products. As of September 30, 2011, the Company had approximately $85,000 of net equipment and $18,000 of working capital related to the contract manufacturer. In addition, the closure may affect the Company’s investment in certifications for certain products. The Company has filed an insurance claim relating to these assets, however, the amount that the Company will recover from the insurance claim, if any, is unknown. The Company does not believe the delay in shifting production to another manufacturer will have a material adverse affect on its business.

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

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings, including the recent divestiture of our Legacy Commercial and Pool Lighting Businesses, may cause us to incur greater losses and create disruptions in our business, our dependence on a single customer for a substantial portion of our revenue and the risk that the loss of this key customer or a reduction in sales to this customer could seriously impact our revenue and adversely affect our results of operations and prospects, the risk that we may be unable to obtain sufficient capital when needed, the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, the risk that demand for our Array® brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology and our ability to adequately protect our intellectual property rights. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. These products are sold under the Array® Lighting and Lumificient brand names. With 39 issued patents and 32 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide the market with opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. In 2011, we expanded our target markets to include retailers serving the consumer market. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 32% to approximately $1,808,000 for the year ended December 31, 2010, compared to approximately $1,366,000 for the year ended December 31, 2009. We market our Array products to end-users through our network of independent sales representatives and distributors, as well as to energy savings companies and national accounts. In 2011, we expanded our sales to the consumer market channel through a large home improvement retailer. In March 2011, we began offering our Array lamps through their website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of their stores.

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

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the three and nine months ended September 30, 2011 and 2010.

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

Three months ended September 30, 2011 vs. 2010

Revenue

	(Unaudited) Quarter Ended September 30,
	2011	2010	Change	%
Array LED lamps	$1,155,697	$325,884	$829,813	255%
Lumificient	957,306	922,617	34,689	4%

Total revenue	$2,113,003	$1,248,501	$864,502	69%

Total revenue for the three months ended September 30, 2011 increased 69%, or approximately $865,000, to approximately $2,113,000 as compared to approximately $1,249,000 for the three months ended September 30, 2010. Sales of Lumificient products increased 4% from approximately $923,000 in the third quarter of 2010 to approximately $957,000 in the third quarter of 2011.

Sales of Array products in the third quarter of 2011 grew 255%, or approximately $830,000, over the comparable period in 2010. This growth represents the expansion of our Array product sales to the consumer market channel. We completed the initial shipments of our Array products to approximately 1,100 home improvement stores across the United States in the second quarter of 2011. In July 2011, we began fulfilling replenishment orders for regional distribution centers.

We believe the 2011 launch of our Array products into the consumer market channel presents significant opportunities for future growth. Sales of our products to the consumer market channel are affected by the resale of these products by our customer to the consumer. To date, sales of certain products have exceeded demand expectations, while others have fallen short of our anticipated targets. While we do not provide specific information on consumer demand due to confidentiality and other obligations, overall sales of Array products to the consumer have been slower than we anticipated. In partnership with our major customer, we are exploring additional opportunities to increase retail sales and in-store inventory turns. These opportunities may include utility rebate programs, price concessions, sales initiatives, marketing programs, advertising campaigns, training sessions and point-of-sale educational materials.

Gross Profit

	(Unaudited) Quarter Ended September 30,
	2011	2010	Change	%
Revenue	$2,113,003	$1,248,501	$864,502	69%
Cost of Sales	1,456,946	1,112,688	344,258	31%

Gross Profit	$656,057	$135,813	$520,244	383%

Gross Margin %	31%	11%

Gross profit for the quarter ended September 30, 2011 was approximately $656,000, or 31% of revenue, as compared to approximately $136,000, or 11% of revenue, for the comparable period of 2010. Direct gross margin, which is revenue less material cost, decreased from 44% in the third quarter of 2010 to 43% in the third quarter of 2011. This decrease reflects a shift in sales mix to Array products and the impact of launching the Array product line into the consumer market channel.

In the third quarter of 2011, distribution costs, which include some light assembly costs, decreased to approximately $257,000, or 12% of revenue, as compared to approximately $417,000, or 33% of revenue, in the third quarter of 2010. We were able to leverage our sales growth across our supply chain assets. In particular, depreciation expense decreased from 15% of Array sales in the third quarter of 2010 to 5% of Array sales in the third quarter of 2011.

In the third quarter of 2010, we recorded approximately $128,000 more expense for inventory reserves compared to the same period in 2011. The increase in inventory reserves in the third quarter of 2010 was primarily attributable to the Array R30 Natural White lamp versions used in the U.S. and certain international markets, as well as other 230v products dedicated for use in certain international markets. In addition, distribution costs in the third quarter of 2010 included approximately $84,000 of higher labor, overhead and freight costs for inventory sold during the period, as compared to the third quarter of 2011.

Operating Loss and Expenses

	(Unaudited) Quarter Ended September 30,
	2011	2010	Change	%
Gross profit	$656,057	$135,813	$520,244	383%
Less operating expenses:
Selling, general and administrative	1,432,920	1,262,788	170,132	13%
Research and development	214,116	211,699	2,417	1%

Total operating expenses	1,647,036	1,474,487	172,549	12%

Operating loss	$(990,979)	$(1,338,674)	$347,695	-26%

Selling, general and administrative (SG&A) expenses were approximately $1,433,000 for the quarter ended September 30, 2011 as compared to approximately $1,263,000 for the same period in 2010, an increase of approximately $170,000, or 13%. SG&A expenses increased in the third quarter of 2011 due to higher employee costs of approximately $66,000 and increased legal and consulting fees of approximately $50,000.

Research and development costs were approximately $214,000 during the three months ended September 30, 2011 and were flat as compared to the same period in 2010.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2011 and 2010, respectively.

Net Loss

Net loss for the three months ended September 30, 2011 and 2010 was approximately $1,029,000 and $2,394,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $3,000 in 2011 and a loss of approximately $1,028,000 in 2010. Basic and diluted loss per common share was $0.06 and $0.15 for the three months ended September 30, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.06 and $0.08 for the three months ended September 30, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.06 for the three months ended September 30, 2011 and 2010, respectively.

Nine months ended September 30, 2011 vs. 2010

Revenue

	(Unaudited) Nine Months Ended September 30,
	2011	2010	Change	%
Array LED lamps	$4,750,958	$1,257,547	$3,493,411	278%
Lumificient	2,981,355	2,742,398	238,957	9%

Total revenue	$7,732,313	$3,999,945	$3,732,368	93%

Total revenue for the nine months ended September 30, 2011 increased 93% to approximately $7,732,000 as compared to the nine months ended September 30, 2010. Sales of Lumificient products increased approximately $239,000 from approximately $2,742,000 in the nine months ended September 30, 2010 to $2,981,000 in the nine months ended September 30, 2011. The increase in revenue from Lumificient products reflects growth in national sign programs and other commercial applications.

Sales of our Array LED lamps increased 278% to approximately $4,751,000 in the nine months ended September 30, 2011 compared to approximately $1,258,000 in the nine months ended September 30, 2010. The sales increase of approximately $3,493,000 represents the launch of Array products for sale through the consumer market channel. In the second quarter of 2011, we completed our initial shipments of Array products to approximately 1,100 home improvement stores across the United States. The home improvement retailer offers seventeen different Array products, including our PAR 38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating.

Gross Profit

	(Unaudited) Nine Months Ended September 30,
	2011	2010	Change	%
Revenue	$7,732,313	$3,999,945	$3,732,368	93%
Cost of Sales	5,582,692	2,924,237	2,658,455	91%

Gross Profit	$2,149,621	$1,075,708	$1,073,913	100%

Gross Margin %	28%	27%

Gross profit for the nine months ended September 30, 2011 was approximately $2,150,000, or 28% of revenue, as compared to approximately $1,076,000, or 27% of revenue, for the comparable period of 2010. Direct gross margin, which is revenue less material cost, decreased from 46% for the nine months ended September 30, 2010 to 40% in the same period of 2011, reflecting a shift in sales mix to Array products and the impact of launching the Array product line into the consumer market channel. We do not expect that we will be able to command our historical margins for sales through the consumer market channel. However, the additional unit volume generated by sales through this channel has allowed us to significantly lower our costs and compete more effectively across all market channels.

For the nine months ended September 30, 2011, distribution costs, which include some light assembly costs, increased to approximately $939,000, or 12% of revenue, as compared to approximately $762,000, or 19% of revenue, for the nine months ended September 30, 2010. As a result of the increased revenue, we incurred higher freight expenses of approximately $209,000 and an increase in warranty costs of $54,000 over the comparable period of 2010. The increase in distribution costs was partially offset by approximately $51,000 in lower inventory reserve expense in the nine months ended September 30, 2011 as compared to the same period in 2010. In addition, we were able to leverage our sales growth across our supply chain assets. In particular, depreciation expense decreased from 11% of Array sales in the first nine months of 2010 to 4% of Array sales in the first nine months of 2011.

Operating Loss and Expenses

	(Unaudited) Nine Months Ended September 30,
	2011	2010	Change	%
Gross profit	$2,149,621	$1,075,708	$1,073,913	100%
Less operating expenses:
Selling, general and administrative	4,654,095	4,660,623	(6,528)	0%
Research and development	631,799	734,769	(102,970)	-14%

Total operating expenses	5,285,894	5,395,392	(109,498)	-2%

Operating loss	$(3,136,273)	$(4,319,684)	$1,183,411	-27%

Selling, general and administrative (SG&A) expenses were approximately $4,654,000 for the nine months ended September 30, 2011 and were flat as compared to the same period in 2010.

Research and development costs were approximately $632,000 during the nine months ended September 30, 2011 as compared to approximately $735,000 during the same period in 2010. This decrease of approximately $103,000 was primarily due to lower payroll expenses of approximately $47,000 and lower project-related costs of approximately $58,000, in the first nine months of 2011 as compared to the same period of 2010.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2011 and 2010, respectively.

Net Loss

Net loss for the nine months ended September 30, 2011 and 2010 was approximately $3,226,000 and $6,743,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $7,000 in 2011 and a loss of approximately $1,770,000 in 2010. Basic and diluted loss per common share was $0.20 and $0.42 for the nine months ended September 30, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.20 and $0.31 for the nine months ended September 30, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.11 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of approximately $4,081,000, compared to cash and cash equivalents of approximately $3,541,000 at June 30, 2011 and $5,309,000 at December 31, 2010. Working capital at September 30, 2011 was approximately $6,810,000, a decrease of approximately 25% compared to working capital of approximately $9,131,000 at December 31, 2010. The decline in working capital primarily represents cash used to fund operations in the first nine months of 2011, net of the collection of the note receivable of approximately $1,111,000 from the sale of our Legacy Commercial and Pool Lighting Businesses.

Net cash used in operating activities was reduced to approximately $2,314,000 for the nine months ended September 30, 2011, as compared to approximately $4,556,000 for the nine months ended September 30, 2010. This decrease of approximately $2,242,000 in net cash used in operating activities over the comparable period of 2010 is due to a $2,711,000 decrease in net loss adjusted for non-cash items for the nine months ended September 30, 2011, as compared to the same period in 2010. The decrease in net cash used in operating activities over the comparable period in 2010 was partially offset by a decrease in cash provided by accounts receivable of approximately $403,000 and an increase in cash used for inventories of $182,000.

Net cash provided by investing activities for the nine months ended September 30, 2011 was approximately $767,000 as compared to net cash used in investing activities of approximately $630,000 in the same period of 2010. This increase in cash provided by investing activities of approximately $1,397,000 is primarily the result of the collection of the approximately $1,111,000 note receivable related to the sale of the Legacy Commercial and Pool Lighting Businesses. In addition, cash used for patents and trademarks in the nine months ended September 30, 2011 decreased by $112,000 compared to the same period in 2010 and cash used for acquisition costs decreased by approximately $106,000 due to the payment of the Lumificient indemnity holdback in the first quarter of 2010.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $320,000 as compared to net cash used in financing activities of approximately $3,835,000 for the comparable period of 2010. This increase in cash provided by financing activities of approximately $4,155,000 as compared to the same period in 2010 is mostly attributable to our use of $3,800,000 in the first quarter of 2010 to extinguish the principal outstanding on the promissory notes we issued in September 2009. In addition, cash provided by proceeds from the exercise of warrants and employee stock options increased by approximately $305,000 in the nine months ended September 30, 2011 as compared to the same period of 2010.

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

Contractual Obligations

As of September 30, 2011, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

As of September 30, 2011, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of September 30, 2011, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 6. Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Nexxus Lighting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: November 10, 2011
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: November 10, 2011
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)