Form 10-K
period 2011-12-31
Nexxus Lighting, Inc.
filed 2012-03-28
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐

Non- accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2011, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $48,536,000.

As of March 16, 2012, there were 16,452,738 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and anticipated future losses;

•

our dependence on a single customer for a substantial portion of our revenue and the risk that the loss of this key customer or a reduction in sales to this customer could seriously impact our revenue and adversely affect our results of operations and prospects;

•	our ability to obtain sufficient capital when needed;

•

the risk that we may not be able to maintain adequate liquidity or achieve long-term viability if we are unable to successfully manage our costs and expenses and increase revenue, liquidate or divest our assets or businesses, or raise additional capital;

•

the risk that demand for our Array® brand of LED light bulbs fails to emerge as anticipated and we are unable to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

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

General

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. We sell these products under the Array Lighting and Lumificient brand names. With 41 issued patents and 33 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts. In 2011, we expanded our sales of Array replacement lamps to the consumer market channel through Lowe’s Companies, Inc., a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of the retailer’s stores. In December 2011, we continued augmenting our traditional sales channels with the introduction of a commercial web portal to sell our Array product directly to end users.

We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. Since its introduction, sales of our Array LED replacement lamps have grown significantly. Revenue from the Array line increased 173% to approximately $4,939,000 for the year ended December 31, 2011, compared to approximately $1,808,000 for the year ended December 31, 2010. For the year ended December 31, 2011, revenue from sales of our Array products to Lowe’s Companies, Inc. represented approximately 42% of our total revenue.

The initial Array product line included five lamp sizes or types with several options for color temperatures and light beams. Since its introduction we have continued to broaden the product line by adding additional lamp sizes and options, as well as upgrades to the original products. We have successfully certified a number of our Array lamps under the Energy Star program and expect to continue seeking certification of our Array lamps under the Energy Star program as new products are introduced. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications for lamps in September 2010. In February 2012, our Array R30 lamps were the first LED reflector lamp replacements to earn the full 50,000 hour certification by Energy Star. This 50,000 hour life is equivalent to more than 10 years when the lamp is on for twelve hours per day. We intend to continue making investments to expand the Array product offering and grow our market share.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”) for a purchase price of approximately $2.3 million. Of the total consideration, we received $1.0 million in cash in connection with closing and a secured promissory note from the buyer to pay the remaining approximately $1.3 million over the seven month period ending May 28, 2011. As of March 4, 2011, the $1.3 million balance of the purchase price was paid in full. Our Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding our Array business and the business of Lumificient. The divestiture of these businesses fits with our strategic plans to focus our resources on businesses where we see more significant long term growth potential. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

As a result of the sale of our Legacy Commercial and Pool Lighting Businesses in October 2010, we reorganized our reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips. Our operations are principally managed on a product basis. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips. Throughout this report, we use “Array” to refer to our LED replacement lamps segment and “Lumificient” to refer to our LED signage and lighting strips segment. See Note 14 of our notes to consolidated financial statements for additional information relating to our reportable operating segments for the years ended December 31, 2011 and 2010.

All references in this report to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company” or “our” refer to Nexxus Lighting, Inc. and our consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary, Lumificient Corporation.

The Lighting Industry

The global lighting industry generally is divided between two major product categories: fixtures and light bulbs (also referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, fixtures and systems, while light bulbs consist of the replaceable devices that emit light. Traditional light bulbs include incandescent, fluorescent and high intensity discharge (“HID”) products. For residential applications within the general illumination market, inexpensive incandescent and, to a lesser extent, compact fluorescent (“CFL”) bulbs have been the preferred choice. For commercial applications, we believe more expensive and durable fluorescent and HID bulbs and fixtures have the largest market share.

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

In North America, lighting manufacturers typically sell products through manufacturer’s representatives, electrical supply representatives or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

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

In an effort to lower energy consumption, lighting companies are focusing on increasing lumens per watt. Lumens per watt is an industry standard measure of the amount of light emitted per watt of power, meaning the more lumens per watt, the more energy efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently exceeding incandescent performance and are approaching over 100 lumens per watt at the LED level, making them comparable to fluorescent and HID light sources.

High Energy Costs Drive LED Adoption. As energy prices continue to rise, businesses and consumers will increasingly adopt new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over traditional incandescent solutions. According to Strategies Unlimited, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Compact fluorescent (“CFL”) bulbs are generally favored by today’s consumers for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, bulb life, and color-rendering (“CRI”). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving declining LED bulb prices. As a result of these gains, we believe LED adoption should continue to expand. For example, LED bulbs are currently outselling CFL lamps in Japan as the quality of light is far superior to CFLs.

Legislative Influences Spur Market Adoption of Energy Efficient LED Lighting. Government regulations, such as initiatives by the United States Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program, are driving adoption of more energy efficient lighting solutions. Energy Star sets industry-wide international standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products and purchasers better understand lighting products.

Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries as well. For example, several countries have effectively banned the 100 watt light bulb and are expected to progressively apply these restrictions to lower wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED bulbs primary competitors, the CFL market.

Utility Companies Are Rewarding Conservation Efforts. Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits. At present utility subsidies are generally geared toward CFLs. Given the greater efficiency and more attractive conservation features of LED lighting, we believe subsidies for LEDs will become increasingly popular to drive up demand.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Industry Leading, Energy Efficient and Environmentally Conscious Lighting Solutions. Our product offerings feature our Array brand of LED light bulbs, which we believe to be one of the highest efficacy LED lighting systems in the industry. Based upon our review of publicly available performance data from competitors, our Array product can provide over 20% more lumens per watt than competitive products, and as much as 80% energy savings versus incandescent lamps. We have designed our Array product line to be Restriction of Hazardous Substances (RoHS) compliant, to contain no mercury or lead and to utilize minimal metal content with a housing of recycled plastic. Four of our Array lamps were among the first lamps to be certified under the Energy Star program which began accepting applications in September 2010. In February 2012, our Array R30 lamps were the first LED reflector lamp replacements to earn the full 50,000 hour certification by Energy Star. This 50,000 hour life is equivalent to more than 10 years when the lamp is on for twelve hours per day. We expect that sales of our Array products will continue to grow and increase as a percentage of total revenues.

Proprietary Technology and Intellectual Property. We have 41 issued and 33 pending patents. Of these patents, we have 37 issued and 30 pending patents related to our Array brand of LED light bulbs. This portfolio of intellectual property has been commercialized into a broad range of advanced lighting solutions. We plan to continue making strategic investments in intellectual property through ongoing engineering expenditures, and potentially industry partnerships and licensing arrangements. These initiatives are designed to allow us to enhance our intellectual property portfolio, improve existing products, rapidly introduce new products to fill identified needs, and address new applications and markets. We believe our ability to successfully develop and produce new products will allow us to magnify our market opportunity and enhance our market position.

Reliable, High Quality and Cost Competitive Solutions. We design, manufacture and sell high quality and reliable products with demonstrable performance advantages that are cost competitive. Our Array products are designed and certain Array lamps have been certified, to operate for up to 50,000 hours. We achieve this, in part, through a combination of sourcing high quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous product testing. To deliver cost competitive solutions, we are investing in technology advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high volume products to our proprietary automated manufacturing process. Additionally, certain of our Array lamps have qualified for conservation-driven incentives with utilities, and we plan to apply for rebate programs with other utilities in the U.S. as they become available. This could translate into additional economic incentives for our customers to purchase Array products.

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

Our Growth Strategy

Our objective is to become the leading provider of advanced lighting solutions. Key elements of our growth strategy include:

Expanding our White Light LED Product Portfolio. Based on our proprietary Selective Heat Sink technology platform, a new and innovative approach to thermal management which uses proprietary design and materials to lower thermal resistance, we are expanding our white light LED product portfolio for general illumination. Our first offering based on this technology is our Array product line. We believe this product has some of the most unique features and one of the highest efficacy levels in the industry. It also incorporates dimming capabilities that work with standard commercial dimmers. We intend to expand our product offerings by leveraging the technological advancements of Array. We expect that our white light LED solutions will be highly attractive alternatives to traditional lighting solutions and other competitive LED offerings.

Developing and Protecting Our Intellectual Property. We have devoted significant resources to building an advanced research and development team for developing complimentary intellectual property to expand our portfolio of advanced lighting technologies. Securing and defending intellectual property related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio allows us to compete on the basis of our technology, which we believe gives us an advantage over many of our larger competitors.

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

Array LED Replacement Lamps: We offer a broad line of LED replacement lamps in multiple color temperatures, electrical currents and optic/lens options, including:

•	G4 puck lamp

•	MR16

•	MR16 High-Output

•	R16

•	GU10

•	R30

•	PAR38

In addition, we began initial shipments of our new PAR20 and PAR30 lamps in January 2012.

Lumificient Signage and Strip Lighting: Our Lumificient subsidiary targets the sign market primarily with its Hyperion R-Lite™ products. Increasingly, these products are expanding into non-signage applications, such as vending machines, illuminated display tables and architectural applications. These products are energy efficient, relatively easy to install and highly dependable with limited defective experience.

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

Sales and Marketing

We believe our sales and marketing efforts have established our reputation for providing innovative solutions that meet our customers’ needs in a timely, cost-efficient manner. The sales and marketing of our products largely depends upon the type of offering, location and target market. We organize our sales approach by market: Array replacement lamps for commercial applications and to retail companies selling to the consumer market, and Lumificient sign lighting.

We market and sell our LED products through our Array Lighting division and through our subsidiary, Lumificient. We maintain a salaried team of industry-experienced sales professionals dedicated to promoting and selling our Array brand of LED light bulbs through our network of lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from us. Array replacement lamps also are sold through independent energy savings companies which assist customers with improved energy usage and to retail customers through a large home improvement retailer. Lumificient products are sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts. We compensate our selling agents on a commission basis.

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

We design and engineer our Array line of LED replacement lamps and purchase all of the finished units from third-party manufacturers. Some initial Array lamps also use a custom LED package which we source from a vendor in Asia. Although we currently are dependent on these suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay at our third-party manufacturers or in the supply of the components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products and develop solutions for customer applications. We believe that our responsiveness to customer demands and our ability to achieve industry certifications such as Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2011, we spent approximately $834,000 on engineering and product development activities, as compared to approximately $944,000 in 2010. We continue to invest in our research and development team as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

The proprietary nature of, and protection for, our products, product candidates, processes and know-how are important to our business. To protect our intellectual property, both domestically and abroad, we rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, and confidentiality provisions to establish and protect our proprietary rights. We have established and continue to build proprietary positions for our products and technology in the United States and abroad. We currently hold 41 patents related to our LED lighting intellectual property and have 33 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization. Included in these figures are 37 patents and 30 patent applications related to our Array brand of LED light bulbs. We believe our extensive intellectual property portfolio provides us with considerable advantage relative to new entrants to the industry and smaller LED providers in serving sophisticated customers.

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

Employees

As of March 16, 2012, we had a total of 29 full-time employees and 1 part-time employee. We enjoy good employee relations. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

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

We have a history of losses and may incur losses in the future. We have limited revenues and may be unable to continue operations unless we can generate sufficient operating income from the sale of our products, or raise additional capital through the divesture of assets or businesses or debt or equity financing.

We have experienced net losses of approximately $5,469,000 and $8,011,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we had an accumulated deficit of approximately $41,712,000 and working capital of approximately $5,326,000, including cash and cash equivalents of approximately $3,015,000. Although management addressed many of the issues and expenses associated with the Legacy Commercial and Pool Lighting Businesses with the sale of those businesses in October 2010, we still face significant challenges in order to reach profitability, particularly in light of the challenging economic environment that we now face. In order for us to attain profitability and growth, we will need to successfully address these challenges, including executing our production, marketing and sales plans for our Array product line and improving our supply chain performance. We cannot estimate when or if we will achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses may exhaust our capital resources and force us to scale back, suspend or discontinue our operations.

Our development and growth have caused significant strain on our financial resources resulting in losses, deficits and negative operating cash flows. We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which we expect will result in operating losses for 2012 and potentially future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products, including our Array product line. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer. The amount of these expenditures is difficult to forecast accurately and cost overruns may occur. We cannot be certain of the timing and extent of revenue receipts and expense disbursements. To become profitable, we will have to generate sufficient revenue while controlling our costs and expenses. If we are unable to generate sufficient revenue to become profitable, our ability to achieve our business objectives may be negatively impacted and the market price of our common stock could decline.

If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to suspend or discontinue operations.

Our operations have not generated positive cash flow for the years ended December 31, 2011 or 2010, and we have funded our operations primarily through the issuance of common and preferred stock and from debt. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make.

Our operations and growth are expected to place significant strain on our limited research and development, sales and marketing, operational and administrative resources. To manage any future growth, we must continue to improve our operational and financial systems and expand, train and manage our employee base. We also need to improve our supply chain management and quality control operations and hire and train new employees, including sales and customer service representatives and operations managers. If we are unable to manage our growth effectively, our profitability and liquidity could be adversely affected.

Our ability to continue to operate will depend on our ability to achieve and sustain positive cash flow from operations, liquidate or divest assets or businesses, or raise funds through public or private sales of shares of our capital stock or through debt. We do not have any committed sources of outside capital. During the recent economic downturn, we experienced limited access to the capital and credit markets, and it remains uncertain whether we will be able to obtain outside capital when we need it or on terms that would be acceptable to us. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

We rely on our relationship with a key customer and a significant decrease in business from, or the loss of our relationship with, this key customer would have a material adverse effect on our results of operations, our future growth prospects and our ability to distribute our products to the consumer market.

We derive a significant amount of our revenues from a major customer. During the year ended December 31, 2011, sales to Lowe’s Companies, Inc. accounted for approximately 42% of our revenue. However, based on our experience, we do not anticipate that our sales to this customer will be as significant in 2012 as they were in 2011. A significant decrease in business from or loss of this major customer could harm our financial condition by causing a significant decline in revenues. We do not have long-term contracts with any of our customers and purchases generally occur on an order-by-order basis. None of our customers are required to purchase a minimum quantity of products from us. Our customers could curtail or cease their business with us because of changes in their strategic and operational initiatives, such as an increased focus on private label, changes in our customer’s buying patterns and other reasons. If Lowe’s Companies, Inc. ceases business with us, our revenues could significantly decrease and we may have excess inventory levels.

In partnership with this customer, we are exploring additional opportunities to increase retail sales and in-store inventory turns. These opportunities may include utility rebate programs, price concessions, sales initiatives, marketing programs, advertising campaigns, training sessions and point-of-sale educational materials. We may face increased expenses to meet these initiatives, which would reduce our margins. In addition, we generally have little or no influence on the customer’s promotional or pricing policies, which may impact our sales volume to this customer. Our sales are materially affected by fluctuations in the buying patterns of the customer and such fluctuations may result from general economic conditions or other factors.

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

We may reorganize our company, operations and product offerings, including liquidating or divesting assets or businesses, which may cause us to incur greater losses and create disruptions to our business.

We routinely review our operations for additional opportunities to reduce costs. Our analysis may lead to the determination to sell, close, eliminate, rationalize or reduce operations, assets or businesses and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connections with such changes in the future, and such charges and losses may be material. In addition, we could experience difficulties, disruptions or delays in the implementation of any such changes and there can be no assurance that we will be able to implement these programs successfully or on a timely basis.

Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue.

We face significant challenges in order to achieve profitability. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise capital, as needed, through public or private debt or equity financing, or other sources of financing to fund operations. The disruption of the capital markets and a continued decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed. In addition, continuing losses may exhaust our capital resources and, as a result, our operating plan could include, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. We may also need to seek to raise additional debt or equity capital or liquidate or divest assets or businesses. There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us, if at all. Moreover, should the opportunity to raise additional capital arise, any additional debt or equity financing could result in significant dilution of the existing holders of common stock.

We risk being delisted from the NASDAQ Capital Market if our stock fails to maintain a $1.00 minimum closing bid price for 30 consecutive trading days. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Capital Market.

Our common stock is listed for trading on the NASDAQ Capital Market and has recently traded below $1.00 for a significant period of time. NASDAQ has adopted a number of continued listing standards that are applicable to the common stock, including a requirement that the bid price of the common stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of the common stock from the NASDAQ Capital Market.

There can be no assurance that we will meet the continued listing requirements for the NASDAQ Capital Market, or that our common stock will not be delisted from the NASDAQ Capital Market in the future. If our common stock is delisted from NASDAQ, it may be eligible to trade on the over-the-counter market, which may be a less liquid market, or on the pink sheets. In such case, our stockholders’ ability to trade, or obtain quotations of the market value of, shares of our common stock would be severely limited because of lower trading volumes and transaction delays. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. There can be no assurance that our common stock, if delisted from the NASDAQ Capital Market, will be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, or another over-the-counter market. Delisting from NASDAQ, or even the issuance of a notice of potential delisting, could also result in negative publicity, make it more difficult for us to raise additional capital, adversely affect the market liquidity of our common stock, reduce security analysts’ coverage of us and diminish investor, supplier, customer and employee confidence.

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

Our success will depend upon both the increased acceptance of our LED products as an alternative to traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Our future results are dependent upon sales growth in the commercial, hospitality, institutional, retail and sign markets. As part of our sales and marketing strategy, we actively seek to educate our target markets as to the advantages of our LED lighting solutions. We believe that achievement of this objective is critical to our future success. Our lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing our LED and other lighting products in the market. If acceptance of our lighting products in general does not continue to grow, then opportunities to increase our revenue and operate profitably may be limited.

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

As of March 16, 2012, we have 41 issued patents and 33 combined U.S. and foreign patent applications pending relating to our Array Lighting and Lumificient product offering. Because our patent position involves complex legal, scientific, and factual questions, the issuance, scope, validity and enforceability of our patents cannot be predicted with certainty. Our issued patents may be invalidated or their enforceability challenged, they may be designed around, and they may not provide us with competitive advantages against others with similar products and technology. Furthermore, others may independently develop similar products or technology or duplicate or design around any technologies that we have developed.

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

In an effort to reduce manufacturing costs, we outsource the production of certain parts and components as well as finished goods in our product lines to a number of suppliers. We outsource all of the production for our Array brand of products to third-party manufacturers. We used an additional third-party manufacturer during 2011, however, this third-party manufacturer ceased operations during 2011. There is no production overlap between our third party manufacturers. Except for four types of Array bulbs, all of our Array products are produced by a single third-party manufacturer located in Mexico. While we believe alternative manufacturers for these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on our third-party manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity within scheduled delivery times. Accordingly, the loss of all or one of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

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

We rely significantly on indirect sales channels to market and sell our products. Most of our products are sold through independent distributors and agents. In addition, these parties provide technical sales support to end-users. Our current agreements with indirect sales channels are non-exclusive. We anticipate that any such agreements we enter into in the future will be on similar terms. Furthermore, our agreements are generally short-term, and can be cancelled by these sales channels without significant financial consequence. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

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

•

sales and distribution factors, such as changes in product mix or distribution channels resulting in lower margins, increases in sales and marketing expenses, the loss of a significant distributor, customer or sales representative and seasonality of sales;

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

We have historically sought to grow through strategic acquisitions in order to complement and expand our business. On April 30, 2008, we acquired Lumificient Corporation and on September 28, 2007, we acquired Advanced Lighting Systems, Inc. In order to reduce operating expenses and increase synergies across our business lines, in the first quarter of 2009, we integrated the operations of Advanced Lighting Systems with other company operations. The success of any acquisition will depend on, among other things:

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

In each of 2011 and 2010, revenue from sales of our products internationally (for our purposes, outside of the United States and Canada) represented approximately 4% and 8%, respectively, of our total revenue. We generally provide technical expertise and limited marketing support, while our independent international distributors generally provide sales staff, local marketing and product service. We believe our international distributors are better able to service international markets due to their understanding of local market conditions and best business practices. International business operations are subject to inherent risks, including, among others:

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

We believe that continued growth and profitability may require expansion of our international operations. All of our international sales are currently denominated in U.S. dollars. As a result, an increase in the relative value of the dollar could make our products more expensive and potentially less price competitive in international markets. We do not engage in any transactions as a hedge against risks of loss due to foreign currency fluctuations.

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

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration
Corporate Headquarters:	Charlotte, North Carolina	5,100	2012
Office and Warehouse:	Orlando, Florida	34,000	2012
Office, Distribution and Light Manufacturing:	Maple Grove, Minnesota	13,200	2013

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary. Through March 2012, we are subleasing approximately 14,500 square feet of our facility in Orlando, Florida to the buyer of our Legacy Commercial and Pool Businesses.

Item 3.	Legal Proceedings.

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company has not yet been served in this matter and is evaluating Phillips’ claims. The Company intends to vigorously defend its intellectual property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “NEXS.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2011		2010
	High	Low	High	Low
First Quarter	$4.36	$2.01	$3.62	$2.66
Second Quarter	3.35	2.50	6.18	2.21
Third Quarter	2.99	1.18	2.45	1.54
Fourth Quarter	1.88	0.84	2.95	1.66

(b) The number of holders of record of our Common Stock on March 16, 2012 was 46. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

(d)	Equity Compensation Plan Information as of December 31, 2011

The following table provides information as of December 31, 2011 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 10 of our Notes to consolidated financial statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,026,207	$4.27	353,953
Equity compensation plans not approved by stockholders	—	—	—

Totals	1,026,207	$4.27	353,953

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act 1934, as amended, and are not required to provide the information under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. These products are sold under the Array Lighting and Lumificient brand names. With 41 issued patents and 33 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts. In 2011, we expanded our sales of Array replacement lamps to the consumer market channel through a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of its stores. In December 2011, we continued augmenting our traditional sales channels with the introduction of a commercial web portal to sell our Array product directly to end users.

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

As we have accounted for the Legacy Commercial and Pool Lighting Businesses as discontinued operations, sales of LED products represent 100% of our revenue from continuing operations for the years ended December 31, 2011 and 2010.

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

Results of Operations

Revenue

	Year Ended December 31,
	2011	2010	Change	%
Array LED lamps	$4,938,762	$1,807,744	$3,131,018	173%
Lumificient	4,049,086	3,614,699	434,387	12%

Total revenue	$8,987,848	$5,422,443	$3,565,405	66%

Total revenue for the year ended December 31, 2011 increased 66% to approximately $8,988,000 as compared to the year ended December 31, 2010. As a result of our growth in national sign programs and other commercial applications, sales of Lumificient products increased approximately 12% from approximately $3,615,000 for the year ended December 31, 2010 to approximately $4,049,000 for the year ended December 31, 2011.

Sales of our Array LED lamps increased 173% to approximately $4,939,000 for the year ended December 31, 2011 compared to approximately $1,808,000 for the year ended December 31, 2010. The sales increase of approximately $3,131,000 reflects the launch of Array products for sale through the consumer market channel. In the second quarter of 2011, we completed our initial shipments of Array products to approximately 1,100 home improvement stores across the United States. The home improvement retailer offers seventeen different Array products, including our PAR38, R30, R16, MR16 and GU10 lamps that have qualified for the Energy Star rating.

We believe the 2011 launch of our Array products into the consumer market channel represents an important step in our company’s strategy and demonstrates our ability to respond operationally to significant growth in a cost effective manner. Sales of our products to the consumer market channel are affected by the resale of these products by our customer to the consumer. While we do not provide specific information on consumer demand due to confidentiality and other obligations, sales of Array products to the consumer have been slower than anticipated. In partnership with our major customer, we are exploring additional opportunities to increase retail sales and in-store inventory turns. These opportunities may include utility rebate programs, price concessions, sales initiatives, marketing programs, advertising campaigns, training sessions and point-of-sale educational materials. Based on our experience we also are working with this customer to identify other products to add to their offering in response to customer demand for existing products. However, based on our experience, we do not anticipate that our sales to this customer will be as significant in 2012 as they were in 2011.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
	2011	2010	Change	%
Revenue	$8,987,848	$5,422,443	$3,565,405	66%
Cost of sales	7,075,063	4,059,756	3,015,307	74%

Gross profit	$1,912,785	$1,362,687	$550,098	40%

Gross margin %	21%	25%

Gross profit for the years ended December 31, 2011 and 2010 was approximately $1,913,000 and $1,363,000, respectively. Gross margins decreased from approximately 25% of sales in 2010 to approximately 21% of sales in 2011. Direct gross margin, which is revenue less material cost, decreased from 45% for the year ended December 31, 2010 to 41% for the same period of 2011, reflecting a shift in sales mix to Array products and the impact of launching the Array product line into the consumer market channel. We do not expect that we will be able to command our historical margins for sales through the consumer market channel. However, the additional unit volume generated by sales through this channel has allowed us to significantly lower our costs, leverage our investment in equipment and compete more effectively across all market channels.

For the year ended December 31, 2011, distribution costs, which include some light assembly costs, increased to approximately $1,774,000, or 20% of revenue, as compared to approximately $1,075,000, or 20% of revenue, for the year ended December 31, 2010. The increase of approximately $699,000 in distribution costs for the year ended December 31, 2011, as compared to the year ended December 31, 2010, includes an increase of approximately $424,000 in our inventory reserves for excess Array and Lumificient product. The reserves relate primarily to our 230v Array product for sale in international markets, certain Array products made with natural white and cool white LEDs, and inventory purchased in anticipation of launching a new product for Lumificient which was subsequently abandoned.

As a result of the increased revenue, in 2011 we incurred higher freight expenses of approximately $235,000 and an increase in warranty costs of approximately $38,000 as compared to 2010. However, we were able to leverage our sales growth across our supply chain assets. In particular, depreciation expense decreased from 11% of Array sales for the year ended December 31, 2010 to 5% of Array sales for the year ended December 31, 2011.

Operating Loss and Expenses

	Year Ended December 31,
	2011	2010	Change	%
Operating expenses:
Selling, general and administrative	$5,981,212	$6,096,585	$(115,373)	-2%
Research and development	833,876	943,606	(109,730)	-12%
Impairment expense	407,369	—	407,369	—

Total operating expenses	7,222,457	7,040,191	182,266	3%

Operating loss	$(5,309,672)	$(5,677,504)	$367,832	-6%

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $5,981,000 for the year ended December 31, 2011 as compared to approximately $6,097,000 for the same period in 2010, a decrease of approximately $115,000, or 2%. The decrease in SG&A primarily reflects a reduction in payroll, bad debt and advertising expenses for the year ended December 31, 2011 as compared to the same period in 2010. Offsetting these lower expenses was an increase of approximately $126,000 in net expenses relating to our Orlando facility. We subleased a portion of this facility to the purchaser of our Legacy Commercial and Pool Lighting Businesses, but we continue to incur expenses for the remainder of the leased space. The lease for this facility expires on March 31, 2012, at which time we expect to have vacated the facility. We also incurred approximately $111,000 of expenses related to the closure of one of our contract manufacturers in China.

Research and development costs were approximately $834,000 for the year ended December 31, 2011 as compared to approximately $944,000 for the year ended December 31, 2010. This decrease of approximately $110,000 was primarily due to lower project-related costs of approximately $83,000 and lower payroll expenses of approximately $29,000, in 2011 as compared to 2010.

We recorded a goodwill impairment charge of approximately $407,000 for the year ended December 31, 2011 as a result of lowering the projected revenue growth and cashflows for Lumificient compared to previous projections. See Critical Accounting Policies and Estimates for a fuller description of this charge.

Interest

Interest expense of approximately $127,000 for 2011 primarily related to borrowing costs under approximately $2,400,000 of indebtedness incurred in December 2009. For 2010, interest expense of approximately $248,000 primarily related to borrowing costs under approximately $3,800,000 of indebtedness incurred in June 2009 and $2,400,000 of indebtedness incurred in December 2009.

Other Income and Debt Extinguishment Costs

We recognized debt extinguishment costs of approximately $442,000 in the first quarter of 2010 relating to the write off of our unamortized debt discount and debt issuance costs as a result of the early extinguishment of promissory notes issued in June 2009.

Income Tax

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during 2011 and 2010.

Net Loss

Net loss for the years ended December 31, 2011 and 2010 was approximately $5,469,000 and $8,011,000, respectively, including a loss from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $44,000 and $1,646,000 in 2011 and 2010, respectively. Basic and diluted loss per common share was $0.33 and $0.49 for the years ended December 31, 2011 and 2010, respectively. Basic and diluted loss per common share from continuing operations was $0.33 and $0.39 for the years ended December 31, 2011 and 2010, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 and $0.10 for the years ended December 31, 2011 and 2010, respectively.

Non-GAAP Financial Measures

Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe the following non-GAAP financial measures provide additional information that is useful to the assessment of our operating performance and trends. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP.

	Year Ended December 31,
	2011	2010
Revenue	$8,987,848	$5,422,443
Cost of sales	7,075,063	4,059,756
Less: Provisions for inventory valuation	(689,241)	(265,678)
Depreciation and amortization	(267,937)	(231,736)

Adjusted cost of sales	6,117,885	3,562,342

Adjusted gross profit	2,869,963	1,860,101

GAAP gross margin percentage	21%	25%
Adjusted gross margin percentage	32%	34%
Total operating expenses	7,222,457	7,040,191
Less: Depreciation and amortization	(486,255)	(462,636)
Impairment expense	(407,369)	—
Noncash stock-based compensation	(301,037)	(318,108)

Adjusted operating expense	6,027,796	6,259,447

Adjusted operating results	$(3,157,833)	$(4,399,346)

GAAP operating results as a percentage of revenue	-59%	-105%
Adjusted operating results as a percentage of revenue	-35%	-81%
GAAP operating expenses as a percentage of revenue	80%	130%
Non-GAAP operating expenses as a percentage of revenue	67%	115%

Our results for the years ended December 31, 2011 and 2010 reflect actual product requirements and rates of LED lamp adoption that differed from what was anticipated. These differences resulted in higher expenses relative to sales results. Specifically, our provisions for inventory valuations for 2011 and 2010 represent 8% and 5% of sales, respectively. These reserves primarily reflect challenges penetrating international markets and issues relating to product specification. In addition, noncash expenses such as depreciation and amortization, impairment and stock-based compensation expense for 2011 and 2010 represent 16% and 19% of sales, respectively. The depreciation expense primarily relates to tooling and other investments made for the Array products. The amortization expense primarily relates to Array intellectual property and intangibles associated with the Lumificient acquisition. Noncash expenses for depreciation, amortization and stock-based compensation totaled approximately $1.0 million in both 2011 and 2010. We expect that our existing level of noncash expenses will remain relatively flat in 2012.

Going forward, we believe that the inventory risk associated with anticipating the market’s specification of products will decrease. Since the launch of the Array product, we believe the market has formed into a narrower band of color temperatures ranging between 2700° and 3000° Kelvin, with some lower levels of demand in the 5000° Kelvin range. We do not anticipate this range changing. However, we will continue to face challenges managing product mix and product evolution given the fast pace of advancement in LEDs and lighting.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had working capital of approximately $5,326,000, including cash and cash equivalents of approximately $3,015,000, a decrease of approximately $3,805,000 compared to working capital of approximately $9,131,000, including cash and cash equivalents of approximately $5,309,000, at December 31, 2010. The decline in working capital primarily represents cash used to fund operations in 2011, net of the collection of the note receivable of approximately $1,111,000 from the sale of our Legacy Commercial and Pool Lighting Businesses.

Net cash used in operations decreased approximately $3,084,000 to approximately $3,369,000 for the year ended December 31, 2011, compared to approximately $6,453,000 in 2010. The decrease in net cash used in operating activities over the comparable period of 2010 is due to a decrease of approximately $2,700,000 in net loss adjusted for non-cash items for the year ended December 31, 2011, as compared to the same period in 2010. In addition, cash used for inventories decreased by approximately $299,000 and cash used for accounts payable, accrued liabilities and related party payable decreased by approximately $538,000 for the year ended December 31, 2011 as compared to the same period in 2010. The decrease in net cash used in operating activities over the comparable period in 2010 was partially offset by a decrease in cash provided by trade accounts receivable of approximately $567,000.

Net cash provided by investing activities for the year ended December 31, 2011 was approximately $755,000 as compared to net cash provided by investing activities of approximately $429,000 in the comparable period of 2010. This increase in cash provided by investing activities of approximately $326,000 is primarily the result of a decrease in cash used for patent and trademark costs of approximately $172,000, a decrease in cash used for acquisition costs of Lumificient of $100,000 due to the payment of the indemnity holdback in the first quarter of 2010 and a decrease in the purchase of property and equipment of approximately $90,000 for the year ended December 31, 2011 as compared to the same period in 2010.

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $320,000 as compared to net cash used in financing activities of approximately $3,835,000 for the comparable period of 2010. This increase in cash provided by financing activities of approximately $4,155,000 as compared to 2010 is mostly attributable to our use of $3,800,000 in the first quarter of 2010 to extinguish the principal outstanding on the promissory notes we issued in June 2009. In addition, cash provided by proceeds from the exercise of employee stock options and warrants increased by approximately $305,000 in the year ended December 31, 2011 as compared to the same period of 2010.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, liquidate or divest assets or businesses, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders. In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, reserve for product returns, provision for inventories, stock-based compensation, goodwill and intangible assets. Our strategy for managing doubtful accounts includes stringent, centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns. Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and sold within one year of purchase. We believe that our allowance for doubtful accounts, reserve for product returns and provision for inventory obsolescence were adequate at December 31, 2011 and 2010.

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

The Company records goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Step one compares the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved or changes in strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2011:

	Payments due by period
	2012	2013 - 2014	2015 - 2016
Exchange notes	$—	$2,400,000	$—
Operating lease obligations	259,393	34,428	—

Total	$259,393	$2,434,428	$—

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

The Exchange was effected simultaneously with the closing of the Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Series A preferred stock elected to receive an aggregate of 1,731,994 shares of common stock in the Exchange. The number of shares of common stock delivered in the Exchange was determined by dividing approximately $5,456,000 (which represented the stated value of the Series A preferred stock exchanged for common stock) by the greater of (i) $3.15 or (ii) the $3.00 per share public offering price in the Follow-on Offering.

The Preferred Shareholders holding the remaining 480 shares of Series A preferred stock, which had a stated value of $2,400,000, were Michael Brown, one of our directors, and entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of our former directors, is president. In the Exchange, these Preferred Shareholders received convertible promissory notes (the “Exchange Notes”) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of our common stock (the “Exchange Warrants”). The Exchange Notes provided for interest at 1% per annum, were originally to mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

On February 28, 2012, the Company and the holders of the Exchange Notes amended the Exchange Notes. As of the amendment date, the Exchange Notes bear interest at 10% per annum and mature on June 30, 2013. Interest on the outstanding principal amount of the Exchange Notes will be due and payable on the maturity date. The Exchange Notes remain convertible into 450,281 shares of common stock at a fixed conversion price of $5.33.

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

On October 28, 2010, we sold to Next Step Products, LLC (“Next Step”) substantially all of the assets of our Legacy Commercial and Pool Lighting Businesses, which were operated from our Orlando facility. In addition, we entered into a sublease agreement to sublet a portion of the facility to Next Step for six to nine months from the date of the sale. During 2011, we extended the sublease through March 2012. We will continue to use the remainder of the Orlando facility for certain administrative functions through the termination of the lease in March 2012.

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

The following report of independent registered public accounting firm and financial statements are filed as part of this Annual Report on Form 10-K. This information appears in a separate section of this Annual Report on Form 10-K following the Index to Financial Statements on page 36:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our company’s internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2012 annual meeting of stockholders and is incorporated herein by reference.

Item	15. Exhibits and Financial Statement Schedules.

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Amendment to Certificate of Incorporation(1)

3.3	Amendment to Certificate of Incorporation(2)

3.4	Amendment to Certificate of Incorporation(3)

3.5	Amendment to Certificate of Incorporation(28)

3.6	Bylaws(1)

4.1	Form of Common Stock Certificate(4)

4.2	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock at an exercise price of $6.43 per share(24)

4.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of Nexxus Lighting, Inc. (21)

4.4	Form of Common Stock Purchase Warrant issued to certain accredited investors to purchase shares of Nexxus Lighting, Inc. common stock(1)

4.5	Form of Convertible Promissory Note(1)

10.1	Form of Indemnification Agreement(25)†

10.2	1994 Stock Option Plan, as amended and restated(3)†

10.3	2003 Stock Incentive Plan(7)†

10.4	Form of Warrant Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone (8)†

10.5	Employment Agreement between Nexxus Lighting, Inc. and Michael A. Bauer dated February 11, 2008(15)†

10.6	Offer Letter between Nexxus Lighting, Inc. and Gary Langford dated December 30, 2008(23)†

10.7	Employment and Non-Competition Agreement between Advanced Lighting Systems, LLC and Paul Streitz dated September 28, 2007(17)†

10.8	Separation, Termination and Release Agreement between Paul Streitz, Streitz Properties, LLC, Nexxus Lighting, Inc. and Advanced Lighting Systems, LLC dated March 12, 2009(25)

10.9	Employment and Non-Competition Agreement between Lumificient Corporation and Carey Burkett dated May 1, 2008(18)†

10.10	Employment and Non-Competition Agreement between Nexxus Lighting, Inc. and Zdenko Grajcar dated May 1, 2008(18)†

10.11	Transition Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 9, 2005(9)†

10.12	Contingent Proceeds Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated September 19, 2003(6) †

10.13	Lease for Southridge Commerce Park facility(11)

10.14	Lease for Floyd Smith Office Park facility(4)

10.15	Lease for Maple Grove, Minnesota facility(1)

10.16	Lease Extension Agreement for Maple Grove, Minnesota facility(26)

10.17	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 26, 2008(5)

10.18	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.19	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

Exhibit Number	Description

10.20	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 26, 2008(5)

10.21	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 26, 2008(5)

10.22	Stock Purchase Agreement among Nexxus Lighting, Inc., Lumificient Corporation and the shareholders of Lumificient Corporation dated as of April 30, 2008,(18) as amended by letter agreement dated June 26, 2008(5)

10.23	Agreement and Plan of Merger among Nexxus Lighting, Inc., Advanced Lighting Systems, LLC, Advanced Lighting Systems, Inc. and Paul Streitz dated August 3, 2007(19)

10.24	Form of Common Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.25	Form of Registration Rights Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of December 7, 2006(10)

10.26	Registration Rights Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998, included as Exhibit C to the Stock Purchase Agreement between Nexxus Lighting, Inc. and Cooper Lighting, Inc. dated as of November 23, 1998(12)

10.27	Escrow Agreement between Nexxus Lighting, Inc. and RBC Centura Bank dated as of November 30, 2006(13)

10.28	Exchange Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated March 26, 2007(14)

10.29#	Settlement and License Agreement between Nexxus Lighting, Inc. and Color Kinetics Incorporated dated December 4, 2006(16)

10.30	Lease Termination Agreement between Nexxus Lighting, Inc. and Max King Realty, Inc. dated November 29, 2006(11)

10.31	Amendment to Participation Agreement between Nexxus Lighting, Inc. and Brett M. Kingstone dated November 25, 2008(22)†

10.32	Assignment Agreement between Nexxus Lighting, Inc. and B&M Kingstone, LLC dated March 26, 2009(25)

10.33	Preferred Stock and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of November 11, 2008(21)

10.34	Note and Warrant Purchase Agreement between Nexxus Lighting, Inc. and each purchaser in the private placement dated as of June 18, 2009(24)

10.35	Form of Secured Promissory Note by Nexxus Lighting, Inc. in favor of each purchaser in the private placement dated June 18, 2009(24)

10.36	Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.37	Stock Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.38	Limited Liability Company Equity Interest Pledge and Security Agreement between Nexxus Lighting, Inc. and Jay Weil dated June 18, 2009(24)

10.39	Nexxus Lighting, Inc. Preferred Stock Exchange Agreement dated October 29, 2009(1)

10.40	Asset Purchase Agreement dated as of October 28, 2010 between Nexxus Lighting, Inc. and Next Step Products, LLC(27)

10.41	Form of Amendment to Convertible Promissory Notes between Nexxus Lighting, Inc. and each note holder dated February 28, 2012(29)

14.1	Code of Business Conduct and Ethics(20)

21.1	Subsidiaries of Nexxus Lighting, Inc. *

23.1	Consent of McGladrey & Pullen, LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Nexxus Lighting, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2011, filed on March 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith

**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

#	Confidential treatment has been granted for portions of this agreement

†	Management contract or compensatory plan or agreement

(1)	Incorporated by Reference to our Registration Statement on Form S-1 filed October 29, 2009 (File No. 333-162743)
(2)	Incorporated by Reference to our Definitive Proxy Statement filed April 29, 1997
(3)	Incorporated by Reference to our Definitive Proxy Statement filed March 27, 1998
(4)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 28, 2008
(5)	Incorporated by Reference to our Current Report on Form 8-K filed on July 2, 2008
(6)	Incorporated by Reference to our Quarterly Report on Form 10-QSB filed November 3, 2003
(7)	Incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004
(8)	Incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005
(9)	Incorporated by Reference to our Current Report on Form 8-K filed September 14, 2005
(10)	Incorporated by Reference to our Current Report on Form 8-K filed on December 8, 2006
(11)	Incorporated by Reference to our Current Report on Form 8-K filed on December 5, 2006
(12)	Incorporated by Reference to our Quarterly Report on Form 10-QSB/A filed December 1, 1998
(13)	Incorporated by Reference to our Registration Statement on Form S-3/A filed March 13, 2007 (File No. 333-140286)
(14)	Incorporated by Reference to our Current Report on Form 8-K filed on March 29, 2007
(15)	Incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008
(16)	Incorporated by Reference to our Annual Report on Form 10-KSB filed April 3, 2007
(17)	Incorporated by Reference to our Current Report on Form 8-K filed September 28, 2007
(18)	Incorporated by Reference to our Current Report on Form 8-K filed May 1, 2008
(19)	Incorporated by Reference to our Current Report on Form 8-K filed August 7, 2007
(20)	Incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004
(21)	Incorporated by Reference to our Current Report on Form 8-K filed November 13, 2008
(22)	Incorporated by Reference to our Current Report on Form 8-K filed December 1, 2008
(23)	Incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009
(24)	Incorporated by Reference to our Current Report on Form 8-K filed June 22, 2009
(25)	Incorporated by Reference to our Annual Report on Form 10-K filed March 27, 2009
(26)	Incorporated by Reference to our Current Report on Form 8-K filed December 30, 2009
(27)	Incorporated by Reference to our Current Report on Form 8-K filed October 28, 2010
(28)	Incorporated by Reference to our Definitive Proxy Statement filed April 5, 2011
(29)	Incorporated by Reference to our Current Report on Form 8-K filed March 2, 2012

NEXXUS LIGHTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nexxus Lighting, Inc.

We have audited the accompanying consolidated balance sheets of Nexxus Lighting, Inc. (the “Company”) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexxus Lighting, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Charlotte, NC

March 28, 2012

NEXXUS LIGHTING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$3,014,656	$5,308,900
Trade accounts receivable, less allowance for doubtful accounts of $52,912 and $35,899	564,474	645,254
Inventories, less reserve of $895,415 and $270,797	2,977,047	3,543,526
Note receivable	—	1,110,982
Prepaid expenses	65,749	109,648
Other assets	26,359	15,605

Total current assets	6,648,285	10,733,915

Property and equipment:
Machinery and equipment	1,283,693	1,182,556
Furniture and fixtures	643,339	645,292
Computers and software	798,257	791,035
Leasehold improvements	553,832	553,832

	3,279,121	3,172,715
Accumulated depreciation and amortization	(2,536,144)	(2,091,230)

Net property and equipment	742,977	1,081,485

Goodwill	1,988,920	2,396,289
Other intangible assets, less accumulated amortization of $879,490 and $592,645	2,543,969	2,750,010
Other assets, net	23,857	58,510

	$11,948,008	$17,020,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,070,916	$1,270,937
Accrued compensation and benefits	206,803	213,414
Related party payable	18,151	35,212
Current portion of deferred rent	25,882	80,131
Other current liabilities	74	3,434

Total current liabilities	1,321,826	1,603,128

Convertible promissory notes to related parties, net of debt discount	2,314,854	2,231,588
Deferred rent, less current portion	—	25,882

Total liabilities	3,636,680	3,860,598

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 30,000,000 and 25,000,000 shares authorized, 16,452,738 and 16,245,503 issued and outstanding	16,453	16,246
Additional paid-in capital	50,007,362	49,386,782
Accumulated deficit	(41,712,487)	(36,243,417)

Total stockholders’ equity	8,311,328	13,159,611

	$11,948,008	$17,020,209

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Revenues	$8,987,848	$5,422,443
Cost of sales	7,075,063	4,059,756

Gross profit	1,912,785	1,362,687
Operating expenses:
Selling, general and administrative	5,981,212	6,096,585
Research and development	833,876	943,606
Impairment expense	407,369	—

Total operating expenses	7,222,457	7,040,191

Operating loss	(5,309,672)	(5,677,504)

Non-operating income (expense):
Interest income	569	1,657
Debt extinguishment costs	—	(441,741)
Interest expense	(126,731)	(247,688)
Other income	10,920	—

Total non-operating expense, net	(115,242)	(687,772)

Loss from continuing operations	$(5,424,914)	$(6,365,276)

Discontinued operations:
Loss from discontinued operations	(44,156)	(1,646,194)

Net loss	$(5,469,070)	$(8,011,470)

Basic and diluted loss per common share:
Continuing operations	$(0.33)	$(0.39)

Discontinued operations	$0.00	$(0.10)

Net loss	$(0.33)	$(0.49)

Basic and diluted weighted average shares outstanding	16,405,789	16,244,352

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2010	16,240,503	$16,241	$49,103,733	$(28,231,947)	$20,888,027
Exercise of employee stock options	5,000	5	14,895	—	14,900
Stock-based compensation	—	—	318,108	—	318,108
Expenses associated with the sale of common stock	—	—	(49,954)	—	(49,954)
Net loss	—	—	—	(8,011,470)	(8,011,470)

Balance, December 31, 2010	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611
Exercise of warrants	207,235	207	319,543	—	319,750
Stock-based compensation	—	—	301,037	—	301,037
Net loss	—	—	—	(5,469,070)	(5,469,070)

Balance, December 31, 2011	16,452,738	$16,453	$50,007,362	$(41,712,487)	$8,311,328

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities:

Net loss	$(5,469,070)	$(8,011,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	466,354	545,896
Amortization of intangible assets and other assets	287,838	282,250
Amortization of debt discount and debt issuance costs	89,343	158,927
Amortization of deferred rent	(80,131)	(65,785)
Write down of assets relating to discontinued operations	—	631,172
Loss (gain) on sale of businesses	51,647	(16,866)
Loss on disposal of property and equipment	3,400	9,114
Debt extinguishment costs	—	441,741
Increase (decrease) in inventory reserve	624,618	(199,691)
Stock-based compensation	301,037	318,108
Loss due to closure of contract manufacturer	111,126	—
Impairment of goodwill	407,369	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable, net	80,780	647,371
Increase in inventories	(99,635)	(399,009)
Decrease in prepaid expenses	43,899	51,013
Decrease (increase) in other assets	17,822	(8,238)
Decrease in accounts payable, accrued liabilities and related party payable	(195,628)	(733,477)
Decrease in accrued compensation and benefits	(6,611)	(90,322)
Decrease in other liabilities	(3,360)	(13,597)

Total adjustments	2,099,868	1,558,607

Net cash used in operating activities	(3,369,202)	(6,452,863)

Cash Flows from Investing Activities:
Proceeds from sale of businesses, net of transaction costs	1,110,982	1,147,509
Proceeds from sale of property and equipment	7,500	6,600
Purchase of property and equipment	(223,883)	(313,446)
Acquisition costs of Lumificient Corporation	—	(100,000)
Patents and trademark costs	(139,391)	(311,342)

Net cash provided by investing activities	755,208	429,321

Cash Flows from Financing Activities:
Payments on promissory notes	—	(3,800,000)
Proceeds from sale of common stock, net of issuance costs	—	(49,954)
Net proceeds from exercise of employee stock options and warrants	319,750	14,900

Net cash provided by (used in) financing activities	319,750	(3,835,054)

Net decrease in cash and cash equivalents	(2,294,244)	(9,858,596)
Cash and cash equivalents, beginning of period	5,308,900	15,167,496

Cash and cash equivalents, end of period	$3,014,656	$5,308,900

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$24,000	$292,267
Non-cash investing activities:
Note receivable from sale of businesses	—	1,110,982

See accompanying notes to consolidated financial statements.

NEXXUS LIGHTING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – In April 2007, the Company changed its name from Super Vision International, Inc. to Nexxus Lighting, Inc. Nexxus Lighting, Inc. and its wholly owned subsidiary, Lumificient Corporation (“Lumificient”) design, manufacture, market and sell high performance, commercial grade, light emitting diode (“LED”) replacement light bulbs and LED-based signage, channel letter and contour lighting products in the commercial, hospitality, institutional, retail and sign markets.

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

The Company markets and sells LED products through its Array Lighting division and through its subsidiary, Lumificient. We maintain a team of industry-experienced sales professionals dedicated to promoting and selling the Array brand of LED light bulbs through the Company’s network of lighting agencies. These independent lighting agencies provide assistance in the lighting specification process, provide local customer and project management support and direct the customer to purchase products from the Company. Array replacement lamps also are sold through independent energy savings companies which assist customers with improved energy usage. Beginning in 2011, the Company expanded its sales of Array replacement lamps to the consumer market channel through a large home improvement retailer. Lumificient products are sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts.

The Company has experienced continued net losses and faces significant challenges in order to reach profitability, particularly in light of the current challenging economic environment. In order for the Company to attain profitability and grow, it will need to successfully address these challenges, including executing its production, marketing and sales plans for the Array product line and improving supply chain performance. The Company cannot estimate when or if it will achieve profitability in the future, and its business may not be as successful as envisioned. Continuing losses may exhaust capital resources and force the Company to scale back, suspend or discontinue operations.

Principles of consolidation – The consolidated financial statements include the accounts of Nexxus Lighting, Inc. and its wholly owned subsidiary, Lumificient (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated.

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment to customers, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. As the Company’s products are new in the consumer market channel, the Company increased its reserve estimate for 2011 related to product returns for this channel. The level of returns may fluctuate from the Company’s estimate. The Company offers early payment discounts to select customers. Revenue is recorded net of the amount of the early payment discounts that the Company estimates will be claimed by customers. Our products typically carry a warranty that ranges from two to five years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $2,674,000 and $5,024,000 at December 31, 2011 and 2010, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade accounts receivable, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company’s non-financial assets measured at fair value on a non-recurring basis include goodwill. Goodwill was measured using the income and market approaches, which utilize inputs classified as Level 3 in the fair value hierarchy (Note 5).

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

Beneficial conversion and warrant valuation—In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options”, the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued, and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash implied preferred dividends from the date of issuance to the earliest conversion date, using the effective yield method.

Cash equivalents – Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill as of the last day of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined using both the income approach and the market approach. The fair values calculated under the income approach and market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach which includes an assessment of the risk-free interest rate, the rate of return from publically traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

For the year ended December 31, 2011, the Company performed the impairment test prescribed by ASC 350 for its LED signage and lighting strips segment and recorded a goodwill impairment charge totaling $407,369. For the year ended December 31, 2011, the Company performed the impairment test prescribed by ASC 350 for its LED replacement lamps segment and determined that the estimated fair value of the reporting unit exceeded its carrying amount and a 10% decrease in fair value for the reporting unit would not have resulted in failure of Step 1 test described above.

For the year ended December 31, 2010, the Company completed its annual impairment test for the goodwill associated with the acquisition of Lumificient in 2008. The Company determined that the estimated fair value of the reporting units exceeded their carrying amount and a 10% decrease in fair value for the reporting units would not have resulted in failure of the Step 1 test described above.

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

Long-lived assets – In accordance with FASB ASC 360, “Property, Plant, and Equipment”, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets will be written down to the estimated fair value.

As the carrying amount of the LED signage and lighting strips segment exceeded its fair value in Step 1 of the goodwill impairment test described above, the Company evaluated the recoverability of the segment’s long-lived assets as of December 31, 2011. The Company determined that there was no impairment of long-lived assets as of December 31, 2011.

Shipping and handling costs – Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development – Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $205,000 and $298,000 for the years ended December 31, 2011 and 2010, respectively.

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

The Company applies the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (“ASC 740-10”). The Company has not recognized a liability under ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

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

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At December 31, 2011 and 2010, the Company had 4,071,661 and 7,649,345, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at December 31, 2011 and 2010 because to do so would have been anti-dilutive.

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

	Years Ended December 31,
	2011	2010
Expected volatility	0% - 84.7%	65.9% - 88.1%
Weighted-average volatility	81.0%	82.6%
Risk-free interest rate	0.4% - 2.2%	0.7% - 2.6%
Expected dividend yield	- %	- %
Expected life in years	3.5 - 8.6	3.5 - 8.6

Under ASC 718, stock-based compensation expense recognized in the accompanying statements of operations for the years ended December 31, 2011 and 2010 was $301,037 and $318,108, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2011 and 2010 to increase by $0.02.

Business Segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. As a result of the sale of the Company’s Legacy Commercial and Pool Lighting Businesses in October of 2010, the Company reorganized its reporting structure into two reportable segments: LED replacement lamps and LED signage and lighting strips.

Major customers – Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011. No customer represented more than 10% of the Company’s revenue for the year ended December 31, 2010.

Major suppliers – The Company made purchases from three major suppliers each representing approximately 17% of total net purchases for the year ended December 31, 2011, compared to purchases from two major suppliers representing approximately 26% and 18% of total net purchases for the year ending December 31, 2010.

Recent accounting pronouncements – In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Subject to the terms of the Purchase Agreement and a secured promissory note, approximately $1.3 million was to be paid to the Company over the seven month period ending May 28, 2011 as the Buyer sold the purchased inventory, with 50% of the agreed upon value of the inventory being paid no later than February 28, 2011 and the balance being paid no later than May 28, 2011. As of March 4, 2011, the $1.3 million balance of the purchase price was paid in full. In addition, the Buyer assumed certain liabilities related to the Legacy Commercial and Pool Lighting Businesses.

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

The Company has made customary representations, warranties and covenants in the Purchase Agreement. Both the Company and the Buyer have agreed to indemnify the other party against certain losses, subject to certain limitations. In addition, subject to the terms of the Purchase Agreement, the Company has agreed to a non-competition covenant for a period of two years after closing, except with respect to the Company’s Array business or the business of Lumificient Corporation (as such businesses were being conducted prior to the closing and as such businesses develop after closing). Simultaneously with the closing of the Asset Sale, the Company and the Buyer also entered into a sublease for a portion of the space leased by the Company at its Orlando, Florida facility for a period of no less than six months and no greater than nine months. During 2011, the sublease agreement was extended through March 2012.

The components of discontinued operations for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Revenue	$11,155	$6,517,852

Income (loss) from operations	$7,491	$(1,031,888)
(Loss) gain on sale of divisions	(51,647)	16,866
Loss on write-down of assets not sold	—	(631,172)

Discontinued operations	$(44,156)	$(1,646,194)

The gain on sale of divisions for the year ended December 31, 2010 includes $77,342 of transaction and legal costs related to the Asset Sale.

Assets and liabilities sold pursuant to the Asset Sale are as follows:

Assets
Trade accounts receivables, net	$595,792
Inventories, net	1,342,969
Other assets	34,773

Total current assets	1,973,534
Property and equipment, net	404,221
Intangible assets, net	326,726

Total assets	$2,704,481

Liabilities
Accounts payable and accrued liabilities	$462,856

Total liabilities	$462,856

3. INVENTORIES:

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials	$1,708,642	$2,186,639
Finished goods	2,163,820	1,627,684

	3,872,462	3,814,323
Less reserve for obsolescence	(895,415)	(270,797)

Net inventories	$2,977,047	$3,543,526

4. OTHER INTANGIBLE ASSETS:

At December 31, 2011, the Company had the following intangible assets subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,286,437	$(197,803)	$1,088,634
Trademarks	908,998	(192,461)	716,537
Customer relationships	1,010,000	(370,333)	639,667
Non-compete agreement	60,000	(55,000)	5,000
Product certification and licensing costs	158,024	(63,893)	94,131

	$3,423,459	$(879,490)	$2,543,969

At December 31, 2010, the Company had the following intangible assets subject to amortization:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,233,701	$(128,771)	$1,104,930
Trademarks	907,998	(139,148)	768,850
Customer relationships	1,010,000	(269,333)	740,667
Non-compete agreement	60,000	(40,000)	20,000
Product certification and licensing costs	130,956	(15,393)	115,563

	$3,342,655	$(592,645)	$2,750,010

Patents and trademarks are amortized using the straight-line method over their useful lives of 17 years. Amortization expense on patents and trademarks was $122,798 and $118,394 for the years ended December 31, 2011 and 2010, respectively. Customer relationships are amortized using the straight-line method over their useful lives of 10 years. Amortization expense on customer relationships was $101,000 for both the years ended December 31, 2011 and 2010. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications), Energy Star certifications and non-compete agreements. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with FASB ASC 350 “Intangibles – Goodwill and Other”. Amortization expense on other intangible assets was $64,040 and $30,393 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, amortization expense on intangible assets for the next five years and thereafter is as follows, excluding $209,838 invested in patents which is not yet being amortized as the patent is not complete:

	2012	2013	2014	2015	2016	Thereafter	Totals
Patents	$70,902	$70,902	$70,902	$70,902	$70,902	$524,286	$878,796
Trademarks	53,471	53,471	53,471	53,471	53,471	449,182	716,537
Customer relationships	101,000	101,000	101,000	101,000	101,000	134,667	639,667
Non-compete agreement	5,000	—	—	—	—	—	5,000
Product certification and licensing costs	52,674	37,281	4,176	—	—	—	94,131

Total	$283,047	$262,654	$229,549	$225,373	$225,373	$ 1,108,135	$ 2,334,131

5.  GOODWILL:

The changes in the carrying amount of goodwill for the year ended December 31, 2011 are as follows:

	LED Replacement Lamps	LED Signage and Lighting Strips	Total
Balance, January 1, 2011	$1,988,920	$407,369	$2,396,289
Impairment expense	—	(407,369)	(407,369)

Balance, December 31, 2011	$1,988,920	$—	$1,988,920

As a result of lowering the projected revenue growth and cashflows for the LED signage and lighting strips segment, the Company performed the impairment test prescribed by ASC 350 and recorded a goodwill impairment charge totaling $407,369 for the year ended December 31, 2011.

There were no changes in the carrying amount of goodwill for the year ended December 31, 2010.

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

In the first quarter of 2010, the Company repaid the principal and $262,356 of accrued interest outstanding on the Notes in full. Pursuant to the Note and Warrant Purchase Agreement, the Company issued 196,766 Additional Warrants on February 25, 2010. The Additional Warrants are immediately exercisable at an exercise price of $6.43 per share and expire three years after the date of issuance. As of December 31, 2010, the Company expensed $113,954 of unamortized debt issuance costs and $327,787 of unamortized discount, resulting in a loss on early extinguishment of debt of $441,741.

The holders of the Notes included certain directors or entities affiliated with them. Patrick Doherty, one of the Company’s former directors, is president of Mariner Private Equity, LLC. The Company owed entities affiliated with Mariner Private Equity, LLC, $1,500,000 in principal and $103,562 in accrued interest. Mr. Doherty resigned from the board during 2011. The Company owed Michael Brown, one of the Company’s directors, $100,000 in principal and $6,904 in accrued interest.

8.  PREFERRED STOCK AND WARRANTS:

At December 31, 2011, the Company is authorized to issue 5,000,000 shares of Preferred Stock, of which 3,000 shares have been designated as Series A Preferred Stock.

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

The Company issued 1,513.44 units of Preferred Stock and warrants (“Preferred Stock Units”) at a stated value of $5,000 per unit for an aggregate consideration of $7,567,230. Each unit consisted of one share of Series A convertible Preferred Stock and warrants to purchase 750 shares of common stock (totaling 1,135,083 common shares under warrants) at an exercise price of $6.40 per share expiring three years from the date of issuance. During 2011, the warrants to purchase 1,135,083 common shares expired unexercised. An additional 57.71 units were issued to the placement agent, consisting of 57.71 shares of Preferred Stock and warrants to purchase 43,282 shares of common stock, at an exercise price of $6.40 per share. During 2011, the warrants to purchase 43,282 common shares expired unexercised. As the Preferred Stock was not redeemed prior to one year after the closing date of the transaction, warrants to purchase 750 additional shares of the Company’s common stock per unit were issued. In total, the holders of Preferred Stock were issued warrants to purchase a total of 1,500 shares of common stock for each Preferred Stock Unit (collectively, the “Preferred Warrants”), for a total of 2,356,732 common shares under warrants.

Preferred Stock Units Issued for Cash—The Company issued 794.92 Preferred Stock Units for cash consideration of $3,974,600. The Company calculated an effective conversion rate which gives effect to the allocation of proceeds from the transactions to the warrants on a relative fair value basis. The Company allocated the proceeds based on the relative fair values of the Preferred Stock and the Preferred Warrants. Using a simulation model of discounted cash flows, the relative fair value of the Preferred Warrants was estimated to be $1,806,837 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $2,167,763, of which $1,806,838 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments.

Preferred Stock Units Exchanged for Promissory Notes—In exchange for the cancellation of $3,500,000 in principal amount of secured promissory notes and $92,630 of accrued interest relating to the promissory notes, the Company issued 718.53 Preferred Stock Units. The fair value of the Preferred Stock Units was determined using a simulation model of discounted cash flows and was estimated to be $5,000 per unit, for a total gross fair value of $3,592,630 on the date of issue. The Company estimated the fair value of the Preferred Warrants to total $1,633,195. The gross fair value of the Preferred Stock totaled $1,959,435, of which $1,633,195 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

Preferred Stock Units Issued to the Placement Agent—The Company issued 57.71 Preferred Stock Units to the placement agent in exchange for services received. The Company estimated the fair value of the services received to be $288,546, based on the agreement with the placement agent. Using a simulation model of discounted cash flows, the fair value of the Preferred Warrants was estimated to be $131,172 on the date of issue, which is recorded in additional paid-in capital. The total allocated to the Preferred Stock was $157,374, of which $131,172 was allocated to the beneficial conversion feature and is recorded in additional paid-in capital.

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

The Exchange was effected simultaneously with the closing of the Follow-on Offering. Preferred Shareholders holding an aggregate of 1,091.15 shares of Preferred Stock elected to receive common stock in the Exchange (“Option 1 Exchange”). The number of shares of common stock delivered in the Exchange, amounting to 1,731,994, was determined by dividing $5,455,750 (which represented the stated value of the Preferred Stock being exchanged for common stock) by the greater of (i) $3.15 or (ii) the $3.00 per share public offering price in the Follow-on Offering. The Preferred Shareholders holding the remaining 480 shares of Preferred Stock, which had a stated value of $2,400,000, were Michael Brown, one of the Company’s directors, and entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, one of the Company’s former directors, is president. In the Exchange, these Preferred Shareholders received convertible promissory notes (the “Exchange Notes”) with an aggregate principal amount of $2,400,000 and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) (“Option 2 Exchange”). The Exchange Notes bear interest at 1% per annum, mature three years from the date of issuance and are convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There are no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

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

The final value allocated to the Exchange Notes of $2,150,448 is less than the face value of $2,472,000 on the issuance date. This original issue discount of $321,552 is being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $107,266 during the year ended December 31, 2011.

9.  CAPITAL STOCK:

Common stock – At December 31, 2011, the Company has reserved Common Stock for issuance in relation to the following:

Employee Stock Options	737,020
Shares Subject to Warrants	2,884,360

Stock warrants – The Company has 2,884,360 warrants outstanding in connection with the transactions described below and in Notes 6, 7 and 8.

The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of Common Stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

On December 7, 2006, the Company closed the private offering to a limited number of accredited investors of approximately 40,360 units at a price of $223 per unit, resulting in gross cash subscriptions of approximately $9 million, and net proceeds to the Company of approximately $8,350,000 (the “Private Placement”). Each unit consisted of 100 shares of common stock, a warrant to purchase 60 shares of common stock exercisable at $2.23 per share, expiring five years from the date of issuance (the “Base Warrants”) and a second warrant to purchase 15 shares of common stock exercisable at $3.00 per share, expiring five years from the date of issuance (the “Additional Warrants”). The securities were sold solely to accredited investors in a private placement offering exempt from registration under the Securities Act of 1933, as amended. During the year ended December 31, 2008, all the outstanding Additional Warrants were exercised. During the years ended December 31, 2011 and 2010, 347,422 and 0, respectively, shares under the Base Warrants were exercised. During 2011, the Base Warrants to purchase the remaining 1,726,942 common shares expired unexercised.

In connection with the Private Placement, the placement agent was paid $630,000 in cash and received a warrant (the “Placement Agent Warrant”) to purchase 322,870 shares of the Company’s Common Stock equal to 8% of the quotient obtained by dividing (a) the aggregate gross proceeds received by the Company from the sale of units in the Private Placement, by (b) the exercise price of the Base Warrants issued to purchasers in the Private Placement. The Placement Agent Warrant has the same terms and conditions as the Base Warrants issued to purchasers in the Private Placement. During the year ended December 31, 2009, the Placement Agent exercised 150,000 shares under the Placement Agent Warrant. During 2011, the Placement Agent Warrant to purchase the remaining 172,870 common shares expired unexercised.

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

On June 26, 2008, the Company entered into a Note and Warrant Purchase Agreement (the “2008 Note Purchase Agreement”), with a limited number of stockholders, all of which were accredited investors. Pursuant to the 2008 Note Purchase Agreement, the Company sold an aggregate of $3,500,000 in principal amount of secured promissory notes (the “2008 Notes”) and 218,750 warrants (the “2008 Promissory Note Warrants”) to purchase shares of the Company’s common stock. On November 12, 2008, the 2008 Notes were exchanged for preferred stock and warrants (Note 8). The 2008 Promissory Note Warrants have an exercise price of $6.40 per share and expire three years after the date of issuance. During 2011, the 2008 Promissory Note Warrants to purchase 218,750 common shares expired unexercised.

The total number of shares under warrants to purchase common stock as of December 31, 2011 is listed in the table below:

Associated Transaction	Number of Warrants
Kingstone Warrants	289,187
2008 Preferred Stock Warrants	1,135,084
2008 Preferred Stock Agent Warrants	43,283
2009 Promissory Notes Warrants	481,766
2009 Convertible Promissory Notes Warrants	935,040

Total Shares Subject to Warrants	2,884,360

10.  STOCK OPTION PLANS:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s Common Stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2011, options to purchase 15,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s Common Stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. As of December 31, 2011, 638,557 shares of common stock were vested and exercisable under the 2003 Plan.

The average fair value of options granted at market during 2011 and 2010 was $2.24 and $2.38 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $0 and $2,300, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2011 was $0. At December 31, 2011, there were 737,020 options outstanding under both plans.

The following table summarizes activity of the stock option plans for the years ended December 31, 2011 and 2010:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2010	164,536	587,437	$5.06
Increase in options under the 2003 Plan	350,000	—	—
Options granted at market	(299,100)	299,100	3.24
Options exercised	—	(5,000)	2.98
Options forfeited or expired	208,182	(211,182)	3.98

Balance, December 31, 2010	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options exercised	—	—	—
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26

Of the 737,020 options outstanding at December 31, 2011, 653,557 are vested and exercisable. At December 31, 2011, the weighted average exercise price of vested options outstanding was $4.45, the weighted average remaining contractual term (in years) was 5.6, and the aggregate intrinsic value was $0.

A summary of the non-vested shares as of December 31, 2011 and changes during the year ending December 31, 2011 is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2011	90,037	$2.65
Granted	224,250	2.24
Vested	(103,619)	2.44
Forfeited	(127,205)	2.34

Non-vested at December 31, 2011	83,463	$2.28

As of December 31, 2011, the total future compensation cost related to non-vested awards is estimated to be approximately $48,000, $1,000 and $1,000 for the years ending December 31, 2012, 2013, and 2014 respectively.

The total fair value of shares vested during the years ended December 31, 2011 and 2010 was approximately $253,000 and $413,000, respectively.

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. The grant date weighted average fair value of performance options granted during 2011 and 2010 was $2.49 and $2.44, respectively. As of December 31, 2011, there was no unrecognized compensation cost related to non-vested performance options. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2011 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2011 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	128,210	$4.16	7.09	$60,000
Granted	160,000	3.39
Options exercised	—	—
Forfeited or expired	(155,950)	3.39

Outstanding at December 31, 2010	132,260	$4.14	6.18	$—
Granted	130,000	2.15
Options exercised	—	—
Forfeited or expired	(101,020)	2.15

Outstanding at December 31, 2011	161,240	$3.79	6.74	$—

Exercisable at December 31, 2011	132,260	$4.14	6.18	$—

A summary of the non-vested shares that vested, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2011 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2011	4,050	$1.72
Granted	130,000	2.49
Vested	(4,050)	1.72
Forfeited	(101,020)	2.46

Non-vested at December 31, 2011	28,980	$2.57

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

On October 28, 2010, the Company sold to Next Step Products, LLC (“Next Step”) substantially all of the assets of the Legacy Commercial and Pool Lighting Businesses, which were operated from the Orlando facility. In addition, the Company entered into a sublease agreement to sublet a portion of the facility to Next Step for six to nine months from the date of the sale. During 2011, the sublease agreement was extended through March 2012. The Company will continue to use the remainder of the Orlando facility for certain administrative functions through the end of the lease.

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

During the years ended December 31, 2011 and 2010, the Company entered into operating lease agreements for computers and other office equipment. The lease terms range from three to five years and consist of monthly payments ranging from $34 to $1,098.

The following schedule shows the total rent expense for operating leases:

	Year Ended December 31,
	2011	2010
Rent expense	$479,533	$282,454
Less sublease rentals	(141,663)	(24,753)

Total rent expense	$337,870	$257,701

The future minimum payment obligations as of December 31, 2011 under the operating leases described above are as follows:

2012	$259,393
2013	26,831
2014	7,597
2015	—
2016	—

Total future payment obligations	$293,821

Future payment obligations have not been reduced by minimum sublease rentals of $35,415 due in 2012.

12. CONCENTRATION OF CREDIT RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011. Sales to this customer are affected by the customer’s resale of these products to the consumer. While the Company does not provide specific information on consumer demand due to confidentiality and other obligations, sales of the Company’s products to the consumer have been slower than anticipated. In partnership with this customer, the Company is exploring additional opportunities to increase retail sales and in-store inventory turns. These opportunities may include utility rebate programs, price concessions, sales initiatives, marketing programs, advertising campaigns, training sessions and point-of-sale educational materials. At December 31, 2011, the Company had trade accounts receivables due from this customer totaling $40,314.

A portion of the Company’s LEDs and LED lighting products and systems are manufactured by select contract manufacturers. While the Company believes alternative manufacturers for the production of these products are available, the Company has selected these particular manufacturers based on their ability to consistently produce these products per the Company’s specifications ensuring the best quality product at the most cost effective price.

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

On October 11, 2011, the Company was informed that one of its contract manufacturers in China had ceased operations. The contract manufacturer originally produced certain components for the Company’s PAR38 lamp and had recently started manufacturing the Company’s new PAR20 and PAR30 lamps, among other products. As a result of the closure, the Company expensed $85,137 of net equipment, $5,947 of product certifications and $20,042 of working capital related to the contract manufacturer in the year ended December 31, 2011. The Company has filed an insurance claim relating to these assets, however, the Company is unlikely to recover any amount from this insurance claim. The delay in shifting production to another manufacturer did not have a material adverse affect on the Company’s business.

13.  INCOME TAXES:

As of December 31, 2011, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $33,902,000 and $17,663,000, respectively, which expire between 2011 and 2031. As of December 31, 2010, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $29,923,000 and $17,547,000, respectively. Generally, these can be carried forward and applied against future taxable income. However, as a result of stock offerings and stock issued in connection with acquisitions, the Company’s use of these NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not evaluated the implications of Section 382 on its ability to utilize some or all of its NOLs.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Accounts receivable	$44,000	$13,000
Inventories	305,000	106,000
Accrued expenses	58,000	104,000
Depreciation	(74,000)	(109,000)
Intangible assets	44,000	44,000
Stock warrants	687,000	579,000
Other	—	1,000
Net operating loss carry forwards	12,044,000	10,687,000

	13,108,000	11,425,000
Valuation allowance	(13,108,000)	(11,425,000)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $13,108,000 at December 31, 2011, an increase of approximately $1,683,000 over December 31, 2010.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2011, and 2010:

	December 31,
	2011		2010
	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(1,859,000)	(34.0)	$(2,724,000)	(34.0)
Deferred state tax benefit	(21,000)	(0.4)	(30,000)	(0.4)
Change in valuation allowance	1,682,000	30.8	2,744,000	34.2
Goodwill impairment	135,000	2.4	—	0.0
Adjustment to net operating loss carryforwards	53,000	1.0	(5,000)	(0.0)
Non-deductible expenses	10,000	0.2	15,000	0.2

Income tax expense	$—	—	$—	—

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

Financial information relating to the reportable operating segments for the years ended December 31, 2011 and 2010 is presented below:

	Year Ended December 31,
	2011	2010
Revenues from external customers:
LED replacement lamps	$4,938,762	$1,807,744
LED signage and lighting strips	4,049,086	3,614,699

Total revenues from external customers	$8,987,848	$5,422,443

Segment loss:
LED replacement lamps	$(952,112)	$(1,618,073)
LED signage and lighting strips	(470,295)	(249,699)

Segment loss	(1,422,407)	(1,867,772)
Unallocated amounts:
Corporate expenses	(3,876,418)	(3,810,281)
Interest income	569	1,657
Debt extinguishment costs	—	(441,741)
Interest expense	(126,658)	(247,139)

Loss from continuing operations	$(5,424,914)	$(6,365,276)

Depreciation and amortization:
LED replacement lamps	$275,881	$237,482
LED signage and lighting strips	252,408	249,147

Segment depreciation and amortization	528,289	486,629
Corporate depreciation and amortization	225,903	207,743
Depreciation and amortization associated with discontinued operations	—	133,774

Total depreciation and amortization	$754,192	$828,146

Segment assets:
LED replacement lamps	$5,690,478	$6,382,457
LED signage and lighting strips	5,008,561	3,815,025

Total segment assets	10,699,039	10,197,482
Elimination of intercompany receivable	(1,751,943)	(331,983)
Other corporate assets	3,000,912	7,154,710

Total assets	$11,948,008	$17,020,209

Expenditures for segment assets:
LED replacement lamps	$296,898	$414,191
LED signage and lighting strips	52,205	31,324

Total expenditures for segment assets	349,103	445,515
Corporate expenditures for assets	14,171	147,351
Expenditures for segment assets associated with discontinued operations	—	31,922

Total expenditures for assets	$363,274	$624,788

Net revenues by geographic location, based on location of customers, were as follows:

	December 31,
	2011	2010
United States	$8,022,432	$4,386,808
Canada	599,868	597,355
Other	365,548	438,280

Total	$8,987,848	$5,422,443

Net long-lived assets by geographic locations were as follows:

	December 31,
	2011	2010
United States	$2,826,512	$3,326,208
Mexico	202,735	316,964
Canada	141,771	98,405
Other	115,928	89,918

Total	$3,286,946	$3,831,495

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

17. SUBSEQUENT EVENTS:

On February 28, 2012, the Company and the holders of the Exchange Notes amended the Exchange Notes. As of the amendment date, the Exchange Notes bear interest at 10% per annum and mature on June 30, 2013. Interest on the outstanding principal amount of the Exchange Notes will be due and payable on the maturity date. The Exchange Notes remain convertible into 450,281 shares of common stock at a fixed conversion price of $5.33.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company has not yet been served in this matter and is evaluating Phillips’ claims. The Company intends to vigorously defend its intellectual property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

Date: March 28, 2012	By:	/s/ Michael Bauer

Michael Bauer, President,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael Bauer
Michael Bauer – President	March 28, 2012
Chief Executive Officer / Director
(Principal Executive Officer)

/s/ Gary R. Langford	March 28, 2012
Gary R. Langford – Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Michael J. Brown	March 28, 2012
Michael J. Brown – Director

/s/ Edgar Protiva	March 28, 2012
Edgar Protiva – Director

/s/ Chris Richardson	March 28, 2012
Chris Richardson – Director

/s/ William Yager	March 28, 2012
William Yager – Director