Form 10-Q
period 2012-03-31
Nexxus Lighting, Inc.
filed 2012-05-15
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of Common Stock, $.001 par value, outstanding on May 8, 2012: 16,452,738

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,915,404	$3,014,656
Trade accounts receivable, less allowance for doubtful accounts of $33,232 and $52,912	525,432	564,474
Inventories, less reserve of $1,138,025 and $895,415	2,482,619	2,977,047
Prepaid expenses	86,471	65,749
Other assets	862	26,359

Total current assets	5,010,788	6,648,285

Property and equipment	1,672,699	3,279,121
Accumulated depreciation and amortization	(1,047,147)	(2,536,144)

Net property and equipment	625,552	742,977

Goodwill	1,988,920	1,988,920
Other intangible assets, less accumulated amortization of $952,915 and $879,490	2,501,183	2,543,969
Other assets, net	22,315	23,857

	$10,148,758	$11,948,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,037,889	$1,070,916
Related party payable	17,961	18,151
Accrued compensation and benefits	160,774	206,803
Current portion of deferred rent	4,917	25,882
Other current liabilities	74	74

Total current liabilities	1,221,615	1,321,826

Convertible promissory notes to related parties, net of debt discount	2,336,079	2,314,854
Accrued interest	24,000	—

Total liabilities	3,581,694	3,636,680

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 30,000,000 shares authorized, 16,452,738 issued and outstanding	16,453	16,453
Additional paid-in capital	50,033,601	50,007,362
Accumulated deficit	(43,482,990)	(41,712,487)

Total stockholders’ equity	6,567,064	8,311,328

	$10,148,758	$11,948,008

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue	$1,148,247	$1,553,594
Cost of sales	1,187,713	1,064,437

Gross (loss) profit	(39,466)	489,157

Operating expenses:
Selling, general and administrative	1,487,720	1,602,359
Research and development	197,172	194,063

Total operating expenses	1,684,892	1,796,422

Operating loss	(1,724,358)	(1,307,265)

Non-operating income (expense):
Interest expense	(46,884)	(27,537)
Other income	56	240

Total non-operating expense, net	(46,828)	(27,297)

Loss from continuing operations	$(1,771,186)	$(1,334,562)

Discontinued operations:
Income from discontinued operations	683	5,385

Net loss	$(1,770,503)	$(1,329,177)

Basic and diluted loss per common share:
Continuing operations	$(0.11)	$(0.08)

Discontinued operations	$0.00	$0.00

Net loss	$(0.11)	$(0.08)

Basic and diluted weighted average shares outstanding	16,452,738	16,270,719

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	16,452,738	$16,453	$50,007,362	$(41,712,487)	$8,311,328
Stock-based compensation	—	—	26,239	—	26,239
Net loss	—	—	—	(1,770,503)	(1,770,503)

Balance, March 31, 2012	16,452,738	$16,453	$50,033,601	$(43,482,990)	6,567,064

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,770,503)	$(1,329,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,278	113,502
Amortization of intangibles	73,425	70,025
Amortization of debt discount and debt issuance costs	22,767	27,461
Amortization of deferred rent	(20,965)	(18,213)
Stock-based compensation	26,239	72,989
Loss on disposal of property and equipment	6,062	7,323
Loss on sale of businesses	—	648
Increase in inventory reserve	242,610	35,450
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	39,042	(23,689)
Inventories	251,818	(1,036,262)
Prepaid expenses	(20,722)	(50,374)
Other assets	25,497	4,863
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	(33,217)	1,048,788
Accrued compensation and benefits	(46,029)	(35,739)
Other liabilities	24,000	(3,379)

Total adjustments	713,805	213,393

Net cash used in operating activities	(1,056,698)	(1,115,784)

Cash Flows from Investing Activities:
Proceeds from the sale of businesses, net of transaction costs	—	1,110,334
Purchase of property and equipment	(19,600)	(78,180)
Patent and trademark costs	(30,639)	(40,663)
Proceeds from the sale of property and equipment	7,685	—

Net cash (used in) provided by investing activities	(42,554)	991,491

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	—	300,000

Net cash provided by financing activities	—	300,000

Net (decrease) increase in Cash and Cash Equivalents	(1,099,252)	175,707

Cash and Cash Equivalents, beginning of period	3,014,656	5,308,900

Cash and Cash Equivalents, end of period	$1,915,404	$5,484,607

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

The Company has experienced continued net losses and faces significant challenges in order to reach profitability, particularly in light of the current challenging economic environment. The Company expects continuing losses in 2012, further eroding its cash position. In the event that the Company is unable to successfully manage its costs and expenses and raise additional capital through debt or equity financing or the liquidation or divestiture of assets or businesses, these conditions could significantly impair its ability to fund future operations. On April 30, 2012, the Company announced that it is exploring strategic alternatives available to it, including a possible sale of the Company. However, the Company can make no assurances and there is uncertainty regarding its ability to conclude transactions necessary for the Company to maintain liquidity sufficient to operate the business effectively over at least the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. Accordingly, the Company has identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $1,719,000 at March 31, 2012 and $2,674,000 at December 31, 2011, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

As of March 31, 2012, events and circumstances had occurred which indicated that the long-lived assets of the Company might be impaired, therefore, the Company assessed the recoverability of its long-lived assets. The Company determined that there was no impairment of long-lived assets as of March 31, 2012.

The Company is currently exploring strategic alternatives available to it, including a possible sale of the Company. It is reasonably possible that the Company will be required to test its long-lived assets for recoverability in the near future and its estimate of undiscounted cash flows may change, which could result in the need to write-down its long-lived assets to fair value.

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

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2012 and 2011, the Company had 4,067,410 and 7,289,340, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at March 31, 2012 and 2011 because to do so would have been anti-dilutive.

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

	Three Months Ended March 31,
	2012	2011
Expected volatility	81.1%	72.0%
Weighted-average volatility	81.1%	72.0%
Risk-free interest rate	0.4%	1.3%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.5 – 8.6

Under ASC 718, stock-based compensation expense recognized in the accompanying unaudited statements of operations for the three months ended March 31, 2012 and 2011 was $26,239 and $72,989, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended March 31, 2012 and 2011 to increase by $0.00.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips.

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

On October 28, 2010, the Company signed an Asset Purchase Agreement (the “Purchase Agreement”) with Next Step Products, LLC. Pursuant to the Purchase Agreement, the Company sold substantially all of the assets of its Legacy Commercial and Pool Lighting Businesses. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

The components of discontinued operations for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Revenue	$683	$6,423

Income from operations	$683	$6,033
Loss on sale of divisions	—	(648)

Discontinued operations	$683	$5,385

3.	Inventories:

Inventories consist of the following:

	(Unaudited)
	March 31,	December 31,
	2012	2011
Raw materials	$1,571,258	$1,708,642
Finished goods	2,049,386	2,163,820

	3,620,644	3,872,462
Less: Reserve for obsolescence	(1,138,025)	(895,415)

Net inventories	$2,482,619	$2,977,047

4.	Other Intangible Assets:

At March 31, 2012, the Company had the following intangible assets subject to amortization:

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,317,076	$(215,693)	$1,101,383
Trademarks	908,998	(205,829)	703,169
Customer relationships	1,010,000	(395,583)	614,417
Non-compete agreement	60,000	(58,750)	1,250
Product certification and licensing costs	158,024	(77,060)	80,964

	$3,454,098	$(952,915)	$2,501,183

At December 31, 2011, the Company had the following intangible assets subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,286,437	$(197,803)	$1,088,634
Trademarks	908,998	(192,461)	716,537
Customer relationships	1,010,000	(370,333)	639,667
Non-compete agreement	60,000	(55,000)	5,000
Product certification and licensing costs	158,024	(63,893)	94,131

	$3,423,459	$(879,490)	$2,543,969

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2012	$211,008
2013	264,079
2014	230,974
2015	226,798
2016	226,798
Thereafter	1,125,283

$2,284,940

At March 31, 2012, the Company had $216,243 of patent applications and pending patents. Estimated annual amortization for these patent applications and pending patents is not included in the table above.

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

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2012.

6.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The

Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2012, options to purchase 15,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2012, options to purchase 669,704 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2012:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2011	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26
Options granted at market	(2,500)	2,500	0.89
Options forfeited or expired	6,751	(6,751)	3.75

Balance, March 31, 2012	358,204	732,769	$4.26

The weighted average fair value of options granted at market during the three months ended March 31, 2012 and 2011 was $0.49 and $2.03 per option, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2012 and 2011 was $0 and $80,802, respectively.

7.	Convertible Promissory Notes and Warrants:

On December 21, 2009, the Company issued $2,400,000 in principal of convertible promissory notes (the “Exchange Notes”) and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) in exchange for 480 shares of outstanding Series A Preferred Stock (the “Exchange”). The Preferred Shareholders holding the 480 shares of Preferred Stock, which had a stated value of $2,400,000, were Michael Brown, a former director of the Company and entities affiliated with Mariner Private Equity, LLC, of which Patrick Doherty, a former director of the Company, is president. The Exchange Notes bore interest at 1% per annum, matured three years from the date of issuance and were convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants had an exercise price of $5.08 and expired three years from issuance. There were no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the three months ended March 31, 2012, the Company recorded amortization charges of $27,225.

8.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips. The Array® product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three months ended March 31, 2012 and 2011 is presented below:

	Three Months Ended March 31,
	2012	2011
Revenues from external customers:
LED replacement lamps	$290,146	$379,053
LED signage and lighting strips	858,101	1,174,541

Total revenues from external customers	$1,148,247	$1,553,594

Segment income (loss):
LED replacement lamps	$(622,032)	$(302,628)
LED signage and lighting strips	(94,684)	86,204

Segment loss	(716,716)	(216,424)
Unallocated amounts:
Corporate expenses	(1,007,642)	(1,090,917)
Interest income	56	240
Interest expense	(46,884)	(27,461)

Loss from continuing operations	$(1,771,186)	$(1,334,562)

Depreciation and amortization:
LED replacement lamps	$54,874	$64,932
LED signage and lighting strips	62,463	62,645

Segment depreciation and amortization	117,337	127,577
Corporate depreciation and amortization	79,366	55,950

Total depreciation and amortization	$196,703	$183,527

9.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating Phillips’ claims. The Company intends to vigorously defend its intellectual property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary Lumificient Corporation (“Lumificient”).

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements due to, among other factors, our history of losses and anticipated future losses, including the risk that any reorganization of our company, operations and/or product offerings, may cause us to incur greater losses and create disruptions in our business, the risk that we may be unable to obtain sufficient capital to continue operations, the risk that we may not be able to maintain adequate liquidity or remain viable if we are unable to successfully manage our costs and expenses and raise capital through the liquidation or divestiture of our assets or businesses or debt or equity financing, the risk that demand for our Array® brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately, our dependence on a single customer for a substantial portion of our revenue and the risk that the loss of this key customer or a reduction in sales to this customer could seriously impact our revenue and adversely affect our results of operations and prospects, competition in each of our product areas, including price competition, dependence on suppliers and third-party manufacturers, the success of our sales, marketing and product development efforts, the condition of the international marketplace, general economic and business conditions, the evolving nature of our LED lighting technology, our ability to adequately protect our intellectual property rights, the risk that infringement claims by others may subject us to significant costs even if the claims are invalid, and the risk that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies. Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2011. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. We sell these products under the Array Lighting and Lumificient brand names. With 44 issued patents and 30 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts. In 2011, we expanded our sales of Array replacement lamps to the consumer market channel through a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of the retailer’s stores. In December 2011, we continued augmenting our traditional sales channels with the introduction of a commercial web portal to sell our Array product directly to end users.

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

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips. Throughout this report, we use “Array” to refer to our LED replacement lamps segment and “Lumificient” to refer to our LED signage and lighting strips segment.

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

Three months ended March 31, 2012 vs. 2011

Revenue

	(Unaudited) Quarter Ended March 31,
	2012	2011	Change	%
Array LED lamps	$290,146	$379,053	$(88,907)	-23%
Lumificient	858,101	1,174,541	(316,440)	-27%

Total revenue	$1,148,247	$1,553,594	$(405,347)	-26%

Total revenue for the three months ended March 31, 2012 decreased 26%, or approximately $405,000, to approximately $1,148,000 as compared to approximately $1,554,000 for the three months ended March 31, 2011. Sales of Lumificient products decreased 27% from approximately $1,175,000 in the first quarter of 2011 to approximately $858,000 in the first quarter of 2012. This decrease reflects the deferral of purchases by several large national sign customers in the first quarter of 2012 that should return once the programs are re-initiated, which is expected to be later this year. In addition, Lumificient experienced a growth in sales for non-sign lighting applications in the first quarter of 2011, which was not replicated in the first quarter of 2012.

Sales of Array products decreased 23% from approximately $379,000 in the first quarter of 2011 to approximately $290,000 in the first quarter of 2012. Sales were adversely affected by lower adoption rates of LED lights, competitive price pressures and general economic conditions.

Gross Profit

	(Unaudited) Quarter Ended March 31,
	2012	2011	Change	%
Revenue	$1,148,247	$1,553,594	$(405,347)	-26%
Cost of sales	1,187,713	1,064,437	123,276	12%

Gross (loss) profit	$(39,466)	$489,157	$(528,623)	-108%

Gross margin %	-3%	31%

For the quarter ended March 31, 2012, we reported a negative gross profit of approximately $39,000, or -3% of revenue, as compared to a gross profit of approximately $489,000, or 31% of revenue, for the comparable period of 2011. Direct gross margin, which is revenue less material cost, decreased from 47% in the first quarter of 2011 to 43% in the first quarter of 2012. This decrease primarily reflects sales of surplus inventory at reduced prices and competitive market pressures.

In the first quarter of 2012, distribution costs, which include some light assembly costs, increased to approximately $537,000, or 47% of revenue, as compared to approximately $243,000, or 16% of revenue, in the first quarter of 2011. The increase in distribution costs includes approximately $243,000 more expense for inventory reserves recorded in the first quarter of 2012 compared to the same period in 2011. In response to our sales efforts and tightening market conditions, we established a general inventory reserve in the first quarter of 2012 to provide us with the flexibility to lower our selling price of Array products in certain circumstances.

Operating Loss and Expenses

	(Unaudited) Quarter Ended March 31,
	2012	2011	Change	%
Gross (loss) profit	$(39,466)	$489,157	(528,623)	-108%
Less operating expenses:
Selling, general and administrative	1,487,720	1,602,359	(114,639)	-7%
Research and development	197,172	194,063	3,109	2%

Total operating expenses	1,684,892	1,796,422	(111,530)	-6%

Operating loss	$(1,724,358)	$(1,307,265)	$(417,093)	32%

Selling, general and administrative (SG&A) expenses were approximately $1,488,000 for the quarter ended March 31, 2012 as compared to approximately $1,602,000 for the same period in 2011, a decrease of approximately $115,000, or 7%. SG&A expenses decreased in the first quarter of 2012 due to lower employee compensation costs of approximately $112,000 and lower stock-based compensation expense of approximately $47,000.

Research and development costs were approximately $197,000 during the three months ended March 31, 2012 and were flat as compared to the same period in 2011.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended March 31, 2012 and 2011, respectively.

Net Loss

Net loss for the three months ended March 31, 2012 and 2011 was approximately $1,771,000 and $1,329,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,000 and $5,000 for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted loss per common share was $0.11 and $0.08 for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted loss per common share from continuing operations was $0.11 and $0.08 for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted loss per common share from discontinued operations was $0.00 for the three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of approximately $1,915,000, compared to cash and cash equivalents of approximately $3,015,000 at December 31, 2011. Cash used in the three months ended March 31, 2012 was approximately $1,099,000. Working capital at March 31, 2012 was approximately $3,789,000, a decrease of approximately 29% compared to working capital of approximately $5,326,000 at December 31, 2011. The decline in working capital primarily represents cash used to fund operations in the first three months of 2012.

Net cash used in operating activities decreased approximately $59,000 to approximately $1,057,000 for the three months ended March 31, 2012, as compared to approximately $1,116,000 for the three months ended March 31, 2011. Net loss adjusted for non-cash items for the three months ended March 31, 2012 increased by approximately $277,000, as compared to the same period in 2011. Cash used for accounts payable, accrued liabilities and related party payable increased by $1,082,000 and cash used for inventories decreased by approximately $1,288,000 for the three months ended March 31, 2012 as compared to the same period in 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $43,000 as compared to net cash provided by investing activities of approximately $991,000 in the same period of 2011. Cash provided by investing activities for the three months ended March 31, 2011 is primarily the result of the collection of the approximately $1,111,000 note receivable related to the sale of the Legacy Commercial and Pool Lighting Businesses. Cash used for the purchase of property and equipment decreased by approximately $59,000 for the three months ended March 31, 2012, as compared to the same period in 2011, and cash used for patent and trademark costs in the three months ended March 31, 2012 decreased by approximately $10,000 compared to the same period in 2011.

Net cash provided by financing activities decreased by $300,000 for the three months ended March 31, 2012 as compared to the same period in 2011 due to the decline in proceeds from employee stock options and warrants exercised in the first quarter of 2011.

Nexxus’ liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or remain viable. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, liquidate or divest assets or businesses, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders.

We expect continuing losses in 2012, further eroding our cash position. In the event that we are unable to successfully manage our costs and expenses and raise additional capital through debt or equity financing or the liquidation or divestiture of assets or businesses, these conditions could significantly impair our ability to fund future operations. On April 30, 2012, we announced that we are exploring strategic alternatives available to us, including a possible sale of the company. However, we can make no assurances and there is uncertainty regarding our ability to conclude transactions necessary for us to maintain liquidity sufficient to operate our business effectively over at least the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued. Accordingly, we have identified certain operating measures that can be taken to conserve liquidity if circumstances warrant. These measures could include further reductions in costs and re-timing or eliminating certain capital spending.

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

We may reorganize our company, operations and product offerings which may cause us to incur losses. Our review of operations for additional opportunities to reduce costs may lead to the determination to sell, close, eliminate, rationalize or reduce operations, assets or businesses and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material. In addition, we could experience difficulties, disruptions or delays in the implementation of any such changes and there can be no assurance that we will be able to implement such changes successfully, if at all, or on a timely basis.

Contractual Obligations

As of March 31, 2012, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

As of March 31, 2012, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of March 31, 2012, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating Phillips’ claims. The Company intends to vigorously defend its intellectual property.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Nexxus Lighting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: May 15, 2012
Michael A. Bauer, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: May 15, 2012
Gary R. Langford, Chief Financial Officer
(Principal Financial and Accounting Officer)