Form 10-Q
period 2012-06-30
Nexxus Lighting, Inc.
filed 2012-09-24
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of Common Stock, $.001 par value, outstanding on September 18, 2012: 16,452,738

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,085,509	$3,014,656
Trade accounts receivable, less allowance for doubtful accounts of $55,429 and $52,912	513,073	564,474
Inventories, less reserve of $1,456,585 and $895,415	1,457,352	2,977,047
Prepaid expenses	129,904	65,749
Other assets	8,972	26,359

Total current assets	3,194,810	6,648,285
Property and equipment	509,247	3,279,121
Accumulated depreciation and amortization	(347,024)	(2,536,144)

Net property and equipment	162,223	742,977

Goodwill	—	1,988,920
Other intangible assets, less accumulated amortization of $811,966 and $879,490	1,446,355	2,543,969
Other assets, net	12,365	23,857

	$4,815,753	$11,948,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$902,962	$825,100
Accrued liabilities	395,981	245,816
Related party payable	42,485	18,151
Accrued compensation and benefits	172,783	206,803
Convertible promissory notes to related parties, net of debt discount	2,357,925	—
Accrued interest on convertible promissory notes	84,000	—
Current portion of deferred rent	2,659	25,882
Other current liabilities	491	74

Total current liabilities	3,959,286	1,321,826

Convertible promissory notes to related parties, net of debt discount	—	2,314,854

Total liabilities	3,959,286	3,636,680

Commitments and contingencies

Stockholders’ Equity:
Common stock, $.001 par value, 40,000,000 and 30,000,000 shares authorized, 16,452,738 issued and outstanding	16,453	16,453
Additional paid-in capital	50,051,448	50,007,362
Accumulated deficit	(49,211,434)	(41,712,487)

Total stockholders’ equity	856,467	8,311,328

	$4,815,753	$11,948,008

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$1,053,305	$4,065,716	$2,201,552	$5,619,310
Cost of sales	1,707,123	3,061,309	2,894,836	4,125,746

Gross (loss) profit	(653,818)	1,004,407	(693,284)	1,493,564

Operating expenses:
Selling, general and administrative	1,467,946	1,628,341	2,955,666	3,221,175
Research and development	125,824	214,095	322,996	417,683
Impairment charge	3,397,212	—	3,397,212	—

Total operating expenses	4,990,982	1,842,436	6,675,874	3,638,858

Operating loss	(5,644,800)	(838,029)	(7,369,158)	(2,145,294)

Non-operating income (expense):
Interest expense	(83,678)	(28,085)	(130,562)	(55,622)
Other income	34	164	90	404

Total non-operating expense, net	(83,644)	(27,921)	(130,472)	(55,218)

Loss from continuing operations	$(5,728,444)	$(865,950)	$(7,499,630)	$(2,200,512)

Discontinued operations:
Income (loss) from discontinued operations	—	(1,555)	683	3,830

Net loss	$(5,728,444)	$(867,505)	$(7,498,947)	$(2,196,682)

Basic and diluted loss per common share:
Continuing operations	$(0.35)	$(0.05)	$(0.46)	$(0.13)

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss	$(0.35)	$(0.05)	$(0.46)	$(0.13)

Basic and diluted weighted average shares outstanding	16,452,738	16,444,444	16,452,738	16,301,320

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2011	16,452,738	$16,453	$50,007,362	$(41,712,487)	$8,311,328
Stock-based compensation	—	—	44,086	—	44,086
Net loss	—	—	—	(7,498,947)	(7,498,947)

Balance, June 30, 2012	16,452,738	$16,453	$50,051,448	$(49,211,434)	$856,467

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,498,947)	$(2,196,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	193,450	229,944
Amortization of other intangible assets	144,954	140,777
Amortization of debt discount and debt issuance costs	46,191	55,549
Amortization of deferred rent	(23,223)	(38,852)
Impairment charge	3,397,212	—
Loss on sale of businesses	—	622
Loss on disposal of property and equipment	6,062	7,323
Increase in inventory reserve and inventory write downs	948,366	84,088
Stock-based compensation	44,086	202,815
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	51,401	(2,872,705)
Inventories	571,329	(169,177)
Prepaid expenses	(64,155)	(26,865)
Other assets	25,759	6,978
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	252,361	1,626,410
Accrued compensation and benefits	(34,020)	31,337
Other liabilities	84,417	(3,219)

Total adjustments	5,644,190	(724,975)

Net cash used in operating activities	(1,854,757)	(2,921,657)

Cash Flows from Investing Activities:
Patents and trademark costs	(62,474)	(76,064)
Purchase of property and equipment	(19,601)	(204,860)
Proceeds from the sale of property and equipment	7,685	—
Proceeds from the sale of businesses, net of transaction costs	—	1,110,360

Net cash (used in) provided by investing activities	(74,390)	829,436

Cash Flows from Financing Activities:
Proceeds from exercise of employee stock options and warrants, net	—	324,750

Net cash provided by financing activities	—	324,750

Net decrease in Cash and Cash Equivalents	(1,929,147)	(1,767,471)

Cash and Cash Equivalents, beginning of period	3,014,656	5,308,900

Cash and Cash Equivalents, end of period	$1,085,509	$3,541,429

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Notes	to Consolidated Financial Statements (unaudited)

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

The Company has experienced continued net losses and faces significant challenges in order to reach profitability, particularly in light of the current challenging economic environment. The Company expects continuing losses in 2012, further eroding its cash position. On April 30, 2012, the Company announced that it was exploring strategic alternatives available to it, including a possible sale of the Company. On September 12, 2012, the Company entered into an Investment Agreement with RVL 1 LLC, an affiliate of Aston Capital, LLC (“the Investor”) whereby in consideration of a cash payment of $6 million (the “Investment”), the Company will issue to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (Note 10). Although the Company expects to close the Investment, there can be no assurance that such transaction will be consummated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to consummate the Investment, the Company will not be able to maintain adequate liquidity and its future operations will need to be discontinued.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $950,000 at June 30, 2012 and $2,674,000 at December 31, 2011, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company’s non-financial assets measured at a fair value on a non-recurring basis include goodwill and long-lived assets, which utilize inputs classified as Level 3 in the fair value hierarchy (Notes 4 and 5).

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”) and FASB ASC 360 “Property, Plant, and Equipment” (“ASC 360”).

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill as of the last day of each fiscal year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and the market approach. The fair values calculated under the income approach and market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach which includes an assessment of the risk-free interest rate, the rate of return from publically traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Long-lived assets – In accordance with ASC 360, the Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets will be written down to the estimated fair value.

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

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2012 and 2011, respectively. The Company’s use of NOLs may be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not evaluated the implications of Section 382 on its ability to utilize some or all of its NOLs.

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

Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2012 and 2011, the Company had 3,221,393 and 7,469,825, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at June 30, 2012 and 2011 because to do so would have been anti-dilutive.

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

	Six Months Ended June 30,
	2012	2011
Expected volatility	75.8 – 81.1%	71.9 – 84.7%
Weighted-average volatility	76.0%	81.3%
Risk-free interest rate	0.4 – 0.9%	0.7 – 2.2%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.5 – 8.6

Under ASC 718, stock-based compensation expense recognized in the accompanying unaudited statements of operations for the three months ended June 30, 2012 and 2011 was $17,847 and $129,826, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended June 30, 2012 and 2011 to increase by $0.00 and $0.01, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the six months ended June 30, 2012 and 2011 was $44,086 and $202,815, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the six months ended June 30, 2012 and 2011 to increase by $0.00 and $0.01, respectively.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips.

Recent accounting pronouncements – In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

The components of discontinued operations for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$—	$1,071	$683	$7,494

Income (loss) from operations	$—	$(1,581)	$683	$4,452
Gain (loss) on sale of divisions	—	26	—	(622)

Discontinued operations	$—	$(1,555)	$683	$3,830

3.	Inventories:

Inventories consist of the following:

	(Unaudited) June 30 2012	December 31, 2011
Raw materials	$1,512,247	$1,708,642
Finished goods	1,401,690	2,163,820

	2,913,937	3,872,462
Less: inventory reserve	(1,456,585)	(895,415)

Net inventories	$1,457,352	$2,977,047

As a result of deteriorating market conditions and aggressive pricing by competitors, the Company experienced a decrease in market price for certain products in its LED replacement lamps segment. For the six months ended June 30, 2012, the Company recorded a write down of inventory of $387,196 due to this decrease in market price.

4.	Other Intangible Assets:

At June 30, 2012, the Company had the following intangible assets subject to amortization:

	(Unaudited) June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(95,118)	$172,786
Trademarks	880,000	(215,687)	664,313
Customer relationships	1,010,000	(420,833)	589,167
Non-compete agreement	60,000	(60,000)	—
Product certification and licensing costs	40,417	(20,328)	20,089

	$2,258,321	$(811,966)	$1,446,355

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed the impairment test prescribed by ASC 360 for long-lived assets in the Company’s LED signage and lighting strips segment (which is also one of the Company’s asset groups). The Company determined that there was no impairment of long-lived assets for the LED signage and lighting strips asset group as its undiscounted cash flows were greater than its carrying amount as of June 30, 2012.

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed the impairment test prescribed by ASC 360 for long-lived assets in the Company’s LED replacement lamps segment (which is also one of the Company’s asset groups) and determined that the carrying amount of the asset group was not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. The Company used the discounted cash flow method under the income approach to determine the fair value of the asset group. The impairment amount was determined by allocating the shortfall of fair value as compared to the carrying amount to each long-lived asset in the asset group on a pro rata basis using the relative carrying amount of the assets, except the carrying amount of each asset can not be reduced below its fair value. To determine the fair value of each long-lived asset, the Company used the relief from royalty method for the patents and trademarks and estimated the fair value for the property and equipment and product certifications and licensing costs using a cost approach adjusted for physical, functional and economic obsolescence. For the LED replacement lamps asset group, the Company recorded impairment charges totaling $996,492 for other intangible assets and $393,157 for property and equipment. In addition, the Company recorded an impairment charge of $18,643 for other intangible assets included in its corporate business unit.

At June 30, 2012, the Company recognized the following impairment charges for other intangible assets in the Company’s LED replacement lamps segment and its corporate business unit:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount Prior to Impairment	Impairment Recognized	Net Carrying Amount at June 30, 2012
Patents	$1,073,188	$(138,851)	$934,337	$(934,337)	$—
Trademarks	28,998	(3,509)	25,489	(25,489)	—
Product certification and licensing costs	125,427	(70,118)	55,309	(55,309)	—

	$1,227,613	$(212,478)	$1,015,135	$(1,015,135)	$—

At December 31, 2011, the Company had the following intangible assets subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,286,437	$(197,803)	$1,088,634
Trademarks	908,998	(192,461)	716,537
Customer relationships	1,010,000	(370,333)	639,667
Non-compete agreement	60,000	(55,000)	5,000
Product certification and licensing costs	158,024	(63,893)	94,131

	$3,423,459	$(879,490)	$2,543,969

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2012	$94,727
2013	185,518
2014	179,794
2015	175,980
2016	175,980
Thereafter	634,356

$1,446,355

5.	Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the six months ended June 30, 2012 are as follows:

	LED Replacement Lamps	LED Signage and Lighting Strips	Total
Goodwill	$1,988,920	$407,369	$2,396,289
Accumulated impairment losses	—	—	—

Balance, January 1, 2011	1,988,920	407,369	2,396,289

Impairment loss	—	(407,369)	(407,369)

Goodwill	1,988,920	407,369	2,396,289
Accumulated impairment losses	—	(407,369)	(407,369)

Balance, December 31, 2011	$1,988,920	$—	$1,988,920

Impairment loss	(1,988,920)	—	(1,988,920)

Goodwill	1,988,920	407,369	2,396,289
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, June 30, 2012	$—	$—	$—

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed the impairment test prescribed by ASC 350 for the Company’s LED replacement lamps segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $1,988,920 for the quarter ended June 30, 2012.

As a result of lowering the projected revenue growth and cashflows for the LED signage and lighting strips segment, the Company performed the impairment test prescribed by ASC 350 for the Company’s LED signage and lighting strips segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $407,369 for the year ended December 31, 2011.

Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and the market approach. The fair values calculated under the income approach and market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach which includes an assessment of the risk-free interest rate, the rate of return from publically traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2012, options to purchase 12,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2012, options to purchase 688,651 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the six months ended June 30, 2012:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2011	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26
Options granted at market	(51,500)	51,500	0.53
Options forfeited or expired	24,584	(27,584)	4.20

Balance, June 30, 2012	327,037	760,936	$4.01

The weighted average fair value of options granted at market during the six months ended June 30, 2012 and 2011 was $0.38 and $2.30 per option, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $0. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2012 and 2011 was $0 and $44,368, respectively.

7.	Convertible Promissory Notes and Warrants:

On December 21, 2009, the Company issued $2,400,000 in principal of convertible promissory notes (the “Exchange Notes”) and warrants to purchase an aggregate of 935,040 shares of the Company’s common stock (the “Exchange Warrants”) in exchange for 480 shares of outstanding Series A Preferred Stock (the “Exchange”). The Preferred Shareholders holding the 480 shares of Preferred Stock, which had a stated value of $2,400,000, were Michael Brown, a former director of the Company and affiliates of Mariner Private Equity, LLC, of which Patrick Doherty, a former director of the Company, is president. The Exchange Notes bore interest at 1% per annum, matured three years from the date of issuance and were convertible into 450,281 shares of common stock at a fixed conversion price of $5.33. The Exchange Warrants have an exercise price of $5.08 and expire three years from issuance. There were no price-based anti-dilution provisions in the Exchange Notes or Exchange Warrants.

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

In connection with the Investment (Note 10), on September 12, 2012, the Company entered into a termination and exchange agreement with the holders of the Exchange Notes providing that the indebtedness represented by the Exchange Notes will be extinguished. The holders of the Exchange Notes have agreed, subject to and concurrent with closing the Investment, to exchange the Exchange Notes for a total of $880,000 in cash (which payment is expected to be funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s Common Stock.

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

The final value allocated to the Exchange Notes on the issuance date of $2,150,448 is less than the face value of $2,472,000. This original issue discount of $321,552 is amortized to interest expense using the effective interest method. For the six months ended June 30, 2012, the Company recorded amortization charges of $55,071.

8.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips. The Array® product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three and six months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from external customers:
LED replacement lamps	$169,724	$3,216,208	$459,870	$3,595,261
LED signage and lighting strips	883,581	849,508	1,741,682	2,024,049

Total revenues from external customers	$1,053,305	$4,065,716	$2,201,552	$5,619,310

Segment (loss) income:
LED replacement lamps	$(4,848,361)	$199,047	$(5,470,393)	$(103,539)
LED signage and lighting strips	(55,435)	(55,582)	(150,119)	30,622

Segment (loss) income	(4,903,796)	143,465	(5,620,512)	(72,917)
Unallocated amounts:
Corporate expenses	(741,004)	(981,491)	(1,748,646)	(2,072,450)
Interest income	34	164	90	404
Interest expense	(83,678)	(28,088)	(130,562)	(55,549)

Loss from continuing operations	$(5,728,444)	$(865,950)	$(7,499,630)	$(2,200,512)

Depreciation and amortization:
LED replacement lamps	$55,652	$68,012	$110,526	$132,945
LED signage and lighting strips	58,478	63,042	120,942	125,687

Segment depreciation and amortization	114,130	131,054	231,468	258,632
Corporate depreciation and amortization	27,571	56,140	106,936	112,089

Total depreciation and amortization	$141,701	$187,194	$338,404	$370,721

9.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating Philips’ claims and is in settlement discussions with Philips. If the Company is unable to settle this matter, the Company intends to vigorously defend its products and intellectual property.

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe certain of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products and intellectual property.

As the Company’s financial condition deteriorated during the last several months, the Company accelerated cash conservation measures, including delaying or withholding payments to vendors. Some of the Company’s suppliers and service providers have stopped doing business with us, some have threatened collection actions and others can be expected to do likewise unless funding is obtained. In order to preserve its business, the Company will have to restore credit with its vendors and pay trade payables. One of these vendors has requested a commitment from the Company related to inventory this vendor is holding for future use and sale to the Company. On July 27, 2012, the Company received a letter from the vendor’s attorney threatening litigation. The Company has reviewed the vendor’s claim and, in an effort to avoid litigation, has initiated dispute resolution negotiations with the vendor.

Because the Company believes it is probable that settlements with respect to these contingencies will be finalized, the Company established an accrual of $265,000 as its best estimate of these potential liabilities.

10.	Subsequent Events:

On September 12, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC, an affiliate of Aston Capital, LLC (the “Investor”) whereby in consideration of a cash payment of $6 million (the “Investment”), the Company will issue to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Preferred Stock”). The Preferred Stock will be convertible into shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s Common Stock on August 2, 2012, the date the Company and the Investor entered into the letter of intent with respect to the Investment. The proceeds from the Investment are expected to be used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection with the anticipated settlement of the Philips lawsuit described below, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Preferred Stock and the other transactions contemplated by the Investment Agreement, it is expected that the Investor would own 46,153,846 shares, or approximately 73% of the Company’s outstanding Common Stock. The Preferred Stock will represent approximately 73% of the outstanding voting stock of the Company on an as-converted basis and will result in a change in control of the Company. The Investor will be entitled to vote the Preferred Stock on an as-converted basis with the Company’s Common Stock.

The Preferred Stock will have a liquidation preference of $10 per share. The Preferred Stock also will share ratably on an as-converted basis with the Company’s Common Stock in the payment of dividends and distributions. In addition, the Company will be prohibited from taking certain actions specified in the Certificate of Designations with respect to the Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

A portion of the proceeds from the Investment are expected to be used in connection with the anticipated settlement of a lawsuit brought against the Company by Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) on March 26, 2012, alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The Company is negotiating a settlement agreement with Philips and, as a result of the Investment, the Company will have the resources to fund the settlement. In connection with the contemplated settlement, the Company expects to receive a license to use certain Philips’ patents for LED lighting in consideration of royalty payments.

In addition, in connection with the Investment, on September 12, 2012, the Company entered into a termination and exchange agreement (the “Exchange Agreement”) with the holders of convertible promissory notes of the Company providing that approximately $2.5 million in indebtedness represented by such promissory notes maturing in June 2013 will be extinguished (the “Exchange”). The holders of the promissory notes have agreed, subject to and concurrent with closing the Investment, to exchange the promissory notes for a total of $880,000 in cash (which payment is expected to be funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s Common Stock.

The closing of the Investment, which is expected to occur on or about September 24, 2012 is conditioned upon the concurrent closing of the Exchange, the settlement of the Philips litigation and additional conditions, including, among others, (i) that the Company maintain a minimum cash balance at closing, and (ii) that there are no proceedings commenced or threatened for the purpose or with the probable or reasonably likely effect of preventing the closing of the transactions contemplated by the Investment Agreement or seeking material damages on account thereof. Although the Company expects to settle the Philips litigation and close the Investment and the Exchange, there can be no assurance that such transactions will be consummated.

The rules of The NASDAQ Stock Market (“NASDAQ”) would normally require that Nexxus’ stockholders approve the Investment prior to closing the transactions contemplated by the Investment Agreement. However, NASDAQ has granted Nexxus an exception from this stockholder voting requirement under Listing Rule 5635(f), which provides that an exception may be granted when (i) the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise and (ii) reliance on such exception has been expressly approved by the audit committee of the board of directors comprised solely of independent, disinterested directors. NASDAQ also has granted Nexxus an exception from the voting rights requirements of Listing Rule 5640 and IM-5640 with respect to the transactions contemplated by the Investment Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011. All references in this report on Form 10-Q to “Nexxus,” “Nexxus Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Nexxus Lighting, Inc. and its consolidated subsidiary, except where it is clear that such terms mean only Nexxus Lighting, Inc. or our subsidiary Lumificient Corporation (“Lumificient”).

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

Subsequent Events

On September 12, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC, an affiliate of Aston Capital, LLC (the “Investor”) whereby in consideration of a cash payment of $6 million (the “Investment”), the Company will issue to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Preferred Stock”). The Preferred Stock will be convertible into shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s Common Stock on August 2, 2012, the date the Company and the Investor entered into the letter of intent with respect to the Investment. The proceeds from the Investment are expected to be used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection with the anticipated settlement of the Philips lawsuit described below, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Preferred Stock and the other transactions contemplated by the Investment Agreement, it is expected that the Investor would own 46,153,846 shares, or approximately 73% of the Company’s outstanding Common Stock. The Preferred Stock will represent approximately 73% of the outstanding voting stock of the Company on an as-converted basis and will result in a change in control of the Company. The Investor will be entitled to vote the Preferred Stock on an as-converted basis with the Company’s Common Stock.

The Preferred Stock will have a liquidation preference of $10 per share. The Preferred Stock also will share ratably on an as-converted basis with the Company’s Common Stock in the payment of dividends and distributions. In addition, the Company will be prohibited from taking certain actions specified in the Certificate of Designations with respect to the Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

A portion of the proceeds from the Investment are expected to be used in connection with the anticipated settlement of a lawsuit brought against the Company by Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) on March 26, 2012, alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The Company is negotiating a settlement agreement with Philips and, as a result of the Investment, the Company will have the resources to fund the settlement. In connection with the contemplated settlement, the Company expects to receive a license to use certain Philips’ patents for LED lighting in consideration of royalty payments.

In addition, in connection with the Investment, on September 12, 2012, the Company entered into a termination and exchange agreement (the “Exchange Agreement”) with the holders of convertible promissory notes of the Company providing that approximately $2.5 million in indebtedness represented by such promissory notes maturing in June 2013 will be extinguished (the “Exchange”). The holders of the promissory notes have agreed, subject to and concurrent with closing the Investment, to exchange the promissory notes for a total of $880,000 in cash (which payment is expected to be funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s Common Stock.

The closing of the Investment, which is expected to occur on or about September 24, 2012 is conditioned upon the concurrent closing of the Exchange, the settlement of the Philips litigation and additional conditions, including, among others, (i) that the Company maintain a minimum cash balance at closing, and (ii) that there are no proceedings commenced or threatened for the purpose or with the probable or reasonably likely effect of preventing the closing of the transactions contemplated by the Investment Agreement or seeking material damages on account thereof. Although the Company expects to settle the Philips litigation and close the Investment and the Exchange, there can be no assurance that such transactions will be consummated.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. We sell these products under the Array Lighting and Lumificient brand names. With 43 issued patents and 30 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts. We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. In 2011, we expanded our sales of Array replacement lamps to the consumer market channel through a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of the retailer’s stores. We expect that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points. In December 2011, we continued augmenting our traditional sales channels with the introduction of a commercial web portal to sell our Array product directly to end users.

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

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips. The Array product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips. Throughout this report, we sometimes use “Array” to refer to our LED replacement lamps segment and “Lumificient” to refer to our LED signage and lighting strips segment.

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

Three months ended June 30, 2012 vs. 2011

Revenue

	(Unaudited) Quarter Ended June 30,
	2012	2011	Change	%
Array LED lamps	$169,724	$3,216,208	$(3,046,484)	-95%
Lumificient	883,581	849,508	34,073	4%

Total revenue	$1,053,305	$4,065,716	$(3,012,411)	-74%

Total revenue for the three months ended June 30, 2012 decreased 74%, or approximately $3,012,000, to approximately $1,053,000 as compared to approximately $4,066,000 for the three months ended June 30, 2011. Sales of Lumificient products increased 4% from approximately $850,000 in the second quarter of 2011 to approximately $884,000 in the second quarter of 2012. Sales of Array products decreased 95% from approximately $3,216,000 in the second quarter of 2011 to approximately $170,000 in the second quarter of 2012. Sales in the second quarter of 2011 included the initial shipments of our Array products to approximately 1,100 Lowe’s stores across the United States which we were unable to replicate in the corresponding quarter of 2012. The Company expects that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points. Sales of our Array products in particular have been adversely affected by our deteriorating financial condition and business prospects.

Gross Profit

	(Unaudited) Quarter Ended June 30,
	2012	2011	Change	%
Revenue	$1,053,305	$4,065,716	$(3,012,411)	-74%
Cost of sales	1,707,123	3,061,309	(1,354,186)	-44%

Gross (loss) profit	$(653,818)	$1,004,407	$(1,658,225)	-165%

Gross margin %	-62%	25%

Negative gross profit for the three months ended June 30, 2012 was approximately $654,000, or -62% of revenue, as compared to gross profit of approximately $1,004,000, or 25% of revenue for the comparable period of 2011. Direct gross margin, which is revenue less material cost, increased from 35% in the second quarter of 2011 to 40% in the second quarter of 2012. This increase primarily reflects the shift in sales mix to Lumificient products, offset by sales of surplus Array inventory at reduced prices and an increase in sales of Lumificient product for national sign lighting programs.

In the second quarter of 2012, distribution costs, which include some light assembly costs, increased to approximately $1,076,000, or 102% of revenue, as compared to approximately $439,000, or 11% of revenue, in the second quarter of 2011. The increase in distribution costs includes approximately $708,000 more expense for inventory adjustments recorded in the second quarter of 2012 compared to the same period in 2011. As a result of deteriorating market conditions and aggressive pricing by our competitors, we recorded a write down of inventory due to a decrease in market price to allow us to competitively price our Array products. In addition, we increased our inventory reserve again in the second quarter of 2012. The Company is reviewing its sourcing strategy and may decide to discontinue certain products.

Operating Loss and Expenses

	(Unaudited) Quarter Ended June 30,
	2012	2011	Change	%
Gross (loss) profit	$(653,818)	$1,004,407	$(1,658,225)	-165%
Less operating expenses:
Selling, general and administrative	1,467,946	1,628,341	(160,395)	-10%
Research and development	125,824	214,095	(88,271)	-41%
Impairment charge	3,397,212	—	3,397,212	N/A

Total operating expenses	4,990,982	1,842,436	3,148,546	171%

Operating loss	$(5,644,800)	$(838,029)	$(4,806,771)	574%

Selling, general and administrative (SG&A) expenses were approximately $1,468,000 for the quarter ended June 30, 2012 as compared to approximately $1,628,000 for the same period in 2011, a decrease of approximately $160,000, or 10%. SG&A expenses decreased in the second quarter of 2012 across multiple categories, especially in our corporate and Array business units, as we took steps to preserve our cash availability. Employee compensation expense in our corporate and Array business units decreased by approximately $136,000 while travel-related costs across all business units decreased by approximately $37,000. Royalty and commission expenses declined by approximately $61,000 and $19,000, respectively, on the lower Array sales. Sales consultant costs associated with expanding sales of Array products into the consumer market channel decreased by approximately $43,000. We also eliminated the costs related to our Orlando operations in the second quarter of 2012, saving approximately $37,000 compared to the second quarter of 2011. Noncash stock compensation expense decreased by approximately $112,000 in the second quarter of 2012 compared to the same period last year.

Offsetting these cost reductions, we incurred higher legal expenses of approximately $51,000 in the second quarter compared to the same period last year relating to our patents and defending patent infringement claims. We also expensed $265,000 during the second quarter of 2012 in order to establish an accrued liability related to patent infringement litigation and other potential claims.

Research and development costs were approximately $126,000 during the three months ended June 30, 2012, a decrease of approximately $88,000, or 41%, compared to the same period in 2011. This decrease reflects a decrease in compensation costs of approximately $63,000.

In the second quarter of 2012, we recorded an impairment charge for our Array segment of approximately $3,378,000 and an impairment charge for our corporate trademarks of approximately $19,000. These charges include approximately $1,989,000 for goodwill impairment, approximately $1,015,000 for impairment of other intangible assets and approximately $393,000 for impairment of property and equipment.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended June 30, 2012 and 2011, respectively.

Net Loss

Net loss for the three months ended June 30, 2012 and 2011 was approximately $5,728,000 and $868,000, respectively, including a net loss from discontinued operations related to our Legacy Commercial and Pool Lighting Businesses of approximately $2,000 for the three months ended June 30, 2011. Basic and diluted loss per common share was $0.35 and $0.05 for the three months ended June 30, 2012 and 2011, respectively. Basic and diluted loss per common share from continuing operations was $0.35 and $0.05 for the three months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 vs. 2011

Revenue

	(Unaudited) Six Months Ended June 30,
	2012	2011	Change	%
Array LED lamps	$459,870	$3,595,261	$(3,135,391)	-87%
Lumificient	1,741,682	2,024,049	(282,367)	-14%

Total revenue	$2,201,552	$5,619,310	$(3,417,758)	-61%

Total revenue for the six months ended June 30, 2012 declined 61% to approximately $2,202,000 as compared to the six months ended June 30, 2011. Sales of Lumificient products decreased approximately $282,000 to approximately $1,742,000 in the first half of 2012 compared to $2,024,000 in the first half of 2011. Lumificient experienced a growth in sales for non-sign lighting applications in the first half of 2011 which was not replicated in the first half of 2012. The decrease in revenue from Lumificient products also reflects a postponement by several large national sign customers of purchases in the first quarter of 2012 and a growth in this business in the second quarter of 2012 compared to the same period in 2011.

Sales of our Array LED lamps declined 87% to approximately $460,000 in the first half of 2012 compared to approximately $3,595,000 in the first half of 2011. The sales decrease of approximately $3,135,000 reflects the growth in sales of Array products associated with the 2011 launch of Array products for sale through the consumer market channel, which was not replicated in 2012. In the second quarter of 2011, we completed our initial shipments of Array products to approximately 1,100 Lowe’s stores across the United States. The Company expects that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points. Sales of our Array products in particular have been adversely affected by our deteriorating financial condition and business prospects.

Gross Profit

	(Unaudited) Six Months Ended June 30,
	2012	2011	Change	%
Revenue	$2,201,552	$5,619,310	$(3,417,758)	-61%
Cost of sales	2,894,836	4,125,746	(1,230,910)	-30%

Gross (loss) profit	$(693,284)	$1,493,564	$(2,186,848)	-146%

Gross margin %	-31%	27%

Negative gross profit for the six months ended June 30, 2012 was approximately $693,000, or -31% of revenue, as compared to gross profit of approximately $1,494,000, or 27% of revenue for the comparable period of 2011. Direct gross margin, which is revenue less material cost, increased from 39% in the first half of 2011 to 42% in the first half of 2012, reflecting a shift in sales mix to Lumificient products.

In the first half of 2012, distribution costs, which include some light assembly costs, increased to approximately $1,614,000, or 73% of revenue, as compared to approximately $682,000, or 12% of revenue, in the first half of 2011. The increase in distribution costs includes approximately $1,176,000 more expense for inventory adjustments recorded in the first two quarters of 2012 compared to the same period in 2011. As a result of deteriorating market conditions and aggressive pricing by our competitors, we recorded a write down of inventory due to a decrease in market price to allow us to competitively price our Array products. In addition, we increased our inventory reserve again in the first half of 2012. The Company is reviewing its sourcing strategy and may decide to discontinue certain products.

Operating Loss and Expenses

	(Unaudited) Six Months Ended June 30,
	2012	2011	Change	%
Gross (loss) profit	$(693,284)	$1,493,564	$(2,186,848)	-146%
Less operating expenses:
Selling, general and administrative	2,955,666	3,221,175	(265,509)	-8%
Research and development	322,996	417,683	(94,687)	-23%
Impairment charge	3,397,212	—	3,397,212	N/A

Total operating expenses	6,675,874	3,638,858	3,037,016	83%

Operating loss	$(7,369,158)	$(2,145,294)	$(5,223,864)	244%

Selling, general and administrative (SG&A) expenses were approximately $2,956,000 for the six months ended June 30, 2012 as compared to approximately $3,221,000 for the same period in 2011, a decrease of approximately $266,000, or -8%. Employee compensation expense in our corporate and Array business units decreased by approximately $293,000 while travel-related costs across all business units decreased by approximately $47,000. Royalty and commission expenses declined by approximately $63,000 and $46,000, respectively, on the lower Array sales. The expiration of our lease in Orlando reduced facility expense by $41,000 compared to the first half of 2011. Noncash stock compensation expense decreased by approximately $159,000 in the second half of 2012 compared to the same period in 2011.

Offsetting these cost reductions, we incurred higher legal expenses of approximately $78,000 in the first half of 2012 compared to the same period in 2011 relating primarily to our patents and defending patent infringement claims. We also expensed $265,000 during the second quarter of 2012 in order to establish an accrued liability related to patent infringement litigation and other potential claims.

Research and development costs were approximately $323,000 during the six months ended June 30, 2012 as compared to approximately $418,000 during the same period in 2011. This decrease of approximately $95,000 was primarily due to lower payroll expenses of approximately $73,000 and lower project-related costs of approximately $17,000, in the first half of 2012, as compared to the same period of 2011.

In the second quarter of 2012, we recorded an impairment charge for our Array segment of approximately $3,378,000 and an impairment charge for our corporate trademarks of approximately $19,000. These charges include approximately $1,989,000 for goodwill impairment, approximately $1,015,000 for impairment of other intangible assets and approximately $393,000 for impairment of property and equipment.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the six months ended June 30, 2012 and 2011, respectively.

Net Loss

Net loss for the six months ended June 30, 2012 and 2011 was approximately $7,499,000 and $2,197,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,000 in 2012 and $4,000 in 2011. Basic and diluted loss per common share was $0.46 and $0.13 for the six months ended June 30, 2012 and 2011, respectively. Basic and diluted loss per common share from continuing operations was $0.46 and $0.13 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of approximately $1,086,000, compared to cash and cash equivalents of approximately $1,915,000 at March 31, 2012 and approximately $3,015,000 at December 31, 2011. Cash used in the three months ended June 30, 2012 was approximately $829,000. We had negative working capital at June 30, 2012 of approximately $764,000 compared to working capital of approximately $5,326,000 at December 31, 2011. The decline in working capital primarily reflects cash used to fund operations in the first half of 2012 and the reclassification of debt maturing on June 30, 2013 to current liabilities.

As our financial condition deteriorated during the last several months, it became necessary for us to accelerate our cash conservation measures, including delaying or withholding payments to vendors and terminating employees. Some of our suppliers and service providers have stopped doing business with us, some have threatened collection actions and others can be expected to do likewise unless funding is obtained. In order to preserve its business, the Company will have to restore credit with its vendors and pay trade payables. In addition, sales of our Array product in particular have been adversely affected by our financial distress and negative business prospects.

We expect continuing losses, further eroding our cash position. In the event that we are unable to raise additional capital through debt or equity financing, or the liquidation or divestiture of assets or businesses, our financial distress and negative business prospects will impair our ability to fund future operations. There can be no assurance that we will be able to maintain adequate liquidity or remain viable. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to liquidate or divest assets or businesses, or raise additional capital through public or private debt or equity financing. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders.

On April 30, 2012, we announced that we were exploring strategic alternatives available to us, including a possible sale of the company. On September 12, 2012, we entered into the Investment Agreement described above under the caption “Subsequent Events.” Although we expect to settle the Philips litigation and close the Investment and the Exchange, there can be no assurance that such transactions will be consummated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to consummate the Investment, we will not be able to maintain adequate liquidity and our future operations will need to be discontinued.

Net cash used in operating activities decreased approximately $1,067,000 to approximately $1,855,000 for the six months ended June 30, 2012, as compared to approximately $2,922,000 for the six months ended June 30, 2011. Net loss adjusted for non-cash items for the six months ended June 30, 2012 increased by approximately $1,227,000, as compared to the same period in 2011. Cash generated from operating assets and liabilities increased to $887,000 for the six months ended June 30, 2012 compared to cash used for operating assets and liabilities of approximately $1,407,000 for the same period in 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was approximately $74,000 as compared to net cash provided by investing activities of approximately $829,000 in the same period of 2011. Cash provided by investing activities for the six months ended June 30, 2011 is primarily the result of the collection of the approximately $1,110,000 note receivable related to the sale of our Legacy Commercial and Pool Lighting Businesses. Cash used for the purchase of property and equipment, net of proceeds from the disposal of fixed assets, decreased by approximately $193,000 for the six months ended June 30, 2012, as compared to the same period in 2011, and cash used for patent and trademark costs in the six months ended June 30, 2012 decreased by approximately $14,000 compared to the same period in 2011.

Net cash provided by financing activities decreased by approximately $325,000 for the six months ended June 30, 2012 as compared to the same period in 2011 due to the decline in proceeds from employee stock options and warrants exercised in the first half of 2011.

We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. We may reorganize our company, operations and product offerings which may cause us to incur greater losses. Our review of operations for additional opportunities to reduce costs may lead to the determination to sell, close, eliminate, rationalize or reduce operations, assets or businesses and/or alter our sales, manufacturing and/or distribution structure. Should we decide to pursue any such changes, we may incur additional charges and losses in connection with such changes in the future, and such charges and losses may be material. In addition, we could experience difficulties, disruptions or delays in the implementation of any such changes and there can be no assurance that we will be able to implement such changes successfully, if at all, or on a timely basis.

Contractual Obligations

As of June 30, 2012, there have been no material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

On September 12, 2012, we entered into the Investment Agreement described above under the caption “Subsequent Events.” Although we expect to settle the Philips litigation and close the Investment and the Exchange, there can be no assurance that such transactions will be consummated.

Critical Accounting Policies

As of June 30, 2012, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of June 30, 2012, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating Philips’ claims and is in settlement discussions with Philips. If the Company is unable to agree to settle this matter, the Company intends to vigorously defend its products and intellectual property.

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe certain of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products and intellectual property.

As the Company’s financial condition deteriorated during the last several months, the Company accelerated cash conservation measures, including delaying or withholding payments to vendors. Some of the Company’s suppliers and service providers have stopped doing business with us, some have threatened collection actions and others can be expected to do likewise unless funding is obtained. In order to preserve its business, the Company will have to restore credit with its vendors and pay trade payables. One of our vendors has requested a commitment from the Company related to inventory this vendor is holding for future use and sale to the Company. On July 27, 2012, the Company received a letter from the vendor’s attorney threatening litigation. The Company has reviewed the vendor’s claim and, in an effort to avoid litigation, has initiated dispute resolution negotiations with the vendor.

Item 6.    Exhibits

(a) Exhibits.

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Nexxus Lighting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on September 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: September 24, 2012

Michael A. Bauer, Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: September 24, 2012

Gary R. Langford, Chief Financial Officer

(Principal Financial and Accounting Officer)