Form 10-Q
period 2012-09-30
Nexxus Lighting, Inc.
filed 2012-11-14
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of Common Stock, $.001 par value, outstanding on November 8, 2012: 35,005,507

Nexxus Lighting, Inc.

Nexxus Lighting, Inc.

Consolidated Balance Sheets

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,297,721	$3,014,656
Trade accounts receivable, less allowance for doubtful accounts of $57,931 and $52,912	594,640	564,474
Inventories, less reserve of $1,524,419 and $895,415	1,336,677	2,977,047
Prepaid expenses	92,890	65,749
Other assets	8,772	26,359

Total current assets	6,330,700	6,648,285

Property and equipment	509,247	3,279,121
Accumulated depreciation and amortization	(364,131)	(2,536,144)

Net property and equipment	145,116	742,977

Goodwill	—	1,988,920
Other intangible assets, less accumulated amortization of $800,080 and $879,490	1,418,841	2,543,969
Other assets, net	9,295	23,857

	$7,903,952	$11,948,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$772,642	$825,100
Accrued liabilities	135,707	245,816
Related party payable	3,868	18,151
Accrued compensation and benefits	91,337	206,803
Current portion of deferred rent	1,330	25,882
Other current liabilities	280	74

Total current liabilities	1,005,164	1,321,826

Convertible promissory notes to related parties, net of debt discount	—	2,314,854

Total liabilities	1,005,164	3,636,680

Commitments and contingencies

Stockholders’ Equity:

Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $6,000,000; 1,000,000 shares authorized, 600,000 and 0 issued and outstanding	$5,195,225	$—

Common stock, $.001 par value, 40,000,000 and 30,000,000 shares authorized, 17,452,738 and 16,452,738 issued and outstanding	17,453	16,453
Additional paid-in capital	50,638,575	50,007,362
Accumulated deficit	(48,952,465)	(41,712,487)

Total stockholders’ equity	6,898,788	8,311,328

	$7,903,952	$11,948,008

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$1,250,515	$2,113,003	$3,452,067	$7,732,313
Cost of sales	935,379	1,456,946	3,830,215	5,582,692

Gross profit (loss)	315,136	656,057	(378,148)	2,149,621

Operating expenses:
Selling, general and administrative	899,116	1,432,920	3,854,782	4,654,095
Research and development	125,924	214,116	448,920	631,799
Impairment charge	—	—	3,397,212	—

Total operating expenses	1,025,040	1,647,036	7,700,914	5,285,894

Operating loss	(709,904)	(990,979)	(8,079,062)	(3,136,273)

Non-operating income (expense):
Interest expense	(79,452)	(41,576)	(210,014)	(97,198)
Gain on debt restructuring	1,048,308	—	1,048,308	—
Other income	17	85	107	489

Total non-operating income (expense), net	968,873	(41,491)	838,401	(96,709)

Income (loss) from continuing operations	$258,969	$(1,032,470)	$(7,240,661)	$(3,232,982)

Discontinued operations:
Income from discontinued operations	—	3,272	683	7,102

Net income (loss)	$258,969	$(1,029,198)	$(7,239,978)	$(3,225,880)

Accretion of preferred stock beneficial conversion feature	(5,195,225)	—	(5,195,225)	—

Net loss attributable to common stockholders	$(4,936,256)	$(1,029,198)	$(12,435,203)	$(3,225,880)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.30)	$(0.06)	$(0.75)	$(0.20)

Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net loss attributable to common stockholders	$(0.30)	$(0.06)	$(0.75)	$(0.20)

Basic and diluted weighted average shares outstanding	16,517,955	16,452,738	16,474,716	16,389,967

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	—	$—	16,452,738	$16,453	$50,007,362	$(41,712,487)	$8,311,328

Stock-based compensation	—	—	—	—	44,313	—	44,313

Issuance of convertible preferred stock, net of issuance costs	600,000	—	—	—	5,195,225	—	5,195,225
Accretion of preferred stock beneficial conversion feature	—	5,195,225	—	—	(5,195,225)	—	—
Issuance of common stock for convertible promissory notes, net of issuance costs	—	—	1,000,000	1,000	586,900	—	587,900

Net loss	—	—	—	—	—	(7,239,978)	(7,239,978)

Balance, September 30, 2012	600,000	$5,195,225	17,452,738	$17,453	$50,638,575	$(48,952,465)	$6,898,788

See accompanying notes to unaudited consolidated financial statements.

Nexxus Lighting, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(7,239,978)	$(3,225,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	210,556	349,295
Amortization of other intangible assets	193,070	214,299
Amortization of debt discount and debt issuance costs	68,976	84,277
Amortization of deferred rent	(24,552)	(59,491)
Impairment charge	3,397,212	—
Gain on debt restructuring	(1,048,308)	—
Interest expense forgiven on debt restructuring	140,667	—
Loss on sale of businesses	—	622
Loss on disposal of property and equipment	6,062	3,401
Increase in inventory reserve and inventory write downs	629,004	114,470
Stock-based compensation	44,313	291,759
Changes in operating assets and liabilities:
(Increase) decrease in:
Trade accounts receivable, net	(30,166)	(145,709)
Inventories	1,011,366	(253,612)
Prepaid expenses	(27,141)	20,328
Other assets	25,959	8,847
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	(178,950)	280,413
Accrued compensation and benefits	(115,466)	6,300
Other liabilities	206	(3,369)

Total adjustments	4,302,808	911,830

Net cash used in operating activities	(2,937,170)	(2,314,050)

Cash Flows from Investing Activities:
Patents, trademarks and other intangible assets costs	(83,076)	(134,321)
Purchase of property and equipment	(19,599)	(216,661)
Proceeds from the sale of property and equipment	7,685	7,500
Proceeds from the sale of businesses, net of transaction costs	—	1,110,360

Net cash (used in) provided by investing activities	(94,990)	766,878

Cash Flows from Financing Activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	5,195,225	—
Payment to restructure convertible promissory notes	(880,000)	—
Proceeds from exercise of employee stock options and warrants, net	—	319,750

Net cash provided by financing activities	4,315,225	319,750

Net increase (decrease) in Cash and Cash Equivalents	1,283,065	(1,227,422)

Cash and Cash Equivalents, beginning of period	3,014,656	5,308,900

Cash and Cash Equivalents, end of period	$4,297,721	$4,081,478

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

The Company has experienced continued net losses and faces significant challenges in order to reach profitability, particularly in light of the current challenging economic environment. The Company expects continuing losses in 2012, further eroding its cash position. On April 30, 2012, the Company announced that it was exploring strategic alternatives available to it, including a possible sale of the Company. On September 12, 2012, the Company entered into an Investment Agreement with RVL 1 LLC (the “Investor”), an affiliate of Aston Capital, LLC. On September 25, 2012, the Company and the Investor closed the transactions contemplated by the Investment Agreement and the Company issued to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Preferred Stock”) in consideration of a cash payment of $6 million (the “Investment”) (Note 8).

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $458,000 at September 30, 2012 and $2,674,000 at December 31, 2011, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The Company’s non-financial assets measured at a fair value on a non-recurring basis include goodwill and long-lived assets, which utilize inputs classified as Level 3 in the fair value hierarchy (Notes 4 and 5).

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Beneficial conversion and warrant valuation – In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities, such as warrants, are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

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

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2012 and 2011, respectively. The Company believes the use of NOLs will be limited under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not evaluated the implications of Section 382 on its ability to utilize some or all of its NOLs.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2012 and 2011, the Company had 48,870,542 and 7,472,607, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at September 30, 2012 and 2011 because to do so would have been anti-dilutive.

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

	Nine Months Ended September 30,
	2012	2011
Expected volatility	75.8 – 115.4%	71.7 – 84.7%
Weighted-average volatility	76.6%	81.0%
Risk-free interest rate	0.4 – 0.9%	0.4 – 2.2%
Expected dividend	0%	0%
Expected life in years	3.5 – 8.6	3.5 – 8.6

Under ASC 718, stock-based compensation expense recognized in the accompanying unaudited statements of operations for the three months ended September 30, 2012 and 2011 was $227 and $88,944, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the three months ended September 30, 2012 and 2011 to increase by $0.00 and $0.01, respectively. Stock-based compensation expenses recognized in the accompanying unaudited statements of operations for the nine months ended September 30, 2012 and 2011 was $44,313 and $291,759, respectively, which caused net loss to increase by that amount and basic and diluted loss per share for the nine months ended September 30, 2012 and 2011 to increase by $0.00 and $0.02, respectively.

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

The components of discontinued operations for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$—	$3,272	$683	$10,766

Income from operations	$—	$3,272	$683	$7,102

Discontinued operations	$—	$3,272	$683	$7,102

3.	Inventories:

Inventories consist of the following:

	(Unaudited) September 30 2012	December 31, 2011
Raw materials	$1,564,110	$1,708,642
Finished goods	1,296,986	2,163,820

	2,861,096	3,872,462
Less: inventory reserve	(1,524,419)	(895,415)

Net inventories	$1,336,677	$2,977,047

As a result of deteriorating market conditions and aggressive pricing by competitors, the Company experienced a decrease in market price for certain products in its LED replacement lamps segment. For the nine months ended September 30, 2012, the Company recorded a write down of inventory of $387,196 due to this decrease in market price.

4.	Other Intangible Assets:

At September 30, 2012, the Company had the following intangible assets subject to amortization:

	(Unaudited) September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(100,921)	$166,983
Trademarks	880,000	(228,629)	651,371
Customer relationships	1,010,000	(446,083)	563,917
Product certification and licensing costs	61,017	(24,447)	36,570

	$2,218,921	$(800,080)	$1,418,841

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

At June 30, 2012, the Company recognized the following impairment charges for other intangible assets in the Company’s LED replacement lamps segment and its corporate business unit:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount Prior to Impairment	Impairment Recognized	Net Carrying Amount at June 30, 2012
Patents	$1,073,188	$(138,851)	$934,337	$(934,337)	$—
Trademarks	28,998	(3,509)	25,489	(25,489)	—
Product certification and licensing costs	125,427	(70,118)	55,309	(55,309)	—

	$1,227,613	$(212,478)	$1,015,135	$(1,015,135)	$—

At December 31, 2011, the Company had the following intangible assets subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,286,437	$(197,803)	$1,088,634
Trademarks	908,998	(192,461)	716,537
Customer relationships	1,010,000	(370,333)	639,667
Non-compete agreement	60,000	(55,000)	5,000
Product certification and licensing costs	158,024	(63,893)	94,131

	$3,423,459	$(879,490)	$2,543,969

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2012	$49,082
2013	192,383
2014	186,659
2015	180,381
2016	175,980
Thereafter	634,356

$1,418,841

5.	Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and the nine months ended September 30, 2012 are as follows:

	LED Replacement Lamps	LED Signage and Lighting Strips	Total
Goodwill	$1,988,920	$407,369	$2,396,289
Accumulated impairment losses	—	—	—

Balance, January 1, 2011	1,988,920	407,369	2,396,289

Impairment loss	—	(407,369)	(407,369)

Goodwill	1,988,920	407,369	2,396,289
Accumulated impairment losses	—	(407,369)	(407,369)

Balance, December 31, 2011	$1,988,920	$—	$1,988,920

Impairment loss	(1,988,920)	—	(1,988,920)

Goodwill	1,988,920	407,369	2,396,289
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, September 30, 2012	$—	$—	$—

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

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2012, options to purchase 12,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2012, options to purchase 689,167 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the nine months ended September 30, 2012:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price

Balance, January 1, 2011	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26
Options granted at market	(52,250)	52,250	0.53
Options forfeited or expired	79,750	(82,750)	1.83

Balance, September 30, 2012	381,453	706,520	$4.27

The weighted average fair value of options granted at market during the nine months ended September 30, 2012 and 2011 was $0.39 and $2.26 per option, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $0. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2012 and 2011 was $0.

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

On February 28, 2012, the Company and the holders of the Exchange Notes amended the Exchange Notes. As of the amendment date, the Exchange Notes bore interest at 10% per annum and matured on June 30, 2013. Interest on the outstanding principal amount of the Exchange Notes was due and payable on the maturity date. The Exchange Notes remained convertible into 450,281 shares of Common Stock at a fixed conversion price of $5.33.

Concurrent with closing the Investment by RVL 1 LLC (Note 8), on September 25, 2012, the holders of the Exchange Notes exchanged the Exchange Notes for a total of $880,000 in cash (which payment was funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s Common Stock (the “Note Exchange”). The Note Exchange was consummated pursuant to the terms of a termination and exchange agreement (the “Termination and Exchange Agreement”) entered into by the Company and the holders of the Exchange Notes on September 12, 2012, providing for the extinguishment of the indebtedness represented by the Exchange Notes concurrent with and subject to the Investment.

The Company accounted for this transaction as a troubled debt restructuring in accordance with FASB ASC 470-60, “Troubled Debt Restructurings by Debtors”. The Company recognized a gain on debt restructuring equal to the excess of the carrying amount of the Exchange Notes and related accrued interest of $140,667 over the fair value of the cash and Common Stock issued in the Note Exchange. For the three months ended September 30, 2012, the Company recognized a gain on debt restructuring of $1,048,308, which caused basic and diluted loss per share for the three and nine months ended September 30, 2012 to decrease by $0.06. After recording the $1,048,308 gain on debt restructuring, the termination of the Exchange Notes resulted in an increase in the Company’s Stockholders’ Equity of $1,636,208.

The Exchange Warrants issued in conjunction with the Exchange Notes remain outstanding. The Exchange Warrants continue to have an exercise price of $5.08 and expire on December 21, 2012.

8.	Preferred Stock:

On September 30, 2012, the Company is authorized to issue 5,000,000 shares of preferred stock, of which 3,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series B Convertible Preferred Stock. The Company has no shares of Series A Preferred Stock outstanding.

On September 12, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC (the “Investor”), an affiliate of Aston Capital, LLC. The closing of the Investment occurred on September 25, 2012. In consideration of a cash payment of $6 million (the “Investment”), the Company issued to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Preferred Stock”). The Preferred Stock is convertible into shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s Common Stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Investment. The proceeds from the Investment were used to extinguish the Exchange Notes and related accrued interest (Note 7), to fund a settlement payment in connection with the settlement of the Philips lawsuit described in Note 11, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Preferred Stock and the other transactions contemplated by the Investment Agreement, the Investor would own 46,153,846 as-converted common shares, or approximately 73% of the Company’s outstanding Common Stock. At September 30, 2012, the Preferred Stock represented approximately 73% of the outstanding voting stock of the Company on an as-converted basis and resulted in a change in control of the Company. The Investor is entitled to vote the Preferred Stock on an as-converted basis with the Company’s Common Stock. On October 3, 2012, the Investor converted 228,186 shares of Preferred Stock into 17,552,769 shares of Common Stock.

The Preferred Stock has a liquidation preference of $10 per share and will share ratably on an as-converted basis with the Company’s Common Stock in the payment of dividends and distributions. In addition, the Company is prohibited from taking certain actions specified in the Certificate of Designations with respect to the Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

The Company has concluded that the Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s Common Stock price on the date of the Investment Agreement was $0.13 per share, which is equal to the conversion price of the Preferred Stock. As the Investment Agreement included certain conditions for closing, the commitment date for the Investment is deemed to be the date the Preferred Stock is issued. On September 25, 2012, the closing date of the Investment, the Company’s Common Stock price had increased to $0.59 per share. As a result of the increase in the Company’s Common Stock price between the dates of the Investment Agreement and the closing of the Investment, the Company has recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transactions costs, totaling $5,195,225 for the Preferred Stock. The Company allocated the entire net proceeds of $5,195,225 to the BCF which is initially recorded in additional paid-in capital. The BCF is treated as a deemed dividend on the Preferred Stock and is accreted to the Preferred Stock using the effective interest method through the date of earliest conversion. As the Preferred Stock is immediately convertible, the Company included a deduction of $5,195,225 in determining loss per share for the three and nine months ended September 30, 2012. The aforementioned deduction had no impact on the Company’s Stockholders’ Equity.

The rules of The NASDAQ Stock Market (“NASDAQ”) would have normally required that Nexxus’ stockholders approve the Investment prior to closing the transactions contemplated by the Investment Agreement. However, NASDAQ granted Nexxus an exception from this stockholder voting requirement under Listing Rule 5635(f), which provides that an exception may be granted when (i) the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise and (ii) reliance on such exception has been expressly approved by the audit committee of the board of directors comprised solely of independent, disinterested directors. NASDAQ also has granted Nexxus an exception from the voting rights requirements of Listing Rule 5640 and IM-5640 with respect to the transactions contemplated by the Investment Agreement.

9.	Vendor Concessions:

As the Company’s financial condition deteriorated during the last several months, it became necessary for the Company to accelerate its cash conservation measures, including delaying or withholding payments to vendors. In conjunction with the Investment by RVL 1 LLC, certain accounts payable vendors and service providers agreed to accept payments less than the outstanding balance owed to them. For the three months ended September 30, 2012, the Company recognized a gain from vendor concessions of $153,522 which is included in selling, general and administrative expense and caused basic and diluted loss per share for the three and nine months ended September 30, 2012 to decrease by $0.01. As a result of the Investment and subsequent payments to our suppliers and service providers, the Company believes it has successfully restored its relationship and credit with the Company’s primary vendors.

10.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and LED signage and lighting strips. The Array® product line consists of white light LED replacement lamps. The Lumificient product line consists of LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three and nine months ended September 30, 2012 and 2011 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from external customers:
LED replacement lamps	$117,519	$1,155,697	$577,389	$4,750,958
LED signage and lighting strips	1,132,996	957,306	2,874,678	2,981,355

Total revenues from external customers	$1,250,515	$2,113,003	$3,452,067	$7,732,313

Segment (loss) income:
LED replacement lamps	$(161,487)	$(7,460)	$(5,631,881)	$(110,999)
LED signage and lighting strips	46,424	19,274	(103,694)	49,896

Segment (loss) income	(115,063)	11,814	(5,735,575)	(61,103)
Unallocated amounts:
Corporate expenses	(594,841)	(1,002,793)	(2,343,487)	(3,075,243)
Interest income	17	85	107	489
Interest expense	(79,452)	(41,576)	(210,014)	(97,125)
Gain on debt restructuring	1,048,308	—	1,048,308	—

Income (loss) from continuing operations	$258,969	$(1,032,470)	$(7,240,661)	$(3,232,982)

Depreciation and amortization:
LED replacement lamps	$385	$72,688	$110,911	$205,633
LED signage and lighting strips	57,592	63,884	178,533	189,571

Segment depreciation and amortization	57,977	136,572	289,444	395,204
Corporate depreciation and amortization	7,245	56,301	114,182	168,390

Total depreciation and amortization	$65,222	$192,873	$403,626	$563,594

11.	Contingencies:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows Nexxus to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, Nexxus paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012 the action was dismissed without prejudice.

On July 27, 2012, the Company received a letter from a vendor’s attorney threatening litigation relating to inventory this vendor is holding for future use and sale to the Company. The Company settled this matter with the vendor in September 2012.

The Company settled the above contingencies at the time of the Investment closing. In September 2012, the Company paid $265,000 to settle these matters.

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

12.	Subsequent Events:

On October 3, 2012, the Investor converted 228,186 shares of Preferred Stock into 17,552,769 shares of Common Stock.

On May 9, 2012, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying the Company that the minimum bid price per share for its common stock fell below $1.00 for a period of 30 consecutive business days and that therefore the Company did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The Company was initially provided 180 calendar days, or until November 5, 2012, to regain compliance with the minimum bid price requirement.

On November 7, 2012, Nasdaq granted the Company’s request for an additional 180-days, or until May 6, 2013, for the Company to regain compliance with the minimum bid price requirement.

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

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Our actual results may differ materially from those described in these forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and anticipated future losses;
•	the risk that any reorganization of our company, operations and/or product offerings, may cause us to incur greater losses and create disruptions in our business;
•	the risk that we may be unable to obtain sufficient capital to continue operations;
•	the risk that we may not be able to maintain adequate liquidity or remain viable if we are unable to successfully manage our costs and expenses, increase revenue, or raise capital, as needed;
•

the risk that demand for our Array® brand of LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•

the risk that any investments in new business strategies or acquisitions may distract management from current operations and result in greater than expected liabilities and expenses, inadequate return of capital, additional indebtedness and/or dilution to our stockholders;

•	competition in each of our product areas, including price competition;
•	dependence on suppliers and third-party manufacturers;
•	the success of our sales, marketing and product development efforts;
•	the condition of the international marketplace;
•	general economic and business conditions;
•	the evolving nature of our LED lighting technology;
•	our ability to adequately protect our intellectual property rights;
•

the risk that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies; and

•

our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions and we have elected to be governed as a “controlled company” pursuant to the rules of The Nasdaq Capital Market.

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

Recent Events

On September 12, 2012, we entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC (the “Investor”), an affiliate of Aston Capital, LLC. The closing of the Investment occurred on September 25, 2012. In consideration of a cash payment of $6 million (the “Investment”), we issued to the Investor 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Preferred Stock”). The Preferred Stock is convertible into shares of our common stock, $.001 par value per share (the “Common Stock”) at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s Common Stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Investment. The proceeds from the Investment were used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection with the settlement of the Philips lawsuit described below, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Preferred Stock and the other transactions contemplated by the Investment Agreement, the Investor owns 46,153,846 shares, or approximately 73% of the Company’s outstanding Common Stock. The Preferred Stock represents approximately 73% of the outstanding voting stock of the Company on an as-converted basis and resulted in a change in control of the Company. The Investor is entitled to vote the Preferred Stock on an as-converted basis with the Company’s Common Stock.

The Preferred Stock has a liquidation preference of $10 per share. The Preferred Stock also will share ratably on an as-converted basis with the Company’s Common Stock in the payment of dividends and distributions. In addition, the Company is prohibited from taking certain actions specified in the Certificate of Designations with respect to the Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Preferred Stock.

A portion of the proceeds from the Investment were used in connection with the settlement of a lawsuit brought against the Company by Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) on March 26, 2012, alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows Nexxus to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, Nexxus paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012 the action was dismissed without prejudice.

In addition, concurrent with closing the Investment by RVL 1 LLC, on September 25, 2012, the holders of $2.4 million in aggregate principal amount of convertible promissory notes of the Company (the “Exchange Notes”) exchanged the Exchange Notes (including $140,667 of accrued interest) for a total of $880,000 in cash (which payment was funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s Common Stock (the “Note Exchange”). The Note Exchange was consummated pursuant to the terms of a termination and exchange agreement (the “Termination and Exchange Agreement”) entered into by the Company and the holders of the Exchange Notes on September 12, 2012, providing for the extinguishment of the approximately $2.5 million of indebtedness associated with the Exchange Notes concurrent with and subject to the Investment.

Overview

We design, manufacture, market and sell high performance, commercial grade, LED replacement light bulbs and LED-based signage, channel letter and contour lighting products. We sell these products under the Array Lighting and Lumificient brand names. With 46 issued patents and 28 combined U.S. and foreign patent applications pending related to our Array Lighting and Lumificient product offerings, our products incorporate many proprietary and innovative features. Our patented Selective Heat Sink (SHS) technology and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling products for use in the commercial, hospitality, institutional, retail and sign markets. We market and distribute products globally through multiple networks of independent sales representatives and distributors as well as through energy savings companies and national accounts. We began shipping our line of Array LED replacement lamps in December 2008 and continued the launch in 2009. In 2011, we expanded our sales of Array replacement lamps to the consumer market channel through a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website. Beginning in June 2011, our Array lamps became available in approximately 1,100 of the retailer’s stores. We expect that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points.

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

Three months ended September 30, 2012 vs. 2011

Revenue

	(Unaudited) Quarter Ended September 30,
	2012	2011	Change	%
Array LED lamps	$117,519	$1,155,697	$(1,038,178)	-90%
Lumificient	1,132,996	957,306	175,690	18%

Total revenue	$1,250,515	$2,113,003	$(862,488)	-41%

Our operations faced significant challenges during the quarter. Our cash levels approached illiquidity and our business prospects were uncertain, particularly for the Array business. We implemented a number of measures to preserve cash, including the termination of all Array sales and marketing personnel. Prices for Array product were sharply reduced in an attempt to convert inventory to cash. During this same period, we operated our Lumificient business largely under normal conditions. On September 25, 2012, we closed the Investment from RVL 1 LLC, an affiliate of Aston Capital, LLC. As a result, we believe that our Company is poised to resume its sales growth and penetration into the LED lighting market.

Total revenue for the three months ended September 30, 2012 decreased 41%, or approximately $862,000, to approximately $1,251,000 as compared to approximately $2,113,000 for the three months ended September 30, 2011. Sales of Lumificient products increased 18% from approximately $957,000 in the third quarter of 2011 to approximately $1,133,000 in the third quarter of 2012. This increase represents growth in Lumificient’s national sign lighting business.

Sales of Array products decreased 90% from approximately $1,156,000 in the third quarter of 2011 to approximately $118,000 in the third quarter of 2012. Sales in the third quarter of 2011 primarily represented the initial shipments of our Array products to Lowe’s distribution centers across the United States. These shipments were intended to meet the anticipated replenishment demand from the approximately 1,100 Lowe’s stores that our company supplied in the second quarter of 2011. We expect that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points. In addition, as noted above, sales of our Array products in particular had been adversely affected by our deteriorating financial condition and business prospects.

Gross Profit

	(Unaudited) Quarter Ended September 30,
	2012	2011	Change	%
Revenue	$1,250,515	$2,113,003	$(862,488)	-41%
Cost of sales	935,379	1,456,946	(521,567)	-36%

Gross profit	$315,136	$656,057	$(340,921)	-52%

Gross margin %	25%	31%

Gross profit for the three months ended September 30, 2012 was approximately $315,000, or 25% of revenue, as compared to gross profit of approximately $656,000, or 31% of revenue for the comparable period of 2011. Direct gross margin, which is revenue less material cost, decreased from 43% in the third quarter of 2011 to 38% in the third quarter of 2012. Our sales of Array products generated negative direct gross margins as we began liquidating surplus and discontinued inventory. In addition Lumificient’s sales shifted toward a higher concentration of sales for national sign lighting programs where margins are more constricted.

In the third quarter of 2012, distribution costs, which include some light assembly costs, decreased to approximately $155,000 from approximately $257,000 in the third quarter of 2011. Distribution costs equated to 12% of sales for each of these periods. Lumificient’s distribution costs increased slightly in the third quarter of 2012 compared to the same period in the prior year, while the distribution costs associated with Array declined for the same period.

Operating Loss and Expenses

	(Unaudited) Quarter Ended September 30,
	2012	2011	Change	%
Gross profit	$315,136	$656,057	$(340,921)	-52%
Less operating expenses:
Selling, general and administrative	899,116	1,432,920	(533,804)	-37%
Research and development	125,924	214,116	(88,192)	-41%

Total operating expenses	1,025,040	1,647,036	(621,996)	-38%

Operating loss	$(709,904)	$(990,979)	$281,075	-28%

Selling, general and administrative (SG&A) expenses were approximately $899,000 for the quarter ended September 30, 2012 as compared to approximately $1,433,000 for the same period in 2011, a decrease of approximately $534,000, or 37%. Lumificient’s SG&A expenses decreased by approximately $14,000 in the third quarter of 2012 compared to the same period in 2011. In an effort to improve liquidity, we cut costs sharply in our corporate and Array businesses across almost all categories. In addition, we were able to negotiate lower payments on previous expenses with many of our vendors.

Research and development costs were approximately $126,000 during the three months ended September 30, 2012, a decrease of approximately $88,000, or 41%, compared to the same period in 2011. This decrease primarily reflects a decrease in compensation costs of approximately $52,000.

Non-operating Expense

In the third quarter of 2012, we recorded a gain on debt restructuring of approximately $1,048,000 related to the extinguishment of debt in the Note Exchange concurrent with the Investment. The Exchange Notes had a principal value of $2.4 million, plus accrued interest. The Exchange Notes were exchanged for a total of $880,000 in cash and 1,000,000 million shares of our Common Stock.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the three months ended September 30, 2012 and 2011, respectively.

Net Loss

Net income for the three months ended September 30, 2012 was approximately $259,000. Net loss for the three months ended September 30, 2011 was approximately $1,029,000, including income from discontinued operations related to our Legacy Commercial and Pool Lighting Businesses of approximately $3,000. After including the effect of the accretion of the beneficial conversion feature for the Series B convertible preferred stock we issued to the Investor on September 25, 2012, net loss attributable to common stockholders was approximately $4,936,000 and $1,029,000 for the three months ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.30 and $0.06 for the three months ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share from continuing operations attributable to common stockholders was $0.30 and $0.06 for the three months ended September 30, 2012 and 2011, respectively.

Nine months ended September 30, 2012 vs. 2011

Revenue

	(Unaudited) Nine Months Ended September 30,
	2012	2011	Change	%
Array LED lamps	$577,389	$4,750,958	$(4,173,569)	-88%
Lumificient	2,874,678	2,981,355	(106,677)	-4%

Total revenue	$3,452,067	$7,732,313	$(4,280,246)	-55%

Total revenue for the nine months ended September 30, 2012 declined 55% to approximately $3,452,000 as compared to the nine months ended September 30, 2011. Sales of Lumificient products decreased approximately $107,000, or 4%, to approximately $2,875,000 for the first nine months of 2012 compared to approximately

$2,981,000 for the same period of 2011. Lumificient grew its sales to several large national sign customers during the second and third quarters of 2012. This growth served to partially offset a drop in sales for non-sign lighting applications which the business gained in the first quarter of 2011 and did not replicate in 2012.

Sales of our Array LED lamps declined 88% to approximately $577,000 for the first nine months of 2012 compared to approximately $4,751,000 for the same period of 2011. The sales decrease of approximately $4,174,000 reflects the growth in sales of Array products associated with the 2011 launch of Array products for sale through the consumer market channel. In the second quarter of 2011, we completed our initial shipments of Array products to approximately 1,100 Lowe’s stores across the United States. In the third quarter of 2011, we initiated shipments to Lowe’s distribution centers to meet anticipated replenishment demand from the Lowe’s stores. We expect that sales to this customer will not be significant in 2012 due to low consumer acceptance of our Array products at their current price points. In addition, sales of our Array products in particular have been adversely affected by our deteriorating financial condition, business prospects and the associated actions taken by our Company.

Gross Profit

	(Unaudited) Nine Months Ended September 30,
	2012	2011	Change	%
Revenue	$3,452,067	$7,732,313	$(4,280,246)	-55%
Cost of sales	3,830,215	5,582,692	(1,752,477)	-31%

Gross (loss) profit	$(378,148)	$2,149,621	$(2,527,769)	-118%

Gross margin %	-11%	28%

Negative gross profit for the nine months ended September 30, 2012 was approximately $378,000, or -11% of revenue, as compared to gross profit of approximately $2,150,000, or 28% of revenue for the comparable period of 2011. Direct gross margin, which is revenue less material cost, remained flat at 40% for both periods. Array direct gross margins declined due to market price pressures and our inventory liquidation efforts. Lumificient experienced a decline in direct gross margins due to the growth in national sign lighting programs where pricing is more competitive. These declines however were offset by the shift in sales mix from Array products to Lumificient’s products, resulting in our direct gross margin remaining flat.

Distribution costs, which include some light assembly costs, for the first nine months of 2012 increased approximately $830,000 to approximately $1,769,000 as compared to approximately $939,000 for the same period of 2011. The increase in distribution costs includes approximately $1,184,000 more expense for inventory adjustments recorded through September 30, 2012 compared to the same period in 2011. As a result of deteriorating market conditions, aggressive pricing by our competitors and our inventory liquidation efforts, we recorded a write down of Array inventory to allow us to price our Array products accordingly. We are reviewing our sourcing strategy and may decide to discontinue certain products. Offsetting these higher inventory adjustments for the first nine months of 2012, freight expense decreased by approximately $232,000 on the lower sales volume and depreciation declined by approximately $85,000, compared to the same period in 2011. In addition, distribution costs for Lumificient remained flat through the first nine months of 2012 compared to the same period of 2011.

Operating Loss and Expenses

	(Unaudited) Nine Months Ended September 30,
	2012	2011	Change	%
Gross (loss) profit	$(378,148)	$2,149,621	$(2,527,769)	-118%
Less operating expenses:
Selling, general and administrative	3,854,782	4,654,095	(799,313)	-17%
Research and development	448,920	631,799	(182,879)	-29%
Impairment charge	3,397,212	—	3,397,212	N/A

Total operating expenses	7,700,914	5,285,894	2,415,020	46%

Operating loss	$(8,079,062)	$(3,136,273)	$(4,942,789)	158%

Selling, general and administrative (SG&A) expenses were approximately $3,855,000 for the nine months ended September 30, 2012 as compared to approximately $4,654,000 for the same period in 2011, a decrease of approximately $799,000, or -17%. For the nine months ended September 30, 2012, employee compensation expense in our corporate and Array business units decreased by approximately $504,000 while travel-related costs across these business units decreased by approximately $60,000 as compared to the same period in 2011. Commission expense declined by approximately $64,000 on the lower Array sales for the nine months ended September 30, 2012 as compared to the same period in 2011. The expiration of our lease in Orlando reduced facility expense by approximately $81,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. Noncash stock compensation expense decreased by approximately $247,000 for the nine months ended September 30, 2012 compared to the same period in 2011.

These expense reductions were offset by higher expense of approximately $265,000 to resolve patent infringement litigation and other potential claims for the nine months ending September 30, 2012 compared to the same period in 2011.

Research and development costs were approximately $449,000 during the nine months ended September 30, 2012 as compared to approximately $632,000 during the same period in 2011. This decrease of approximately $183,000 was primarily due to lower costs in our corporate engineering department, including lower employee compensation expense of approximately $129,000 and lower project-related costs of approximately $54,000.

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

Non-operating Expense

In the third quarter of 2012, we recorded a gain on debt restructuring of approximately $1,048,000 related to our extinguishment of debt concurrent with the Investment. The Exchange Notes had a principal value of $2.4 million, plus accrued interest. The Exchange Notes were exchanged for a total of $880,000 in cash and 1,000,000 million shares of our Common Stock.

Income Taxes

We have provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the nine months ended September 30, 2012 and 2011, respectively.

Net Loss

Net loss for the nine months ended September 30, 2012 and 2011 was approximately $7,240,000 and $3,226,000, respectively, including income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,000 in 2012 and $7,000 in 2011. After including the effect of the accretion of the beneficial conversion feature for the Series B convertible preferred stock that we issued to the Investor on September 25, 2012, net loss attributable to common stockholders was approximately $12,435,000 and $3,226,000 for the nine months ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share attributable to common stockholders was $0.75 and $0.20 for the nine months ended September 30, 2012 and 2011, respectively. Basic and diluted loss per common share from continuing operations attributable to common stockholders was $0.75 and $0.20 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of approximately $4,298,000, compared to cash and cash equivalents of approximately $3,015,000 at December 31, 2011. We had working capital at September 30, 2012 and 2011 of approximately $5,326,000.

Net cash used in operating activities increased approximately $623,000 to approximately $2,937,000 for the nine months ended September 30, 2012, as compared to approximately $2,314,000 for the nine months ended September 30, 2011. Net loss adjusted for non-cash items for the nine months ended September 30, 2012 increased by approximately $1,396,000, as compared to the same period in 2011. Cash generated from operating assets and liabilities increased to $686,000 for the nine months ended September 30, 2012 compared to cash used for operating assets and liabilities of approximately $87,000 for the same period in 2011.

Net cash used in investing activities for the nine months ended September 30, 2012 was approximately $95,000 as compared to net cash provided by investing activities of approximately $767,000 in the same period of 2011. Cash provided by investing activities for the nine months ended September 30, 2011 is primarily the result of the collection of the approximately $1,110,000 note receivable related to the sale of our Legacy Commercial and Pool Lighting Businesses. Cash used for the purchase of property and equipment, net of proceeds from the disposal of fixed assets, decreased by approximately $197,000 for the nine months ended September 30, 2012, as compared to the same period in 2011, and cash used for patents, trademarks and other intangible asset costs in the nine months ended September 30, 2012 decreased by approximately $51,000 compared to the same period in 2011.

Net cash provided by financing activities increased by approximately $3,995,000 for the nine months ended September 30, 2012 as compared to the same period in 2011. This increase primarily was the result of the Investment by RVL 1 LLC offset by the exchange and termination of the Company’s convertible promissory notes. For the nine months ending September 30, 2011, the Company also received approximately $320,000 in net proceeds from the exercise of employee stock options and warrants.

As our financial condition deteriorated during the last several months, it became necessary for us to accelerate our cash conservation measures, including delaying or withholding payments to vendors and terminating employees. Some of our suppliers and service providers had stopped doing business with us, some had threatened collection actions and others were expected to do likewise unless funding was obtained. In conjunction with the Investment by RVL 1 LLC, certain of our vendors and service providers agreed to accept payments less than the outstanding balance owed to them. As a result of the Investment and subsequent payments to our suppliers and service providers, we believe we have successfully restored our relationship and credit with our primary vendors.

Our liquidity is affected by many factors. Some of these factors are based on operations of the business and others relate to the uncertainties of national and global economies and the lighting industry. Any disruption of the capital markets or decline in economic conditions could negatively impact our ability to achieve profitability or raise additional capital when needed. Our ability to maintain adequate liquidity and achieve long-term viability is dependent upon successfully managing our costs and expenses and increasing revenue. There can be no assurance that we will be able to maintain adequate liquidity or achieve long-term viability. We face significant challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders. We believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet our planned operating expenses through the next twelve months.

If we decide to accelerate the growth of our operations in response to new market opportunities or to acquire other technologies or businesses, or if our revenue grows more slowly than we anticipate or we incur unexpected costs, we will need to raise additional capital. Additional capital may come from several sources, including proceeds from the exercise of outstanding options and warrants, the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share, and adversely affect the prevailing market price for our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, or at all, we may be unable to expand our business or pursue an acquisition and our business, results of operations and financial condition may be materially adversely affected.

Contractual Obligations

On September 12, 2012, we entered into the Investment Agreement described above under the caption “Recent Events.” The transactions contemplated by the Investment Agreement closed on September 25, 2012. In addition, concurrent with the closing of the Investment, we consummated the Note Exchange described under the caption “Recent Events.” As of September 30, 2012, there have been no other material changes to our contractual obligations disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies

As of September 30, 2012, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of September 30, 2012, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows Nexxus to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, Nexxus paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012 the action was dismissed without prejudice.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

3.1	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock of Nexxus Lighting, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012)

10.1*#	Settlement and Patent License Agreement dated as of August 1, 2012 between Koninklijke Philips Electronics N.V. and the Company

10.2	Investment Agreement dated September 12, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 17, 2012)

10.3	Exchange Agreement dated September 12, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 17, 2012)

10.4	Registration Rights Agreement dated September 25, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 26, 2012)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Nexxus Lighting, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T
#	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted provisions for which confidential treatment has been requested have been filed separately with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXXUS LIGHTING, INC.

By:	/s/ Michael A. Bauer	Date: November 14, 2012

Michael A. Bauer, Chief Executive Officer

(Principal Executive Officer)

By:	/s/ Gary R. Langford	Date: November 14, 2012

Gary R. Langford, Chief Financial Officer

(Principal Financial and Accounting Officer)