Form 10-K
period 2012-12-31
Revolution Lighting Technologies, Inc.
filed 2013-04-16
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23590

REVOLUTION LIGHTING

TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3046866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (203) 504-1111

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2012, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $4,607,000.

As of March 28, 2013, there were 74,871,444 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive information statement for the 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and anticipated future losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital, as needed;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•

A substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values;

•

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to shareholders of other NASDAQ-listed companies; our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions;

•

the risk that demand for our LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisition of Seesmart Technologies, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

•

the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.

The factors listed under Item 1A. Risk Factors of this Annual Report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives or plans of our company will be achieved. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements.

PART I

Item 1.	Business.

General

All references in this report to “Revolution,” “Revolution Lighting,” “we,” “us,” “our company” or “our” refer to Revolution Lighting Technologies, Inc. and our consolidated subsidiaries.

We design, manufacture, market and sell high-performance, commercial grade, LED replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products. We sell these products under the Seesmart, Array Lighting and Lumificient brand names. Our products incorporate many proprietary and innovative features. We believe that our product offering and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling LED lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales representatives, and energy savings companies.

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment includes the Seesmart business and our Array business, which has been integrated with the Seemart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this report, we sometimes use “Seesmart” to refer to our LED replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

History of Our Business

We began shipping our line of Array LED replacement lamps in December 2008 and continued to launch Array products in 2009. We broadened the product line by adding additional lamp sizes and options, as well as upgrades to the original products.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). Our Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding our Array business and the business of Lumificient. The divestiture of these businesses fits with our strategic plans to focus our resources on businesses where we see more significant long-term growth potential. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

In 2011, we expanded our sales of Array replacement lamps to the residential consumer market channel through a large home improvement retailer. In March 2011, the retailer began offering our Array lamps through its website and in approximately 1,100 of the retailer’s stores. However, we experienced low customer acceptance of our Array products at the price points they were offered. Sales of Array products did not meet expectations and our financial condition materially deteriorated, further adversely affecting our sales.

On September 25, 2012, we completed the transactions contemplated by an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC, an affiliate of Aston Capital, LLC whereby the Company issued to RVL 1 LLC shares of Series B Convertible Preferred Stock, representing approximately 73% of the Company’s outstanding voting stock. The proceeds from the Investment were used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection the settlement of a lawsuit, to pay the fees and expenses in connection with the Investment and for working capital purposes. The Investment resulted in a change in control of the Company under applicable regulations of The NASDAQ Stock Market (“NASDAQ”) and was consummated pursuant to an exception from the NASDAQ stockholder approval rules pursuant to the “financial viability exception” set forth in NASDAQ Rule 5635(f).

On November 14, 2012, the Company filed with the Secretary of State of Delaware an amended and restated Certificate of Incorporation to change the Company’s name from “Nexxus Lighting, Inc.” to “Revolution Lighting Technologies, Inc.”

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), headquartered in Simi Valley, California. Seesmart has a significant current pipeline of potential projects that include large school districts, commercial office and retail buildings, as well as industrial and government facilities. Recent Seesmart customers include SL Green of New York City, N.Y.; the Memorial Sloan-Kettering Cancer Center in New York; the City of Los Angeles; and the Cerebral Palsy Associations of New York. With the recent acquisition of Seesmart, we are targeting the commercial segment sales channel and are moving away from the big box store model we previously pursued. Seesmart began shipping LED products in July 2008 and quickly gained traction in the commercial market segment with customers ranging from defense contractors to grocery retailers. Seesmart is a leading LED solutions provider with a range of solutions serving the commercial lighting market. Seesmart’s strong management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. Seesmart has a growing group of 56 exclusive distributors in the United States and 300 sales representatives promoting Seesmart products, along with more distributors in selected international locations. In addition, it has established centers of excellence in key U.S. locations, which are used to provide distributor training and to demonstrate and develop state-of-the-art lighting solutions in realistic product environments. Seesmart has a unique and extensive end-to-end product line for both indoor (interior) and outdoor (exterior) applications that is highly complementary to our existing Array product line. With the recent acquisition of Seesmart by Revolution, the Array and Lumificient brands are now being integrated into Seesmart’s product categories and offered through Seesmart’s sales channels.

We completed the acquisition of Seesmart for consideration of approximately $10.1 million in cash, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. In connection with the funding of the Seesmart acquisition, the Company closed an investment agreement with RVL whereby the Company issued 10,000 shares of Series C preferred stock to RVL 1 LLC for cash of $10 million.

Recent Developments

On February 21, 2013, the Company closed on an investment agreement whereby the Company issued 5,000 shares of Series E preferred stock to RVL 1 LLC for cash of $5 million.

On March 8, 2013, the Company closed on an investment agreement with two affiliated institutional investors whereby the Company issued to each investor (i) 2,136,752 shares of the Company’s common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of Common Stock for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the Investment are to be used for general corporate and working capital purposes. The Investors will be entitled to receive up to an additional 1,250,000 shares of Common Stock (such number of shares is the maximum number issuable to both Investors in the aggregate) if the volume-weighted average price of a share of Common Stock as reported by Bloomberg Financial Markets for the 20 consecutive trading days ending on the last trading day prior to March 8, 2014 is less than $1.40.

On March 8, 2013, the Company executed an agreement in which the Company acquired the rights certain assets for $500,000 in cash. Concurrently, the Company entered into a five-year sales consulting agreement with the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets. In addition, the Company agreed to issue 1,150,000 shares of the Company’s common stock to the sellers which vests over the five-year term of the agreement.

The Lighting Industry

The global lighting industry generally is divided between two major market segments: commercial and residential. Within these two market segments exist two broad product categories: fixtures and light bulbs (referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, luminaires and power/heat-control systems, while lamps consist of the replaceable devices that emit light. Conventional lamps include incandescent, fluorescent and high-intensity discharge (HID) products. For residential applications within the general illumination market, inexpensive incandescent and, to a lesser extent, compact fluorescent (CFL) bulbs have been the preferred choice. For commercial applications, we believe that the more expensive and durable fluorescent and HID bulbs and fixtures have the largest market share at this time.

With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, conventional light sources, such as incandescent lamps, are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy-efficient nature of LED technology makes it an environmentally friendly light source, and the compact size of LEDs has created new possibilities in lighting fixture and lamp design. Product selection is influenced by a number of factors, including overall cost, energy efficiency, product life, lumen output and other product features, as well as regulatory and environmental factors. We believe our unique advanced lighting solutions are well positioned to increasingly displace conventional lighting in each of our targeted markets.

In North America, lighting manufacturers typically sell products through manufacturer’s representatives, electrical supply representatives, or an internal sales force to electrical wholesale distributors. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

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

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases and their performance improves, we expect that they will continue to compete more effectively in the general illumination market versus traditional lighting. High-brightness LEDs are the core, light-producing components within an LED lighting system. We believe the LED lighting industry is experiencing the following trends:

Technological Innovations Expand LED Functionality. Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs to compete with traditional lighting solutions for applications in residential, industrial and commercial markets.

In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

High Energy Costs Drive LED Adoption. As energy prices continue to rise, businesses and consumers will increasingly adopt new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to Strategies Unlimited, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Compact fluorescent (CFL) bulbs are generally favored by today’s consumers for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, bulb life, and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains, we believe LED adoption should continue to expand. For example, LED bulbs are currently outselling CFL lamps in Japan as the quality of light is far superior to CFLs. In 2011, an exhaustive analysis of the global lighting market by a leading consulting company predicts that the LED market share for new construction will grow from 7% in 2010 to 70% in 2020. In the same period, LED market share for replacement lamps and retrofits will soar from 5% to 53%. In dollars, the same study estimated that the overall LED lighting market will grow by about 30% per year and reach approximately $84 billion (€65 billion) in 2020. (Dollars calculated at current euro exchange rates.)

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

Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 100-watt light bulb and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

Utility Companies Are Rewarding Conservation Efforts. Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits. In an effort to encourage the development of high-quality, energy-efficient LED lamps eligible for utility rebates, the DesignLights Consortium (DLC) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified-products list, making them eligible for substantial rebates from utility companies. Seesmart currently offers 17 DLC-listed lighting products and continues to develop and submit more products for DLC certification. At present utility subsidies are generally geared toward CFLs. Given the greater efficiency and more attractive conservation features of LED lighting, we believe subsidies for LEDs will become increasingly popular and drive up demand.

While LEDs are rapidly gaining popularity, one of the biggest challenges remaining is educating the end user on the true benefits that LED technology provides. Seesmart’s unique go-to market strategy has given us the competitive edge, setting ourselves apart as both industry leaders and educators within the commercial LED lighting space.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Energy-Efficient and Environmentally Conscious Lighting Solutions. Our product offerings feature our Seesmart brand, Array brand and Lumificient brand of LED lighting solutions, all of which we believe to be some of the highest quality LED lighting systems in the industry. Based upon our review of publicly available performance data from competitors, our products can provide a quicker return on investment (ROI) than competitive products, and up to 90% energy savings over incandescent lamps. We have designed our product lines to be value-engineered to produce cost-effective, high-quality lighting solutions. Four of our Array lamps were among the first lamps to be certified under the Energy Star program that began accepting applications in September 2010. In February 2012, our Array R30 lamps were the first LED reflector lamp replacements to earn the full 50,000-hour certification by Energy Star. This 50,000-hour life is equivalent to more than 10 years when the lamp is on for twelve hours per day.

Product Development and Value-Engineered Products. By designing our products utilizing what we believe to be the best-in-class third party components, we are able to rapidly integrate the latest technology into our products, allowing us to maintain an agile position in the marketplace. We invest our research and development resources in optimizing our product designs and evaluating components to our products. Our use of a variety of third party manufacturers for assembly of our finished products also provides us flexibility to find the highest quality, efficient solution for each product. Our value-engineering process reduces our overhead by eliminating the need for amassing large amounts of inventory that can quickly become outdated and facilitates the use of commercialized components that enable us to leverage market adoption and deliver high-quality, top-performing and affordable products.

Reliable, High-Quality and Cost-Competitive Solutions. We design, manufacture and sell high-quality and reliable products across all of our brands with demonstrable performance advantages that are cost competitive. Many of our products are designed to operate for up to 50,000 hours and are backed by warranties of up to 7 years. We achieve this, in part, through a combination of sourcing high-quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous third-party product testing. To deliver cost-competitive solutions, we are investing in technology advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary automated manufacturing process. Additionally, several of our products have qualified with Energy Star and DLC for conservation-driven incentives with utilities, and we plan to apply for rebate programs with other utilities in the U.S. as they become available. This should translate into additional economic incentives for our customers to purchase our products.

Distributor & Dealer Network. Seesmart has a distributor and dealer base that is well-educated in LED lighting technology and very motivated as business owners and operators. To date, Seesmart has 56 exclusive dealers and distributors in the United States and more distributors in five other countries. Seesmart is on track to continue to grow its distributor base at a rate of fifteen dealers annually. Our distributor and dealer network provides us with a competitive advantage in delivering high-quality products and providing leading end-user education.

Experienced Management Team. Our senior management team includes individuals with diverse backgrounds and broad experience. We are led by our Chief Executive Officer, Robert V. LaPenta, a very successful leader with over 30 years of executive management experience in building billion-dollar companies, and our President and Chief Financial Officer, Charles Schafer, with over 30 years of executive management experience. Our management team has demonstrated the ability to drive organic growth and pursue and integrate strategic acquisitions.

Our Growth Strategy

Our objective is to become the leading provider of advanced LED lighting solutions. Key elements of our growth strategy include:

Education. We believe that end-user education is key. While there is a growing need for unique advances in LED engineering, the market is still slow to embrace the technology. Through education, we have created a sales force that provides the knowledge necessary to drive the commercial market. By introducing new products with longer life and lower cost we believe that the LED market and its acceptance will continue to grow at a rapid rate.

Expanding our White-Light LED Product Portfolio. We are expanding our white-light LED product portfolio for general illumination. We currently have over 16 categories of lighting products offering our customers the ability to retrofit 99%, if not 100% of their facilities with LED technology. As our goal is to serve our customers and create a quality experience in both product and service, we will continue to expand these categories and add necessary fixtures and lamps to increase our offering as an LED solution provider.

Developing and Protecting Our Intellectual Property. We have devoted significant resources to building an advanced research and development team for developing complementary intellectual property to expand our portfolio of advanced lighting technologies. Securing and defending intellectual property related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our intellectual property portfolio allows us to compete on the basis of our technology, which we believe gives us an advantage over many of our larger competitors.

Capitalizing on Opportunities in Our Target Markets. We believe there is a growing need for unique, advanced lighting solutions across our target markets. We expect to continue to introduce innovative advanced lighting products as we believe there exists significant opportunities to grow market share. By introducing new products and expanding sales of existing products, we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Expanding our products and increasing our sales also allows us to gain additional leverage from sales representatives within our distribution network.

Products

Seesmart, Inc. is the primary operating entity under the Revolution umbrella for LED products. The Array product line and the Lumificient product line are in the process of being integrated into the Seesmart product family. Seesmart maintains categories of LED products as follows:

•	Decorative Lighting

•	Exterior Lighting

•	High- and Low-Bay Lighting

•	Multi-Purpose Lighting

•	Interior Lighting

•	Linear Tube Lighting

•	Luminaire Retrofit Kits

•	Other Products

These categories encompass well over 500 different products with various color-temperature choices, optic angles, lens options, and wattages. Applications include interior use, exterior use, new fixture installation, retrofit installation, and integration of our LED technology into custom applications. We have standard-performance, high-performance and ultra-high-performance categories with our product offerings. These are broken down by price and performance requirement.

Array LED Replacement Lamps: These products are targeted at replacing PAR/R series lamps. Specific units have the Energy Star qualification. These are being sold through Seesmart as an ultra-high-performance product line. They carry a higher price point, given their higher performance specifications and required certifications.

Lumificient Signage and Strip Lighting: Our Lumificient products target the sign market primarily with the Hyperion R-Lite™. Increasingly, these products are expanding into non-signage applications, such as vending machines, illuminated display tables, and architectural applications. These products are energy-efficient, easy to install, and highly dependable.

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high intensity discharge (HID), metal halide (MH) and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

In the general illumination market, we compete with traditional lighting companies that include Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Juno Lighting Group (a division of Schneider Electric SA), Osram Sylvania, GE Lighting and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.). Our LED products tend to be alternatives to conventional lighting sources for applications within the commercial market. In these markets, we compete on the basis of performance, energy savings, lamp life, and durability.

We also compete with providers of LED replacement lamps and other energy-efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Lighting Science Group Corporation; certain packaged LED suppliers such as Cree, as well as multiple low-cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality, brightness, and DLC, Energy Star and UL certifications.

We believe that we will compete favorably in our markets, based on the following factors:

•	Breadth and diversity of high-quality product offerings

•	Innovative products at competitive price points

•	UL, DLC and Energy Star certifications

•	Ability to offer various levels of products and a custom product program

•	Value-engineered products producing a fast ROI

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and advanced lighting solutions and introducing these products at competitive prices on a timely basis.

Sales and Marketing

We are an LED solutions provider; we believe that we furnish exceptional customer service and the highest-quality LED products available for commercial installation.

We market and sell our LED products through our distribution network. All of our distributors and dealers are recruited, trained, and managed by us directly. We maintain a firm policy on the use of our name in regards to branding, and we control the messaging going to our end users in all of our self-generated collateral material. Lumificient products historically have been sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts. With its integration into Seesmart, the products will now be sold through the Seesmart network as well as Lumificient’s legacy customers. The Array brand of products will also be offered through the Seesmart sales channels.

Seesmart promotes its brand and products through print media, online media, trade shows and educational seminars. Our advertising is geared toward lead generation, distributor and dealer recruitment, brand awareness, and end-user acceptance of LED technology.

We maintain a channel management team in-house that serves our distributor and dealer base for support. As we grow, we plan to grow our team to manage their accounts and give them the support they need to build their business and promote the brands we own.

Manufacturing and Suppliers

We design and engineer our products and outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocated the manufacture of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted in our Seesmart headquarters in Simi Valley, California, where we also manufacture certain of our “Made in U.S.A.” products.

Some of our products use a custom LED package. Although we currently are dependent on these suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay at our third-party manufacturers or in the supply of the components, or in our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products, and develop solutions for customer applications. We believe that our quick responsiveness to customer demands and our ability to achieve industry certifications such as UL, DLC and Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2012, we spent approximately $555,000 on engineering and product development activities, as compared to approximately $834,000 in 2011. We continue to invest in our product development team, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

We currently hold 49 patents related to our LED lighting intellectual property and have 31 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization.

Although we expect that several of our patent applications will issue, we cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

Royalties

In connection with our acquisition of Lumificient Corporation, in April 2008 we agreed to pay annual royalties to the founder of Lumificient Corporation. Subject to, and upon, the terms and conditions set forth in an agreement dated March 25, 2009, royalties are payable as follows: (i) 25% of royalties (as defined in such agreement) received by us from licensing certain intellectual property specified in the agreement (the “Array IP”) and (ii) 2% of the revenue (as defined in the agreement) received by us from the sale of products incorporating the Array IP. The obligation to pay these royalties terminates after calendar year 2014, or earlier, as set forth in the agreement.

In February, 2010, Seesmart, Inc. agreed to pay quarterly royalties to Altair Engineering, Inc. Subject to, and upon, the terms and conditions set forth in a royalty-bearing license agreement between Seesmart, Inc. and Altair Engineering, Inc. dated February 1, 2010, royalties are payable based on net sales invoiced and received by Seesmart, Inc. from the sale of applicable LED tube products for the replacement of fluorescent tubes incorporating features documented in US Patent Numbers 7,049,761 and 7,510,299.

In connection with a patent settlement agreement with Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”), Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows us to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. See “Item 3. Legal Proceedings”.

Regulations, Standards and Conventions

Our products are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

Many of our customers require that our products be listed by UL. UL is a U.S., independent, nationally recognized testing laboratory and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials, and systems for compliance to specific requirements, and it permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. Many of our LED lighting products are UL-listed, which boosts demand by ensuring their quality and safety.

Today, many of our customers and end-users also expect our products to meet the applicable DLC or Energy Star requirements. DLC and Energy Star are industry standards for energy-efficient lighting products. To qualify for Energy Star certification, LED lighting products must pass a variety of rigorous tests to prove that the products have certain performance and efficiency characteristics. Four of our Array lamps were among the first lamps to be certified under the Energy Star program, which began accepting applications for lamps in

September 2010. A variety of our LED products are DLC-listed, too, making them eligible for valuable rebates from utility companies. DLC currently lists 17 Seesmart LED products on its Qualified Products List. Like Energy Star, DLC sets stringent product performance and efficiency requirements that manufacturers must meet to qualify for certification. In fact, DLC bases many of its performance requirements on the Energy Star model. However, unlike Energy Star, which primarily regulates products for the residential lighting market, DLC regulates lighting products manufactured for the commercial market. By designing and manufacturing LED products that meet DLC, Energy Star and UL standards, we expect to further improve our sales and industry reputation.

Employees

As of March 31, 2013, we had a total of 46 full-time employees and 2 part-time employees. We enjoy good employee relations. None of our employees is a member of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

We were incorporated in Delaware on December 16, 1993. We are the successor by merger to a Florida corporation named Super Vision International, Inc., which was incorporated in January 1991. In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. In November 2012, we changed our name from Nexxus Lighting, Inc. to Revolution Lighting Technologies, Inc. Our principal executive offices are located at 177 Broad Street, 12th Floor, Stamford, CT 06901. Our telephone number is (203) 504-1111 and our website is located at www.rvlti.com.

We are a public company and are subject to informational requirements of the Securities Exchange Act of 1934. Accordingly, we filed periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. We maintain a corporate website at www.rvlti.com. We intend to use our website as a regular means of disclosing material information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

Item 1A. Risk Factors.

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known or currently deemed immaterial may also adversely affect our company.

We have a history of losses and may incur losses in the future. We have limited revenues and may be unable to cover our cost of operations unless we successfully increase our revenues and generate sufficient operating income from the sale of our products or raise additional debt or equity capital.

We have experienced net losses of approximately $8,577,000 and $5,469,000 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, we had an accumulated deficit of approximately

$50,290,000 and negative working capital of approximately $3,106,000, including cash and cash equivalents of approximately $4,434,000. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our Seesmart product line and improving our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations.

We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which may result in operating losses in future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products, including our Seesmart product line. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We have funded our operations primarily through the issuance of common and preferred stock. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The future issuance of additional shares of common stock and/or preferred stock could dilute existing shareholders.

Pursuant to our Articles of Incorporation, we currently have 120,000,000 shares of common stock authorized and 5,000,000 shares of preferred stock authorized. In connection with our 2013 Annual Meeting of Stockholders, our Board of Directors has recommended that stockholders approve an amendment to our Certificate of Incorporation which would increase the number of shares of common stock authorized for issuance to 150,000,000 shares. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing shareholders.

In addition, our Articles of Incorporation provide that our Board of Directors may designate the rights and preferences of preferred stock without a vote by the shareholders. A new series of preferred stock holders could adversely affect the rights of holders of common stock insofar as such series:

•	provides for voting, redemption and conversion rights to the detriment of the holders of common stock;

•	provides for dividends that must be paid prior to any distributions on our common stock

•	receives preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation; or

•	has to potential to delay, defer or prevent a change in control of our company, and discourage bids for our common stock.

A substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values.

As of March 28, 2013, 74,871,444 shares of our common stock were outstanding. Up to 20,501,754 additional shares of our common stock may be issued upon the conversion of our issued and outstanding preferred stock. Our preferred stock consists of shares of Series B preferred stock, convertible into 153 shares of common stock at a conversion price of $0.13, shares of Series C preferred stock, convertible into 14,515,895 shares of common stock at a conversion price of $0.6889 (subject to the issuance of additional shares in the event of a liquidity event and for accrued dividends), shares of Series D preferred stock, convertible into 1,712,171 shares of common stock at a conversion price of $0.6959, and Series E preferred stock, convertible into 4,273,504 shares of common stock at a conversion price of $1.17. All of the outstanding shares of our Series B, C, and E are held by RVL 1, LLC. None of our shares of Series C or E preferred stock are currently convertible into shares of our common stock. These shares are expected to become convertible into shares of the Company’s common stock in the second quarter of 2013.

The conversion of the convertible preferred stock into common stock may result in significant dilution to our current stockholders. In addition, sales of large amounts of common stock in the public market upon exercise or conversion could materially adversely affect the share price.

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to shareholders of other NASDAQ-listed companies.

A majority of our outstanding stock is owned by RVL 1, LLC. As a result, we are a “controlled company” within the meaning of NASDAQ Marketplace Rule 5615. As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, including that:

•	compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee comprised solely of independent directors; and

•	director nominees be selected or recommended to the board of directors by a majority of its independent directors or by a nominating committee that is composed entirely of independent directors.

We currently utilize these exemptions and intend to do so in the future. Accordingly, our shareholders are not and will not be afforded the same protections as shareholders of other NASDAQ-listed companies that are subject to the NASDAQ corporate governance requirements. As a result, it is possible that our directors will have interests and take actions that are in conflict with the interests of the shareholders.

We are controlled by our majority shareholder, RVL 1, LLC whose interests may not be aligned with the interests of our other shareholders.

RVL 1, LLC beneficially owns a majority of our outstanding shares of common stock and preferred stock. Consequently, RVL 1, LLC controls the outcome of all matters submitted for shareholder action, including the composition of our board of directors and the approval of significant corporate transactions. Through its representation on our board of directors, RVL 1, LLC has a controlling influence on our strategic direction, policies and management, including the ability to appoint and remove officers. As a result, RVL 1, LLC may cause us to take actions that may not be aligned with the interests of other shareholders. For example, RVL 1, LLC may prevent, delay or accelerate any transaction involving a change in control of us or in which our shareholders might receive a premium over the prevailing market price for their shares, or may determine to pursue a transaction not involving a premium.

If we are not able to compete effectively against companies with greater resources, our prospects for future success will be  jeopardized.

The lighting industry is highly competitive. In the high performance lighting markets in which we sell our LED lighting solutions, our products compete with lighting products utilizing traditional lighting technology provided by larger and better-established lighting operators. Management expects competition to intensify in the future. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. Our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with, larger, well established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies, and devote substantially more resources to product development. It is difficult to effectively compete with companies that have these resources so we cannot assure that we will ever become a significant company in the industry.

In the replacement lamp market where we sell our Array line of LED products, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE Lighting, Osram Sylvania and Royal Philips Lighting. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands Lighting, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Electronics. In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.

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

Integration of Seesmart Technologies Inc. may be difficult to achieve and will consume significant financial and managerial resources which may adversely affect operations.

Part of our strategy to increase revenue and market share is to grow through strategic acquisitions in order to complement and expand our business. On December 20, 2012, we acquired Seesmart Technologies Inc. This acquisition involves risks related to the integration and management of technology, operations and personnel of two companies. The integration of this business will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner. We must operate with Seesmart Technologies Inc. as a combined organization utilizing common information and communications systems, operating procedures, financial controls and human resources practices.

We may encounter substantial difficulties, costs and delays involved in integrating our operations with Seesmart Technologies Inc., including:

•	exposure to unknown liabilities of Seesmart Technologies Inc. or its assets;

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	inability to implement uniform standards, controls, procedures and policies;

•	failure to maximize our financial and strategic position by the successful incorporation of Seesmart Technologies Inc.’s technology;

•	failure to realize the potential of Seesmart Technologies Inc.’s technologies, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

In addition, we are transitioning our Corporate headquarters from Charlotte, North Carolina to Stamford, Connecticut. Seesmart has California and Illinois locations. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

We have made strategic acquisitions in the past and may do so in the future, which may adversely affect our operating results,  financial condition and existing business.

We may continue to expand our business through strategic acquisitions as we have in the past. The success of any acquisition will depend on, among other things:

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

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisition of Seesmart Technologies Inc. and in consideration of future acquisitions, goodwill and other intangible assets have been or will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified. Such charge could have a severe negative impact on our business, financial condition and results of operations. The following factors also could result in material charges that would adversely affect our results:

•	charges for stock-based compensation;

•

accrual of newly identified pre-acquisition contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain pre-acquisition activities that duplicate those of the combined company or to reduce our cost structure.

If components used in our finished products become unavailable, or third-party manufacturers otherwise experience delays, we may incur delays in shipment, which would damage our business.

We depend on third-party suppliers for substantially all of our components and products. We purchase these products and components from third-party suppliers that serve the advanced lighting systems market and we believe that alternative sources of supply are readily available for most products and components. However, consolidation in the LED lighting industry could result in one or more current suppliers being acquired by a competitor, rendering us unable to continue purchasing necessary amounts of key components at competitive prices. In addition, for certain of our customized components, arrangements for additional or replacement suppliers will take time and result in delays. We purchase products and components pursuant to purchase orders placed from time to time in the ordinary course of business. This means we are vulnerable to unanticipated price increases and product shortages. Any interruption or delay in the supply of components and products, or our inability to obtain components and products from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

In an effort to reduce manufacturing costs, we outsource the production of certain parts and components as well as finished goods in our product lines to a number of suppliers. There is no production overlap between our third-party manufacturers domestically and overseas.

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

We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S. and China. These manufacturers supply raw materials (in some cases we procure and provide our contract manufacturers with certain components, such as LEDs) and provide necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

Our reliance on contract manufacturers involves certain additional risks, including the following:

•	lack of direct control over production capacity and delivery schedules;

•	lack of direct control over quality assurance, manufacturing yields and production costs;

•	risk of loss of inventory while in transit from foreign manufacturers; and

•

risks associated with international commerce, particularly with China, including unexpected changes in legal and regulatory requirements, changes in tariffs and trade policies, risks associated with the protection of intellectual property and political and economic instability.

Any interruption in our ability to manufacture and distribute products could result in delays in shipment, lost sales, reductions in revenue and damage to our reputation in the market, all of which would adversely affect our business.

We depend on distributors and independent sales representatives for a substantial portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

We intend to continue to seek strategic relationships to distribute, license and sell certain products. Most of our products are sold through independent distributors and agents. A portion of our revenue comes from sales to distributors including systems integrators, distributors and resellers. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. The agreements that are formalized in a contract are generally short-term, not exclusive, and can be cancelled by these sales channels without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

If we do not successfully expand our distribution network, we may not be able to increase sales to meet growth expectations.

Our growth depends on our ability to expand our distribution network and our internal sales and service organization. Future success depends on substantially increasing the size and scope of the distribution network, both domestically and internationally. We may face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis.

Moreover, given the large scale deployment required by some customers, we may need to hire and retain a number of highly trained customer service and support personnel. We cannot guarantee that we will be able to increase the size of the customer service and support organization on a timely basis to provide the high quality of support required by our customers. The ability to add additional business development and sales and customer service personnel could result in customer dissatisfaction and loss of customers.

Claims by others that our products infringe their patents or other intellectual property rights could prevent us from manufacturing and selling some of our products or require us to pay royalties or incur substantial costs from litigation or development of non-infringing technology.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We may receive notices that claim we have infringed upon the intellectual property of others. Even if these claims are not valid, they could subject us to significant costs. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert our attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. We have engaged in litigation and litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation may also be necessary to defend against claims of infringement or invalidity by others. A successful claim of intellectual property infringement against us and our failure or inability to license the infringed technology or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

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

To a significant extent, our success will depend on our senior management team, including the Chief Executive Officer, Robert V. LaPenta, the President, Charles Schafer, and other members of the executive team. The loss of any of these individuals could severely harm the business. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification of substantially all of our products from Underwriters Laboratories (UL) or Intertek (ETL) and in Europe we seek, and to date have appropriately self certified substantially all of our products with Conformité Européenne (CE). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products, such as Canadian Underwriters Laboratories (CUL) in Canada and Product Safety Electrical (PSE) in Japan. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, that we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain certification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration

Corporate Headquarters:	Charlotte, North Carolina	5,100	2013
Office and Warehouse:	Simi Valley, California	12,200	2015
Office, Distribution and Light Manufacturing:	Maple Grove, Minnesota	13,200	2015
Office and Training Center:	Evanston, Illinois	1,500	2015
Office:	Crystal Lake, Illinois	10,000	2014
Warehouse:	Charlotte, North Carolina	2,000	2013

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings.

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement and patent license agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows the Company to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, the Company paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012 the action was dismissed without prejudice. Prior to the merger of the Company with Seesmart, Seesmart also received a letter from Philips claiming patent infringement and threatening litigation if a license agreement was not negotiated. As a subsequently acquired subsidiary of the Company, Seesmart falls under the Company’s settlement agreement with Philips. However, Philips and Seesmart must first agree to the scope of infringing products, and Seesmart may be required to make a payment to address historical product sales.

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe three of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products. In September 2012, GE Lighting and Osram Sylvania filed requests for reexaminations of the three asserted CAO patents with the United States Patent and Trademark Office (“PTO”). The court stayed the litigation through February 28, 2013, pending a decision on the requests to grant the reexaminations. In November and December of 2012, the PTO ordered the reexamination of at least of the independent claims of the patents. The parties of the lawsuit have jointly agreed to stay the lawsuit until after the issuance by the United States Patent Office of a notice of intent to issue a reexamination certificate in any one of the identified reexaminations. The order for the stay was issued March 22, 2013.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “RVLT.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2012		2011
	High	Low	High	Low
First Quarter	$1.29	$0.76	$4.36	$2.01
Second Quarter	0.83	0.23	3.35	2.50
Third Quarter	1.08	0.11	2.99	1.18
Fourth Quarter	0.87	0.46	1.88	0.84

(b) The number of holders of record of our Common Stock on March 28, 2013 was 56. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future. In addition, for so long as shares of the Series B, Series C and/or Series E preferred stock are outstanding, the Company is prohibited from declaring dividends without the consent of the holders of at least a majority of the then outstanding Series B, Series C and Series E preferred stock.

(d)	Equity Compensation Plan Information as of December 31, 2012

The following table provides information as of December 31, 2012 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 10 of our Notes to Consolidated Financial Statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	( c) Number of common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	995,990	$4.28	381,170
Equity compensation plans not approved by stockholders	—	—	—

Totals	995,990	$4.28	381,170

Item 6.	Selected Financial Data.

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

Overview

We design, manufacture, market and sell high-performance, commercial grade, LED replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products. We sell these products under the Seesmart, Array Lighting and Lumificient brand names. Our products incorporate many proprietary and innovative features. Our product offering and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling LED lighting products for use in the commercial market segment, which include vertical markets such as industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally, primarily through our network of distributors and independent sales representatives.

On December 20, 2012, we acquired Seesmart Technologies, Inc., headquartered in Simi Valley, California. Seesmart is a LED solutions provider with a broad range of solutions serving the commercial lighting market. We believe that Seesmart’s strong management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. Seesmart has a growing group of 56 exclusive distributors in the United States and 300 sales representatives promoting Seesmart products, along with more distributors in selected international locations. In addition, it has established centers of excellence in key U.S. locations, which are used to provide distributor training and to demonstrate and develop state-of-the-art lighting solutions in realistic product environments. We believe that Seesmart has extensive end-to-end product line for both indoor (interior) and outdoor (exterior) applications that is highly complementary to our existing Array product line. With the recent acquisition of Seesmart by Revolution, the Array and Lumificient brands are now being merged into Seesmart’s product categories and offered through Seesmart’s sales channels.

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment include the Seesmart business and the Array business, which has been integrated with the Seemart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this report, we sometimes use “Seesmart” to refer to our LED replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

Revenue

Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED replacement lamps, lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations as a result of product mix considerations.

We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. Delays in product orders or changes to the timing of shipments or deliveries could cause our quarterly revenue to vary significantly. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. All of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased components and products from our contract manufacturers and manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory, freight and warranties. We source our manufactured products based on sales projections and customer orders. We purchase materials and supplies to support such demand.

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

Results of Operations

Revenue

	Year Ended December 31,
	2012	2011	Change	%
LED lamps	$792,068	$4,938,762	$(4,146,694)	-84%
Lumificient	3,689,287	4,049,086	(359,799)	-9%

Total revenue	$4,481,355	$8,987,848	$(4,506,493)	-50%

Total revenue for the year ended December 31, 2012 decreased 50% to approximately $4,481,000 as compared to the year ended December 31, 2011. Sales of our LED lamps decreased approximately $4,147,000 or 84% to approximately $792,000 for the year ended December 31, 2012 compared to approximately $4,939,000 for the year ended December 31, 2011. This sales decrease reflects the launch of Array products for sale through a large home improvement retailer in 2011 which did not repeat in 2012. Sales of Lumificient products decreased approximately 9% from approximately $4,049,000 for the year ended December 31, 2011 to approximately $3,689,000 for the year ended December 31, 2012 as a result of lower than expected demand in the fourth quarter of 2012. Our Seesmart subsidiary, which was acquired on December 20, 2012 did not have a material impact on revenue.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
	2012	2011	Change	%
Revenue	$4,481,355	$8,987,848	$(4,506,493)	-50%
Cost of sales	4,705,173	7,075,063	(2,369,890)	-33%

Gross profit	$(223,818)	$1,912,785	$(2,136,603)	-112%

Gross margin %	-5%	21%

Gross profit for the year ended December 31, 2012 was approximately a negative $224,000 compared to gross profit of approximately $1,913,000 for the year ended December 31, 2011. Gross margins decreased from approximately 21% of sales in 2011 to approximately negative 5% of sales in 2012. Our Seesmart subsidiary, which was acquired on December 20, 2012 did not have a material impact on gross profit. Direct gross margin, which is revenue less material cost, decreased from 41% for the year ended December 31, 2011 to 40% for the same period of 2012.

Distribution costs, which include some light assembly costs, increased to approximately $2,001,000, or 45% of revenue for the year ended December 31, 2012, as compared to approximately $1,774,000, or 20% of revenue, for the year ended December 31, 2011. The increase of approximately $227,000 in distribution costs for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects an approximate $676,000 increase in our inventory provisions primarily for excess Array product. Offsetting this increase, we incurred $237,000 lower freight costs and $147,000 lower depreciation expense in 2012 compared to 2011.

Operating Loss and Expenses

	Year Ended December 31,
	2012	2011	Change	%
Operating expenses:
Selling, general and administrative	$5,240,884	$5,981,212	$(740,328)	-12%
Research and development	554,745	833,876	(279,131)	-33%
Impairment expense	3,397,212	407,369	2,989,843	734%

Total operating expenses	9,192,841	7,222,457	1,970,384	27%

Operating loss	$(9,416,659)	$(5,309,672)	$(4,106,987)	77%

Operating Expenses

Selling, general and administrative (“SG&A”) expenses were approximately $5,241,000 for the year ended December 31, 2012 as compared to approximately $5,981,000 for the same period in 2011, a decrease of approximately $740,000, or 12%. Our Seesmart subsidiary, which was acquired on December 20, 2012, did not have a material impact on SG&A. The decrease in SG&A primarily reflects a reduction of approximately $659,000 in salaries, contract sales personnel and other payroll-related costs for the year ended December 31, 2012 as compared to the same period in 2011. In addition, stock compensation expense decreased by approximately $256,000 in 2012 compared to 2011.

Research and development costs were approximately $555,000 for the year ended December 31, 2012 as compared to approximately $834,000 for the year ended December 31, 2011. This decrease of approximately $279,000 was primarily due to lower corporate payroll expenses of approximately $208,000 and lower project-related costs of approximately $67,000 in 2012 as compared to 2011.

For the year ended December 31, 2012, we recorded an impairment charge for our Array division of approximately $3,378,000 and an impairment charge for our corporate trademarks of approximately $19,000. These charges include approximately $1,989,000 for goodwill impairment, approximately $1,015,000 for impairment of other intangible assets and approximately $393,000 for impairment of property and equipment. For the year ended December 31, 2011 we recorded a goodwill impairment charge of approximately $407,000 as a result of lowering the projected revenue growth and cash flows for Lumificient compared to previous projections.

Interest

For the years ended December 31, 2012 and 2011, the company recorded interest expense of approximately $210,000 and $127,000, respectively, primarily related to borrowing costs under approximately $2,400,000 of indebtedness incurred in December 2009. This debt was extinguished in 2012.

Other Income and Debt Extinguishment Costs

We recognized a gain on debt extinguishment of approximately $1,048,000 in the third quarter of 2012 relating to the redemption at a discount of promissory notes issued in December 2009.

Income Tax

We have provided a full valuation allowance against the net income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision or benefit for income tax recorded during 2012 and 2011.

Net Loss

Net loss for the years ended December 31, 2012 and 2011 was approximately $8,577,000 and $5,469,000, respectively. Net loss includes income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,000 in 2012 compared to a loss from discontinued operations of $44,000 in 2011. Net loss attributable to common stockholders was approximately $13,803,000 and includes the effects of the accretion of the beneficial conversion feature and dividends related to the preferred stock issued in 2012. Basic and diluted loss per common share was $0.63 and $0.33 for the years ended December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had negative working capital of approximately $3,106,000, including cash and cash equivalents of approximately $4,434,000, a decrease of approximately $8,432,000 compared to working capital of approximately $5,326,000, including cash and cash equivalents of approximately $3,015,000, at December 31, 2011. The decrease in working capital primarily represents net liabilities assumed by the Company in connection with, and the unpaid purchase price obligations related to, the acquisition of Seesmart, offset partially by capital raised through the issuance of equity securities to RVL during 2012.

Net cash used in operations increased approximately $1,760,000 to approximately $5,129,000 for the year ended December 31, 2012, compared to approximately $3,369,000 in 2011. The increase in net cash used in operating activities over the comparable period of 2011 is due to an increase of approximately $1,674,000 in net loss adjusted for non-cash items for the year ended December 31, 2012, as compared to the same period in 2011. In addition, cash used for accounts payable, accrued liabilities and related party payable increased by approximately $1,165,000 for the year ended December 31, 2012 as compared to the same period in 2011. The increase in net cash used in operating activities over the comparable period in 2011 was partially offset by an increase in cash provided by inventories of approximately $1,233,000.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $7,686,000 as compared to net cash provided by investing activities of approximately $755,000 in the comparable period of 2011. This increase in cash used in investing activities of approximately $8,441,000 is primarily the result of our 2012 acquisition of Seesmart.

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $14,235,000 as compared to net cash provided in financing activities of approximately $320,000 for the comparable period of 2011. This increase in cash provided by financing activities of approximately $13,915,000 as compared to 2012 is mostly attributable to $5,195,000 from our issuance of Series B convertible preferred stock and $9,936,000 from our issuance of Series C convertible preferred stock. We used approximately $880,000 of the Series B preferred stock proceeds to restructure and extinguish the principal outstanding on the promissory notes we issued in December 2009.

At December 31, 2012, we had cash on hand of approximately $4,434,000. In the last two fiscal years we have had negative cash flow from operations of approximately $5,129,000 and $3,369,000. During 2012, we issued convertible preferred stock to RVL for net cash proceeds aggregating approximately $15,132,000 which was used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital. In addition, subsequent to December 31, 2012, we issued convertible preferred stock to RVL for cash of $5 million and common stock to unaffiliated investors for an additional $5 million in cash. In 2013, we are required to settle the assumed convertible obligations of Seesmart of approximately $3,422,000, disburse approximately $2,441,000 of the remaining cash consideration for the acquisition of Seesmart and fund our operations and working capital. While we expect to generate negative cash flow from operations in 2013 as we integrate Seesmart, invest in the growth of the Company and implement our growth strategy, we believe we have adequate resources to meet our cash requirements in the near future.

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

In addition, to accelerate the growth of our operations in response to new market opportunities or to acquire other technologies or businesses, we may need to raise additional capital. Additional capital may come from several sources, including the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share, and adversely affect the prevailing market price for our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, or at all, we may be unable to expand our business or pursue an acquisition and our business, results of operations and financial condition may be materially adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We use certain accounting policies and procedures to manage changes that occur in our business environment that may affect accounting estimates made in preparation of our financial statements. These estimates relate primarily to our allowance for doubtful accounts receivable, reserve for product returns, provision for inventories, warranties and product liability, revenue recognition, stock-based compensation, goodwill, intangible assets, income taxes and purchase price allocation.

Accounts Receivable and Bad Debts - Our strategy for managing doubtful accounts includes centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns. We believe that our allowance for doubtful accounts and reserve for product returns were adequate at December 31, 2012 and 2011.

Inventory Provisions - Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and expected to be sold within one year of purchase. We believe that our provision for inventory obsolescence is adequate at December 31, 2012 and 2011.

Warranties and product liability - Our products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales. The estimate is based on historical experience. If future experience proves to be different from historical experience, we may need to increase or decrease the reserve.

Revenue recognition – Generally, we recognize revenue for our products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. As our products were new in the consumer market channel in 2011, we increased our reserve estimate for 2011 related to product returns for this channel. The level of returns may fluctuate from our estimate. We offer early payment discounts to select customers. Revenue is recorded net of the amount of the early payment discounts that we estimate will be claimed by customers.

Revenues from merchandise shipped to a logistics supplier for Seesmart, who has the contractual right to return merchandise in inventory, are recognized when the merchandise is delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue are recorded as customer deposits.

Pursuant to agreements with distributors, which provide the distributors with the rights to purchase and resell inventory, we receive up front licensing fees for ongoing support obligations during the term of the agreement. Such fees are amortized by us over the term of the contracts which range from three to ten years. Unamortized licensing fees are included in deferred revenue in the accompanying consolidated balance sheets.

Stock-based Compensation - We account for stock-based compensation under the provisions of FASB ASC 718 “Compensation-Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility and expected lives. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, our results of operations could be materially impacted.

Goodwill and Intangible Assets - We record goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Step one compares the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, future market conditions, cash flows and discount rates, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved or changes in strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods.

Income Taxes - We have recorded net deferred tax assets of approximately $16,187,000 at December 31, 2012, including the tax benefits of net operating loss carryfowards aggregating approximately $18,151,000, with a full valuation allowance. Management evaluated the adequacy of the valuation allowance in light of the results for the year and on the cumulative results of operations. The evaluation included recording a full valuation allowance for net deferred tax assets. Management evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. At December 31, 2012, we have U.S. Federal net operating carryforwards of approximately $48,751,000, which may be used to reduce future taxable income.

Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012, including the issuance of common and preferred stock by the Company and the acquisition of Seesmart, substantially all of our net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those transactions involving acquired companies and their predecessors. We have not fully analyzed the limitations and their impact on the recorded gross deferred tax assets, but we expect that the limitations may prevent us from utilizing a significant portion of the net operating losses prior to their expiration. We expect to undertake reviews of the limitations in the near future and we will make appropriate adjustments to our deferred tax assets. However, as we have recognized a full valuation allowance related to our net deferred tax assets, any adjustment to the deferred tax assets related to the net operating loss carryforwards would be offset by a corresponding adjustment to the valuation allowance.

Uncertain tax positions are recognized if we determine that it is more likely than not that a tax position will be sustained based on the technical merits of the position, on the presumption that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Purchase Price Allocation - Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of the acquired businesses, our business plans for the acquired businesses or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

•	Assessments of appropriate valuation methodologies in the circumstances;

•	Future expected cash flows from product sales, customer contracts and acquired developed technologies, patents and other intellectual property;

•	Expected costs to complete any in process research and development projects and commercialized viable products and estimated cash flows from the sales of such products;

•	The acquired company’s brand awareness and market position;

•	Assumptions about the period of time over which we will continue to use the acquired brand and intangible assets; and

•	Discount rates.

The estimates and assumptions may not materialize because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be different from actual results, ongoing reviews of the carrying values of such goodwill and intangible assets may indicate impairment, which will require us to record an impairment charge in the period in which it is identified.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2012:

	Payments due by period
	2013	2014 – 2015	2016 – 2017
Operating lease obligations	$394,546	$518,397	$9,636
Seesmart purchase price obligations	3,240,595
Seesmart notes payable obligations	3,421,592

Total	$7,056,733	$518,397	$9,636

Operating Lease Obligations

On February 27, 2007, the Company entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s corporate headquarters in Charlotte, North Carolina. The Company originally leased approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent increases annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972. The Company’s five year lease agreement expired during 2012 and the Company has continued to lease the space on a month-to-month basis with a monthly rental payment of $9,423.

Lumificient has an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. The Company acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, Lumificient is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease originally terminated on February 28, 2010. On December 28, 2009, Lumificient entered into a new three year lease with Schany Family Limited Partnership through February 28, 2013. The lease includes an option for an additional two year extension through February 28, 2015. Monthly base rent under the lease at March 1, 2010 is $5,412 and increases 2% annually each March. In 2012, Lumificient exercised its option to extend the lease for the additional two year period.

On July 29, 2009, Seesmart entered into an operating lease agreement expiring on October 31, 2012 with Westpac Insurance Services, Inc. for approximately 12,200 square feet of office and warehouse space in Simi

Valley, California. An officer of the Seesmart personally guarantees the lease. During 2012, Seesmart extended the lease through October 31, 2015. Base rent under the agreement beginning November 1, 2012 is $15,810 and increases 2% annually each November. Seesmart is also responsible for maintaining certain minimum insurance requirements as well as Seesmart’s portion of certain common area maintenance charges and property taxes.

On February 23, 2009, Seesmart entered into an operating lease agreement expiring June 1, 2014 with Gallant Investments, LLC for approximately 10,000 square feet of office space in Crystal Lake, Illinois. Base rent under the lease at December 20, 2012 is $6,147 per month and the base rent increases 3% annually on July 1, 2013. Seesmart is responsible for maintaining certain minimum insurance requirements as well as Seesmart’s portion of certain common area maintenance charges, property taxes and utilities.

On October 30, 2012, Progress 44, Inc., a company affiliated with Seesmart’s President Raymond Sjolseth, entered into an operating lease agreement expiring March 31, 2015 with Stamp Factory, LLC for approximately 1,500 square feet of office space in Evanston, Illinois. Base rent under the lease at December 20, 2012 is $1,825 per month and the base rent increases to $1,880 per month beginning in January 2014. The lessee is responsible for maintaining certain minimum insurance requirements as well as the lessee’s portion of certain common area maintenance charges, property taxes and utilities. Pursuant to the December 20, 2012 acquisition of Seesmart, the Company assumed the lease and agreed to reimburse Progress 44, Inc. for any lease payments made subsequent to the acquisition date.

In October 2012, the Company entered into a one year lease with JCH Enterprises of Charlotte, LLC to lease approximately 2,000 square feet of warehouse space in Charlotte, North Carolina. Monthly base rent under the agreement is $1,308. The Company is also responsible for maintaining certain minimum insurance requirements as well as certain maintenance costs.

Seesmart Purchase Price Obligations

On December 20, 2012, Revolution purchased all the shares of Seesmart Technologies, Inc. for consideration of approximately $10.1 million in cash funded by the issuance Series C convertible preferred stock, approximately 7.7 million common stock shares valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. Under the Merger Agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s shareholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s shareholders, not all of the consideration was distributed prior to December 31, 2012. In addition, the Merger Agreement contains provisions for certain escrow amounts. The Company has recorded a liability for the undistributed consideration and escrow amounts at December 31, 2012.

Seesmart Notes Payable Obligations

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with terms of the notes, the notes were converted into the right to cash equal to the principal, a 20% premium on the principal plus accrued interest. On the acquisition date, the Company’s cash obligation totaled approximately $3,422,000. During 2013, the Company extended an offer to the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing approximately $1,030,000 of the cash obligation elected to receive a total of 1,479,947 shares of common stock. In 2013, the Company paid approximately $2,392,000 in cash to settle the remaining obligation.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We refrain from entering into any long-term purchase commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements in Part 1 of this Annual Report on Form 10-K for information related to new accounting pronouncements that impact the Company.

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

The following report of independent registered public accounting firm and financial statements are filed as part of this Annual Report on Form 10-K. This information appears in a separate section of this Annual Report on Form 10-K following the Index to Financial Statements on page 34:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

The certifications of our principal executive officer and principal financial officer in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting referred to in paragraph 4 of such certifications. Such certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s annual report on internal control over financial reporting

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our company’s internal control over financial reporting contained a material weakness as of December 31, 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness relates to the design and operation of the Company’s consolidated closing and financial reporting processes, including the accounting for the December 20, 2012 Seesmart acquisition. The issues giving rise to the material weakness included an insufficient complement of financial accounting personnel and oversight to address the additional accounting and financial reporting requirements resulting from the Seesmart acquisition.

Notwithstanding the material weakness, management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control systems of Seesmart Technologies, Inc., a wholly owned subsidiary acquired on December 20, 2012, would be excluded from its internal control assessment, as permitted by guidance issued by the Securities and Exchange Commission. Accordingly as of and the year ended December 31, 2012, approximately 3% of consolidated revenues and 10% of consolidated assets have been excluded from management’s evaluation of internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to smaller reporting companies that permit us to provide only management’s report in this annual report.

c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

On December 20, 2012, the Company completed the acquisition of Seesmart Technologies, Inc., a company not required to file reports with the Securities and Exchange Commission. At the date of the acquisition, Seesmart had not prepared audited financial statements for 2010 and 2011 or interim financial statements for the nine months ended September 30, 2012. Company management recognized that the internal controls over financial reporting as they related to separate financial statements of Seesmart were inadequate. Accordingly, subsequent to the acquisition, management immediately implemented an action plan by assessing the Company’s and Seesmart’s financial accounting resources, hiring an experienced CFO for the Company, engaging an accounting expert, and adding outside resources to assist internal resources from the Company and Seesmart. In addition, the Company hired a controller for Seesmart who assumed his responsibilities on April 8, 2013 and expects to hire additional accounting resources. Finally, as part of its 2013 evaluation of internal controls over financial reporting, the Company expects to engage outside consultants to assist with an assessment of internal controls, develop a remediation plan to address deficiencies including material weaknesses, implement the plan and test internal controls, all within 2013.

Item 9B.	Other Information.

On April 9, 2013, the Company entered into the Management Services Agreement with RVL 1, LLC (the “Management Agreement”) to memorialize certain management services that Aston Capital, LLC has been providing to the Company since RVL 1, LLC acquired majority control of the Company’s voting stock on September 25, 2012. Pursuant to the Management Agreement, Aston Capital, LLC has provided consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters.

In consideration of the services provided by Aston Capital, LLC under the Management Agreement, upon shareholder approval of the Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan (the “Plan”), the Company has agreed to issue 500,000 shares of restricted common stock under the Plan to Aston Capital, LLC. The shares will vest in three equal annual increments, with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee evaluates Director compensation) whether additional compensation to Aston Capital, LLC is appropriate given the nature of the services provided.

The Management Agreement was unanimously approved by the Audit Committee of the Company’s Board of Directors in accordance with the Company’s procedures for approving related party transactions.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be set forth in our definitive information statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive information statement relating to our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be set forth in our definitive information statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in our definitive information statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item will be set forth in our definitive information statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be set forth in our definitive information statement to be filed with the Securities and Exchange Commission in connection with our 2013 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2012, by and among, Revolution Lighting Technologies, Inc., Seesmart Acquisition Company, Inc., Seesmart Merger Company, LLC, Seesmart Technologies, Inc. and Ken Ames as the Stockholder Representative (incorporated by Reference to our Current Report on Form 8-K filed December 6, 2012)

3.1	Amended and Restated Certificate of Incorporation (incorporated by Reference to our Current Report on Form 8-K filed on November 16, 2012)

4.1	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by Reference to our Current Report on Form 8-K filed on November 16, 2012)

4.2	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by Reference to our Current Report on Form 8-K filed on December 27, 2012)

4.3	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by Reference to our Current Report on Form 8-K filed on December 27, 2012)

4.4	Certificate of Designations, Preferences and Rights of Series E Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by Reference to our Current Report on Form 8-K filed on February 22, 2013)

10.1	Form of Indemnification Agreement (incorporated by Reference to our Current Report on Form 8-K filed on November 16, 2012)

10.2	1994 Stock Option Plan, as amended and restated (incorporated by Reference to our Definitive Proxy Statement filed March 27, 1998)

10.3	2003 Stock Incentive Plan (incorporated by Reference to our Definitive Proxy Statement filed April 16, 2004)

10.4	Form of Warrant Agreement between Revolution Lighting Technologies, Inc. and Brett M. Kingstone (incorporated by Reference to our Definitive Proxy Statement filed November 3, 2005)

10.5	Employment Agreement between Revolution Lighting Technologies, Inc. and Michael A. Bauer dated February 11, 2008 (incorporated by Reference to our Current Report on Form 8-K filed February 14, 2008)

10.6	Offer Letter between Revolution Lighting Technologies, Inc. and Gary Langford dated December 30, 2008 (incorporated by Reference to our Current Report on Form 8-K/A filed January 9, 2009)

10.7	Management Services Agreement, dated as of April 16, 2013, by and between the Company and Aston Capital LLC*

10.8	Revolution Lighting Technologies, Inc. Preferred Stock Exchange Agreement dated October 29, 2009 (incorporated by Reference to our Registration Statement on Form S-1 filed on October 29, 2009 (File No. 333-162743))

10.9	Asset Purchase Agreement as of October 28, 2010 between Revolution Lighting Technologies, Inc. and Next Step Products, LLC (incorporated by Reference to our Current Report on Form 8-K filed October 28, 2010)

Exhibit Number	Description

10.10	Investment Agreement, dated as of September 12, 2012 by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by Reference to our Current Report on Form 8-K filed September 17, 2012)

10.11	Termination and Exchange Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and each holder of the Convertible Promissory Notes dated December 21, 2009 (incorporated by Reference to our Current Report on Form 8-K filed September 17, 2012)

10.12	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by Reference to our Current Report on Form 8-K filed September 26, 2012)

10.13	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by Reference to our Quarterly Report on Form 10-Q filed November 14, 2012)

10.14	Separation and General Release Agreement, dated as of January 25, 2013, by and between Revolution Lighting Technologies, Inc. and Michael A. Bauer (incorporated by Reference to our Current Report on Form 8-K filed January 30, 2013)

10.15	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by Reference to our Current Report on Form 8-K filed February 22, 2013)

10.16	Transition, Separation and General Release Agreement, dated as of February 16, 2013, by and between Revolution Lighting Technologies, Inc. and Gary R. Langford (incorporated by Reference to our Current Report on Form 8-K filed February 22, 2013)

10.17	Investment Agreement, dated as of March 8, 2012, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by Reference to our Current Report on Form 8-K filed March 14, 2013)

14.1	Code of Business Conduct and Ethics (incorporated by Reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21.1	Subsidiaries of Revolution Lighting Technologies, Inc. *

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2012, filed on April 16, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

REVOLUTION LIGHTING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Revolution Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. (the “Company”) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolution Lighting Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Charlotte, NC
April 16, 2013

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$4,434,292	$3,014,656
Trade accounts receivable, less allowance for doubtful accounts of $56,931 and $52,912	1,306,600	564,474
Inventories	2,576,453	2,977,047
Other assets	390,977	92,108

Total current assets	8,708,322	6,648,285

Property and equipment:
Machinery and equipment	272,100	1,283,693
Furniture and fixtures	126,414	643,339
Computers and software	172,471	798,257
Leasehold improvements	129,756	553,832

	700,741	3,279,121
Accumulated depreciation and amortization	(381,237)	(2,536,144)

Net property and equipment	319,504	742,977

Goodwill	11,456,593	1,988,920
Intangible assets, less accumulated amortization of $873,045 and $879,490	12,052,876	2,543,969
Other assets, net	30,391	23,857

	$32,567,686	$11,948,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,631,164	$825,100
Accrued liabilities	865,995	245,890
Accrued compensation and benefits	219,117	206,803
Related party payable	8,237	18,151
Deferred revenue	29,626	—
Customer deposits	1,397,736	—
Seesmart purchase price obligations	3,240,595	—
Seesmart notes payable obligations	3,421,592	—
Current portion of deferred rent	—	25,882

Total current liabilities	11,814,062	1,321,826

Deferred revenue – noncurrent	57,642	—
Convertible promissory notes to related parties, net of debt discount	—	2,314,854

Total liabilities	11,871,704	3,636,680
Commitments and contingencies
Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,030,556; 25,000 shares authorized, 10,000 and 0 issued and outstanding	9,936,326	—
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $20; 1,000,000 shares authorized, 2 and 0 issued and outstanding	17	—
Series D convertible preferred stock, $.001 par value, aggregate liquidation preference of $1,117,700; 13,000 shares authorized, 11,177 and 0 issued and outstanding	943,672	—
Common stock, $.001 par value, 120,000,000 and 30,000,000 shares authorized, 70,213,480 and 16,452,738 issued and outstanding	70,214	16,453
Additional paid-in capital	60,035,719	50,007,362
Accumulated deficit	(50,289,966)	(41,712,487)

Total stockholders’ equity	20,695,982	8,311,328

	$32,567,686	$11,948,008

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenues	$4,481,355	$8,987,848
Cost of sales	4,705,173	7,075,063

Gross (loss) profit	(223,818)	1,912,785

Operating expenses:
Selling, general and administrative	5,240,884	5,981,212
Research and development	554,745	833,876
Impairment expense	3,397,212	407,369

Total operating expenses	9,192,841	7,222,457

Operating loss	(9,416,659)	(5,309,672)

Non-operating income (expense):
Interest income	203	569
Gain on debt restructuring	1,048,308	—
Interest expense	(210,014)	(126,731)
Other income	—	10,920

Total non-operating income (expense), net	838,497	(115,242)

Loss from continuing operations	$(8,578,162)	$(5,424,914)

Discontinued operations:
Income (loss) from discontinued operations	683	(44,156)

Net loss	$(8,577,479)	$(5,469,070)

Accretion of preferred stock beneficial conversion feature	(5,195,225)	—
Accrual of preferred stock dividends	(30,556)	—

Net loss attributable to common stockholders	$(13,803,260)	$(5,469,070)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.63)	$(0.33)

Discontinued operations	$0.00	$0.00

Net loss attributable to common stockholders	$(0.63)	$(0.33)

Basic and diluted weighted average shares outstanding	22,065,023	16,405,789

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2011	—	$—	16,245,503	$16,246	$49,386,782	$(36,243,417)	$13,159,611
Exercise of warrants	—	—	207,235	207	319,543	—	319,750
Stock-based compensation	—	—	—	—	301,037	—	301,037
Net loss	—	—	—	—	—	(5,469,070)	(5,469,070)

Balance, December 31, 2011	—	$—	16,452,738	$16,453	$50,007,362	$(41,712,487)	$8,311,328
Stock-based compensation	—	—	—	—	44,983	—	44,983
Issuance of Series B convertible preferred stock, net of issuance costs	600,000	—	—	—	5,195,225	—	5,195,225
Accretion of Series B preferred stock beneficial conversion feature	—	5,195,225	—	—	(5,195,225)	—	—
Conversion of Series B convertible preferred stock to common stock	(599,998)	(5,195,208)	46,153,692	46,154	5,149,054	—	—
Issuance of Series C convertible preferred stock, net of issuance costs	10,000	9,936,326	—	—	—	—	9,936,326
Accrual of dividends on Series C convertible preferred stock	—	—	—	—	(30,556)	—	(30,556)
Issuance of Series D convertible preferred stock, net of issuance costs	11,177	943,672	—	—	—	—	943,672
Issuance of common stock for convertible promissory notes, net of issuance costs	—	—	1,000,000	1,000	586,900	—	587,900
Issuance of common stock for Seesmart acquisition	—	—	6,607,050	6,607	4,287,976	—	4,294,583
Fees associated with issuances of common stock	—	—	—	—	(10,000)	—	(10,000)
Net loss	—	—	—	—	—	(8,577,479)	(8,577,479)

Balance, December 31, 2012	21,179	$10,880,015	70,213,480	$70,214	$60,035,719	$(50,289,966)	$20,695,982

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(8,577,479)	$(5,469,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227,662	466,354
Amortization of intangible assets	266,034	287,838
Amortization of debt discount and debt issuance costs	68,977	89,343
Amortization of deferred rent	(25,882)	(80,131)
Loss on sale of businesses	—	51,647
Impairment charges	3,397,212	407,369
Gain on debt restructuring	(1,048,308)	—
Interest expense forgiven on debt restructuring	140,667	—
Loss on disposal of property and equipment	6,062	3,400
Increase in inventory reserve and inventory write-downs	619,619	624,618
Stock-based compensation	44,983	301,037
Loss due to closure of contract manufacturer	—	111,126
Changes in operating assets and liabilities, net of the effect of the Seesmart acquisition (Note 2):
Decrease in trade accounts receivable, net	306,223	80,780
Decrease (increase) in inventories	1,133,301	(99,635)
Increase (decrease) in other assets	(169,617)	61,721
Decrease in accounts payable, accrued liabilities and related party payable	(1,364,307)	(198,988)
Decrease in accrued compensation and benefits	(68,892)	(6,611)
Decrease in customer deposits	(69,014)	—
Decrease in deferred revenue	(16,732)	—

Total adjustments	3,447,988	2,099,868

Net cash used in operating activities	(5,129,491)	(3,369,202)

Cash Flows from Investing Activities:
Acquisition of Seesmart, net of cash acquired	(7,591,060)	—
Patents, trademarks and other intangible assets costs	(83,076)	(139,391)
Purchase of property and equipment	(19,600)	(223,883)
Proceeds from sale of property and equipment	7,685	7,500
Proceeds from sale of businesses, net of transaction costs	—	1,110,982

Net cash (used in) provided by investing activities	(7,686,051)	755,208

Cash Flows from Financing Activities:
Payment to extinguish convertible promissory notes	(880,000)	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	5,195,225	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	9,936,326	—
Issuance costs relating to the Series D convertible preferred stock	(6,373)	—
Costs related to issuance of common stock	(10,000)	—
Net proceeds from exercise of employee stock options and warrants	—	319,750

Net cash provided by financing activities	14,235,178	319,750

Net increase (decrease) in cash and cash equivalents	1,419,636	(2,294,244)
Cash and cash equivalents, beginning of period	3,014,656	5,308,900

Cash and cash equivalents, end of period	$4,434,292	$3,014,656

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$—	$24,000
Non-cash investing and financing activities:
Issuance of common stock for acquisition	$4,294,583	$—
Issuance of Series D preferred stock for acquisition	950,045	—
Issuance of common stock for convertible promissory notes	587,900	—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business – On November 14, 2012, the Company filed with the Secretary of State of Delaware an amended and restated Certificate of Incorporation to change the Company’s name from Nexxus Lighting, Inc. to Revolution Lighting Technologies, Inc.

Revolution Lighting Technologies, Inc. (“Revolution”) and its wholly owned subsidiaries design, manufacture, market and sell high performance, commercial grade, lighting solutions that exclusively utilize light emitting diodes (“LEDs”) as their light source in the commercial, hospitality, institutional, retail and sign markets. During 2012, the Company marketed and sold LED products through its Array Lighting division and through its subsidiary, Lumificient. In the first quarter of 2013, the Company consolidated its Array Lighting division into Seesmart.

On December 20, 2012, the Company completed the acquisition of Seesmart for consideration of approximately $10.1 million in cash, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. In connection with the funding of the Seesmart acquisition, the Company closed an investment agreement with RVL 1, LLC (“RVL”) whereby the Company issued 10,000 shares of Series C preferred stock for cash of $10 million. Seesmart is headquartered in Simi Valley, California.

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment include the Seesmart business and the Array business, which has been integrated with the Seemart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this report, we sometimes use “Seesmart” to refer to the Company’s LED replacement lamps and fixtures segment and “Lumificient” to refer to the Company’s LED signage and lighting strips segment.

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

Liquidity – At December 31, 2012, the Company has cash on hand of $4,434,292. In the last two fiscal years the Company has negative cash flow from operations of $5,129,491 and $3,369,202. During 2012, the Company issued convertible preferred stock to RVL for net cash proceeds aggregating $15,131,551 which was used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital. In addition, subsequent to December 31, 2012, the Company issued convertible preferred stock to RVL for cash of $5 million and common stock to unaffiliated investors for an additional $5 million in cash. In 2013, the Company is required to settle the assumed convertible obligations of Seesmart of $3,421,592, disburse $2,440,868 of the remaining cash consideration for the acquisition of Seesmart and fund operations and working capital. While the Company expects to generate negative cash flow from operations in 2013 as it integrates Seesmart, invests in the growth of the Company and implements its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the near future.

The Company faces significant challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

Principles of consolidation – The consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries, Lumificient and Seesmart (collectively, the “Company”). Significant inter-company accounts and transactions have been eliminated.

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

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. As the Company’s products were new in the consumer market channel in 2011, the Company increased its reserve estimate for 2011 related to product returns for this channel. The level of returns may fluctuate from the Company’s estimate. The Company offers early payment discounts to select customers. Revenue is recorded net of the amount of the early payment discounts that the Company estimates will be claimed by customers.

Revenues from merchandise shipped to a logistics supplier for Seesmart, who has the contractual right to return merchandise in inventory, are recognized when the merchandise is delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue are recorded as customer deposits. At December 31, 2012, customer deposits from this supplier totaled $1,397,736. On March 7, 2013, the Company notified the logistics supplier of the Company’s intent to terminate its relationship.

Pursuant to agreements with distributors, which provide the distributors with the rights to purchase and resell inventory, the Company receives up front licensing fees for ongoing support obligations during the term of the agreement. Such fees are amortized by the Company over the term of the contracts which range from three to ten years. Unamortized licensing fees are included in deferred revenue in the accompanying consolidated balance sheets.

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales.

Changes in the Company’s warranty liability for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Warranty reserves at January 1,	$42,611	$46,866
Assumed warranty liability from acquisition of Seesmart	301,955	—
Provisions for current year sales	7,358	16,076
Current year claims	(5,950)	(20,331)

Warranty reserves at December 31,	$345,974	$42,611

Fair value measurements – FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $3,693,000 and $2,674,000 at December 31, 2012 and 2011, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. On balance sheet financial instruments include cash, trade accounts receivable, related party payables, accounts payable and accrued liabilities. Fair values are estimated to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The fair value of reporting units and long-lived assets used in the related asset impairments tests utilize inputs classified as Level 3 in the fair value hierarchy (Notes 5 and 6).

On December 20, 2012, the Company acquired Seesmart and allocated the purchase price to Seesmart’s assets and liabilities based on their relative fair values. To determine the fair value of the acquired assets and liabilities, the Company used Level 3 inputs to value the acquired trademarks, customer relationships and deferred revenue (Note 2). The Company used the relief from royalty method under the income approach to value the trademarks and the multi-period excess earnings method under the income approach to value the customer relationships. To fund a portion of the Seesmart acquisition, the Company issued Series D convertible preferred stock, whose holders share in earnings, dividends and liquidity in parity with the holders of common stock. The Company used Level 2 inputs to value the Series D convertible preferred stock taking into account a lack of marketability discount, as well as the market value of the common shares in which the preferred stock can be converted on the issuance date (Note 8).

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

	Year Ended December 31,
	2012	2011
Allowance for doubtful accounts at January 1,	$52,912	$35,899
Additions	17,219	18,521
Write-offs	(13,200)	(1,508)

Allowance for doubtful accounts at December 31,	$56,931	$52,912

Inventories – Inventories at Lumificient and Seesmart are stated at the lower of cost (first-in, first-out) or market. Inventories for the Company’s Array division are stated at the lower of cost (average cost) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

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

Estimated useful lives
Machinery and equipment	3-20 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Motor vehicles	5 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were approximately $171,000 and $205,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company has provided a full valuation allowance against income tax benefits resulting from losses incurred and accumulated on operations. As a result, there was no provision for income tax recorded during the year ended December 31, 2012 and 2011, respectively. The Company believes the use of NOLs are subject to limitations under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The determination of such limitations is complex and requires a significant amount of analysis of past transactions. The Company has not fully analyzed the limitations and their impact on the gross deferred tax assets. However, as the Company has recognized a full valuation allowance related to its net deferred tax assets, any adjustment to the deferred tax assets related to the NOL would be offset by a corresponding adjustment to the valuation allowance.

Loss per share – Basic loss per share is computed by dividing net loss by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2012 and 2011, the Company had 17,314,926 and 4,071,661, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at December 31, 2012 and 2011 because to do so would have been anti-dilutive.

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

	Years Ended December 31,
	2012	2011
Expected volatility	75.8% - 118.6%	0% - 84.7%
Weighted-average volatility	78.1%	81.0%
Risk-free interest rate	0.3% - 0.9%	0.4% - 2.2%
Expected dividend yield	0%	0%
Expected life in years	3.5 - 8.6	3.5 - 8.6

Under ASC 718, stock-based compensation expense recognized in the accompanying statements of operations for the years ended December 31, 2012 and 2011 was $44,983 and $301,037, respectively, which caused net loss to increase by that amount and basic and diluted loss per share attributable to common stockholders for 2012 and 2011 to increase by $0.00 and $0.02, respectively.

Major customers – No customer represented more than 10% of the Company’s revenue for the year ended December 31, 2012. Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011.

Major suppliers – The Company made purchases from four major suppliers representing approximately 18%, 15%, 14% and 12% of total net purchases for the year ended December 31, 2012, compared to purchases from three major suppliers each representing approximately 17% of total net purchases for the year ended December 31, 2011.

Recent accounting pronouncements – In September 2011, the FASB amended the guidance on the annual testing of goodwill for impairment. The amended guidance allows companies to assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

2.	SEESMART ACQUISITION:

On December 20, 2012, Revolution purchased all the shares of Seesmart Technologies, Inc. for consideration of approximately $10.1 million in cash funded by the issuance Series C convertible preferred stock, approximately 7.7 million common stock shares valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. The value of the common stock is based on the market price of the Company’s stock at the date of closing. The fair value of the Series D convertible preferred stock, whose holders share in earnings, dividends and liquidation in parity with the holders of common stock, takes into account the market price of the common stock issuable under terms of the convertible preferred stock at the date of closing of the transaction, adjusted to certain limitations on the timing of the conversion. The purchase price is subject to adjustment to the extent that working capital (as defined in the agreement) at closing differs from the amount specified in the agreement. Any adjustment will result in a corresponding adjustment to goodwill.

Seesmart is a manufacturer and provider of lighting solutions that exclusively utilize LEDs as their light source. Seesmart has designed and developed an innovative and high quality and broad product line and manufactures products both in the United States and through several contract manufacturers in Asia. Seesmart’s products are specifically designed for use in both retrofit and new construction applications by commercial, industrial, government and, to a lesser extent, residential customers. Seesmart distributes its products through an exclusive distribution network as well as through direct sales channels. Consistent with the intent at the acquisition date, during 2013 the Company completed the integration of the Array product line with Seesmart’s sales, engineering, manufacturing, supply chain and distribution to form a single operating segment. The Company made the acquisition with the goal of realizing operating synergies and increased organic growth.

Under the Merger Agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s shareholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s shareholders, not all of the consideration was distributed prior to December 31, 2012. In addition, the Merger Agreement contains provisions for certain escrow amounts. The Company has recorded a liability for the undistributed consideration and escrow amounts at December 31, 2012. The following table summarizes the distributed and undistributed consideration by type as of December 31, 2012:

	Distributed Consideration		Undistributed Consideration		Unfunded Escrow		Total Consideration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Cash	—	$7,659,721	—	$647,559	—	$1,793,309	—	$10,100,589
Common stock	6,607,050	4,294,583	341,987	222,290	791,856	514,707	7,740,893	5,031,580
Series D preferred stock	11,177	950,045	738	62,730	—	—	11,915	1,012,775

		$12,904,349		$932,579		$2,308,016		$16,144,944

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies, including the litigation discussed in Note 18, will be completed within the one year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations”.

Cash	$68,661
Accounts receivable	1,048,345
Inventory	1,352,326
Goodwill	11,456,593
Customer relationships	7,273,000
Trademarks	3,434,000
Other assets	333,470

Assets acquired	$24,966,395

Accounts payable	$2,692,064
Accrued liabilities	1,137,045
Deferred revenue	104,000
Customer deposits	1,466,750
Convertible debt accelerated under change in control	3,421,592

Liabilities assumed	$8,821,451

Preliminary purchase price	$16,144,944

Goodwill resulting from the acquisition is largely resulting from the operating synergies expected from integrating the Seesmart operations with the Company. All the goodwill is included on the LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units). None of the goodwill is expected to be deductible for income tax purposes.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with terms of the notes, the notes were converted into the right to cash equal to the principal, a 20% premium on the principal plus accrued interest. On the acquisition date, the Company’s cash obligation totaled $3,421,592. During 2013, the Company extended an offer to the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing $1,029,895 of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The Company has recognized a loss on debt extinguishment in 2013 of approximately $830,000 representing the incremental difference in the fair value of the Company’s common stock issued to settle this obligation in 2013 and the carrying value of the obligation. In 2013, the Company paid $2,391,697 in cash to settle the remaining obligation.

The following supplemental pro forma information assumes the acquisition had been completed on January 1, 2011 and is not indicative of the results that would have been achieved if the transaction had been consummated on such date or of the results that might be achieved in the future.

	Year Ended December 31,
	2012	2011
Revenues	$11,611,751	$18,387,512
Loss from continuing operations	$(17,037,069)	$(8,559,417)
Income (loss) from discontinued operations	$683	$(44,156)
Net loss	$(17,036,386)	$(8,603,573)

The pro forma loss for the year ended December 31, 2012 reflects Revolution’s $1,048,308 gain on debt restructuring (Note 7) and $3,397,212 impairment charge, as well as Seesmart’s pre-acquisition nonrecurring $1,700,000 loss on debt extinguishment, none of which is related to the acquisition transaction.

The pro forma loss for the year ended December 31, 2012 includes Seesmart pre-acquisition nonrecurring charges of $1,934,042 for a fee incurred by the sellers on sale of business and $529,860 for change of control 20% premium on convertible debt principal, all of which are directly related to the transaction.

The pro forma supplemental information reflects the following pro forma adjustments:

	Year Ended December 31,
	2012	2011
Amortization of customer relationships	$(606,083)	$(606,083)
Amortization of trademarks	(286,167)	(286,167)
Interest on convertible debt	199,643	140,689

Revolution’s income statement for the year ended December 31, 2012 includes Seesmart revenues of $124,272 and net income of $9,289 since the December 20, 2012 acquisition date.

Transaction costs largely consisting of attorney fees were expensed in the amount of $285,635 for the year ended December 31, 2012. Issuance costs for preferred stock were charged to Series C preferred stock and Series D preferred stock in the amounts of $63,674 and $6,373, respectively, for the year ended December 31, 2012.

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

The components of discontinued operations for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Revenue	$683	$11,155

Income from operations	$683	$7,491
Loss on sale of divisions	—	(51,647)

Discontinued operations	$683	$(44,156)

4.	INVENTORIES:

Inventories which are purchased from third parties consist of the following:

	December 31,
	2012	2011
Raw materials	$1,552,267	$1,708,642
Finished goods	2,693,439	2,163,820

	4,245,706	3,872,462
Less provision for obsolescence	(1,669,253)	(895,415)

Net inventories	$2,576,453	$2,977,047

At December 31, 2012, inventories include $1,215,268 of finished products located at Seesmart’s logistics supplier. On March 7, 2013, the Company notified the logistics supplier of the Company’s intent to terminate its relationship.

As a result of deteriorating market conditions and aggressive pricing by competitors, the Company experienced a decrease in market price for certain Array products in its LED replacement lamps and fixtures segment. For the year ended December 31, 2012, the Company recorded a write down of inventory of $387,196 due to this decrease in market price.

5.	INTANGIBLE ASSETS:

At December 31, 2012, the Company had the following intangible assets subject to amortization:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(106,725)	$161,179
Trademarks	4,314,000	(249,803)	4,064,197
Customer relationships	8,283,000	(486,983)	7,796,017
Product certification and licensing costs	61,017	(29,534)	31,483

	$12,925,921	$(873,045)	$12,052,876

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed an interim impairment test prescribed by ASC 360 for long-lived assets in the Company’s LED signage and lighting strips asset group (which is also one of the Company’s segments). The Company determined that there was no impairment of long-lived assets for the LED signage and lighting strips asset group as its undiscounted cash flows were greater than its carrying amount as of June 30, 2012.

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed an interim impairment test prescribed by ASC 360 for long-lived assets in the Company’s LED replacement lamps and fixtures asset group (which is also one of the Company’s segments) and determined that the carrying amount of the asset group was not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. The Company used the discounted cash flow method under the income approach to determine the fair value of the asset group. The impairment amount was determined by allocating the shortfall of fair value as compared to the carrying amount to each long-lived asset in the asset group on a pro rata basis using the relative carrying amount of the assets, except the carrying amount of each asset can not be reduced below its fair value. To determine the fair value of each long-lived asset, the Company used the relief from royalty method for the patents and trademarks and estimated the fair value for the property and equipment and product certifications and licensing costs using a cost approach adjusted for physical, functional and economic obsolescence. For the LED replacement lamps and fixtures asset group, the Company recorded impairment charges totaling $996,492 for intangible assets and $393,157 for property and equipment. In addition, the Company recorded an impairment charge of $18,643 for intangible assets included in its corporate business unit. For the year ended December 31, 2012, the Company recognized the following impairment charges for intangible assets in the Company’s Array division and its corporate business unit:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount Prior to Impairment	Impairment Recognized	Net Carrying Amount at December 31, 2012
Patents	$1,073,188	$(138,851)	$934,337	$(934,337)	$—
Trademarks	28,998	(3,509)	25,489	(25,489)	—
Product certification and licensing costs	125,427	(70,118)	55,309	(55,309)	—

	$1,227,613	$(212,478)	$1,015,135	$(1,015,135)	$—

At December 31, 2011, the Company had the following intangible assets subject to amortization:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$1,286,437	$(197,803)	$1,088,634
Trademarks	908,998	(192,461)	716,537
Customer relationships	1,010,000	(370,333)	639,667
Non-compete agreement	60,000	(55,000)	5,000
Product certification and licensing costs	158,024	(63,893)	94,131

	$3,423,459	$(879,490)	$2,543,969

Patents and trademarks are amortized using the straight-line method over their useful lives of 12 to 17 years. Amortization expense on patents and trademarks was $108,625 and $122,798 for the years ended December 31, 2012 and 2011, respectively. Customer relationships are amortized using the straight-line method over their useful lives of 10 to 12 years. Amortization expense on customer relationships was $116,650 and $101,000 for the years ended December 31, 2012 and 2011, respectively. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications), Energy Star certifications and non-compete agreements. Other intangible assets are amortized using the straight-line method over their useful lives, which range from 1-17 years and are periodically evaluated for recoverability in accordance with FASB ASC 350 “Intangibles – Goodwill and Other”. Amortization expense on other intangible assets was $40,759 and $64,040 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, amortization expense on intangible assets for the next five years and thereafter is as follows:

	2013	2014	2015	2016	2017	Thereafter	Totals
Patents	$23,215	$23,215	$23,215	$23,215	$23,215	$45,104	$161,179
Trademarks	337,932	337,932	337,932	337,932	337,932	2,374,537	4,064,197
Customer relationships	707,083	707,083	707,083	707,083	707,083	4,260,602	7,796,017
Product certification and licensing costs	16,403	10,679	4,401	—	—	—	31,483

Total	$1,084,633	$1,078,909	$1,072,631	$1,068,230	$1,068,230	$6,680,243	$12,052,876

6.	GOODWILL:

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
Balance, January 1, 2011	$1,988,920	$407,369	$2,396,289
Impairment loss	—	(407,369)	(407,369)

Balance, December 31, 2011	$1,988,920	$—	$1,988,920
Seesmart acquisition	11,456,593	—	11,456,593
Impairment loss	(1,988,920)	—	(1,988,920)

Balance, December 31, 2012	$11,456,593	$—	$11,456,593

Accumulated Balances:
Goodwill	$13,445,513	$407,369	$13,852,882
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, December 31, 2012	$11,456,593	$—	$11,456,593

As a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed the impairment test prescribed by ASC 350 for the Company’s LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $1,988,920 for the quarter ended June 30, 2012.

As a result of lowering the projected revenue growth and cash flows for the LED signage and lighting strips segment, the Company performed the annual impairment test prescribed by ASC 350 for the Company’s LED signage and lighting strips segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $407,369 for the year ended December 31, 2011.

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

At issuance, the value allocated to the Exchange Notes of $2,150,448 was less than the face value of $2,472,000. This original issue discount of $321,552 was being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $81,997 and $107,266 during the years ended December 31, 2012 and 2011, respectively.

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

Concurrent with closing the Investment by RVL 1 LLC (Note 8), on September 25, 2012, the holders of the Exchange Notes exchanged the Exchange Notes for a total of $880,000 in cash (which payment was funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s common stock (the “Note Exchange”). The Note Exchange was consummated pursuant to the terms of a termination and exchange agreement entered into by the Company and the holders of the Exchange Notes on September 12, 2012, providing for the extinguishment of the indebtedness represented by the Exchange Notes concurrent with and subject to the Investment.

The Company accounted for this transaction as a troubled debt restructuring in accordance with FASB ASC 470-60, “Troubled Debt Restructurings by Debtors”. The Company recognized a gain on debt restructuring equal to the excess of the carrying amount of the Exchange Notes and related accrued interest of $140,667 over the fair value of the cash and common stock issued in the Note Exchange. For the year ended December 31, 2012, the Company recognized a gain on debt restructuring of $1,048,308, which caused basic and diluted loss per share for the year ended December 31, 2012 to decrease by $0.05. After recording the $1,048,308 gain on debt restructuring and issuing common stock valued at $587,900, the termination of the Exchange Notes resulted in an increase in the Company’s Stockholders’ Equity of $1,636,208.

The Exchange Warrants issued in conjunction with the Exchange Notes expired on December 21, 2012.

8.	PREFERRED STOCK:

At December 31, 2011, the Company is authorized to issue 5,000,000 shares of preferred stock.

Series A Preferred Stock – The Company has designated 3,000 shares of preferred stock as Series A Preferred Stock.

The Series A preferred stock has been eliminated and there were no shares of Series A preferred stock issued and outstanding at December 31, 2012 or 2011.

Series B Preferred Stock – The Company has designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock.

On September 12, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC. The closing of the Investment occurred on September 25, 2012. In consideration of cash of $6 million (the “Investment”), the Company issued to RVL 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”). The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s common stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Investment. The proceeds from the Investment were used to extinguish the Exchange Notes and related accrued interest (Note 7), to fund a settlement payment in connection with the settlement of the Philips lawsuit described in Note 18, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Series B Preferred Stock and the other transactions contemplated by the Investment Agreement, the Investor owned 46,153,846 as-converted common shares, or approximately 73% of the Company’s outstanding common stock. The Investment resulted in a change in control of the Company. RVL is entitled to vote the Series B Preferred Stock on an as-converted basis with the Company’s common stock. During the fourth quarter of 2012, RVL converted 599,998 shares of Series B Preferred Stock into 46,153,692 shares of common stock.

The Series B Preferred Stock has a liquidation preference of $10 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. In addition, the Company is prohibited from taking certain actions specified in the Certificate of Designations with respect to the Series B Preferred Stock without the consent of the holders of at least a majority of the then outstanding shares of Series B Preferred Stock.

The Company has concluded that the Series B Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series B Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date of the Investment Agreement was $0.13 per share, which is equal to the conversion price of the Series B Preferred Stock. As the Investment Agreement included certain conditions for closing, the commitment date for the Investment is deemed to be the date the Series B Preferred Stock is issued. On September 25, 2012, the closing date of the Investment, the Company’s common stock price had increased to $0.59 per share. As a result of the increase in the Company’s common stock price between the dates of the Investment Agreement and the closing of the Investment, the Company has recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transaction costs, totaling $5,195,225 for the Series B Preferred Stock. The Company allocated the entire net proceeds of $5,195,225 to the BCF which is initially recorded in additional paid-in capital. The BCF is treated as a deemed dividend on the Series B Preferred Stock and is accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,225 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s Stockholders’ Equity.

The rules of The NASDAQ Stock Market (“NASDAQ”) would have normally required that Revolution’s stockholders approve the Investment prior to closing the transactions contemplated by the Investment Agreement. However, NASDAQ granted Revolution an exception from this stockholder voting requirement under Listing Rule 5635(f), which provides that an exception may be granted when (i) the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise and (ii) reliance on such exception has been expressly approved by the audit committee of the board of directors comprised solely of independent, disinterested directors. NASDAQ also has granted Revolution an exception from the voting rights requirements of Listing Rule 5640 and IM-5640 with respect to the transactions contemplated by the Investment Agreement.

Series C Preferred Stock – The Company has designated 25,000 shares of preferred stock as Series C Convertible Preferred Stock.

On December 20, 2012, the Company entered into a second Investment Agreement (the “Second Investment Agreement”) with RVL, and closed the transactions contemplated by the Second Investment Agreement (the “Investment Closing”). The Company issued to RVL 10,000 shares of the Company’s newly-created Series C Convertible Preferred Stock, $.001 par value per share (the “Series C Preferred Stock”) for cash of $10 million (the “Second Investment”). The proceeds from the Second Investment were used to fund the Seesmart acquisition (Note 2), to pay fees and expenses in connection with the Second Investment Agreement and the Seesmart Merger Agreement, and for working capital purposes.

The Series C Preferred Stock is initially non-voting and non-convertible. The Series C Preferred Stock will become voting and convertible into shares of the Company’s common stock after the Company has complied with the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended with respect to the written consent of the stockholder of the Company, dated as of December 20, 2012, approving the issuance of common stock upon conversion of the Series C Preferred Stock pursuant to NASDAQ Listing Rule 5635 (the “Trigger Date”). From and after the Trigger Date, the Series C Stock will be convertible into common stock at a conversion price per share equal to $0.6889, subject to certain anti-dilution adjustments (the “Conversion Price”).

From and after the Trigger Date, RVL will have the right to appoint four members to the Company’s board of directors (the “Board”), with the size of the Board not to exceed seven members. RVL’s right to appoint four directors will decline proportionately to take into account subsequent material reductions in RVL’s ownership position in the Company. In addition, for so long as shares of Series C Preferred Stock are outstanding, the Company will be prohibited from taking certain actions specified in the Series C Certificate of Designations without the consent of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock, including, among other things, authorization of additional shares of capital stock, increases in the size of the Board, declaration of dividends, consummation of certain business combination transactions, and incurrence of indebtedness and liens.

The Series C Preferred Stock will have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series C Preferred Stock) plus accrued but unpaid dividends and (ii) such amount as would have been received had the Series C Preferred Stock converted into common stock immediately prior to the liquidation.

In the event of a change in control of the Company or a merger or recapitalization in which the Series C Preferred Stock is converted into property or securities other than shares of common stock, the Series C Preferred Stock will be automatically converted into common stock at a premium of 150% (if such event occurs prior to December 20, 2017) or 125% (if such event occurs after December 20, 2017) of the Series C Stated Value in place immediately prior to such event. Furthermore, from and after December 20, 2017, if the trading price of a share of common stock exceeds 200% of the Conversion Price then in effect for any twenty (20) trading days in the immediately preceding thirty (30) consecutive trading day period, the Company shall have the right to automatically convert the Series C Preferred Stock into common stock at the Conversion Price.

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2012, the Company accrued $30,556 of dividends.

The Company has concluded that the Series C Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series C Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument. As the Company’s common stock price was less than the Series C Preferred Stock’s conversion price on the issuance date, the Company has not recognized a BCF.

Series D Preferred Stock – The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock.

On December 20, 2012, the Company issued 11,177 shares of newly-created Series D Convertible Preferred Stock, $.001 par value per share (the “Series D Preferred Stock”), as partial consideration in the Seesmart acquisition (Note 2). The Company recorded a liability for the remaining 738 shares of Series D Preferred Stock that will be issued in 2013 pursuant to the Merger Agreement. The Series D Preferred Stock is non-voting and shall initially be non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. The Series D Preferred Stock will be automatically converted into common stock on the Series D Trigger Date (as defined below) at a current conversion price per share equal to $0.6959, which is subject to certain anti-dilution adjustments. The “Series D Trigger Date” shall be the date that the issuance of such common stock shares has been approved by the stockholders of the Corporation in accordance with NASDAQ Listing Rule 5635 and the Corporation has complied with Rule 14c-2 of the Securities Exchange Act of 1934, as amended, in respect of such stockholder approval.

The Company has concluded that the Series D Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series D Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument. As the Company’s common stock price was less than the Series D Preferred Stock’s conversion price on the issuance date, the Company has not recognized a BCF.

Liquidation Preferences – The following summarize the order of seniority of liquidation preference:

1.	Series E preferred stock (see Note 17)

2.	Series C preferred stock

3.	Series B preferred stock

4.	Series D preferred stock (on parity with common stock)

9.	COMMON STOCK:

Common stock – At December 31, 2012, the Company has reserved common stock for issuance in relation to the following:

Employee stock options	1,087,973
Shares subject to warrants	485,953
Shares subject to Series B preferred stock	153
Shares subject to Series C preferred stock	14,515,895
Shares subject to Series C preferred stock accrued dividends as of December 31, 2012	44,354
Shares subject to Series D preferred stock	1,712,171

The Company is required to issue additional shares of common stock upon conversion of the Series C preferred stock if a liquidity event occurs (Note 8).

In addition, for so long as shares of the Series B, Series C and/or Series E (Note 17) preferred stock are outstanding, the Company is prohibited from declaring dividends without the consent of the holders of at least a majority of the then outstanding Series B, Series C and Series E preferred stock.

Stock warrants – The Company has 485,953 warrants outstanding in connection with the transactions described below.

The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

In conjunction with a Note and Warrant Purchase Agreement that the Company entered into on June 18, 2009, the Company issued 196,766 warrants (the “2009 Note Warrants”) on February 25, 2010. The warrants were immediately exercisable at an exercise price of $6.43 per share and expired unexercised in February 2013.

The total number of shares under warrants to purchase common stock as of December 31, 2012 is listed in the table below:

Associated Transaction	Number of Warrants
Kingstone Warrants	289,187
2009 Note Warrants	196,766

Total Shares Subject to Warrants	485,953

10.	STOCK OPTION PLANS:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. As of December 31, 2012, options to purchase 12,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. As of December 31, 2012, 689,201 shares of common stock were vested and exercisable under the 2003 Plan.

The average fair value of options granted at market during 2012 and 2011 was $0.39 and $2.24 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012 and 2011 was $0. The aggregate intrinsic value of the outstanding options at December 31, 2012 was nominal. At December 31, 2012, there were 706,803 options outstanding under both plans.

The following table summarizes activity of the stock option plans for the years ended December 31, 2012 and 2011:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2011	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options exercised	—	—	—
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26
Options granted at market	(54,250)	54,250	0.54
Options exercised	—	—	—
Options forfeited or expired	81,467	(84,467)	1.83

Balance, December 31, 2012	381,170	706,803	$4.27

Of the 706,803 options outstanding at December 31, 2012, 701,201 are vested and exercisable. At December 31, 2012, the weighted average exercise price of vested options outstanding was $4.29, the weighted average remaining contractual term (in years) was 4.9, and the aggregate intrinsic value was $0.

A summary of the non-vested shares as of December 31, 2012 and changes during the year ending December 31, 2012 is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value
Non-vested at January 1, 2012	83,463	$2.28
Granted	54,250	0.39
Vested	(63,109)	2.50
Forfeited	(69,002)	0.69

Non-vested at December 31, 2012	5,602	$0.99

As of December 31, 2012, the total future compensation cost related to non-vested awards is estimated to be approximately $601, $314 and $58 for the years ending December 31, 2013, 2014, and 2015 respectively.

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was approximately $157,939 and $253,000, respectively.

The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. No performance options were granted during 2012. The grant date weighted average fair value of performance options granted during 2011 was $2.49. As of December 31, 2012, there was no unrecognized compensation cost related to non-vested performance options. A summary of activity of options that vest contingent upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2012 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2012 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	132,260	$4.14	6.18	$—
Granted	130,000	2.15
Options exercised	—	—
Forfeited or expired	(101,020)	2.15

Outstanding at December 31, 2011	161,240	$3.79	6.74	$—
Granted	—	—
Options exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2012	161,240	$3.79	4.91	$—

Exercisable at December 31, 2012	161,240	$3.79	4.91	$—

A summary of the non-vested shares that vested, some being contingent upon achievement of certain performance criteria, under the 2003 Plan as of December 31, 2012 and changes during the year then ended is presented below. These shares were also reflected in the summary above.

Performance Based Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2012	28,980	$2.57
Granted	—	—
Vested	(28,980)	2.57
Forfeited	—	—

Non-vested at December 31, 2012	—	$—

11.	OPERATING LEASES:

On February 27, 2007, the Company entered into a five year operating lease agreement with Floyd Smith Office Park, LLC, commencing approximately June 1, 2007 for the Company’s corporate headquarters in Charlotte, North Carolina. The Company originally leased approximately 2,100 square feet of office space for a gross rental rate of $3,400 per month including build-out, power and water utilities and the Company’s pro rata share of the property’s operating expenses, property taxes, insurance and non-structural repairs. After the initial twelve-month period, the rent increases annually by 3.0%. The lease provides for a security deposit of $3,400. On August 24, 2007, the Company leased an additional 3,000 square feet in this facility for an additional gross rental rate of $4,972 per month on the same basis and with the same provisions as the original lease with an additional security deposit of $4,972. The Company’s five year lease agreement expired during 2012 and the Company has continued to lease the space on a month-to-month basis with a monthly rental payment of $9,423.

Lumificient has an operating lease with Schany Family Limited Partnership for approximately 13,200 square feet of office and warehouse space. The Company acquired Lumificient on April 30, 2008. Base rent under the lease at April 30, 2008 was $5,202 per month and increases 2% annually each July. In addition to base rent, Lumificient is required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease originally terminated on February 28, 2010. On December 28, 2009, Lumificient entered into a new three year lease with Schany Family Limited Partnership through February 28, 2013. The lease includes an option for an additional two year extension through February 28, 2015. Monthly base rent under the lease at March 1, 2010 is $5,412 and increases 2% annually each March. In 2012, Lumificient exercised its option to extend the lease for the additional two year period.

On July 29, 2009, Seesmart entered into an operating lease agreement expiring on October 31, 2012 with Westpac Insurance Services, Inc. for approximately 12,200 square feet of office and warehouse space in Simi Valley, California. An officer of Seesmart personally guarantees the lease. During 2012, Seesmart extended the lease through October 31, 2015. Base rent under the agreement beginning November 1, 2012 is $15,810 and increases 2% annually each November. Seesmart is also responsible for maintaining certain minimum insurance requirements as well as Seesmart’s portion of certain common area maintenance charges and property taxes.

On February 23, 2009, Seesmart entered into an operating lease agreement expiring June 1, 2014 with Gallant Investments, LLC for approximately 10,000 square feet of office space in Crystal Lake, Illinois. Base rent under the lease at December 20, 2012 is $6,147 per month and the base rent increases 3% annually on July 1, 2013. Seesmart is responsible for maintaining certain minimum insurance requirements as well as Seesmart’s portion of certain common area maintenance charges, property taxes and utilities.

On October 30, 2012, Progress 44, Inc., a company affiliated with Seesmart’s President Raymond Sjolseth, entered into an operating lease agreement expiring March 31, 2015 with Stamp Factory, LLC for approximately 1,500 square feet of office space in Evanston, Illinois. Base rent under the lease at December 20, 2012 is $1,825 per month and the base rent increases to $1,880 per month beginning in January 2014. The lessee is responsible for maintaining certain minimum insurance requirements as well as the lessee’s portion of certain common area maintenance charges, property taxes and utilities. Pursuant to the December 20, 2012 acquisition of Seesmart, the Company assumed the lease and agreed to reimburse Progress 44, Inc. for any lease payments made subsequent to the acquisition date.

On November 30, 2006, the Company entered into a five year operating lease agreement with EastGroup Properties, L.P., (“Eastgroup”) an unrelated party for approximately 34,000 square feet of office, distribution and light manufacturing space in Orlando, Florida, which the Company used for its Orlando operations facility. Base rent under the lease started on April 1, 2007 at monthly payments of $19,486 for the first twelve-month period and increased annually by 3.5% thereafter. In addition to base rent, the Company was required to pay its pro rata share of the property’s operating expenses, including property taxes, insurance and non-structural repairs. The lease provided for a security deposit of $28,576. Pursuant to this lease, Eastgroup provided a credit of $269,160 for tenant improvements. This amount was recorded as deferred rent on the Company’s consolidated balance sheets and was amortized as a reduction of rent expense over the life of the lease. On July 31, 2009, the Company entered into the first amendment to the lease agreement which reduced base rent by approximately $700 per month for the period of August 2009 through March 2010. On October 28, 2010, the Company sold to Next Step Products, LLC (“Next Step”) substantially all of the assets of the Legacy Commercial and Pool Lighting Businesses, which were operated from the Orlando facility. In addition, the Company entered into a sublease agreement to sublet a portion of the facility to Next Step for six to nine months from the date of the sale. During 2011, the sublease agreement was extended through March 2012. The Company continued to use the remainder of the Orlando facility for certain administrative functions through the end of the lease and vacated the property in March 2012.

In October 2012, the Company entered into a one year lease with JCH Enterprises of Charlotte, LLC to lease approximately 2,000 square feet of warehouse space in Charlotte, North Carolina. Monthly base rent under the agreement is $1,308. The Company is also responsible for maintaining certain minimum insurance requirements as well as certain maintenance costs.

During the years ended December 31, 2012 and 2011, the Company entered into operating lease agreements for computers and other office equipment. The lease terms range from three to five years and consist of monthly payments ranging from $34 to $1,098. During the year-ended December 31, 2012, the Company leased several storage units on a month-to-month basis with monthly payments of approximately $75 to $200 per unit.

The following schedule shows the total rent expense for operating leases:

	Year Ended December 31,
	2012	2011
Rent expense	$301,527	$479,533
Less sublease rentals	(35,416)	(141,663)

Total rent expense	$266,111	$337,870

The future minimum payment obligations as of December 31, 2012 under the operating leases described above are as follows:

2013	$394,546
2014	331,297
2015	187,100
2016	5,256
2017	4,380

Total future payment obligations	$922,579

12.	CONCENTRATION OF RISKS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011. At December 31, 2011, the Company had trade accounts receivables due from this customer totaling $40,314. Sales to this customer are affected by the customer’s resale of these products to the consumer. Due to low consumer acceptance of the Array products at their current price points, sales to this customer were not significant in 2012.

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

On October 11, 2011, the Company was informed that one of its contract manufacturers in China had ceased operations. The contract manufacturer originally produced certain components for the Company’s PAR38 lamp and had begun manufacturing the Company’s PAR20 and PAR30 lamps, among other products. As a result of the closure, the Company expensed $85,137 of net equipment, $5,947 of product certifications and $20,042 of working capital related to the contract manufacturer in the year ended December 31, 2011. The delay in shifting production to another manufacturer did not have a material adverse effect on the Company’s business.

13.	VENDOR CONCESSIONS:

As the Company’s financial condition deteriorated during the first nine months of 2012, it became necessary for the Company to accelerate its cash conservation measures, including delaying or withholding payments to vendors. In conjunction with the September, 2012 investment by RVL, certain accounts payable vendors and service providers agreed to accept payments less than the outstanding balance owed to them. For the year ended December 31, 2012, the Company recognized a gain from vendor concessions of $153,522 which is included in selling, general and administrative expense and caused basic and diluted loss per share for the year ended December 31, 2012 to decrease by $0.01. As a result of the investment and subsequent payments to our suppliers and service providers, the Company believes it has successfully restored its relationship and credit with the Company’s primary vendors.

14.	INCOME TAXES:

As of December 31, 2012, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $48,751,000 and $32,402,000, respectively, which expire between 2012 and 2031. As of December 31, 2011, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $33,902,000 and $17,663,000, respectively, which expire between 2011 and 2031. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012, including the issuance of common and preferred stock by the Company and the acquisition of Seesmart, substantially all of the Company’s net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related transactions involving acquired companies and their predecessors. The Company has not fully analyzed the limitations and their impact on the recorded gross deferred tax assets. We expect that the limitations may prevent the Company from utilizing a significant portion of net operating losses before their expiration. The Company expects to undertake reviews of the limitations in the near future and will make appropriate adjustments to its deferred tax assets. However, as the Company has recognized a full valuation allowance related to its net deferred tax assets, any adjustment to the deferred tax assets related to the net operating loss carryforwards would be offset by a corresponding adjustment to the valuation allowance.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Accounts receivable	$194,000	$44,000
Inventories	809,000	305,000
Accrued expenses	281,000	58,000
Depreciation	(44,000)	(74,000)
Intangible assets	(3,817,000)	44,000
Stock options	755,000	687,000
Deferred revenue	(144,000)	—
Other	2,000	—
Net operating loss carry forwards	18,151,000	12,044,000

	16,187,000	13,108,000
Valuation allowance	(16,187,000)	(13,108,000)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance in the amount of $16,187,000 at December 31, 2012.

The Company has not recorded a provision for income taxes in 2012 and 2011 as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance. The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2012, and 2011:

	December 31,
	2012		2011
	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(2,916,000)	(34.0)	$(1,859,000)	(34.0)
Deferred state tax benefit	(618,000)	(7.2)	(21,000)	(0.4)
Change in valuation allowance	2,810,000	32.8	1,682,000	30.8
Goodwill impairment	676,000	7.9	135,000	2.4
Adjustment to net operating loss carryforwards	41,000	0.5	53,000	1.0
Non-deductible expenses	7,000	0.0	10,000	0.2

Income tax expense	$—	—	$—	—

15.	SEGMENT REPORTING:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment consists of the Array LED replacement lamps and Seesmart’s replacement lamps and fixtures. Consistent with the intent at the acquisition date, during 2013 the Company completed the integration of the Array product line with Seesmart’s sales, engineering, manufacturing, supply chain and distribution to form a single operating segment. The LED signage and lighting strips segment consists of the Lumificient product line.

Financial information relating to the reportable operating segments for the years ended December 31, 2012 and 2011 is presented below:

	Year Ended December 31,
	2012	2011
Revenues from external customers:
LED replacement lamps and fixtures	$792,068	$4,938,762
LED signage and lighting strips	3,689,287	4,049,086

Total revenues from external customers	$4,481,355	$8,987,848

Segment loss:
LED replacement lamps and fixtures	$(5,819,970)	$(952,112)
LED signage and lighting strips	(195,272)	(470,295)

Segment loss	(6,015,242)	(1,422,407)
Unallocated amounts:
Corporate expenses	(3,401,417)	(3,876,418)
Interest income	203	569
Gain on debt restructuring	1,048,308	—
Interest expense	(210,014)	(126,658)

Loss from continuing operations	$(8,578,162)	$(5,424,914)

Depreciation and amortization:
LED replacement lamps and fixtures	$155,851	$275,881
LED signage and lighting strips	237,092	252,408

Segment depreciation and amortization	392,943	528,289
Corporate depreciation and amortization	100,753	225,903

Total depreciation and amortization	$493,696	$754,192

Segment assets:
LED replacement lamps and fixtures	$25,839,486	$5,690,478
LED signage and lighting strips	4,736,657	5,008,561

Total segment assets	30,576,143	10,699,039
Elimination of intercompany receivable	(3,988,921)	(1,751,943)
Other corporate assets	5,980,464	3,000,912

Total assets	$32,567,686	$11,948,008

Expenditures for segment assets:
LED replacement lamps and fixtures	$82,076	$296,898
LED signage and lighting strips	20,600	52,205

Total expenditures for segment assets	102,676	349,103
Corporate expenditures for assets	—	14,171

Total expenditures for assets	$102,676	$363,274

Net revenues by geographic location, based on location of customers, were as follows:

	December 31,
	2012	2011
United States	$3,901,410	$8,022,432
Canada	382,532	599,868
Other	197,413	365,548

Total	$4,481,355	$8,987,848

Net long-lived assets by geographic locations were as follows:

	December 31,
	2012	2011
United States	$12,364,533	$2,826,512
Mexico	—	202,735
Canada	—	141,771
Other	7,847	115,928

Total	$12,372,380	$3,286,946

16.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. On November 1, 2008, the Company elected to cease matching contributions.

17.	RELATED PARTY TRANSACTIONS:

The Company has entered into four separate investment agreements with RVL, an affiliate of Aston Capital, LLC, which is controlled by our Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, Series C and Series E convertible preferred stock for cash aggregating $21 million. The terms of the Series B and Series C convertible preferred stock are described in Note 8.

Series E Investment – The Series E redeemable convertible preferred was issued on February 21, 2013, pursuant to an investment agreement with RVL whereby the Company issued to RVL 5,000 shares for cash of $5 million. The Series E Shares are initially non-voting and non-convertible and will become voting and convertible into shares of the Company’s common stock after the Trigger Date. At any time from and after the Trigger Date, the Series E Stock will be convertible into common stock at a conversion price per share equal to $1.17, subject to certain anti-dilution adjustments (the “Series E Conversion Price”).

From and after the Trigger Date, RVL will have the right to appoint four members to the Company’s board of directors (the “Board”), with the size of the Board not to exceed eight members. RVL’s right to appoint four directors will decline proportionately to take into account subsequent material reductions in RVL’s ownership position in the Company.

In accordance with the Series E Certificate of Designations, from and after the Trigger Date, the holders of the Series E shares will have the same Board representation and consent rights as the Series B Shares and Series C Shares. The Series E Shares will have a liquidation preference (the “Series E Liquidation Preference”) per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series E Shares, the “Series E Stated Value”) plus accrued but unpaid dividends and (ii) such amount as would have been received had the Series E Shares converted into common stock immediately prior to the liquidation.

The Company has the option to redeem all or any part of the Series E Shares for cash at any time subject to RVL’s right to convert and require delivery of shares of common stock. The redemption price to be paid by the Company is equal to 110% of the Series E Liquidation Preference if the Series E Shares are redeemed on or before the first anniversary of the date of the original issuance of shares of Series E Shares (the “Original Issue Date”), 105% of the Liquidation Preference if the Series E Shares redeemed after the first anniversary of the Original Issue Date but on or prior to the second anniversary of the Original Issue Date, and the Liquidation Preference if the Series E Shares are redeemed at any time thereafter.

At the option of the holders of two-thirds of the then-outstanding Series E Shares, the Company must redeem the number of shares of Series E Shares so requested for cash at the Series E Liquidation Preference. Such option can only be exercised on or after the third anniversary of the Original Issue Date.

Each Series E Share shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of five percent of the Series E Stated Value then in effect (the “Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series E Shares or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Shares shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions.

Management Agreement – On April 9, 2013, the Company ratified a management services agreement with Aston Capital, LLC (the “Management Agreement”) to memorialize certain management services that Aston Capital, LLC has been providing to the Company since RVL acquired majority control in September, 2012. Pursuant to the Management Agreement, Aston Capital, LLC provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii)

conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston Capital, LLC under the Management Agreement, the Company has agreed to issue 500,000 shares of restricted common stock under the Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan to Aston Capital, LLC to vest in three equal annual increments, with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the compensation committee evaluates director compensation) whether additional compensation to Aston Capital, LLC is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters – The Company is expected to relocate its corporate headquarters to Stamford, CT to a space currently occupied by affiliates of Robert V. LaPenta, Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized.

RVL Transaction Fees – Pursuant to the Series B and C investment agreements with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investments. For the year-ended December 31, 2012, the Company incurred $343,000 related to these costs.

Assumption of Lease from Related Party – In conjunction with the Seesmart acquisition, the Company assumed a lease entered into by Progress 44, Inc., a company affiliated with Seesmart’s President Raymond Sjolseth, and agreed to reimburse Progress 44, Inc. for any lease payments made subsequent to the acquisition date (Note 11).

Revenues from Related Party – A consulting firm owned by Seesmart’s chief operating officer provides consulting services to a distributor of the Company. The Company recorded revenue totaling $31,731 from this distributor for the year ended December 31, 2012. At December 31, 2012, the Company had trade accounts receivable due from the distributor totaling $261,833.

18.	CONTINGENCIES:

In the ordinary course of business the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows Revolution to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, Revolution paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012 the action was dismissed without prejudice. Prior to the merger of the Company with Seesmart, Seesmart also received a letter from Philips claiming patent infringement and threatening litigation if a license agreement was not negotiated. As a subsequently acquired subsidiary of the Company, Seesmart falls under the Company’s settlement agreement with Philips. However, Philips and Seesmart must first agree to the scope of infringing products, and Seesmart may be required to make a payment to address historical product sales.

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

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe three of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products. In September 2012, GE Lighting and Osram Sylvania filed requests for reexaminations of the three asserted CAO patents with the United States Patent and Trademark Office (“PTO”). The court stayed the litigation through February 28, 2013, pending a decision on the requests to grant the reexaminations. In November and December of 2012, the PTO ordered the reexamination of at least the independent claims of the patents. The parties of the lawsuit have jointly agreed to stay the lawsuit until after the issuance by the United States Patent Office of a notice of intent to issue a reexamination certificate in any one of the identified reexaminations. The order for the stay was issued March 22, 2013.

19.	SUBSEQUENT EVENTS:

Great American Investment Agreement – On March 8, 2013, the Company, entered into, and closed, an investment agreement with Great American Insurance Company and Great American Life Insurance Company (collectively, the “Investors”), each a wholly-owned subsidiary of American Financial Group, Inc. The Company issued to each Investor (i) 2,136,752 shares of the Company’s common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of common stock (such number of shares is the maximum number issuable to both Investors in the aggregate) for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the investment are to be used for general corporate and working capital purposes.

Under the investment agreement, the Investors are entitled to receive up to an additional 1,250,000 shares of common stock if the volume-weighted average price of a share of common stock as reported by Bloomberg Financial Markets for the 20 consecutive trading days ending on the last trading day prior to March 8, 2014 is less than $1.40. In connection with the investment, the Company agreed to grant the Investors certain tag-along registration rights with respect to the common stock issued to the Investors.

The investment agreement was unanimously approved by the board of directors of the Company.

Series E Investment – On February 21, 2013, the Company, entered into an investment agreement with RVL whereby the Company issued to RVL 5,000 shares of the Company’s newly-created Series E preferred stock (the “Series E Shares”) for cash of $5 million. The proceeds from the investment are to be used for working capital purposes and to pay fees and expenses in connection with the investment agreement. See Note 17 for additional details of this investment.

Departure of Directors; Appointment of Certain Directors and Officers – On February 16, 2013, the Company entered into a transition, separation and general release agreement with Mr. Langford, the Company’s former Chief Financial Officer, specifying (i) the final terms of his resignation as Chief Financial Officer, (ii) his employment by the Company in position of Vice President of Finance until the close of business on April 1, 2013 and (iii) the terms of a consulting arrangement during the period beginning on April 2, 2013 and ending on April 30, 2013. This agreement included, among other things, a separation payment in the aggregate amount of $183,750, less applicable withholdings and customary payroll deductions and a bonus in the aggregate amount of $30,000, less applicable withholdings and customary payroll deductions, subject to the reasonably satisfactory completion of his transitional duties as described in the agreement. The agreement also specified that the Company’s obligations set forth in the indemnification agreement between Mr. Langford and the Company will survive the termination of Mr. Langford’s employment with the Company as set forth in such agreement. The agreement also contains additional provisions which are customary for agreements of this type. These include confidentiality, nonsolicitation and cooperation provisions, as well as a mutual release of claims. There were no disagreements between the Company and Mr. Langford on any matter relating to the Company’s operations, policies or practices.

On January 25, 2013, the Company entered into a separation and general release agreement with Mr. Bauer, the Company’s former President and Chief Executive Officer, specifying the final terms of his departure from the Company. This agreement included, among other things, a separation payment in the aggregate amount of $175,000, less applicable withholdings and customary payroll deductions. The agreement also specified that the Company’s obligations set forth in the indemnification agreement between Mr. Bauer and the Company will survive the termination of Mr. Bauer’s employment with the Company as set forth in such agreement. The agreement also contains additional provisions which are customary for agreements of this type. These include confidentiality, nonsolicitation and cooperation provisions, as well as a mutual release of claims. The agreement was effective as of January 29, 2013. There were no disagreements between the Company and Mr. Bauer on any matter relating to the Company’s operations, policies or practices.

On January 24, 2013, the Company announced that Charles J. Schafer, age 65, would serve as President of the Company effective as of January 29, 2013, as well as Chief Financial Officer of the Company following a transition period to be determined by the Chief Executive Officer of the Company. On January 29, 2013, the board also appointed Mr. Schafer to serve as a member of the board.

In connection with his appointment, the Company agreed to provide Mr. Schafer with: (i) an annual base salary of $200,000, (ii) a target annual bonus of fifty percent of his base salary, and (iii) a grant of 250,000 restricted shares which will vest ratably over three years, commencing with the date of Mr. Schafer’s employment.

In addition, on January 29, 2013, the Company appointed Robert V. LaPenta, Chairman of the Board of Directors of the Company, to serve as Chief Executive Officer of the Company effective as of January 29, 2013. Mr. LaPenta will not receive a salary in connection with his service as Chief Executive Officer.

Amended and Restated Bylaws – On January 29, 2013 and effective as of the date thereof, the Company’s board approved new bylaws. The new bylaws added advance notice requirements for stockholders to propose director nominations or other business to be brought before an annual or special meeting of stockholders. Other features of the new bylaws that represent changes from the old bylaws include, among other things, (i) procedures for calling special meetings of stockholders and the board have been updated and allow for electronic transmission of notice of meetings; (ii) the board may provide that a meeting of stockholders will not be held at any place, but may instead be held solely by means of remote communication as authorized by the General Corporation Law of the State of Delaware; (iii) the board may set the number of directors; (iv) the removal procedures for directors are described; and (v) the office of Chief Financial Officer and Treasurer is described.

Investment and Consulting Agreement – On March 8, 2013, the Company executed an agreement in which the Company acquired the rights to certain assets for $500,000 in cash. Concurrently, the Company entered into a five-year sales consulting agreement with the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets. In addition, the Company agreed to issue 1,150,000 shares of the Company’s common stock to the sellers which vests over the five-year term of the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: April 16, 2013	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta
Robert V. LaPenta	April 16, 2013
Chief Executive Officer / Chairman
(Principal Executive Officer)

/s/ Charles J. Schafer	April 16, 2013
Charles J. Schafer – President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert A. Basil, Jr.	April 16, 2013
Robert A. Basil, Jr.– Director

/s/ James A. DePalma	April 16, 2013
James A. DePalma – Director

/s/ Bill Ingram	April 16, 2013
Bill Ingram – Director

/s/ Robert V. LaPenta, Jr.	April 16, 2013
Robert V. LaPenta, Jr.– Director

/s/ Dennis McCarthy	April 16, 2013
Dennis McCarthy – Director

/s/ Stephen G. Virtue	April 16, 2013
Stephen G. Virtue – Director