Form 10-Q
period 2013-03-31
Revolution Lighting Technologies, Inc.
filed 2013-05-15
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

(203) 504-1111

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

Number of shares of Common Stock, $.001 par value, outstanding on May 3, 2013: 76,420,291

Revolution Lighting Technologies, Inc.

Revolution Lighting Technologies, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,959,847	$4,434,292
Trade accounts receivable, less allowance for doubtful accounts of $56,931	5,441,369	1,306,600
Inventories	2,411,493	2,576,453
Other assets	1,040,375	390,977

Total current assets	14,853,084	8,708,322

Property and equipment	705,023	700,741
Accumulated depreciation and amortization	(419,592)	(381,237)

Net property and equipment	285,431	319,504

Goodwill	10,158,702	11,456,593
Intangible assets, less accumulated amortization of $1,823,120 and $873,045	12,701,801	12,052,876
Other assets, net	30,388	30,391

	$38,029,406	$32,567,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,647,518	$2,631,164
Accrued liabilities	1,833,738	865,995
Accrued compensation and benefits	693,070	219,117
Related party payable	51,340	8,237
Deferred revenue	33,520	29,626
Customer deposits	153,700	1,397,736
Seesmart purchase price obligations	1,366,856	3,240,595
Seesmart notes payable obligations	—	3,421,592

Total current liabilities	7,779,742	11,814,062
Deferred revenue – noncurrent	87,351	57,642
Dividend payable	280,556	—
Embedded conversion liability	4,804,850	—

Total liabilities	12,952,499	11,871,704
Commitments and contingencies
Series E convertible redeemable preferred stock, $.001 par value, aggregate liquidation preference of $5,529,792; 10,000 shares authorized, 5,000 shares issued and outstanding	5,529,792	—
Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,280,556; 25,000 shares authorized, 10,000 issued and outstanding	9,936,326	9,936,326
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $20; 1,000,000 shares authorized, 2 issued and outstanding	17	17
Series D convertible preferred stock, $.001 par value, aggregate liquidation preference of $1,191,500; 13,000 shares authorized, 11,915 and 11,177 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,006,402	943,672
Common stock, $.001 par value, 120,000,000 shares authorized, 76,351,391 and 70,213,480 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	76,352	70,214
Additional paid-in capital	64,136,067	60,035,719
Accumulated deficit	(55,608,049)	(50,289,966)

Total stockholders’ equity	19,547,115	20,695,982

	$38,029,406	$32,567,686

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$6,311,401	$1,148,247
Cost of sales	3,650,188	1,187,713

Gross profit (loss)	2,661,213	(39,466)

Operating expenses:
Selling, general and administrative:
Severance and transition costs	805,299	—
Acquisition related expense	1,054,607	—
Amortization and stock based compensation	1,142,169	89,863
Other selling, general and administrative	2,091,481	1,397,857
Research and development	459,438	197,172

Total operating expenses	5,552,994	1,684,892

Operating loss	(2,891,781)	(1,724,358)

Non-operating income (expense):
Change in fair value of embedded derivative	(3,169,083)	—
Gain on bargain purchase of business	742,750	—
Other income (expense)	31	(46,828)

Total non-operating expense, net	(2,426,302)	(46,828)

Loss from continuing operations	$(5,318,083)	$(1,771,186)

Provision for income taxes	—	—

Discontinued operations:
Income from discontinued operations	—	683

Net loss	$(5,318,083)	$(1,770,503)

Accrual of preferred stock dividends	(277,083)	—
Accretion to redemption value of Series E preferred stock	(2,170,650)	—

Net loss attributable to common stockholders	$(7,765,816)	$(1,770,503)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.11)	$(0.11)

Discontinued operations	$0.00	$0.00

Net loss attributable to common stockholders	$(0.11)	$(0.11)

Basic and diluted weighted average shares outstanding	71,658,506	16,452,738

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	21,179	$10,880,015	70,213,480	$70,214	$60,035,719	$(50,289,966)	$20,695,982	$—
Stock-based compensation for employees	—	—	—	—	31,625	—	31,625	—
Stock-based compensation for non-employees	—	—	—	—	160,468	—	160,468	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,967,826
Embedded conversion derivative	—	—	—	—	—	—	—	(1,635,767)
Issuance of Series D convertible preferred stock	738	62,730	—	—	—	—	62,730	—
Accrual of dividends on convertible preferred stock	—	—	—	—	(277,083)	—	(277,083)	27,083
Accretion of Series E preferred stock to redemption value	—	—	—	—	(2,170,650)	—	(2,170,650)	2,170,650
Issuance of common stock for cash, net of issuance costs	—	—	4,273,504	4,274	4,872,516	—	4,876,790	—
Issuance of common stock for services	—	—	42,735	42	(42)	—	—	—
Issuance of common stock for acquisition	—	—	1,821,672	1,822	1,182,264	—	1,184,086	—
Fees associated with issuances of common stock	—	—	—	—	(55,000)	—	(55,000)	—
Common stock to be issued	—	—	—	—	356,250	—	356,250	—
Net loss	—	—	—	—	—	(5,318,083)	(5,318,083)	—

Balance, March 31, 2013	21,917	$10,942,745	76,351,391	$76,352	$64,136,067	$(55,608,049)	$19,547,115	$5,529,792

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,318,083)	$(1,770,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,354	123,278
Amortization of intangibles	950,075	73,425
Amortization of debt discount and debt issuance costs	—	22,767
Amortization of deferred rent	—	(20,965)
Gain on bargain purchase of business	(742,750)	—
Stock-based compensation	192,094	26,239
Change in fair value of embedded derivative	3,169,083	—
Loss on disposal of property and equipment	—	6,062
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Trade accounts receivable, net	(4,134,769)	39,042
Inventories	164,960	494,428
Other assets	(649,395)	4,775
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	2,057,753	(33,217)
Accrued compensation and benefits	473,953	(46,029)
Customer deposits	(1,244,036)	—
Deferred revenue	33,603	—
Other liabilities	—	24,000

Total adjustments	308,925	713,805

Net cash used in operating activities	(5,009,158)	(1,056,698)

Cash Flows from Investing Activities:

Acquisition of Seesmart	(2,750,622)	—
Acquisition of Elite LED Solutions	(500,000)	—
Purchase of property and equipment	(4,281)	(19,600)
Patent and trademark costs	—	(30,639)
Proceeds from the sale of property and equipment	—	7,685

Net cash used in investing activities	(3,254,903)	(42,554)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	4,967,826	—
Proceeds from issuance of common stock, net of issuance costs	4,821,790	—

Net cash provided by financing activities	9,789,616	—

Net increase (decrease) in Cash and Cash Equivalents	1,525,555	(1,099,252)

Cash and Cash Equivalents, beginning of period	4,434,292	3,014,656

Cash and Cash Equivalents, end of period	$5,959,847	$1,915,404

Non-cash investing and financing activities:
Series D preferred stock issued for acquisition	$62,730	—
Common stock issued for acquisition	1,184,086	—

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, these condensed consolidated financial statements do not repeat disclosures that would substantially duplicate disclosures included in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and details of accounts that have not changed significantly in amount or composition.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

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

Liquidity – At March 31, 2013, the Company has cash on hand of $5,959,847. The Company has negative cash flow from operations of $5,129,491 for the year ended December 31, 2012 and $5,009,158 for the three months ended March 31, 2013, which includes cash paid for acquisition related costs and transition and severance costs. During the first quarter of 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of $5 million and common stock to unaffiliated investors for an additional $5 million in cash. In 2013, the Company is required to disburse $851,981 of the remaining cash consideration for the acquisition of Seesmart and fund operations and working capital. While the Company expects to generate negative cash flow from operations in 2013 as it integrates Seesmart and Lighting Integration Technologies, LLC, invests in the growth of the Company and implements its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the near future.

Although the Company has realized revenues of approximately $6.3 million during the first three months of 2013, the Company faces significant challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

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

Revenues from merchandise shipped to a logistics supplier for Seesmart, who had the contractual right to return merchandise in inventory, were recognized when the merchandise was delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue were recorded as customer deposits. During March 2013, the Company terminated the relationship with the logistics supplier. All inventories were returned to Seesmart in March. At March 31, 2013, the Company has recorded a liability of $1,179,603 for inventory returned to the Company, which is included in accrued liabilities.

Pursuant to agreements with distributors, which provide the distributors with the rights to purchase and resell inventory, the Company receives up front distributor fees for ongoing support obligations during the term of the agreement. Such fees are amortized by the Company over the term of the contracts which range from three to ten years. Unamortized distributor fees are included in deferred revenue in the accompanying consolidated balance sheets.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $10,000 at March 31, 2013 and $3,693,000 at December 31, 2012, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The fair value of reporting units and long lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy (Notes 5 and 6).

The Company uses Level 3 inputs to value assets acquired in the acquisition consummated in the first quarter of 2013 and Level 1 and Level 2 inputs to estimate the fair value of the embedded derivative related to the Series E preferred stock.

Derivative financial instruments – The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock and convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for bad debts for the three months ended March 31, 2013 comprises the following:

Allowance for doubtful accounts at January 1	$56,931
Additions	—
Write-offs	—

Allowance for doubtful accounts at March 31	$56,931

Inventories – Inventories at Lumificient and Seesmart are stated at the lower of cost (first-in, first-out) or market. Inventories for the Company’s former Array division are stated at the lower of cost (average cost) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Other assets – Other current assets consist primarily of deposits on orders to vendors.

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

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales. Changes in the warranty liability for the three months ended March 31, 2013 are as follows:

Warranty reserves at January 1	$345,974
Provisions for current period sales	119,115
Current year claims	(40,400)

Warranty reserves at March 31	$424,689

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

No provision for income taxes has been recorded for the three months ended March 31, 2013 and 2012 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2013 and 2012, the Company had 24,389,401 and 4,067,410, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at March 31, 2013 and 2012 because to do so would have been anti-dilutive.

Stock-based compensation – The Company accounts for stock-based compensation under the provisions of FASB ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which requires the recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company values restricted stock awards for to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below in accordance with ASC 718. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. No options were granted during the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company computed expense for each group utilizing the following assumptions:

Three Months Ended March 31, 2012
Expected volatility	81.1%
Weighted-average volatility	81.1%
Risk-free interest rate	0.4%
Expected dividend	0%
Expected life in years	3.5 – 8.6

The Company from time to time enters into arrangements with non-employee service providers pursuant to which it issues restricted stock vesting over specified periods for time based services. These arrangements are accounted for under the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees”. Pursuant to this standard the restricted stock is valued at the quoted price at the date of vesting. Prior to vesting, compensation is recorded on a cumulative basis based on the quoted market price at the end of the reporting period.

Stock-based compensation expense for employees recognized in the accompanying unaudited statements of operations for the three months ended March 31, 2013 and 2012 was $31,625 and $26,239. Stock based compensation recorded with respect to non-employee service providers during the three months ended March 31, 2013 amounted to $160,468. There was no such compensation recorded for the three months ended March 31, 2012.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Major customers – One customer represented 62% of the Company’s revenue for the three months ended March 31, 2013. This customer represented 72% of the Company’s trade accounts receivable at March 31, 2013.

2.	ACQUISITIONS:

Seesmart – On December 20, 2012, Revolution purchased all the equity interests of Seesmart Technologies, Inc. for consideration of approximately $10.1 million in cash funded by the issuance of Series C convertible preferred stock, approximately 7.7 million common stock shares valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. In addition, as described below, the Company settled outstanding convertible note obligations of Seesmart, which resulted in a total purchase price for the enterprise value of the business of $19.6 million. The purchase price is subject to adjustment to the extent that working capital (as defined in the agreement) at closing differs from the amount specified in the agreement. The parties are in negotiations regarding the adjustment but final agreement has not been reached. However, based on the status of the negotiations the Company has estimated a reduction of the purchase price of $1,229,962 which has been reflected in these financial statements as a reduction of goodwill.

Under the Merger Agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s shareholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s shareholders, not all of the consideration was distributed prior to March 31, 2013. During the three months ended March 31, 2013, the Company issued 738 shares of Series D convertible preferred stock, issued 1,821,672 shares of common stock and paid $2,750,622 as consideration for the Seesmart acquisition. In addition, the Merger Agreement contains provisions for certain escrow amounts of cash and stock. The Company has recorded a liability for the undistributed consideration and escrow amounts at March 31, 2013. The following table summarizes the distributed and undistributed consideration by type as of March 31, 2013:

	Distributed Consideration		Undistributed Consideration		Unfunded Escrow		Total Consideration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Cash	—	$10,410,343	—	$288,634	—	$563,347	—	$11,262,324
Common stock	8,428,722	5,478,670	262	169	791,856	514,707	9,220,840	5,993,546
Series D preferred stock	11,915	1,012,775	—	—	—	—	11,915	1,012,775

		$16,901,788		$288,803		$1,078,054		$18,268,645

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies, including the litigation discussed in Note 13, will be completed within the one year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations”.

Cash	$68,661
Accounts receivable	1,048,345
Inventory	1,352,326
Goodwill	10,158,702
Customer relationships	7,273,000
Trademarks	3,434,000
Other assets	333,470

Assets acquired	$23,668,504

Accounts payable	$2,692,064
Accrued liabilities	1,137,045
Deferred revenue	104,000
Customer deposits	1,466,750

Liabilities assumed	$5,399,859

Preliminary purchase price (enterprise value)	$18,268,645

Preliminary purchase price (equity value)	$14,914,982

All the goodwill is included in the LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units). None of the goodwill is expected to be deductible for income tax purposes.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with terms of the notes, the notes were converted into the right to receive cash equal to the principal, a 20% premium on the principal plus accrued interest. On the acquisition date, the Company’s cash obligation totaled $3,421,592. During 2013 pursuant to the terms of the merger agreement, the Company offered the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing $1,029,895 of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The Company has recognized a $67,929 reduction in the carrying value of goodwill represented the difference in the cash obligation and the value of the common stock issued, based on the market price of the Company’s common stock at the acquisition date. The remaining holders elected to be paid in cash and received $2,391,697.

Elite LED Solutions – On March 8, 2013, Lighting Integration Technologies, Inc. (“LIT”) a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. for $500,000 in cash and 300,000 of the Company’s common shares in contingent consideration valued at $356,250. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets and 3% of the net profits of LIT as defined. In addition, the Company agreed to issue 850,000 shares of the Company’s common stock to the sellers which vest over the five-year term of the agreement. The issuance of the shares is being accounted for as compensation to non-employees.

The transaction has been accounted as a business combination and the issuance of the common shares vesting over 5 years has been accounted as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees”. The Company acquired the business primarily because of the unfulfilled revenue contracts assigned to LIT and the estimated operating synergies expected to be realized with Seesmart. The following summarizes the preliminary purchase price allocation to the assets acquired. The final allocation will be completed within one year of the acquisition:

Customer contracts	$1,599,000
Gain on bargain purchase	(742,750)

Preliminary purchase price	$856,250

The Company is amortizing the customer contracts over the term of the cash flows generated by the contracts, which are expected to be realized within one year.

The pro forma results of the acquisition are not materially different from the historical results.

3.	Common Stock Investment:

On March 8, 2013, the Company, entered into, and closed, an investment agreement with Great American Insurance Company and Great American Life Insurance Company (collectively, the “Investors”), each a wholly owned subsidiary of American Financial Group, Inc. The Company issued to each Investor (i) 2,136,752 shares of the Company’s common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of common stock (such number of shares is the maximum number issuable to both Investors in the aggregate) for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the investment are to be used for general corporate and working capital purposes.

Under the investment agreement, the Investors are entitled to receive the additional 1,250,000 shares of common stock if the volume-weighted average price of a share of common stock as reported by Bloomberg Financial Markets for the 20 consecutive trading days ending on the last trading day prior to March 8, 2014 is less than $1.40. In connection with the investment, the Company agreed to grant the Investors certain tag-along registration rights with respect to the common stock issued to the Investors.

In connection with the investment, the Company paid $100,000 and issued 42,735 shares of common stock as a finder’s fee for the transaction.

4.	Inventories:

Inventories consist of the following:

	(Unaudited)
	March 31 2013	December 31, 2012
Raw materials	$1,298,351	$1,552,267
Finished goods	2,606,721	2,693,439

	3,905,072	4,245,706
Less: inventory reserve	(1,493,579)	(1,669,253)

Net inventories	$2,411,493	$2,576,453

During March 2013, the Company notified Seesmart’s logistics supplier of the Company’s intent to terminate its relationship. At March 31, 2013, all inventories were returned to Seesmart.

5.	Intangible Assets:

At March 31, 2013, the Company had the following intangible assets subject to amortization:

	(Unaudited) March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(112,529)	$155,375
Trademarks	4,314,000	(334,285)	3,979,715
Customer relationships	8,283,000	(663,754)	7,619,246
Customer contracts	1,599,000	(677,936)	921,064
Product certification and licensing costs	61,017	(34,616)	26,401

	$14,524,921	$(1,823,120)	$12,701,801

At December 31, 2012, the Company had the following intangible assets subject to amortization:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(106,725)	$161,179
Trademarks	4,314,000	(249,803)	4,064,197
Customer relationships	8,283,000	(486,983)	7,796,017
Product certification and licensing costs	61,017	(29,534)	31,483

	$12,925,921	$(873,045)	$12,052,876

Remaining estimated annual amortization expense is as follows:

Year Ending December 31:
2013	$1,733,558
2014	1,078,909
2015	1,072,631
2016	1,068,230
2017	1,068,230
Thereafter	6,680,243

$12,701,801

6.	Goodwill:

The Seesmart acquisition is subject to remeasurement through December 20, 2013 (Note 2). The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the three months ended March 31, 2013 are as follows:

	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
Balance, January 1, 2012	$1,988,920	$—	$1,988,920
Seesmart acquisition	11,456,593	—	11,456,593
Impairment loss	(1,988,920)	—	(1,988,920)

Balance, December 31, 2012	$11,456,593	$—	$11,456,593
Seesmart acquisition remeasurement	(1,297,891)	—	(1,297,891)

Balance, March 31, 2013	$10,158,702	$—	$10,158,702

Accumulated Balances:
Goodwill	$12,147,622	$407,369	$12,554,991
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, March 31, 2013	$10,158,702	$—	$10,158,702

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

At issuance, the value allocated to the Exchange Notes of $2,150,448 was less than the face value of $2,472,000. This original issue discount of $321,552 was being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $27,225 during the three months ended March 31, 2012.

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

The notes were extinguished during 2012. The Exchange Warrants issued in conjunction with the Exchange Notes expired on December 21, 2012.

8.	Preferred Stock:

At March 31, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock.

Series B Preferred Stock – The Company has designated 1,000,000 shares of Preferred Stock as Series B Convertible Preferred Stock.

On September 12, 2012, the Company entered into an Investment Agreement (the “Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC. The closing of the Investment occurred on September 25, 2012. In consideration of cash of $6 million (the “Investment”), the Company issued to RVL 600,000 shares of newly-created Series B Convertible Preferred Stock, $.001 par value per share (the “Series B Preferred Stock”). The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. The conversion price was the closing price of the Company’s common stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Investment. The proceeds from the Investment were used to extinguish the Exchange Notes and related accrued interest (Note 7), to fund a settlement payment in connection with the settlement of the Philips lawsuit described in Note 13, to pay the fees and expenses in connection with the Investment and for working capital purposes.

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

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date of the Investment Agreement was $0.13 per share, which was equal to the conversion price of the Series B Preferred Stock. As the Investment Agreement included certain conditions for closing, the commitment date for the Investment was deemed to be the date the Series B Preferred Stock was issued. On September 25, 2012, the closing date of the Investment, the Company’s common stock price had increased to $0.59 per share. As a result of the increase in the Company’s common stock price between the dates of the Investment Agreement and the closing of the Investment, the Company recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transaction costs, totaling $5,195,225 for the Series B Preferred Stock. The Company allocated the entire net proceeds of $5,195,225 to the BCF which was initially recorded in additional paid-in capital. The BCF was treated as a deemed dividend on the Series B Preferred Stock and was accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,225 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s Stockholders’ Equity.

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

The Series C Preferred Stock is initially non-voting and non-convertible. The Series C Preferred Stock will become voting and convertible into shares of the Company’s common stock after the Company has complied with the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended, with respect to the written consent of the majority stockholder of the Company, dated as of December 20, 2012, approving the issuance of common stock upon conversion of the Series C Preferred Stock pursuant to NASDAQ Listing Rule 5635 (the “Trigger Date”). From and after the Trigger Date, the Series C Stock will be convertible into common stock at a conversion price per share equal to $0.6889, subject to certain anti-dilution adjustments (the “Conversion Price”).

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

In the event of a change in control of the Company or a merger or recapitalization in which the Series C Preferred Stock is converted into property or securities other than shares of common stock, the Series C Preferred Stock will be automatically converted into common stock at a premium of 150% (if such event occurs prior to December 20, 2017) or 125% (if such event occurs on or after December 20, 2017) of the Series C Stated Value in place immediately prior to such event. Furthermore, from and after December 20, 2017, if the trading price of a share of common stock exceeds 200% of the Conversion Price then in effect for any twenty (20) trading days in the immediately preceding thirty (30) consecutive trading day period, the Company shall have the right to automatically convert the Series C Preferred Stock into common stock at the Conversion Price.

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the three months ended March 31, 2013, the Company accrued $250,000 of dividends.

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

Series D Preferred Stock – The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock.

On December 20, 2012, the Company issued 11,177 shares of newly-created Series D Convertible Preferred Stock, $.001 par value per share (the “Series D Preferred Stock”), as partial consideration in the Seesmart acquisition (Note 2). In the first quarter of 2013, the Company issued the remaining 738 shares of Series D Preferred Stock pursuant to the Merger Agreement. The Series D Preferred Stock is non-voting and shall initially be non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. The Series D Preferred Stock will be automatically converted into common stock on the Series D Trigger Date (as defined below) at a current conversion price per share equal to $0.6959, which is subject to certain anti-dilution adjustments. The “Series D Trigger Date” shall be the date that the issuance of such common stock shares has been approved by the stockholders of the Corporation in accordance with NASDAQ Listing Rule 5635 and the Corporation has complied with Rule 14c-2 of the Securities Exchange Act of 1934, as amended, in respect of such stockholder approval.

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

Series E Preferred Stock – The Series E Preferred Stock is redeemable and convertible and was issued on February 21, 2013, pursuant to an investment agreement with RVL whereby the Company issued to RVL 5,000 shares for cash of $5 million. The Series E Shares are initially non-voting and non-convertible and will become voting and convertible into shares of the Company’s common stock after the Trigger Date. At any time from and after the Trigger Date, the Series E Stock will be convertible into common stock at a conversion price per share equal to $1.17, subject to certain anti-dilution adjustments (the “Series E Conversion Price”).

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

Each Series E Share shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series E Shares or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Shares shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three months ended March 31, 2013, the Company accrued $27,083 of dividends.

The Company has classified the Series E Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series E Preferred Stock is not clearly and closely related to a debt-type host. Accordingly, the conversion option required separation from the host, classification and measurement as a derivative financial instrument and is accounted for as a liability at fair value. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series E Preferred Stock holds the majority of the Company’s voting rights; accordingly the preferred stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Preferred Stock’s conversion price, the Company has not recognized a BCF.

During the second quarter of 2013, the Company replaced the convertible and redeemable Series E shares with shares of a newly designated convertible and redeemable Series E Preferred Stock class, which corrects for and eliminates the liability on the conversion option referred to in the preceding paragraph by eliminating the related anti-dilution adjustment. Other than eliminating the terms resulting in this liability, no Series E Preferred Stock designations change. The Series E Preferred Stock remains convertible at any time from and after the Trigger Date at $1.17 per share of common stock subject to certain anti-dilution adjustments. Under the corrected designations, the embedded conversion option will not require separation from the host. Therefore, the new convertible and redeemable Series E Preferred Stock with all of its embedded derivatives will be classified entirely as temporary equity.

Tables follow that give pro forma effect of the Series E correction as if the correction had occurred on February 21, 2013:

	March 31, 2013
	Balance Sheet Line Items	Series E Adjustments	Pro Forma
Assets	$38,029,406	$0	$38,029,406

Liabilities	$12,952,499	$(4,804,850)	$8,147,649
Series E convertible redeemable preferred stock	5,529,792	0	5,529,792
Stockholders’ Equity	19,547,115	4,804,850	24,351,965

Total Liabilities, Series E & Stockholders’ Equity	$38,029,406	$0	$38,029,406

	March 31, 2013
	Statement of Operations Line Items	Series E Adjustments	Pro Forma
Revenue	$6,311,401	$0	$6,311,401
Gross profit	2,661,213	0	2,661,213

Operating loss	(2,891,781)	0	(2,891,781)
Non-operating expense	(2,426,302)	3,169,083	742,781

Loss from continuing operations	(5,318,083)	3,169,083	(2,149,000)
Net loss	(5,318,083)	3,169,083	(2,149,000)
Preferred stock dividends and accretion	(2,447,733)	1,635,767	(811,966)

Net loss attributable to common stockholders	$(7,765,816)	$4,804,850	$(2,960,966)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	(0.11)		(0.04)
Net loss attributable to common stockholders	(0.11)		(0.04)
Basic and diluted weighted average shares outstanding	71,658,506		71,658,506

Liquidation Preferences – The following summarize the order of seniority of liquidation preference:

1.	Series E preferred stock

2.	Series C preferred stock

3.	Series B preferred stock

4.	Series D preferred stock (on parity with common stock)

9.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of March 31, 2013, options to purchase 12,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. As of March 31, 2013, 680,868 shares of common stock were vested and exercisable under the 2003 Plan. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans for the three months ended March 31, 2013:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2012	353,953	737,020	$4.26
Options granted at market	(54,250)	54,250	0.54
Options forfeited or expired	81,467	(84,467)	1.83

Balance, December 31, 2012	381,170	706,803	$4.27
Options granted at market	—	—	—
Options forfeited or expired	10,167	(10,167)	3.53

Balance, March 31, 2013	391,337	696,636	$4.28

No options were granted in 2013. The weighted average fair value of options granted at market during the three months ended March 31, 2012 was $0.49 per option. No options were exercised during the three months ended March 31, 2013 and 2012. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2013 and 2012 was nominal.

At the shareholder meeting to be held on May 15, 2013, shareholders are expected to approve the 2013 Stock Incentive Plan (the “2013 Plan”). If approved by the Company’s shareholders, an aggregate of 2,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. The Company considers that approval to be perfunctory since the plan has been approved by the Board of Directors and the Company’s CEO, who controls a majority of the voting shares, has indicated that he will cause the voting shares that he controls to vote for approval of the 2013 Plan. As of April 9, 2013, the Board of Directors has approved the issuance of 1,041,000 restricted shares under the 2013 Plan to employees and non-employee service providers. Accordingly, 959,000 shares are available to be issued under the 2013 Plan.

10.	Related Party Transactions:

The Company has entered into four separate investment agreements with RVL, an affiliate of Aston Capital, LLC, which is controlled by our Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, Series C and Series E convertible preferred stock for cash aggregating $21 million. The terms of the Series B, C and E convertible preferred stock are described in Note 8.

Management Agreement – On April 9, 2013, the Company ratified a management services agreement with Aston Capital, LLC (the “Management Agreement”) to memorialize certain management services that Aston Capital, LLC has been providing to the Company since RVL acquired majority control in September, 2012. Pursuant to the Management Agreement, Aston Capital, LLC provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston Capital, LLC under the Management Agreement, the Company has agreed to issue 500,000 shares of restricted common stock under the Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan to Aston Capital, LLC to vest in three equal annual increments, with the first such vesting date being September 25, 2013. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee evaluates director compensation) whether additional compensation to Aston Capital, LLC is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters – The Company relocated its corporate headquarters to Stamford, CT to a space currently occupied by affiliates of Robert V. LaPenta, Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized. During the quarter ended March 31, 2013, the Company agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. Costs allocated to the Company amounted to $68,330 for the three months ended March 31, 2013.

RVL Transaction Fees – Pursuant to the Series E investment agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the three months ended March 31, 2013, the Company incurred $28,525 related to these costs.

Assumption of Lease from Related Party – In conjunction with the Seesmart acquisition, the Company assumed a lease entered into by Progress 44, Inc., a company affiliated with Seesmart’s President Raymond Sjolseth, and agreed to reimburse Progress 44, Inc. for any lease payments made subsequent to the acquisition date.

Revenues from Related Party – A consulting firm owned by Seesmart’s chief operating officer provides consulting services to a distributor of the Company. The Company recorded revenue totaling $200,937 from this distributor for the three months ended March 31, 2013. At March 31, 2013, the Company had trade accounts receivable due from the distributor totaling $232,596.

11.	Recent Events:

Departure of Officers; Appointment of Certain Directors and Officers – On February 16, 2013, the Company entered into a transition, separation and general release agreement with Mr. Langford, the Company’s former Chief Financial Officer, specifying (i) the final terms of his resignation as Chief Financial Officer, (ii) his employment by the Company in position of Vice President of Finance until the close of business on April 1, 2013 and (iii) the terms of a consulting arrangement during the period beginning on April 2, 2013 and ending on April 30, 2013. This agreement included, among other things, a separation payment in the aggregate amount of $183,750, less applicable withholdings and customary payroll deductions and a bonus in the aggregate amount of $30,000, less applicable withholdings and customary payroll deductions, subject to the reasonably satisfactory completion of his transitional duties as described in the agreement. The agreement also specified that the Company’s obligations set forth in the indemnification agreement between Mr. Langford and the Company will survive the termination of Mr. Langford’s employment with the Company as set forth in such agreement. The agreement also contains additional provisions which are customary for agreements of this type. These include confidentiality, nonsolicitation and cooperation provisions, as well as a mutual release of claims. There were no disagreements between the Company and Mr. Langford on any matter relating to the Company’s operations, policies or practices.

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

12.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
Revenues from external customers:
LED replacement lamps and fixtures	$5,461,269	$290,146
LED signage and lighting strips	850,132	858,101

Total revenues from external customers	$6,311,401	$1,148,247

Segment income (loss):
LED replacement lamps and fixtures	$60,496	$(622,032)
LED signage and lighting strips	(70,443)	(94,684)

Segment income (loss)	(9,947)	(716,716)
Unallocated amounts:
Corporate expenses	(2,139,084)	(1,007,642)
Change in fair value of embedded derivative	(3,169,083)	—
Other income (expense)	31	(46,828)

Loss from continuing operations	$(5,318,083)	$(1,771,186)

Depreciation and amortization:
LED replacement lamps and fixtures	$924,446	$54,874
LED signage and lighting strips	58,555	62,463

Segment depreciation and amortization	983,001	117,337
Corporate depreciation and amortization	5,428	79,366

Total depreciation and amortization	$988,429	$196,703

13.	Contingencies:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012. All references in this report on Form 10-Q to “Revolution,” “Revolution Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Revolution Lighting Technologies, Inc. and our consolidated subsidiaries.

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

Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2012. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Events

On February 21, 2013, the Company closed on an investment agreement whereby the Company issued 5,000 shares of Series E convertible redeemable preferred stock to RVL 1 LLC for cash of $5 million.

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

On March 8, 2013, Lighting Integration Technologies, Inc. (“LIT”) a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. for $500,000 in cash and 300,000 of the Company’s common shares in contingent consideration valued at approximately $356,000. In addition, the Company agreed to issue 850,000 shares of the Company’s common stock to the sellers which vests over the five-year term of the agreement. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets and 3% of the net profits of LIT as defined.

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

On December 20, 2012, we acquired Seesmart Technologies, Inc., headquartered in Simi Valley, California. Seesmart is a LED solutions provider with a broad range of solutions serving the commercial lighting market. We believe that Seesmart’s strong management, combined with its exclusive network of experienced lighting distributors and sales representatives, provides us with a customer and solution-focused advantage. Seesmart has a growing group of 56 exclusive distributors in the United States and 300 sales representatives promoting Seesmart products, along with more distributors in selected international locations. In addition, it has established centers of excellence in key U.S. locations, which are used to provide distributor training and to demonstrate and develop state-of-the-art lighting solutions in realistic product environments. We believe that Seesmart has extensive end-to-end product line for both indoor (interior) and outdoor (exterior) applications that is highly complementary to our existing Array product line. With the recent acquisition of Seesmart by Revolution, the Array and Lumificient brands are now being merged into Seesmart’s product categories and offered through Seesmart’s sales channels.

We have also repositioned the Company’s strategic focus from the consumer retail market to the larger commercial, industrial and municipal markets (municipal, university, schools and health care).

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment include the Seesmart business and the Array business, which has been integrated with the Seesmart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this report, we sometimes use “Seesmart” to refer to our LED replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

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

Summary of Results

For the three months ended March 31, 2013, the Company reported revenues of approximately $6.3 million and a net loss of approximately $5.3 million compared to revenues approximately $1.1 million and net loss of approximately $1.8 million for the corresponding period in 2012. The 2013 results reflect the acquisitions of Seesmart and LIT businesses that were acquired in December 2012 and March 2013, respectively. Revenues from the acquisitions totaled approximated $5.4 million. The Company’s reported net loss of approximately $5.3 million included the following:

(in millions)
Change in fair value of embedded derivative	$(3.2)
Gain on bargain purchase of business	0.7
Severance and transition costs	(0.9)
Acquisition related costs	(1.1)
Depreciation and amortization	(1.0)
Stock compensation costs	(0.2)

Total	$(5.7)

Three Months Ended March 31, 2013

Revenue

	(Unaudited) Three Months Ended March 31,
	2013	2012	Change	% Change
LED lamps	$5,461,269	$290,146	$5,171,123	1,782%
Lumificient	850,132	858,101	(7,969)	-1%

Total revenue	$6,311,401	$1,148,247	$5,163,154	450%

Total revenue for the three months ended March 31, 2013 increased 450%, or approximately $5,163,000, to approximately $6,311,000 as compared to approximately $1,148,000 for the three months ended March 31, 2012. Sales of Lumificient products of approximately $850,000 were comparable to the first quarter of 2012. Revenues from LED lamps primarily represent sales of Seesmart and LIT, which were acquired in December 2012 and March 2013, respectively. Sales to one customer represented 62% of our revenue for the three months ended March 31, 2013.

Gross Profit

	(Unaudited) Three Months Ended March 31,
	2013	2012	Change	% Change
Revenue	$6,311,401	$1,148,247	$5,163,154	450%
Cost of sales	3,650,188	1,187,713	2,462,475	207%

Gross profit (loss)	$2,661,213	$(39,466)	$2,700,679	N/A

Gross margin %	42%	-3%

Gross profit for the three months ended March 31, 2013 was approximately $2,661,000, or 42% of revenue, as compared to gross loss of approximately $39,000, or -3% of revenue for the comparable period of 2012. Gross margin increased to 42% in the first quarter of 2013, which reflects sales to commercial and industrial customers. In addition, during the first quarter of 2012, sales of Array products generated negative gross margins as we began liquidating surplus and discontinued inventory. During the first quarter of 2013, the Company’s acquisitions accounted for gross profit of approximately $2,375,000.

Operating Expenses

	(Unaudited) Three Months Ended March 31,
	2013	2012	Change	% Change
Selling, general and administrative:
Severance and transition costs	$805,299	$—	$805,299	—
Acquisition related expenses	1,054,607	—	1,054,607	—
Amortization and stock based compensation	1,142,169	89,863	1,052,306	1,171%
Other selling, general and administrative	2,091,481	1,397,857	693,624	50%
Research and development	459,438	197,172	262,266	133%

Total operating expenses	$5,552,994	$1,684,892	$3,868,102	230%

Selling, general and administrative (SG&A) expenses were approximately $5,094,000 for the quarter ended March 31, 2013 as compared to approximately $1,488,000 for the same period in 2012, an increase of approximately $3,606,000, or 242%. The first quarter of 2013 includes severance expense of approximately $564,000 relating to the transition of our corporate office to Stamford, Connecticut. Also, we experienced an increase in operating costs as we incurred expense for both our North Carolina and Connecticut offices during the quarter. In addition, we incurred approximately $1,055,000 of expense relating to our acquisitions of Seesmart and LIT. We incurred non-cash amortization and stock based compensation expense of approximately $1,142,000 for the three months ended March 31, 2013, an increase of approximately $1,052,000 for the same period 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart and LIT. Other SGA increased approximately $694,000, or 50%, primarily as a result of the acquisitions of Seesmart and LIT.

As a result of the acquisition of Seesmart, research and development costs increased approximately $262,000, or 133%, to approximately $459,000 during the three months ended March 31, 2013, compared to the same period in 2012.

Non-operating Income and Expense

	(Unaudited) Three Months Ended March 31,
	2013	2012	Change	% Change
Change in fair value of embedded derivative	$(3,169,083)	$—	$(3,169,083)	—
Gain on bargain purchase of business	742,750	—	742,750	—
Other income (expense)	31	(46,828)	46,859	-100%

Total non-operating expense, net	$(2,426,302)	$(46,828)	$(2,379,474)	N/A

In connection with the acquisition of Elite we recognized a bargain purchase gain of $743,000. We recorded a charge related to an increase in value of the embedded conversion feature of our Series E preferred stock as a result of the increase in the common stock price. We have changed the terms of our Series E preferred stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings.

Income Taxes

No income tax benefit was recorded for the three months ended March 31, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

Net loss for the three months ended March 31, 2013 and 2012 was approximately $5,318,000 and $1,771,000, respectively. Net loss attributable to common stockholders for the three months ended March 31, 2013 was approximately $7,766,000 and includes the effects of the accretion to redemption value of the Series E preferred stock and accrual of preferred stock dividends. Basic and diluted loss per common share was $0.11 for the three months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

At March 31, 2013, we had working capital of approximately $7,073,000, including cash and cash equivalents of approximately $5,960,000, an increase of approximately $10,179,000 compared to negative working capital of approximately $3,106,000, including cash and cash equivalents of approximately $4,434,000, at December 31, 2012. The increase in working capital primarily results from the issuance of equity securities during the quarter ended March 31, 2013.

Net cash used in operating activities increased approximately $3,952,000 to approximately $5,009,000 for the three months ended March 31, 2013, as compared to approximately $1,057,000 for the three months ended March 31, 2012. Net loss adjusted for non-cash items for the three months ended March 31, 2013 increased by approximately $172,000, as compared to the same period in 2012. Cash used for operating assets and liabilities was approximately $3,298,000 for the three months ended March 31, 2013 compared to cash generated from operating assets and liabilities of approximately $483,000 for the same period in 2012, which reflects the timing of cash receipts and disbursements relative to the periods the corresponding amounts are reflected in the results of operations.

Net cash used in investing activities for the three months ended March 31, 2013 and 2012 was approximately $3,255,000 and $43,000, respectively. The increase in cash used in investing activities of approximately $3,212,000 is primarily the result of approximately $2,751,000 of cash used for acquisitions in the three months ended March 31, 2013. Cash used for the purchase of property and equipment, net of proceeds from the sale of property and equipment, decreased by approximately $8,000 for the three months ended March 31, 2013, as compared to the same period in 2012, and cash used for patents, trademarks and other intangible assets costs decreased by approximately $31,000 in three months ended March 31, 2013 compared to the same period in 2012.

Net cash provided by financing activities increased by approximately $9,790,000 for the three months ended March 31, 2013 as compared to the same period in 2012. This increase is the result of the issuance of equity securities during the quarter ended March 31, 2013.

At March 31, 2013, we had cash on hand of approximately $5,960,000. In the first quarter or 2013 we had negative cash flow from operations of approximately $5,009,000. During 2012, we issued convertible preferred stock to RVL for net cash proceeds aggregating approximately $15,132,000 which was used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital. In the first quarter of 2013, we issued convertible redeemable preferred stock to RVL for cash of $5 million and common stock to unaffiliated investors for an additional $5 million in cash and settled the assumed convertible obligations of Seesmart of approximately $3,422,000. While we expect to generate negative cash flow from operations in 2013 as we integrate Seesmart, invest in the growth of the Company and implement our growth strategy, we believe we have adequate resources to meet our cash requirements in the near future.

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

Contractual Obligations

Except for the repayment of the Seesmart notes payable obligations described elsewhere in the Quarterly Report on Form 10-Q there have been no material changes to the contractual obligations described in our Annual Report on form 10-K.

Critical Accounting Policies

As of March 31, 2013, there have been no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, goodwill and intangibles, accounts receivable, inventory, stock-based compensation, warranty obligations and purchase price allocation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. As of March 31, 2013, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

An evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our company’s internal control over financial reporting contained a material weakness as of December 31, 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness relates to the design and operation of the Company’s consolidated closing and financial reporting processes, including the accounting for the December 20, 2012 Seesmart acquisition. The issues giving rise to the material weakness included an insufficient complement of financial accounting personnel and oversight to address the additional accounting and financial reporting requirements resulting from the Seesmart acquisition.

Notwithstanding the material weakness, management concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

There were no changes in our internal control over financial reporting that occurred during the three month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On December 20, 2012, the Company completed the acquisition of Seesmart Technologies, Inc., a company not required to file reports with the Securities and Exchange Commission. At the date of the acquisition, Seesmart had not prepared audited financial statements for 2010 and 2011 or interim financial statements for the nine months ended September 30, 2012. Company management recognized that the internal controls over financial reporting as they related to separate financial statements of Seesmart were inadequate. Accordingly, subsequent to the acquisition, management immediately implemented an action plan by assessing the Company’s and Seesmart’s financial accounting resources, hiring an experienced CFO for the Company, engaging a senior accounting expert, and adding outside resources to assist internal resources from the Company and Seesmart. In addition, the Company hired a controller for Seesmart who assumed his responsibilities on April 8, 2013 and hired additional accounting resources at the corporate level. Finally, as part of its 2013 evaluation of internal controls over financial reporting, the Company expects to engage outside consultants to assist with an assessment of internal controls, develop a remediation plan to address deficiencies including material weaknesses, implement the plan and test internal controls, all within 2013.

PART II

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities Exchange Commission on April 16, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

As previously disclosed by the Company, on February 21, 2013, the Company closed on an investment agreement whereby the Company issued 5,000 shares of Series E convertible redeemable preferred stock to RVL. As described in more detail in “Series E Preferred Stock” in Note 8 above, the Series E Certificate of Designations filed with the Secretary of State of the State of Delaware on February 21, 2013, contained certain convertibility provisions not intended by either the Company or RVL. On May 14, 2013, the Company entered into a Series E Correction Agreement with RVL pursuant to which RVL will surrender all of the shares of Series E Preferred Stock in exchange for the right to receive 5,000 shares of a newly created Series E Convertible Redeemable Preferred Stock (the “New Series E Stock”). Upon the surrender of the Series E Preferred Stock, such shares will be automatically cancelled and retired by the Company. Other than eliminating the incorrect convertibility provisions, the New Series E Stock is identical to the Series E Preferred Stock. The New Series E Stock remains convertible at any time from and after the Trigger Date at $1.17 per share of common stock subject to certain anti-dilution adjustments.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

4.1*	Certificate of Elimination of the Series E Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc.

4.2*	Certificate of Designations, Preferences and Rights of the Series E Convertible Preferred Stock of Revolution Lighting Technologies, Inc.

10.1	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to Annex A of our Definitive Information Statement filed on April 22, 2013)

10.2*	Form of Restricted Share Grant Award Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 14, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 14, 2013

Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: May 14, 2013

Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)