Form 10-Q
period 2013-06-30
Revolution Lighting Technologies, Inc.
filed 2013-08-07
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of Common Stock, $.001 par value, outstanding on August 1, 2013: 80,234,028

Revolution Lighting Technologies, Inc.

Revolution Lighting Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,347,361	$4,434,292
Trade accounts receivable, less allowance for doubtful accounts of $61,931 and $56,931	6,068,738	1,306,600
Inventories	2,113,259	2,576,453
Other assets	799,077	390,977

Total current assets	14,328,435	8,708,322

Property and equipment	714,098	700,741
Accumulated depreciation and amortization	(459,702)	(381,237)

Net property and equipment	254,396	319,504

Goodwill	10,165,993	10,165,993
Intangible assets	11,674,311	12,052,876
Other assets, net	30,389	30,391

	$36,453,524	$31,277,086

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,648,668	$2,631,163
Accrued liabilities	662,484	865,995
Accrued compensation and benefits	454,653	219,117
Related party payable	—	8,237
Deferred revenue	41,520	29,626
Customer deposits	247,071	1,397,736
Seesmart purchase price obligations	662,786	1,949,996
Seesmart notes payable obligations	—	3,421,592

Total current liabilities	6,717,182	10,523,462

Deferred revenue – noncurrent	109,969	57,642
Dividends payable	533,334	—

Total liabilities	7,360,485	10,581,104

Commitments and contingencies (Note 13)

Series E convertible redeemable preferred stock, $.001 par value, aggregate liquidation preference of $5,599,306; 10,000 shares authorized, 5,000 shares issued and outstanding	5,599,306	—

Stockholders’ Equity:

Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,596,529; 25,000 shares authorized, 10,000 issued and outstanding	9,936,326	9,936,326
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $20; 1,000,000 shares authorized, 2 issued and outstanding	17	17
Series D convertible preferred stock, $.001 par value, aggregate liquidation preference of $1,191,500; 13,000 shares authorized, and 11,177 issued and outstanding all as of December 31, 2012,	—	943,672
Common stock, $.001 par value, 150,000,000 shares authorized, 80,222,028 and 70,213,480 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	80,223	70,214
Additional paid-in capital	74,219,774	60,035,719
Accumulated deficit	(60,742,607)	(50,289,966)

Total stockholders’ equity	23,493,733	20,695,982

	$36,453,524	$31,277,086

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$7,357,307	$1,053,305	$13,668,709	$2,201,552
Cost of sales	3,772,374	1,707,123	7,422,562	2,894,836

Gross profit (loss)	3,584,933	(653,818)	6,246,147	(693,284)

Operating expenses:
Selling, general and administrative:
Severance and transition costs	172,712	—	978,011	—
Acquisition and other related expenses	520,246	—	1,574,853	—
Amortization	1,027,490	63,624	1,977,565	144,954
Stock based compensation	508,791	26,239	700,885	44,086
Other selling, general and administrative	2,352,032	1,378,083	4,443,515	2,766,626
Research and development	320,408	125,824	779,845	322,996
Impairment charge	—	3,397,212	—	3,397,212

Total operating expenses	4,901,679	4,990,982	10,454,674	6,675,874

Operating loss	(1,316,746)	(5,644,800)	(4,208,527)	(7,369,158)

Non-operating income (expense):
Change in fair value of embedded derivative	(3,821,270)	—	(6,990,353)	—
Gain on bargain purchase of business	—	—	742,750	—
Other income (expense)	3,457	(83,644)	3,489	(130,472)

Total non-operating expense, net	(3,817,813)	(83,644)	(6,244,114)	(130,472)

Loss from continuing operations	$(5,134,559)	$(5,728,444)	$(10,452,641)	$(7,499,630)

Discontinued operations:
Income from discontinued operations	—	—	—	683

Net loss	$(5,134,559)	$(5,728,444)	$(10,452,641)	$(7,498,947)

Accrual of preferred stock dividends	315,972	—	593,056	—
Accretion to redemption value of Series E preferred stock	6,319	—	2,176,968	—

Net loss attributable to common stockholders	$(5,456,850)	$(5,728,444)	$(13,222,665)	$(7,498,947)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.07)	$(0.35)	$(0.18)	$(0.46)

Discontinued operations	$—	$—	$—	$—

Net loss attributable to common stockholders	$(0.07)	$(0.35)	$(0.18)	$(0.46)

Basic and diluted weighted average shares outstanding	77,286,147	16,452,738	74,487,742	16,452,738

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	21,179	$10,880,015	70,213,480	$70,214	$60,035,719	$(50,289,966)	$20,695,982	$—

Exercise of stock options	—	—	96,146	96	218,476	—	218,572	—

Stock-based compensation for employees	—	—	—	—	90,231	—	90,231	—

Stock-based compensation for non-employees	—	—	—	—	610,654	—	610,654	—

Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,967,826

Accretion of Series E preferred stock to redemption value	—	—	—	—	(2,176,968)	—	(2,176,968)	2,176,968

Embedded Conversion Liability	—	—	—	—	8,626,120	—	8,626,120	(1,635,767)

Issuance of Series D convertible preferred stock	738	62,730	—	—	—	—	62,730	—

Conversion of Series D preferred stock	(11,915)	(1,006,402)	1,712,167	1,712	1,004,690	—	—	—

Accrual of dividends on convertible preferred stock	—	—	—	—	(593,056)	—	(593,056)	90,279

Issuance of common stock for cash, net of issuance costs	—	—	4,273,504	4,274	4,872,516	—	4,876,790	—

Issuance of unvested common stock	—	—	1,933,735	1,933	(1,933)	—	—	—

Issuance of common stock for 2012 Seesmart acquisition	—	—	1,992,996	1,994	1,293,453	—	1,295,447	—

Fees associated with issuances of common stock	—	—	—	—	(116,378)	—	(116,378)	—

Common stock to be issued 2013 acquisition	—	—	—	—	356,250	—	356,250	—

Net loss	—	—	—	—	—	(10,452,641)	(10,452,641)	—

Balance, June 30, 2013	10,002	$9,936,343	80,222,028	$80,223	$74,219,774	$(60,742,607)	$23,493,733	$5,599,306

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(10,452,641)	$(7,498,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,632	193,450
Amortization of intangibles	1,977,565	144,954
Amortization of debt discount and debt issuance costs	—	46,191
Amortization of deferred rent	—	(23,223)
Impairment charge	—	3,397,212
Gain on purchase of business	(742,750)	—
Stock-based compensation	700,885	44,086
Change in fair value of embedded derivative	6,990,353	—
Loss on disposal of property and equipment	—	6,062
Increase in inventory reserve and inventory write downs	—	948,366
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Trade accounts receivable, net	(4,762,136)	51,401
Inventories	463,194	571,329
Other assets	(408,098)	(38,396)
Increase (decrease) in:
Accounts payable, accrued liabilities and related party payable	1,836,314	252,778
Accrued compensation and benefits	235,536	(34,020)
Customer deposits	(1,150,665)	—
Deferred revenue	64,221	—
Other liabilities	—	84,000

Net cash used in operating activities	(5,169,590)	(1,854,757)

Cash Flows from Investing Activities:
Acquisition of Seesmart	(3,350,627)	—
Acquisition of Elite LED Solutions Business	(500,000)	—
Purchase of property and equipment	(13,524)	(19,601)
Patent and trademark costs	—	(62,474)
Proceeds from the sale of property and equipment	—	7,685

Net cash used in investing activities	(3,864,151)	(74,390)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	4,967,826	—
Proceeds from issuance of common stock, net of issuance costs	4,760,412	—
Proceeds from Employee Stock Options	218,572	—

Net cash provided by financing activities	9,946,810	—

Net increase (decrease) in Cash and Cash Equivalents	913,069	(1,929,147)

Cash and Cash Equivalents, beginning of period	4,434,292	3,014,656

Cash and Cash Equivalents, end of period	$5,347,361	$1,085,509

Non-cash investing and financing activities:
Series D preferred stock issued for acquisition	$62,730	—
Common stock issued for acquisition	$1,295,447	—
Conversion of Series D Preferred Stock	$1,006,402	—
Accrual of dividends on cumulative preferred stock	$593,056	—

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to revenue recognition, income taxes, accounts receivable, inventory, stock-based compensation, goodwill and intangible assets, warranty obligations, fair value measurements, financing and equity instruments and contingencies. Actual results could differ from those estimates.

Liquidity – At June 30, 2013, the Company has cash on hand of $5,347,361. For the quarter ended June 30, 2013 the Company reported negative cash flows from operations of $160,432, compared to negative cash flows from operations of $5,009,158 reported in the first quarter of 2013 and negative cash flows from operations of $798,059 reported in the second quarter of 2012. The 2013 cash flows include cash paid for acquisition related costs and transition and severance costs. During the first quarter of 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of approximately $5 million and common stock to unaffiliated investors for an additional approximate $5 million in cash. While the Company expects to generate negative cash flow from operations in 2013 as it integrates Seesmart and Lighting Integration Technologies, LLC, invests in the growth of the Company and implements its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the near future.

Although the Company has realized revenues of $13,668,709 during the first six months of 2013, the Company faces challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

Revenue recognition – Generally, the Company recognizes revenue for its products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case-by-case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue. Revenues from installation services are recognized as the services are performed.

Revenues from merchandise shipped to a logistics supplier for Seesmart, who had the contractual right to return merchandise in inventory, were recognized when the merchandise was delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue were recorded as customer deposits. During March 2013, the Company terminated the relationship with the logistics supplier. All inventories were reacquired by Seesmart in March for $789,057.

Pursuant to agreements with distributors, which provide the distributors with the rights to purchase and resell inventory, the Company receives upfront fees for ongoing support obligations during the term of the agreement. Such fees are amortized by the Company over the term of the contracts, which range from three to ten years. Unamortized distributor fees are included in deferred revenue in the accompanying consolidated balance sheets.

The Company from time to time enters into multiple element arrangements, primarily the delivery of products and installation services. The Company allocates the sales value to each element based on its best estimate of the selling price and recognizes revenues in accordance with the relevant standard for each element.

The Company collects sales taxes from certain customers. ASC 605-45-50 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). The Company has elected to record sales tax revenue on a gross basis. For the six months ended June 30, 2013, revenues from sales taxes were approximately $522,000. Prior to 2013, sales taxes were inconsequential.

Fair Value Measurements – FASB Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $61,000 at June 30, 2013 and $3,693,000 at December 31, 2012, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

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

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for bad debts for the six months ended June 30, 2013 comprises the following:

Allowance for doubtful accounts at January 1	$56,931
Additions	10,547
Write-offs	(5,547)

Allowance for doubtful accounts at June 30	$61,931

Inventories – Inventories at Lumificient and Seesmart are stated at the lower of cost (first-in, first-out) or market. Inventories for the Company’s former Array division are stated at the lower of cost (average cost) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Other current assets – Other current assets consist primarily of deposits on orders to vendors.

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

Intangible assets and goodwill – The Company accounts for its intangible assets and goodwill under FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”) and FASB ASC 360 “Property and Equipment” (“ASC 360”).

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

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the warranty liability for the six months ended June 30, 2013 are as follows:

Warranty reserves at January 1	$345,974
Provisions for current period sales	208,174
Current period claims	(87,081)

Warranty reserves at June 30	$467,067

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

No provision for income taxes has been recorded for the three and six months ended June 30, 2013 and 2012 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At June 30, 2013 and 2012, the Company had 22,427,614 and 3,221,393, respectively, common shares which may be acquired pursuant to outstanding employee stock options, warrants and convertible securities that were not included in the computation of loss per share at June 30, 2013 and 2012 because to do so would have been anti-dilutive.

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

The Company values restricted stock awards for to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below in accordance with ASC 718. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. No options were granted during the six months ended June 30, 2013. For the six months ended 2012, the Company computed expense for each group utilizing the following assumptions:

Six Months Ended June 30, 2012
Expected volatility	75.8 – 81.1%
Weighted-average volatility	76.0%
Risk-free interest rate	0.4 – 0.9%
Expected dividend	0%
Expected life in years	3.5 – 8.6 Years

The Company from time to time enters into arrangements with non-employee service providers pursuant to which it issues restricted stock vesting over specified periods for time-based services. These arrangements are accounted for under the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees”. Pursuant to this standard, the restricted stock is valued at the quoted price at the date of vesting. Prior to vesting, compensation is recorded on a cumulative basis based on the quoted market price at the end of the reporting period.

Stock-based compensation expense for employees recognized in the accompanying unaudited statements of operations for the three months ended June 30, 2013 and 2012 was $58,606 and $26,239, respectively. Stock-based compensation expense for employees recognized in the accompanying unaudited statements of operations for the six months ended June 30, 2013 and 2012 was $90,231 and $44,086, respectively.

Stock-based compensation recorded with respect to non-employee service providers during the three months and six months ended June 30, 2013 amounted to $450,186 and $610,654, respectively. There was no such compensation recorded for three and six months ended June 30, 2012.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Major customers – A group of related entities represented 58% of the Company’s revenue for the six months ended June 30, 2013. This group represented 75% of the Company’s trade accounts receivable at June 30, 2013.

2.	ACQUISITIONS:

Seesmart – On December 20, 2012, Revolution purchased all the equity interests of Seesmart Technologies, Inc. for consideration of approximately $10.1 million in cash funded by the issuance of Series C convertible preferred stock, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. The purchase price was subject to adjustment to the extent that working capital (as defined in the agreement) at closing differed from the amount specified in the agreement. The final working capital adjustment reduced the purchase price by approximately $1.2 million and has been reflected in these financial statements as a reduction of goodwill. As described below, the Company settled outstanding convertible note obligations of Seesmart, which resulted in a total preliminary purchase price of $18.3 million for the enterprise value of the business. In accordance with the relevant accounting standard, the December 31, 2012 balance sheet has been retroactively adjusted to reduce goodwill and the Seesmart purchase price obligations liability by $ 1.3 million.

Under the Merger Agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s shareholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s shareholders and note holders, not all of the consideration was distributed prior to June 30, 2013. During the three months ended June 30, 2013, the Company issued 171,324 shares of common stock and paid $600,000 as consideration for the Seesmart acquisition. During the six months ended June 30, 2013, the Company issued 738 shares of Series D convertible preferred stock, issued 1,992,996 shares of common stock and paid approximately $3.3 million as consideration for the Seesmart acquisition. In addition, the Merger Agreement contains provisions for certain escrow amounts of cash and stock. The Company has recorded a liability for the undistributed consideration and unfunded escrow of approximately $663,000 at June 30, 2013.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with terms of the notes, the notes were converted into the right to receive cash equal to the principal, a 20% premium on the principal plus accrued interest. On the acquisition date, the Company’s cash obligation totaled approximately $3.4 million. During the first quarter of 2013 pursuant to the terms of the merger agreement, the Company offered the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing approximately $1 million of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The Company has recognized an approximate $68,000 reduction in the carrying value of goodwill representing the difference in the cash obligation and the value of the common stock issued, based on the market price of the Company’s common stock at the acquisition date. The remaining holders elected to be paid in cash and received approximately $2.4 million. The Seesmart convertible notes payable was completely extinguished during the first quarter of 2013.

The following table summarizes the distributed and undistributed consideration by type as of June 30, 2013:

	Distributed Consideration		Undistributed Consideration		Unfunded Escrow		Total Consideration
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Cash	—	$11,010,343	—	$169,410	—	$119,224	—	$11,298,977
Common stock	8,600,046	5,590,031	262	169	575,358	373,983	9,175,666	5,964,183
Series D preferred stock	11,915	1,012,775	—	—	—	—	11,915	1,012,775

		$17,613,149		$169,579		$493,207		$18,275,935

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies, including the litigation discussed in Note 13, will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations”.

Cash	$68,661
Accounts receivable	1,048,345
Inventory	1,352,326
Goodwill	10,165,993
Customer relationships	7,273,000
Trademarks	3,434,000
Other assets	333,470

Assets acquired	$23,675,795

Accounts payable	$2,692,065
Accrued liabilities	1,137,045
Deferred revenue	104,000
Customer deposits	1,466,750

Liabilities assumed	$5,399,860

Preliminary purchase price (enterprise value)	$18,275,935

Preliminary purchase price (equity value)	$14,922,982

All the goodwill is included in the LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units). None of the goodwill is expected to be deductible for income tax purposes.

Elite LED Solutions – On March 8, 2013, Lighting Integration Technologies, Inc. (“LIT”) a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. (“Elite”) for $500,000 in cash and 300,000 of the Company’s common shares in consideration valued at $356,250 contingent on the fulfillment of customer revenue contracts acquired. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets and 3% of the net profits of LIT as defined. In addition, the Company agreed to issue 850,000 shares of the Company’s common stock to the sellers, which vest over the five-year term of the agreement. The issuance of the shares is being accounted for as compensation to non-employees.

The transaction has been accounted as a business combination and the issuance of the common shares vesting over 5 years has been accounted as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees”. The Company acquired the business primarily because of the unfulfilled customer revenue contracts acquired and the estimated operating synergies expected to be realized with Seesmart. The following summarizes the preliminary purchase price allocation to the assets acquired. The final allocation will be completed within one year of the acquisition:

Customer revenue contracts	$1,599,000
Gain on bargain purchase	(742,750)

Preliminary purchase price	$856,250

The Company is amortizing the acquired contracts over the term of the cash flows generated by the contracts, which are expected to be realized within one year.

The pro forma results of the acquisition are not materially different from the Company’s historical results.

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

In connection with the investment, the Company paid $100,000 and issued 42,735 shares of common stock as a finder’s fee for the transaction.

4.	Inventories:

Inventories consist of the following:

	June 30, 2013	December 31, 2012
Raw materials	$747,705	$1,552,267
Finished goods	1,685,311	2,693,439

	2,433,016	4,245,706
Less: inventory reserve	(319,757)	(1,669,253)

Net inventories	$2,113,259	$2,576,453

The Company terminated its relationship with Seesmart’s logistics supplier in 2013. All inventories were returned to Seesmart during March 2013. The inventory reserve decreased because certain Array inventories were written off.

5.	Intangible Assets:

At June 30, 2013, the Company had the following intangible assets subject to amortization:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(118,333)	$149,571
Trademarks	4,314,000	(418,768)	3,895,232
Customer relationships	8,283,000	(840,525)	7,442,475
Customer contracts	1,599,000	(1,434,000)	165,000
Product certification and licensing costs	61,017	(38,984)	22,033

	$14,524,921	$(2,850,610)	$11,674,311

At December 31, 2012, the Company had the following intangible assets subject to amortization:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(106,725)	$161,179
Trademarks	4,314,000	(249,803)	4,064,197
Customer relationships	8,283,000	(486,983)	7,796,017
Product certification and licensing costs	61,017	(29,534)	31,483

	$12,925,921	$(873,045)	$12,052,876

At June 30, 2013, the remaining estimated amortization expense is as follows:

Year Ending December 31:
2013	$706,068
2014	1,078,909
2015	1,072,631
2016	1,068,230
2017	1,068,230
Thereafter	6,680,243

$11,674,311

6.	Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the six months ended June 30, 2013 is presented below. As more fully described in Note 2 the goodwill balance at December 31, 2012 has been retroactively adjusted in accordance with the relevant accounting standard:

	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
Balance, January 1, 2012	$1,988,920	$—	$1,988,920
Seesmart acquisition	10,165,993	—	10,165,993
Impairment loss	(1,988,920)	—	(1,988,920)

Balance, December 31, 2012	$10,165,993	$—	$10,165,993

Accumulated Balances:
Goodwill	$12,154,913	$407,369	$12,562,282
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, June 30, 2013	$10,165,993	$—	$10,165,993

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

Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and the market approach. The fair values calculated under the income approach and market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publically traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

At issuance, the value allocated to the Exchange Notes of $2,150,448 was less than the face value of $2,472,000. This original issue discount of $321,552 was being amortized through periodic charges to interest expense using the effective method. Amortization charges amounted to $27,225 during the six months ended June 30, 2012.

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

At June 30, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock.

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

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date of the Investment Agreement was $0.13 per share, which was equal to the conversion price of the Series B Preferred Stock. As the Investment Agreement included certain conditions for closing, the commitment date for the Investment was deemed to be the date the Series B Preferred Stock was issued. On September 25, 2012, the closing date of the Investment, the Company’s common stock price had increased to $0.59 per share. As a result of the increase in the Company’s common stock price between the date of the Investment Agreement and the closing of the Investment, the Company recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transaction costs, totaling $5,195,225 for the Series B Preferred Stock. The Company allocated the entire net proceeds of $5,195,225 to the BCF, which was initially recorded in additional paid-in capital. The BCF was treated as a deemed dividend on the Series B Preferred Stock and was accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,225 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s Stockholders’ Equity.

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

The Series C Preferred Stock was initially non-voting and non-convertible. The Series C Preferred Stock became voting and convertible into shares of the Company’s common stock effective May 15, 2013, after the Company complied with the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended, with respect to the written consent of the majority stockholder of the Company, dated as of December 20, 2012, approving the issuance of common stock upon conversion of the Series C Preferred Stock pursuant to NASDAQ Listing Rule 5635. The Series C Stock is convertible into common stock at a conversion price per share equal to $0.6889, subject to certain anti-dilution adjustments (the “Conversion Price”).

RVL has the right to appoint four members to the Company’s board of directors (the “Board”), with the size of the Board not to exceed seven members. RVL’s right to appoint four directors will decline proportionately to take into account subsequent material reductions in RVL’s ownership position in the Company. In addition, for so long as shares of Series C Preferred Stock are outstanding, the Company will be prohibited from taking certain actions specified in the Series C Certificate of Designations without the consent of the holders of at least a majority of the then outstanding shares of Series C Preferred Stock, including, among other things, authorization of additional shares of capital stock, increases in the size of the Board, declaration of dividends, consummation of certain business combination transactions, and incurrence of indebtedness and liens.

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

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the three months and six months ended June 30, 2013, the Company accrued dividends of approximately $250,000 and $500,000, respectively.

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

Series D Preferred Stock – The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock.

On December 20, 2012, the Company issued 11,177 shares of newly-created Series D Convertible Preferred Stock, $.001 par value per share (the “Series D Preferred Stock”), as partial consideration in the Seesmart acquisition (Note 2). In the first quarter of 2013, the Company issued the remaining 738 shares of Series D Preferred Stock pursuant to the Merger Agreement. The Series D Preferred Stock is non-voting and was initially non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. On May 15, 2013, all 11,915 shares of Series D Preferred Stock were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959.

The Company has concluded that the Series D Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series D Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument. As the Company’s common stock price was less than the Series D Preferred Stock’s conversion price on the issuance date, the Company did not recognized a BCF.

As of June 30, 2013, no shares of Series D Preferred Stock remain outstanding.

Series E Preferred Stock – The Series E Preferred Stock is redeemable and convertible and was issued on February 21, 2013, pursuant to an investment agreement with RVL whereby the Company issued to RVL 5,000 shares for cash of $5 million. The Series E Shares were initially non-voting and non-convertible and became voting and convertible into shares of the Company’s common stock on May 15, 2013. The Series E Stock is convertible into common stock at a conversion price per share equal to $1.17, subject to certain anti-dilution adjustments (the “Series E Conversion Price”).

RVL has the right to appoint four members to the Company’s board of directors (the “Board”), with the size of the Board not to exceed eight members. RVL’s right to appoint four directors will decline proportionately to take into account subsequent material reductions in RVL’s ownership position in the Company.

In accordance with the Series E Certificate of Designations, the holders of the Series E shares have the same Board representation and consent rights as the Series B Shares and Series C Shares. The Series E Shares will have a liquidation preference (the “Series E Liquidation Preference”) per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series E Shares, the “Series E Stated Value”) plus accrued but unpaid dividends and (ii) such amount as would have been received had the Series E Shares converted into common stock immediately prior to the liquidation.

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

Each Series E Share shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series E Shares or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Shares shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three months and six months ended June 30, 2013, the Company accrued dividends of $63,194 and $90,279 respectively.

The Company has classified the Series E Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series E Preferred Stock is not clearly and closely related to a debt-type host and is further discussed below The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series E Preferred Stock holds the majority of the Company’s voting rights; accordingly the preferred stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Preferred Stock’s conversion price, the Company has not recognized a BCF.

The embedded conversion feature was not deemed to be closely and clearly related to the debt-type host instrument and before the modification described below did not meet the requirement for classification as equity. Accordingly, it was accounted as a liability at fair value with subsequent changes in fair value included in earnings. The changes in fair value of the embedded derivative included in the statement of earnings were for the three and six months ended June 30, 2013 were $3.8 million and $7.0 million, respectively. On May 14, 2013, the host instrument was modified by eliminating certain provisions that prevented the embedded conversion feature from meeting the criteria for classification as equity. Accordingly, the fair value of the embedded conversion liability of $8.6 million as of May 14, 2013 was reclassified to paid in capital. The following gives pro forma effect to the results of operations had the modification been effective on February 21, 2013:

	Three months ended June 30, 2013
	As Reported	Series E Adjustment	Proforma
Revenue	$7,357,307	$—	$7,357,307

Gross profit	$3,584,933	$—	$3,584,933

Operating loss	(1,316,746)	—	(1,316,746)

Non-operating expenses	(3,817,813)	3,821,270	3,457

Net loss	$(5,134,559)	$3,821,270	$(1,313,289)

Dividends and accretion to redemption value of Series E	(322,291)		(322,291)

Net loss attributable to common stockholders	$(5,456,850)	$3,821,270	$(1,635,580)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.07)		$(0.02)

Net loss attributable to common stockholders	$(0.07)		$(0.02)

	Six months ended June 30, 2013
	As Reported	Series E Adjustments	Proforma
Revenue	$13,668,709	$—	$13,668,709

Gross profit	$7,422,562	$—	$7,422,562

Operating loss	(4,208,527)	—	(4,208,527)
Non-operating income (expenses)	(6,244,114)	6,990,353	746,239

Net loss	$(10,452,641)	$6,990,353	$(3,462,288)

Dividends and accretion to redemption value of Series E	(2,770,024)	1,635,767	(1,134,257)

Net loss attributable to common stockholders	$(13,222,665)	$8,626,120	$(4,596,545)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.18)		$(0.06)

Net loss attributable to common stockholders	$(0.18)		$(0.06)

9.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2013, options to purchase 6,000 shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company has granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. As of June 30, 2013, 439,586 shares of common stock were vested and exercisable under the 2003 Plan, while 1,434 shares remained unvested. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant.

The following table summarizes activity in the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2012	353,953	737,020	$4.26
Options granted	(54,250)	54,250	0.54
Options forfeited or expired	81,467	(84,467)	1.83

Balance, December 31, 2012	381,170	706,803	$4.27
Options granted	—	—	—
Options exercised	96,146	(96,146)	2.27
Options forfeited or expired	163,637	(163,637)	4.83

Balance, June 30, 2013	640,953	447,020	$4.51

No options were granted in 2013. The weighted average fair value of options granted during the six months ended June 30, 2012 was $0.38 per option. The number of options exercised during the six months ended June 30, 2013 was 96,146. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2013 and 2012 was $204,201.

At the shareholder meeting on May 15, 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 2,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. Stock awards typically vest over three years but vesting periods for non employees may vest for longer periods. During the six months ended June 30, 2013, the Company issued 1,041,000 restricted shares under the 2013 Plan to employees and non-employee service providers. Accordingly, at June 30, 2013, 959,000 shares are available to be issued under the 2013 Plan.

10.	Related Party Transactions:

Investment Agreements – The Company has entered into three separate investment agreements with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC and our Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, Series C and Series E convertible preferred stock for cash aggregating $21 million. The terms of the Series B, C and E convertible preferred stock are described in Note 8.

Customer Financing – In June 2013, Aston Capital provided $4.0 million in financing to a customer of the Company who used the proceeds to repay its obligations to the Company for the purchase of Company products. The Company has no obligations to Aston Capital, LLC with respect to the financing arrangements between the customer and Aston Capital, LLC. The Company’s obligations to the customer are limited to the standard warranty obligation on the products sold. Aston Capital, LLC informed the company that it intends to assign this loan to its announced affiliated fund, LightCap Fund I.

Management Agreement – On April 9, 2013, the Company ratified a management services agreement with Aston Capital, LLC (the “Management Agreement”) to memorialize certain management services that Aston Capital, LLC has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston Capital, LLC provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston Capital, LLC under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston Capital, LLC to vest in three equal annual increments, with the first such vesting date being September 25, 2013. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee evaluates director compensation) whether additional compensation to Aston Capital, LLC is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters – During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, CT to a space also occupied by affiliates of our Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. Costs allocated to the Company amounted to $96,341 and $164,671 for the three months and six months ended June 30, 2013.

RVL Transaction Fees – Pursuant to the Series E investment agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the six months ended June 30, 2013, the Company incurred $28,525 related to these costs.

Assumption of Lease from Related Party – In conjunction with the Seesmart acquisition, the Company assumed a lease entered into by Progress 44, Inc., a company affiliated with Seesmart’s President Raymond Sjolseth, and agreed to reimburse Progress 44, Inc. for any lease payments made subsequent to the acquisition date.

Revenues from Related Party – Seesmart’s chief operating officer provides services to the Company and one of its distributors. The Company recorded revenue totaling $497,799 and $698,737 from this distributor for the three months and six months ended June 30, 2013. At June 30, 2013, the Company had trade accounts receivable due from the distributor totaling $166,996.

11.	Recent Events:

Amended and Restated Certificate of Incorporation – On and effective May 17, 2013, the Company increased its authorized number of $0.001 par value common stock shares from 120,000,000 to 150,000,000 shares pursuant to stockholder approval at the May 15, 2013 annual meeting.

12.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three and six months ended June 30, 2013 and 2012 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues from external customers:
LED replacement lamps	$6,505,097	$169,724	$11,966,366	$459,870
LED signage and lighting strips	852,210	883,581	1,702,342	1,741,682

Total revenues from external customers	$7,357,307	$1,053,305	$13,668,709	$2,201,552

Segment (loss) income:
LED replacement lamps	$353,749	$(4,848,361)	$414,245	$(5,470,393)
LED signage and lighting strips	(22,491)	(55,435)	(92,934)	(150,119)

Segment (loss) income	331,258	(4,903,796)	321,311	(5,620,512)
Unallocated amounts:
Corporate expenses	(1,644,547)	(741,004)	(3,783,631)	(1,748,646)
Change in fair value of embedded derivative	(3,821,270)	—	(6,990,353)	—
Other income (expense)	—	(83,644)	31	(130,472)

Loss from continuing operations	$(5,134,559)	$(5,728,444)	$(10,452,641)	$(7,499,630)

Depreciation and amortization:
LED replacement lamps	$1,005,456	$55,652	$1,929,902	$110,526
LED signage and lighting strips	56,866	58,478	115,421	120,942

Segment depreciation and amortization	1,062,322	114,130	2,045,323	231,468
Corporate depreciation and amortization	5,446	27,571	10,874	106,936

Total depreciation and amortization	$1,067,768	$141,701	$2,056,197	$338,404

13.	Contingencies:

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows Revolution to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, Revolution paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012, the action was dismissed without prejudice. Prior to the merger of the Company with Seesmart, Seesmart also received a letter from Philips claiming patent infringement and threatening litigation if a license agreement was not negotiated. As a subsequently acquired subsidiary of the Company, Seesmart falls under the Company’s settlement agreement with Philips. However, Philips and Seesmart must first agree to the scope of infringing products, and Seesmart may be required to make a payment to address historical product sales.

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

•

a group of related entities accounted for 58% of our revenue in the first six months of 2013 and a failure to obtain similar large orders in future quarters would adversely affect our financial results;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisitions of Seesmart Technologies and the LIT businesses, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

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

Recent Events

On May 17, 2013, the Company increased its authorized number of shares of common stock from 120,000,000 to 150,000,000 shares.

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

Cost of Goods Sold: Our cost of goods sold consists primarily of purchased components and products from our contract manufacturers and manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory, freight and warranties. We source our manufactured products based on sales projections and customer orders from domestic and Asia manufacturers.

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

Summary of Results

For the three months ended June 30, 2013, the Company reported revenues of approximately $7.4 million and a net loss of approximately $5.1 million compared to revenues of approximately $1.1 million and net loss of approximately $5.7 million for the corresponding period in 2012, which included an impairment charge of $3.4 million. The 2013 results reflect the acquisitions of the Seesmart and LIT businesses that were acquired in December 2012 and March 2013, respectively. The Company’s reported net loss of approximately $5.1 million for the quarter ended June 30, 2013 included the following:

Transactions reflected in three months ended June 30, 2013	(in millions)
Change in fair value of embedded derivative	$(3.8)
Severance and transition costs	(0.2)
Acquisition related costs	(0.5)
Depreciation and amortization	(1.1)
Stock compensation costs	(0.5)

Total	$(6.1)

For the six months ended June 30, 2013, the Company reported revenues of approximately $13.7 million and a net loss of approximately $10.5 million compared to revenues of approximately $2.2 million and net loss of approximately $7.5 million for the corresponding period in 2012, which included an impairment charge of $3.4 million. The 2013 results reflect the acquisitions of Seesmart and LIT businesses. The Company’s reported net loss of approximately $10.5 million for the six months ended June 30, 2013 included the following:

Transactions reflected in six months ended June 30, 2013	(in millions)
Change in fair value of embedded derivative	$(7.0)
Gain on bargain purchase of business	0.7
Severance and transition costs	(1.1)
Acquisition related costs	(1.6)
Depreciation and amortization	(2.1)
Stock compensation costs	(0.7)

Total	$(11.8)

The change in fair value of the embedded derivative relates to the Series E preferred stock (see Note 8 to the financial statements). For the period from its issuance on February 21, 2013 to its modification on May 14, 2013, the Company recorded the changes in fair value of the embedded derivative in earnings. Following the modification, the Company ceased to record changes in fair values of the embedded derivative in earnings and reclassified the carrying amount of the embedded derivative liability to equity. The recorded changes in fair value of the derivative are principally related to the increases in the market value of the Company’s common stock.

Revenues from acquired companies were $6.5 million and $11.5 million for the three six months ended June 30, 2013 and were more than three times the revenues generated in the corresponding pre acquisition periods in the prior year

The results for the three and six months ended June 30, 2013 reflected the revenue impact of the fulfillment of several large orders. The Company expects orders of similar size to be fulfilled in the future. The timing of revenues recognized from such orders, if any, could have a material impact on the results of operations of future periods.

Three Months Ended June 30, 2013

Revenue

	Three Months Ended June 30,
	2013	2012
LED lamps	$6,505,097	$169,724
Lumificient	852,210	883,581

Total revenue	$7,357,307	$1,053,305

Total revenue for the three months ended June 30, 2013 increased 598%, or approximately $6,300,000, to approximately $7,400,000 as compared to approximately $1,100,000 for the three months ended June 30, 2012. Sales of Lumificient products of approximately $852,000 were comparable to the second quarter of 2012. Revenues from LED lamps primarily represent sales of Seesmart and LIT, which were acquired in December 2012 and March 2013, respectively. These revenues more than tripled compared to the corresponding pre acquisition period in 2012. Sales to a group of related entities represented 58% of our revenue for the three months ended June 30, 2013.

Gross Profit

	Three Months Ended June 30,
	2013	2012
Revenue	$7,357,307	$1,053,305
Cost of sales	3,772,374	1,707,123

Gross profit (loss)	$3,584,933	($653,818)

Gross margin %	49%	(62%)

Gross profit for the three months ended June 30, 2013 was approximately $3,600,000, or 49% of revenue, as compared to gross loss of approximately $654,000, or a negative 62% of revenue, for the comparable period of 2012. Gross margin increased from a negative 62% in the second quarter of 2012 to 49% in the second quarter of 2013, which reflects increased sales to commercial and industrial customers. In addition, during the second quarter of 2012, sales of Array products generated negative gross margins as we began liquidating surplus and discontinued inventory. During the second quarter of 2013, the Company’s acquisitions accounted for gross profit of approximately $3,288,000.

Operating Expenses

	Three Months Ended June 30,
	2013	2012
Selling, general and administrative:
Severance and transition costs	$172,712	$—
Acquisition and other related expenses	520,246	—
Amortization and stock based compensation	1,536,281	89,863
Other selling, general and administrative	2,352,032	1,378,083
Research and development	320,408	125,824
Impairment charge	—	3,397,212

Total operating expenses	$4,901,679	4,990,982

Selling, general and administrative (SG&A) expenses were approximately $4,581,000 for the quarter ended June 30, 2013 as compared to approximately $1,468,000 for the same period in 2012, an increase of approximately $3,113,000, or 212%. The second quarter of 2013 includes severance, transition and acquisition expense of approximately $693,000 relating to the transition of our corporate office to Stamford, Connecticut. Also, we experienced an increase in operating costs as we incurred expense for both our North Carolina and Connecticut offices during the quarter. We incurred non-cash amortization and stock based compensation expense of approximately $1,536,000 for the three months ended June 30, 2013, an increase of approximately $1,446,000 from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart and LIT. Other SGA increased approximately $974,000, or 71%, primarily as a result of the acquisitions of Seesmart and LIT.

Primarily, as a result of the acquisition of Seesmart, research and development costs increased approximately $194,600, or 155%, to approximately $320,000 during the three months ended June 30, 2013, compared to the same period in 2012.

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

Non-operating Income (Expense)

	Three Months Ended June 30,
	2013	2012
Change in fair value of embedded derivative	$(3,821,270)	$—
Other income (expense)	3,457	(83,644)

Total non-operating expense, net	$(3,817,813)	$(83,644)

The change in fair value of the embedded derivative relates to the conversion feature on the Series E preferred stock. We have modified the terms of our Series E preferred stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future.

Income Taxes

No income tax benefit was recorded for the six months ended June 30, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

Net loss for the three months ended June 30, 2013 and 2012 was approximately $5,135,000 and $5,728,000, respectively. Net loss attributable to common stockholders for the three months ended June 30, 2013 was approximately $5,457,000 and includes the effects of the accretion to redemption value of the Series E preferred stock and accrual of preferred stock dividends. Basic and diluted loss per common share was $0.07 and $0.35 for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2013

Revenue

	Six Months Ended June 30,
	2013	2012
LED lamps	$11,966,366	$459,870
Lumificient	1,702,343	1,741,682

Total revenue	$13,668,709	$2,201,552

Total revenue for the six months ended June 30, 2013 increased 521%, or approximately $11,500,000, to approximately $13,700,000 as compared to approximately $2,200,000 for the six months ended June 30, 2012. Sales of Lumificient products of approximately $1,700,000 were comparable to the first six months of 2012. Revenues from LED lamps primarily represent sales of Seesmart and LIT, which were acquired in December 2012 and March 2013, respectively. These revenues more than tripled compared to the corresponding pre acquisition period in 2012. Sales to a group of related entities represented 60% of our revenue for the six months ended June 30, 2013.

Gross Profit

	Six Months Ended June 30,
	2013	2012
Revenue	$13,668,709	$2,201,552
Cost of sales	7,422,562	2,894,836

Gross profit (loss)	$6,246,147	($693,284)

Gross margin %	46%	(31%)

Gross profit for the six months ended June 30, 2013 was approximately $6,246,000, or 46% of revenue, as compared to gross loss of approximately $693,000, or a negative 31% of revenue, for the comparable period of 2012. Gross margin increased from a negative 31% in the first six months of 2012 to 46% in the first six months of 2013, which reflects increased sales to commercial and industrial customers. In addition, during the six months of 2012, sales of Array products generated negative gross margins as we began liquidating surplus and discontinued inventory. During the first six months of 2013, the Company’s acquisitions accounted for gross profit of approximately $5,663,000.

Operating Expenses

	Six Months Ended June 30,
	2013	2012
Selling, general and administrative:
Severance and transition costs	$978,011	$—
Acquisition and other related expenses	1,574,853	—
Amortization and stock based compensation	2,678,450	189,040
Other selling, general and administrative	4,443,515	2,766,626
Research and development	779,845	322,996
Impairment charge	—	3,397,212

Total operating expenses	$10,454,674	$6,675,874

Selling, general and administrative (SG&A) expenses were approximately $9,675,000 for the six months ended June 30, 2013 as compared to approximately $2,956,000 for the same period in 2012, an increase of approximately $6,719,000, or 228%. The first six months of 2013 includes severance expense of approximately $530,000 relating to the transition of our corporate office to Stamford, Connecticut. Also, we experienced an increase in operating costs of approximately $391,000 as we incurred expense for both our North Carolina and Connecticut offices during the six months. In addition, we incurred approximately $1,575,000 of expenses relating to our acquisitions of Seesmart and LIT. We incurred non-cash amortization and stock based compensation expenses of approximately $2,678,000 for the six months ended June 30, 2013, an increase of approximately $2,490,000 from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart and LIT. Other SGA increased approximately $1,677,000, or 61%, primarily as a result of the acquisitions of Seesmart and LIT.

As a result of the acquisition of Seesmart, research and development costs increased approximately $457,000, or 141%, to approximately $780,000 during the six months ended June 30, 2013, compared to the same period in 2012.

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

Non-operating Income and Expense

	Six Months Ended June 30,
	2013	2012
Change in fair value of embedded derivative	$(6,990,353)	$—
Gain on purchase of business	742,750	—
Other income (expense)	3,489	(130,472)

Total non-operating expense, net	$(6,244,114)	$(130,472)

In connection with the acquisition of the Elite business, we recognized a bargain purchase gain of approximately $743,000.

The change in fair value relates to the embedded conversion feature on the Series E preferred stock. We have modified the terms of our Series E preferred stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future.

Income Taxes

No income tax benefit was recorded for the six months ended June 30, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

Net loss for the six months ended June 30, 2013 and 2012 was approximately $10,453,000 and $7,499,000, respectively. Net loss attributable to common stockholders for the six months ended June 30, 2013 was approximately $13,223,000 and includes the effects of the accretion to redemption value of the Series E preferred stock and accrual of preferred stock dividends. Basic and diluted loss per common share was $0.18 and $0.46 for the six months ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

At June 30, 2013, we had working capital of approximately $7,611,000, including cash and cash equivalents of approximately $5,347,000, an increase of approximately $10,789,000 compared to a negative working capital of approximately $3,106,000, including cash and cash equivalents of approximately $4,434,000, at December 31, 2012. The increase in working capital primarily results from the issuance of equity securities during the six months ended June 30, 2013, a portion of which was used to settle liabilities assumed and arising from the Seesmart acquisition, as well as increases related to the Company’s growth.

Net cash used in operating activities increased approximately $3,315,000 to approximately $5,170,000 for the six months ended June 30, 2013, as compared to approximately $1,855,000 for the six months ended June 30, 2012. Substantially all the negative cash flows in the six months ended June 30, 2013 were generated in the first quarter of 2013. The Company reported negative cash flows of $160,432 in the second quarter of 2013 compared to $5,009,158 in the first quarter of 2013 and $798,000 in the second quarter of 2012.

Net loss adjusted for non-cash items for the six months ended June 30, 2013 decreased by approximately $1,294,000, as compared to the same period in 2012. Cash used for operating assets and liabilities was approximately $3,722,000 for the six months ended June 30, 2013 compared to cash generated from operating assets and liabilities of approximately $887,000 for the same period in 2012, which reflects the timing of cash receipts and disbursements relative to the periods the corresponding amounts are reflected in the results of operations.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was approximately $3,864,000 and $74,000, respectively. The increase in cash used in investing activities of approximately $3,790,000 is primarily the result of approximately $3,851,000 of cash used for acquisitions in the six months ended June 30, 2013. Cash used for the purchase of property and equipment, net of proceeds from the sale of property and equipment, decreased by approximately $6,000 for the six months ended June 30, 2013, as compared to the same period in 2012, and cash used for patents, trademarks and other intangible assets costs decreased by approximately $62,000 in six months ended June 30, 2013 compared to the same period in 2012.

Net cash provided by financing activities increased by approximately $9,947,000 for the six months ended June 30, 2013 as compared to the same period in 2012. This increase is the result of the issuance of equity securities during the six months ended June 30, 2013.

At June 30, 2013, the Company had cash on hand of $5,347,361. For the quarter ended June 30, 2013 the Company reported negative cash flows from operations of $160,432, compared to negative cash flows from operations of $5,009,158 reported in the first quarter of 2013 and negative cash flows from operations of $798,059 reported in the second quarter of 2012. The 2013 cash flows include cash paid for acquisition related costs and transition and severance costs. During 2012, we issued convertible preferred stock to RVL for net cash proceeds aggregating approximately $15,132,000 which was used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital. In the first quarter of 2013, we issued convertible redeemable preferred stock to RVL for cash of $5,000,000 and common stock to unaffiliated investors for an additional $5,000,000 in cash and settled the convertible obligations of Seesmart of approximately $3,422,000. While we expect to generate negative cash flow from operations in 2013 as we integrate Seesmart, invest in the growth of the Company and implement our growth strategy, we believe we have adequate resources to meet our cash requirements in the near future.

We face challenges in order to achieve profitability and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders.

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

Critical Accounting Policies

Except as described below, there were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012.

The Company from time to time enters into multiple element arrangements; primarily the sales of products and installation services. The Company allocates the sales value to each element based on its best estimate of the selling price and recognizes revenues in accordance with the relevant standard for each element.

The Company collect sales taxes from certain customers. ASC 605-45-50 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). The Company has elected to record sales tax revenue s on a gross basis.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, income taxes, goodwill and intangibles, accounts receivable, inventory, stock-based compensation, warranty obligations, fair value measurements, purchase price allocation, and financing and equity instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. Except as described above, there have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Currently we are a smaller reporting company as defined by Rule 12b-2 promulgated pursuant to the Securities Exchange Act, of 1934, as amended, and are not required to provide the information under this item.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management, override of the control and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in the of Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that our company’s internal control over financial reporting contained a material weakness as of December 31, 2012. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness relates to the design and operation of the Company’s consolidated closing and financial reporting processes, including the accounting for the December 20, 2012 Seesmart acquisition. The issues giving rise to the material weakness included an insufficient complement of financial accounting personnel and oversight to address the additional accounting and financial reporting requirements resulting from the Seesmart acquisition.

Notwithstanding the material weakness, management concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Except as described below, there were no changes in our internal control over financial reporting that occurred during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

On December 20, 2012, the Company completed the acquisition of Seesmart Technologies, Inc., a company not required to file reports with the Securities and Exchange Commission. At the date of the acquisition, Seesmart had not prepared audited financial statements for 2010 and 2011 or interim financial statements for the nine months ended September 30, 2012. Company management recognized that the internal controls over financial reporting as they related to separate financial statements of Seesmart were inadequate. Accordingly, subsequent to the acquisition, management immediately implemented an action plan by assessing the Company’s and Seesmart’s financial accounting resources, hiring an experienced CFO for the Company, engaging a senior accounting expert, and adding outside resources to assist internal resources from the Company and Seesmart. In addition, the Company hired a controller for Seesmart who assumed his responsibilities on April 8, 2013, hired additional accounting resources at the corporate level and is in the process of integrating its accounting systems on a single platform. Finally, as part of its 2013 evaluation of internal controls over financial reporting, the Company has engaged outside consultants who are currently assisting the Company with an assessment of its internal controls, the development of a remediation plan to address deficiencies, including material weaknesses, the implementation of the remediation plan and testing of internal controls. We expect that these activities will be completed prior to the end of 2013.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In September 2012, the Company entered into a settlement agreement and patent license agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows the Company to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, the Company paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012, the action was dismissed without prejudice. Prior to the merger of the Company with Seesmart, Seesmart also received a letter from Philips claiming patent infringement and threatening litigation if a license agreement was not negotiated. As a subsequently acquired subsidiary of the Company, Seesmart falls under the Company’s settlement agreement with Philips. However, Philips and Seesmart must first agree to the scope of infringing products, and Seesmart may be required to make a payment to address historical product sales.

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

On May 15, 2013, the Company issued 850,000 restricted shares of the Company’s common stock to Elite LED Solutions, Inc. pursuant to a consulting agreement with Elite entered into on March 8, 2013 in connection with the acquisition of certain assets of Elite. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Elite made representations to the Company as to its status as an accredited investor and its investment intent. The shares will vest over the five-year term of the agreement.

On May 15, 2013, pursuant to the Management Agreement, the Company issued 500,000 restricted shares of the Company’s common stock to Aston Capital, LLC. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Aston Capital, LLC made representations to the Company as to its status as an accredited investor and its investment intent. The shares shall vest in three equal annual increments, with the first such vesting date being September 25, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

3.1*	Amended and restated certificate of incorporation as amended

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: August 6, 2013

Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: August 6, 2013

Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)