Form 10-Q
period 2013-09-30
Revolution Lighting Technologies, Inc.
filed 2013-11-08
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of Common Stock, $.001 par value, outstanding on October 30, 2013: 81,638,573

Revolution Lighting Technologies, Inc.

Revolution Lighting Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$5,762,765	$4,434,292
Trade accounts receivable, less allowance for doubtful accounts of $61,931 and $56,931, respectively	3,914,148	1,306,600
Inventories	5,179,544	2,576,453
Other assets	641,898	390,977

Total current assets	15,498,355	8,708,322

Property and equipment	1,299,370	700,741
Accumulated depreciation and amortization	(517,625)	(381,237)

Net property and equipment	781,745	319,504

Goodwill	17,349,686	10,165,993
Intangible assets, less accumulated amortization of $3,316,979 and $873,045, respectively	15,385,877	12,052,876
Other assets, net	60,399	30,391

	$49,076,062	$31,277,086

LIABILITIES and STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,614,093	$2,631,164
Accrued liabilities	1,637,170	865,995
Accrued compensation and benefits	737,244	219,117
Related party payable	—	8,237
Deferred revenue	960,954	29,626
Customer deposits	223,713	1,397,736
Seesmart purchase price obligations	514,777	1,949,995
Seesmart notes payable obligations	—	3,421,592

Total current liabilities	9,687,951	10,523,462

Deferred revenue – noncurrent	122,424	57,642
Dividends payable	788,889	—
Other noncurrent liabilities	109,802	—

Total liabilities	10,709,066	10,581,104

Commitments and contingencies (Note 13)

Temporary Equity:
Series E convertible redeemable preferred stock, $.001 par value, aggregate liquidation preference of $5,669,584; 10,000 shares authorized, 5,000 shares issued and outstanding	5,669,584	—
Series F convertible redeemable preferred stock, $.001 par value, aggregate liquidation preference of $5,038,889; 10,000 shares authorized, 5,000 shares issued and outstanding	5,138,889	—

Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,788,889; 25,000 shares authorized, 10,000 issued and outstanding	9,936,326	9,936,326
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $20; 1,000,000 shares authorized, 2 issued and outstanding	17	17
Series D convertible preferred stock, $.001 par value, aggregate liquidation preference of $1,191,500; 13,000 shares authorized, 11,177 issued at December 31, 2012.	—	943,672
Common stock, $.001 par value, 150,000,000 shares authorized, 82,488,573 and 70,213,480 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	82,489	70,214
Additional paid-in capital	81,362,505	60,035,719
Accumulated deficit	(63,822,814)	(50,289,966)

Total stockholders’ equity	27,558,523	20,695,982

	$49,076,062	$31,277,086

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$5,313,486	$1,250,515	$18,982,195	$3,452,067
Cost of sales	3,949,367	935,379	11,371,930	3,830,215

Gross profit (loss)	1,364,119	315,136	7,610,265	(378,148)

Operating expenses:
Selling, general and administrative:
Severance and transition costs	134,433	—	1,112,444	—
Acquisition related expenses	640,865	—	2,215,719	—
Amortization and depreciation	532,057	65,220	2,588,254	403,625
Stock based compensation	52,627	—	753,512	44,313
Other selling, general and administrative	2,556,831	833,896	6,921,714	3,406,844
Research and development	503,440	125,924	1,283,285	448,920
Impairment charge	—	—	—	3,397,212

Total operating expenses	4,420,253	1,025,040	14,874,928	7,700,914

Operating loss	(3,056,134)	(709,904)	(7,264,663)	(8,079,062)

Non-operating income (expense):
Change in fair value of embedded derivative	—	—	(6,990,353)	—
Gain on bargain purchase of business	—	—	742,750	—
Interest expense	(24,071)	(79,452)	(24,114)	(210,014)
Gain on debt restructuring	—	1,048,308	—	1,048,308
Other income	—	17	3,532	107

Total non-operating income (expense), net	(24,071)	968,873	(6,268,185)	838,401

Income (loss) from continuing operations	$(3,080,205)	$258,969	$(13,532,848)	$(7,240,661)

Discontinued operations:
Income from discontinued operations	—	—	—	683

Net income (loss)	$(3,080,205)	$258,969	$(13,532,848)	$(7,239,978)

Accrual of preferred stock dividends	(358,333)	—	(951,389)	—

Accretion of preferred stock beneficial conversion feature	—	(5,195,225)	—	(5,195,225)

Accretion to redemption value of Series E and F preferred stock	(106,389)	—	(2,283,356)	—

Net loss attributable to common stockholders	$(3,544,927)	$(4,936,256)	$(16,767,595)	$(12,435,203)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.04)	$(0.30)	$(0.22)	$(0.75)

Net loss attributable to common stockholders	$(0.04)	$(0.30)	$(0.22)	$(0.75)

Basic and diluted weighted average shares outstanding	79,302,885	16,517,955	76,110,427	16,474,716

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	21,179	$10,880,015	70,213,480	$70,214	$60,035,719	($50,289,966)	$20,695,982	$—
Exercise of stock options	—	—	108,146	108	264,904	—	265,012	—
Stock-based compensation for employees	—	—	—	—	169,782	—	169,782	—
Stock-based compensation for non-employees	—	—	—	—	583,730	—	583,730	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	5,000,000
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,967,826
Accrual of dividends on convertible preferred stock	—	—	—	—	(951,389)	—	(951,389)	193,058
Embedded Conversion Liability	—	—	—	—	8,626,120	—	8,626,120	(1,635,767)
Issuance of Series D convertible preferred stock	738	62,730	—	—	—	—	62,730	—
Conversion of Series D preferred stock	(11,915)	(1,006,402)	1,712,167	1,712	1,004,690	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,283,356)	—	(2,283,356)	2,283,356
Issuance of common stock for cash, net of issuance costs	—	—	4,348,504	4,349	5,063,441	—	5,067,790	—
Issuance of restricted common stock for services	—	—	1,933,735	1,933	(1,933)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,992,996	1,993	1,293,454	—	1,295,447	—
Issuance of common stock for acquisition – Relume	—	—	2,179,545	2,180	7,321,092	—	7,323,272	—
Fees associated with issuances of common stock	—	—	—	—	(119,999)	—	(119,999)	—
Common stock to be issued	—	—	—	—	356,250	—	356,250	—
Net loss	—	—	—	—	—	(13,532,848)	(13,532,848)	—

Balance, September 30, 2013	10,002	$9,936,343	82,488,573	$82,489	$81,362,505	$(63,822,814)	$27,558,523	$10,808,473

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash Flows from Operating Activities:

Net loss	$(13,532,848)	$(7,239,978)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	144,320	210,556

Amortization of intangibles	2,443,934	193,070

Amortization of debt discount and debt issuance costs	—	68,976

Amortization of deferred rent	—	(24,552)

Impairment charge	—	3,397,212

Gain on bargain purchase of business	(742,750)	—

Gain on debt restructuring	—	(1,048,308)

Interest expense forgiven on debt restructuring	—	140,667

Stock-based compensation	753,512	44,313

Change in fair value of embedded derivative	6,990,353	—

Loss on disposal of property and equipment	—	6,062

Increase in inventory reserve and inventory write downs	—	629,004

Changes in operating assets and liabilities, net of effects of acquisitions:

(Increase) decrease in:

Trade accounts receivable, net	(1,756,613)	(30,166)

Inventories	(32,064)	1,011,366

Prepaid expense	—	(27,141)

Other assets	(208,916)	25,959

Increase (decrease) in:

Accounts payable, accrued liabilities and related party payable	654,999	(178,950)

Accrued compensation and benefits	249,789	(115,466)

Customer deposits	(1,174,023)	—

Deferred revenue	996,110	—

Other liabilities	—	206

Net cash used in operating activities	(5,214,197)	(2,937,170)

Cash Flows from Investing Activities:

Acquisition of Relume, net of cash acquired of $61,000	(4,224,183)	—

Acquisition of Seesmart	(3,848,636)	—

Acquisition of Elite LED Solutions	(500,000)	—

Purchase of property and equipment	(65,140)	(19,599)

Patent and trademark costs	—	(83,076)

Proceeds from the sale of property and equipment	—	7,685

Net cash used in investing activities	(8,637,959)	(94,990)

Cash Flows from Financing Activities:

Proceeds from issuance of Series E Convertible Preferred Stock, net of issuance costs	4,967,826	—

Proceeds from issuance of Series F Convertible Preferred Stock, net of issuance costs	5,000,000	—

Proceeds from issuance of common stock , net of issuance costs	4,947,791	5,195,225

Proceeds from restructure of convertible promissory notes	—	(880,000)

Proceeds from employee stock option exercises	265,012	—

Net cash provided by financing activities	15,180,629	4,315,225

Net increase in Cash and Cash Equivalents	1,328,473	1,283,065

Cash and Cash Equivalents, beginning of period	4,434,292	3,014,656

Cash and Cash Equivalents, end of period	$5,762,765	$4,297,721

Non-cash investing and financing activities:

Series D Preferred Stock issued for acquisitions	62,730	—
Conversion of Series D Preferred Stock	1,006,402	—
Common stock issued for acquisitions	8,618,719	—
Accrual of dividends on preferred stock	951,389	—

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and details of accounts that have not changed significantly in amount or composition.

These unaudited financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to revenue recognition, income taxes, accounts receivable, inventory, stock-based compensation, goodwill and intangible assets, warranty obligations, fair value measurements, financing and equity instruments and contingencies. Actual results could differ from those estimates.

Liquidity – At September 30, 2013, the Company has cash on hand of $5,762,765. For the quarters ended June and September 30, 2013 the Company reported negative cash flows from operations of $160,432 and $44,607, respectively compared to negative cash flows in the first quarter of 2013 of $5,009,158 and $798,059 and $1,082,413 reported in the second and third quarters of 2012, respectively. The 2013 cash flows include cash paid for acquisition related costs and transition and severance transition costs. During the first three quarters of 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of approximately $10 million and common stock to unaffiliated investors for an additional approximately $5 million in cash. At September 30, 2013 the Company had working capital of approximately $48,000, excluding cash and cash equivalents, an improvement of approximately $6,297,000 compared to negative working capital at December 31, 2012 of $6,249,000, excluding cash and cash equivalents of approximately $4,434,000. The improvement reflects the payment of obligations arising from the Seesmart acquisition which were funded from the proceeds of the issuance of common and preferred stock. While the Company expects to generate negative cash flows from operations in 2013 as it integrates Seesmart Technologies, LLC (“Seesmart”), Relume Technologies, Inc. (“Relume”) and Lighting Integration Technologies, LLC (“LIT”), invests in the growth of the Company and implements its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although the Company has realized revenues of $18,982,195 during the first nine months of 2013, the Company faces significant challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

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

Revenues from merchandise shipped to a logistics supplier for Seesmart, who had the contractual right to return merchandise in inventory, were recognized when the merchandise was delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue were recorded as customer deposits. During March 2013, the Company terminated the relationship with the logistics supplier. All inventories were reacquired by Seesmart in March 2013 for $789,057.

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

The Company collects sales taxes from certain customers. FASB Accounting Standards Codification (“ASC”) 605-45-50, “Revenue Recognition – Principal Agent Consideration – Disclosure” (“ASC 605-45-50”) allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). The Company has elected to record sales tax revenue on a gross basis. For the nine months ended September 30, 2013, revenues from sales taxes were approximately $544,000. Prior to 2013 sales taxes were immaterial.

Fair Value Measurements – FASB ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of approximately $107,000 at September 30, 2013 and $3,693,000 at December 31, 2012, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

The fair value of reporting units and long lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy (Notes 5 and 6).

The Company uses Level 3 inputs to value assets acquired in the acquisitions consummated during 2013 and 2012 and Level 1 and Level 2 inputs to estimate the fair value of the embedded derivative related to the Series E preferred stock.

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

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The allowance for bad debts for the nine months ended September 30, 2013 is comprised of the following:

Allowance for doubtful accounts at January 1	$56,931
Additions	10,547
Write-offs	(5,547)

Allowance for doubtful accounts at September 30	$61,931

Inventories – Inventories for Lumificient, Seesmart and Relume are stated at the lower of cost (first-in, first-out) or market. Inventories for the Company’s former Array division are stated at the lower of cost (average cost) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

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

Estimated useful lives
Machinery and equipment	3 – 20 years
Furniture and fixtures	5 – 7 years
Computers and software	3 – 7 years
Leasehold improvements	Lesser of lease term or estimated useful life

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

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the warranty liability for the nine months ended September 30, 2013 are as follows:

Warranty reserves at January 1	$345,974
Provisions for current period sales	267,255
Acquisition of Relume	98,519
Current period claims	(111,708)

Warranty reserves at September 30	$600,040

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

The Company applies the provisions of FASB ASC 740-10, “Accounting for “Uncertainty in Income Taxes”, and has not recognized a liability pursuant to that standard. In addition, a reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits since the date of adoption. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company has provided a full valuation allowance related to income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”). The Company believes the use of NOLs are subject to limitations under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The determination of such limitations is complex and requires a significant amount of analysis of past transactions. The Company has not fully analyzed the limitations and their impact on the gross deferred tax assets. However, as the Company has recognized a full valuation allowance related to its net deferred tax assets, any adjustment to the deferred tax assets related to the NOL would be offset by a corresponding adjustment to the valuation allowance.

No provision for income taxes has been recorded for the three and nine months ended September 30, 2013 and 2012 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At September 30, 2013 and 2012, the company had 23,022,413 and 48,870,542 common shares, respectively, which may be issued primarily pursuant to convertible securities were not included in the computation of loss per share at September 30, 2013 and 2012 because to do so would have been anti-dilutive.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. No options were granted during the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Company computed expense for each group utilizing the following assumptions:

Nine Months Ended September 30, 2012
Expected volatility	75.8 – 115.4%
Weighted-average volatility	76.6%
Risk-free interest rate	0.4 – 0.9%
Expected dividend	0%
Expected life in years	3.5 – 8.6

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

Stock-based compensation expense for employees recognized in the accompanying unaudited statements of operations for the three months ended September 30, 2013 and 2012 was $79,552 and $227, respectively. Stock-based compensation expense for employees recognized in the accompanying unaudited statements of operations for the nine months ended September 30, 2013 and 2012 was $169,782 and $44,313, respectively.

Stock-based compensation recorded with respect to non-employee service providers during the three and nine months ended September 30, 2013 amounted to ($26,924) and $583,730, respectively. There was no such compensation recorded for three and nine months ended September 30, 2012.

Business segments – Pursuant to FASB ASC 280 “Segment Reporting”, the Company is required to report segment information. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Major customers – A group of related customers represented 47% of the Company’s revenue for the nine months ended September 30, 2013. At September 30, 2013 no accounts receivables were outstanding from this group.

2.	ACQUISITIONS:

Relume – On August 22, 2013 the Company purchased all the equity interests of Relume pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013 (the “Relume Merger Agreement”) for $5 million in cash ($4.3 million net of an estimated working capital adjustment) and 2,179,545 shares of common stock valued at $7.3 million based on the market price of the Company’s stock on the closing date. The purchase price is subject to further adjustment to the extent that the working capital (as defined in the merger agreement) at closing differs from the amount specified in the agreement. Any such adjustment will result in a corresponding adjustment to the recorded goodwill. The cash portion of the merger consideration was funded from the proceeds from the issuance of Series F Senior Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) to RVL for $5 million in cash, of which approximately $0.7 million was retained for working capital purposes. Under the terms of the Relume Merger Agreement, the Company acquired the Relume business debt free and cash free, except for capital lease obligations.

Relume is a manufacturer and distributor of efficient the environmentally friendly LED lighting products and control systems. Relume’s technology is used in municipal lighting, commercial signage, outdoor advertising, transportation and US military applications. Relume serves outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings, and outdoor advertising. More than 75% of Relume’s business consists of outdoor lighting, with the remaining split between smart grid control systems and LED lighting for media and signage. Relume distributes its product through independent sales agents. The Company acquired Relume with the goal of realizing synergies, expanding its product offerings and for Relume’s developed technology. The purchase price exceeded the fair value of tangible assets because of synergies and expected growth of the business.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Relume acquisition. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

Cash	$61,000
Accounts receivable	851,000
Inventory	2,499,000
Goodwill	7,184,000
Technology	2,020,000
Trademarks	1,200,000
Customer relationships	680,000
Other assets	618,000

Assets acquired	$15,113,000

Accounts payable	$2,574,000
Accrued liabilities	795,000
Other current liabilities	26,000
Capital lease obligations	110,000

Liabilities assumed	$3,505,000

Preliminary purchase price (enterprise value)	$11,608,000

All of the goodwill is included in the LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units). None of the goodwill is expected to be deductible for income tax purposes.

Elite LED Solutions – On March 8, 2013, LIT a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. (“Elite”) for $500,000 in cash and 300,000 shares of the Company’s common stock for consideration valued at $356,250 contingent on the fulfillment of customer revenue contracts acquired. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets and 3% of the net profits of LIT as defined. In addition, the Company agreed to issue 850,000 shares of the Company’s common stock to the sellers, which vest over the five-year term of the agreement. The issuance of the shares is being accounted for as compensation to non-employees.

The transaction has been accounted as a business combination and the issuance of the common shares vesting over five years has been accounted as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees.” The Company acquired the business primarily because of the unfulfilled customer revenue contracts acquired and the estimated operating synergies expected to be realized with Seesmart. The following summarizes the preliminary purchase price allocation to the acquired assets. The final allocation will be completed within one year of the acquisition:

Customer revenue contracts	$1,599,000
Gain on bargain purchase	(742,750)

Preliminary purchase price	$856,250

The Company is amortizing the acquired contracts over the term of the cash flows generated by the contracts, which are expected to be realized within one year.

On October 9, 2013 the Company notified Elite Solutions, Inc. of the termination of sales consulting agreement.

Seesmart – On December 20, 2012, the Company purchased all the equity interests of Seesmart pursuant to the terms of the Agreement and Plan of Merger, dated as of December 1, 2012 (the “Seesmart Merger Agreement”), for consideration of approximately $10.1 million in cash funded by the issuance of shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”),, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”), valued at approximately $1.0 million. The purchase price was subject to adjustment to the extent that working capital (as defined in the Seesmart Merger Agreement) at closing differed from the amount specified in the agreement. The final working capital adjustment reduced the purchase price by approximately $1.2 million and has been reflected in these financial statements as a reduction of goodwill. As described below, the Company settled outstanding convertible note obligations of Seesmart, which resulted in a total preliminary purchase price of $18.3 million for the enterprise value of the business. In accordance with the relevant accounting standard, the Company’s December 31, 2012 balance sheet has been retroactively adjusted to reduce goodwill and the Seesmart purchase price obligations liability by $ 1.3 million.

Under the Seesmart Merger Agreement, the Company agreed to distribute the consideration to Seesmart shareholders. During the three months ended September 30, 2013, the Company issued no shares of common stock and paid $148,009 as consideration for the Seesmart acquisition. During the nine months ended September 30, 2013, the Company issued 738 shares of Series D Preferred Stock and, 1,992,996 shares of common stock and paid approximately $3.5 million as consideration for the Seesmart acquisition. In addition, the Seesmart Merger Agreement contains provisions for certain escrow amounts of cash and stock. The Company has recorded a liability for the undistributed consideration and unfunded escrow of approximately $514,000 at September 30, 2013.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with terms of the notes, the notes were converted into the right to receive cash equal to the principal, a 20% premium on the principal, plus accrued interest. On the acquisition date, the Company’s cash obligation totaled approximately $3.4 million. During the first quarter of 2013 pursuant to the terms of the Seesmart Merger Agreement, the Company offered the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing approximately $1 million of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The Company has recognized an approximate $68,000 reduction in the carrying value of goodwill representing the difference in the cash obligation and the value of the common stock issued, based on the market price of the Company’s common stock at the acquisition date. The remaining holders elected to be paid in cash and received approximately $2.4 million. The Seesmart convertible notes payable was completely extinguished during the first quarter of 2013.

As of September 30, 2013, substantially all the merger consideration has been distributed. The remaining undistributed consideration consists of cash of $ 140,625 and 575,620 shares, which are reflected in the Seesmart acquisition liability in the accompanying financial statements.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies, including the litigation discussed in Note 13, will be completed within the one-year measurement period from the date of acquisition.

Cash	$68,661
Accounts receivable	1,048,345
Inventory	1,352,326
Goodwill	10,165,993
Customer relationships	7,273,000
Trademarks	3,434,000
Other assets	333,470

Assets acquired	$23,675,795

Accounts payable	$2,692,065
Accrued liabilities	1,137,045
Deferred revenue	104,000
Customer deposits	1,466,750

Liabilities assumed	$5,399,860

Preliminary purchase price	$18,275,935

All the goodwill is included in the LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units). None of the goodwill is expected to be deductible for income tax purposes.

The following supplemental proforma information assumes the acquisitions referred to above had been completed as of January 1, 2012 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Revenues	$24,085,000	$18,485,000
Loss from Continuing Operations	(20,252,000)	(22,395,000)
Net Loss	(20,252,000)	(22,394,000)

The pro forma loss from continuing operations and net loss reflect the following charges recorded included in the historical results of the Company and Seesmart that are not directly attributed to the acquisitions:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Change in fair value of embedded derivative	$(6,990,000)	$—
Impairment charge	—	(3,397,000)
Gain on debt restructuring	—	1,048,000
Relume loss on extinguishment of debt pre acquisition		(1,700 000)

	$(6,990,000)	$(4,049,000)

The pro forma loss from continuing operations and net loss also reflect the following charges and credit directly attributable to the acquisitions:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Recorded by Company:
Gain on bargain purchase of business	$743,000	$—
Recorded by Seesmart pre acquisition:
Fee paid by sellers in connection with the transaction	—	(1,934,000)
Change in control premium related to debt settled	—	(530,000)
Recorded by Relume pre acquisition:
Fees incurred by the sellers	(350,000)	—
Change in control payment from sellers to management	(737,000)	—
Loss on settlement of debt from proceeds of merger	(4,157,000)	—
Gain on deconsolidation of subsidiary	1,573,000	—

	$(2,928,000)	$(2,464,000)

3.	Common Stock Investment:

On March 8, 2013, the Company, entered into, and closed, an investment agreement with (the “Investment Agreement”) Great American Insurance Company and Great American Life Insurance Company (collectively, the “Investors”), each a wholly owned subsidiary of American Financial Group, Inc. The Company issued to each Investor (i) 2,136,752 shares of the Company’s common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of common stock (such number of shares is the maximum number issuable to both Investors in the aggregate) for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the investment are to be used for general corporate and working capital purposes.

Under the Investment Agreement, the Investors are entitled to receive the additional 1,250,000 shares of common stock if the volume-weighted average price of a share of common stock as reported by Bloomberg Financial Markets for the twenty consecutive trading days ending on the last trading day prior to March 8, 2014 is less than $1.40. In connection with the investment, the Company agreed to grant the Investors certain tag-along registration rights with respect to the common stock issued to the Investors.

In connection with the investment, the Company paid $100,000 in cash and issued 42,735 shares of common stock as a finder’s fee for the transaction.

4.	Inventories:

Inventories consist of the following:

	September 30,	December 31,
	2013	2012
Raw materials	$3,480,570	$1,552,267
Finished goods	2,157,057	2,693,439

	5,637,627	4,245,706
Less: inventories reserve	(458,083)	(1,669,253)

Net inventories	$5,179,544	$2,576,453

The Company terminated its relationship with Seesmart’s logistics supplier in 2013. All inventories were returned to Seesmart during March 2013. The inventory reserve decreased because certain Array inventories were written off.

5.	Intangible Assets:

At September 30, 2013, the Company had the following intangible assets subject to amortization:

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(124,136)	$143,768
Trademarks	5,514,000	(588,898)	4,405,102
Customer relationships	8,963,000	(945,650)	8,537,350
Customer contracts	1,876,935	(1,599,000)	277,935
Technology	2,020,000	(16,833)	2,003,167
Product certification and licensing costs	61,017	(42,462)	18,555

	$18,702,856	$(3,316,979)	$15,385,877

At December 31, 2012, the Company had the following intangible assets subject to amortization:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$267,904	$(106,725)	$161,179
Trademarks	4,314,000	(249,803)	4,064,197
Customer relationships	8,283,000	(486,983)	7,796,017
Product certification and licensing costs	61,017	(29,534)	31,483

	$12,925,921	$(873,045)	$12,052,876

At September 30, 2013, the remaining estimated amortization expense is as follows:

Year Ending December 31:
2013	$376,929
2014	1,504,496
2015	1,498,218
2016	1,493,817
2017	1,493,817
Thereafter	9,018,600

$15,385,877

6.	Goodwill:

The changes in the carrying amount of goodwill for the year ended December 31, 2012 and the nine months ended September 30, 2013 is presented below. As more fully described in Note 2 the goodwill balance at December 31, 2012 has been retroactively adjusted in accordance with the relevant accounting standard for business combinations.

	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
Balance, January 1, 2012	$1,988,920	$—	$1,988,920
Seesmart acquisition	10,165,993	—	10,165,993
Impairment loss	(1,988,920)	—	(1,988,920)

Balance, December 31, 2012	$10,165,993	$—	$10,165,993

Relume acquisition	7,183,693	—	7,183,693

Balance, September 30, 2013	$17,349,686	$—	$17,349,686

Accumulated Balances:
Goodwill	$19,337,606	$407,369	$19,745,975
Accumulated impairment losses	(1,988,920)	(407,369)	(2,396,289)

Balance, September 30, 2013	$17,349,686	$—	$17,349,686

As a result of the Company’s deteriorating business and significantly reduced market value as of September 30, 2012, the Company performed the impairment test prescribed by ASC 350 for the Company’s LED replacement lamps and fixtures segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $1,988,920 for the nine months ended September 30, 2012.

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

At issuance, the value allocated to the Exchange Notes of $2,150,448 was less than the face value of $2,472,000. This original issue discount of $321,552 was being amortized through periodic charges to interest expense using the effective interest method. Amortization charges amounted to $27,225 during the nine months ended September 30, 2012.

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

The Exchange Notes were extinguished during 2012. The Exchange Warrants issued in conjunction with the Exchange Notes expired on December 21, 2012.

8.	Preferred Stock:

At September 30, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock.

Series B Preferred Stock – The Company has designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).

On September 12, 2012, the Company entered into an investment agreement (the “ Series B Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC (“Aston Capital”). The closing of the investment occurred on September 25, 2012. In consideration of cash of $6 million (the “Investment”), the Company issued to RVL 600,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments (the “Series B Conversion Price”). The Series B Conversion Price was the closing price of the Company’s common stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Series B Investment. The proceeds from the Investment were used to extinguish the

Exchange Notes and related accrued interest (see Note 7), to fund a settlement payment in connection with the settlement of the Philips lawsuit described in Note 13, to pay the fees and expenses in connection with the Investment and for working capital purposes.

After giving effect to the conversion of the Series B Preferred Stock and the other transactions contemplated by the Investment Agreement, the Investor owned 46,153,846 as-converted shares of common stock, or approximately 73% of the Company’s outstanding common stock. The Series B Investment resulted in a change in control of the Company. RVL is entitled to vote the Series B Preferred Stock on an as-converted basis with the Company’s common stock. During the fourth quarter of 2012, RVL converted 599,998 shares of Series B Preferred Stock into 46,153,692 shares of common stock.

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

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date of the Series B Investment Agreement was $0.13 per share, which was equal to the Series B Conversion Price. As the Series B Investment Agreement included certain conditions for closing, the commitment date for the Investment was deemed to be the date the shares of Series B Preferred Stock was issued. On September 25, 2012, the closing date of the Series B Investment, the Company’s common stock price had increased to $0.59 per share. As a result of the increase in the Company’s common stock price between the date of the Series B Investment Agreement and the closing of the Series B Investment, the Company recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transaction costs, totaling $5,195,225 for the Series B Preferred Stock. The Company allocated the entire net proceeds of $5,195,225 to the BCF, which was initially recorded in additional paid-in capital. The BCF was treated as a deemed dividend on the Series B Preferred Stock and was accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,225 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s stockholders’ equity.

The rules of The NASDAQ Stock Market (“NASDAQ”) would have normally required that the Company’s stockholders approve the Series B Investment prior to closing the transactions contemplated by the Investment Agreement. However, NASDAQ granted the Company an exception from this stockholder voting requirement under Listing Rule 5635(f), which provides that an exception may be granted when (i) the delay in securing stockholder approval would seriously jeopardize the financial viability of the enterprise and (ii) reliance on such exception has been expressly approved by the audit committee of the board of directors (the “Board”) comprised solely of independent, disinterested directors. NASDAQ also granted the Company an exception from the voting rights requirements of Listing Rule 5640 and IM-5640 with respect to the transactions contemplated by the Series B Investment Agreement.

Series C Preferred Stock – The Company has designated 25,000 shares of preferred stock as Series C Senior Convertible Preferred Stock , par value $0.001 per share (the “Series C Preferred Stock”).

On December 20, 2012, the Company entered into an investment agreement (the “Series C Investment Agreement”) with RVL, and closed the transactions contemplated by the Seriec C Investment Agreement (the “Series C Investment”). The Company issued to RVL 10,000 shares of the Series C Preferred Stock, for cash of $10 million (the “Series C Investment”). The proceeds from the Series C Investment were used to fund the Seesmart acquisition (Note 2), to pay fees and expenses in connection with the Series C Investment Agreement and the Seesmart Merger Agreement, and for working capital purposes.

The Series C Preferred Stock was initially non-voting and non-convertible. The Series C Preferred Stock became voting and convertible into shares of the Company’s common stock effective May 15, 2013, following the Company’s compliance with the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to the written consent of the majority stockholder of the Company, dated as of December 20, 2012, approving the issuance of common stock upon conversion of the Series C Preferred Stock pursuant to NASDAQ Listing Rule 5635. The Series C Preferred Stock is convertible into shares of common stock at a conversion price per share equal to $0.6889, subject to certain anti-dilution adjustments (the “Series C Conversion Price”).

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

In the event of a change in control of the Company or a merger or recapitalization in which the Series C Preferred Stock is converted into property or securities other than shares of common stock, the Series C Preferred Stock will be automatically converted into common stock at a premium of 150% (if such event occurs prior to December 20, 2017) or 125% (if such event occurs on or after December 20, 2017) of the Series C Stated Value (as defined in the Series C Certificate of Designations) in place immediately prior to such event. Furthermore, from and after December 20, 2017, if the trading price of a share of common stock exceeds 200% of the Series C Conversion Price then in effect for any twenty (20) trading days in the immediately preceding thirty consecutive trading day period, the Company shall have the right to automatically convert the Series C Preferred Stock into common stock at the Series C Conversion Price.

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Preferred Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the three months and nine months ended September 30, 2013, the Company accrued dividends of approximately $255,556 and $758,333, respectively.

The Company has concluded that the Series C Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series C Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument. As the Company’s common stock price was less than the Series C Conversion Price on the issuance date, the Company has not recognized a BCF.

Series D Preferred Stock – The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”).

On December 20, 2012, the Company issued 11,177 shares of newly-created Series D Preferred Stock,, as partial consideration in the Seesmart acquisition (see Note 2). In the first quarter of 2013, the Company issued the remaining 738 shares of Series D Preferred Stock pursuant to the Seesmart Merger Agreement. The Series D Preferred Stock is non-voting and was initially non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. On May 15, 2013, all 11,915 shares of Series D Preferred Stock were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959 (the “Series D Conversion Price”).

The Company has concluded that the Series D Preferred Stock is more akin to an equity-type instrument than a debt-type instrument. As the embedded conversion option in the Series D Preferred Stock is clearly and closely related to an equity-type host, the conversion option does not require classification and measurement as a derivative financial instrument. As the Company’s common stock price was less than the Series D Conversion Price on the issuance date, the Company did not recognized a BCF.

During 2013, the shares of Series D Preferred Stock were converted into shares of common stock in accordance with their terms. Accordingly as of September 30, 2013, no shares of Series D Preferred Stock remain outstanding.

Series E Preferred Stock – The Company has designated 10,000 shares of preferred stock as Series E Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

On February 21, 2013, the Company issued 5,000 shares of Series E Preferred Stock pursuant to an investment agreement with RVL (the “Series E Investment Agreement”) for cash of $5 million. The Series E Preferred Stock is redeemable and convertible. The Series E Preferred Stock was initially non-voting and non-convertible and became voting and convertible into shares of the Company’s common stock on May 15, 2013. The Series E Preferred Stock is convertible into common stock at a conversion price per share equal to $1.17, subject to certain anti-dilution adjustments (the “Series E Conversion Price”).

In accordance with the Series E Certificate of Designations, the holders of the Series E Preferred Stock have the same Board representation and consent rights as the Series B Shares and Series C Shares. The Series E Preferred Stock will have a liquidation preference (the “Series E Liquidation Preference”) per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series E Preferred Stock, the “Series E Stated Value”) plus accrued but unpaid dividends and (ii) such amount as would have been received had the Series E Preferred Stock converted into common stock immediately prior to the liquidation.

The Company has the option to redeem all or any part of the Series E Preferred Stock for cash at any time subject to RVL’s right to convert and require delivery of shares of common stock. The redemption price to be paid by the Company is equal to 110% of the Series E Liquidation Preference if the shares of Series E Preferred Stock are redeemed on or before the first anniversary of the date of the original issuance of shares of Series E Preferred Stock (the “Original Issue Date”), 105% of the Liquidation Preference if the Series E Preferred Stock redeemed after the first anniversary of the Original Issue Date but on or prior to the second anniversary of the Original Issue Date, and the Series E Liquidation Preference if the shares of Series E Preferred Stock are redeemed at any time thereafter.

At the option of the holders of two-thirds of the then-outstanding shares of Series E Preferred Stock, the Company must redeem the number of shares of Series E Preferred Stock so requested for cash at the Series E Liquidation Preference. Such option can only be exercised on or after the third anniversary of the Original Issue Date.

Each share of Series E Preferred Stock shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Series EDividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional shares of Series E Preferred Stock or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three and nine months ended September 30, 2013, the Company accrued dividends of $63,889 and $154,167 respectively.

The Company has classified the Series E Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series E Preferred Stock is not clearly and closely related to a debt-type host and is further discussed below The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series E Preferred Stock holds the majority of the Company’s voting rights; accordingly the Series E Preferred Stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Conversion Price, the Company has not recognized a BCF.

The embedded conversion feature was not deemed to be closely and clearly related to the debt-type host instrument and before the modification described below did not meet the requirements for classification as equity. Accordingly, it was accounted as a liability at fair value with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was $7.0 million were for the nine months ended September 30, 2013. On May 14, 2013, the host instrument was modified by eliminating certain provisions that prevented the embedded conversion feature from meeting the criteria for classification as equity. Accordingly, the fair value of the embedded conversion liability of $8.6 million as of May 14, 2013 was reclassified to paid in capital. The following gives pro forma effect to the results of operations for the nine months ended September 30,2013 had the modification been effective on February 21, 2013:

	Nine months ended September 30, 2013
	As Reported	Series E Adjustments	Proforma

Revenue	$18,982,195	$—	$18,982,195

Gross profit	$7,610,265	$—	$7,610,265

Operating loss	(7,264,663)	—	(7,264,663)
Non-operating income (expenses)	(6,268,185)	6,990,353	722,168

Net loss	$(13,532,848)	$6,990,353	$(6,542,495)
Dividends and accretion to redemption value of Series E and F	(3,234,746)	1,635,767	(1,598,979)

Net loss attributable to common stockholders	$(16,767,594)	$8,626,120	$(8,141,474)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.22)		$(0.11)

Net loss attributable to common stockholders	$(0.22)		$(0.11)

Series F Preferred Stock – The Company has designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

On August 22, 2013, the Company issued 5,000 shares of Series F Preferred Stock pursuant to an investment agreement with RVL (the “Series F Investment Agreement”) for cash of $5 million. The Series F Preferred Stock is voting and redeemable. The shares of Series F Preferred Stock are convertible into common stock at a conversion price per share equal to $4.5881, subject to certain anti-dilution adjustments (the “Series F Conversion Price”).

In accordance with the Series F Certificate of Designations, the holders of the shares of Series F Preferred Stock have the same Board representation and consent rights as the Series B, C and E Preferred Stock. The shares of Series F Preferred Stock have a liquidation preference (the “Series F Liquidation Preference”) per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series F Preferred Stock, the “Series F Stated Value”) plus accrued but unpaid dividends and (ii) such amount as would have been received had the Series F Preferred Stock converted into common stock immediately prior to the liquidation.

The Company has the option to redeem all or any part of the Series F Preferred Stock for cash at any time subject to RVL’s right to convert and require delivery of shares of common stock. The redemption price to be paid by the Company is the Series F Liquidation Preference plus $100,000 if the shares of Series F Preferred Stock are redeemed on or before the fifth anniversary of the date of the original issuance of shares of Series F Preferred Stock (the “Original Issue Date”), or the Series F Liquidation Preference if the shares of Series F Preferred Stock are redeemed after the fifth anniversary of the Original Issue Date.

At the option of the holders of two-thirds of the then-outstanding shares of Series F Preferred Stock, the Company must redeem the number of shares of Series F Preferred Stock so requested for cash at the Series F Liquidation Preference. Such option can only be exercised on or after the third anniversary of the Original Issue Date.

Each shares of Series F Preferred Stock shall be entitled to receive dividends (the “Series F Dividend”) payable at a rate per annum of 7% of the Series F Stated Value then in effect (the “Series F Dividend Rate”). Such dividends shall be payable in cash or in kind; provided that the Company shall not pay Series F Dividends in kind through the issuance of any shares of Series F Preferred Stock to the extent that such issuance would require prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance shall make such dividend payment in cash. To the extent funds are legally available and the Company is not contractually prohibited from paying such Series F Dividend, the Series F Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series F Shares or in cash. To the extent the Company is unable to pay any Series F Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series F Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Series F Dividend Rate. Such unpaid Series F Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series F

Dividend, as applicable. Additionally, the Series F Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three and nine months ended September 30, 2013, the Company accrued Series F Dividends of $38,891.

The Company has classified the Series F Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series F Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series F Preferred Stock is not clearly and closely related to a debt-type host. However it meets the criteria for classification as equity, and accordingly has not been separated from the host instrument. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series F Preferred Stock holds the majority of the Company’s voting rights; accordingly the preferred stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was less than the Series F Conversion Price, the Company has not recognized a BCF.

9.	Stock-Based Compensation:

The Company adopted a stock option plan in 1994 (the “1994 Plan”) that provided for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 shares of the Company’s common stock for future issuance under the plan. The option price must have been at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company typically granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2013, no options to purchase shares of common stock were vested and exercisable under the 1994 Plan. The 1994 Plan terminated in 2004.

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of ten years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company has granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. As of September 30, 2013, 406,353 shares of common stock were vested and exercisable under the 2003 Plan, while 667 shares remained unvested. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The Board has determined that no awards will be made pursuant to the 2003 Plan in the future.

The following table summarizes activity in the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2012	353,953	737,020	$4.26
Options granted	(54,250)	54,250	0.54
Options forfeited or expired	81,467	(84,467)	1.83

Balance, December 31, 2012	381,170	706,803	$4.27
Options granted	—	—	—
Options exercised	108,146	(108,146)	3.87
Options forfeited or expired	191,637	(191,637)	4.59

Balance, September 30, 2013	680,953	407,020	$4.52

No options were granted in 2013. The weighted average fair value of options granted during the nine months ended September 30, 2012 was $0.39 per option. The number of options exercised during the nine months ended September 30, 2013 was 108,146. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2013 and 2012 was $373 and $0, respectively.

At the shareholder meeting on May 15, 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 2,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Through September 30, 2013, no stock options have been awarded under the plan. Stock awards typically vest over three years but vesting periods for non-employees may vest for longer periods or based on the achievement of performance goals. The weighted average term of employee restricted stock is three years. During the nine months ended September 30, 2013, the Company issued 1,041,000 restricted shares under the 2013 Plan to employees and non-employee service providers. Accordingly, at September 30, 2013, 959,000 shares are available for issuance under the 2013 Plan. Restricted stock compensation expense was $168,921, for the nine months ended September 30, 2013. Unrecognized compensation expense for restricted stock at September 30, 2013 amounted to $827,019. The weighted average grant value is $1.67 per share.

10.	Related Party Transactions:

Investment Agreements – The Company has entered into three separate investment agreements with RVL, an affiliate of Aston Capital and our Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, C, E and F Convertible Preferred stock for cash aggregating $26 million. The terms of the Series B, C, E and F Convertible Preferred stock are described in Note 8. In addition, an affiliate of RVL purchased 75,000 shares of common stock from the Company for $ 192,150 at the closing market price of the stock on the date purchased.

Customer Financing – In 2013, Aston Capital provided $9.9 million in financing to a related group of customers of the Company who used the proceeds to repay its obligations to the Company for the purchase of Company products. The Company has no obligations to Aston Capital with respect to the financing arrangements between the customer and Aston Capital. The Company’s obligations to the customer are limited to the standard warranty obligation on the products sold.

Management Agreement – On April 9, 2013, the Company ratified a management services agreement with Aston Capital (the “Management Agreement”) to memorialize certain management services that Aston Capital has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston Capital provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston Capital under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston Capital to vest in three equal annual increments, with the first such vesting date being September 25, 2013. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston Capital, is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters – During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of our Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. Costs allocated to the Company amounted to $84,591 and $249,262 for the three months and nine months ended September 30, 2013.

RVL Transaction Fees – Pursuant to the Series E and Series F Investment Agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the nine months ended September 30, 2013, the Company incurred $32,610 related to these costs.

11.	Recent Events:

Amended and Restated Certificate of Incorporation – On and effective May 17, 2013, the Company increased its authorized number of shares of common stock from 120,000,000 to 150,000,000 pursuant to stockholder approval at the May 15, 2013 annual meeting.

12.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips.

Financial information relating to the reportable operating segments for the three and nine months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended September		Nine Months Ended September
	2013	2012	2013	2012
Revenues from external customers:
LED replacement lamps and fixtures	$4,446,974	$117,519	$16,413,195	$577,389
LED signage and lighting strips	866,512	1,132,996	2,568,854	2,874,678

Total revenues from external customers	$5,313,486	$1,250,515	$18,982,195	$3,452,067

Segment (loss) income:
LED replacement lamps and fixtures	$(1,554,003)	$(161,487)	$(1,885,966)	$(5,631,881)
LED signage and lighting strips	10,801	46,424	(82,133)	(103,694)

Segment (loss) income	(1,543,202)	(115,063)	(1,968,099)	(5,735,575)
Unallocated amounts:
Corporate expenses	(1,512,932)	(594,841)	(5,296,564)	(2,343,487)
Change in fair value of embedded derivative	—	—	(6,990,353)	—

Interest income	—	17	31	107

Interest expense	(24,071)	(79,452)	(24,114)	(210,014)

Gain on debt restructuring	—	1,048,308	—	1,048,308
Other income (expense)	—	—	746,250	—

Loss from continuing operations	$(3,080,205)	$258,969	$(13,532,848)	$(7,240,661)

Depreciation and amortization:
LED replacement lamps	$470,046	$385	$2,399,948	$110,911
LED signage and lighting strips	55,610	57,592	171,032	178,533

Segment depreciation and amortization	525,657	57,977	2,570,980	289,444
Corporate depreciation and amortization	6,401	7,245	17,275	114,182

Total depreciation and amortization	$532,058	$65,222	$2,588,255	$403,626

Segment assets on the dates indicated comprise the following:

	September 30, 2013	December 31, 2012

LED Replacement lamps and fixtures	$44,074,408	$24,548,886
LED signage and lighting strips	4,604,604	4,736,657

	48,679,012	29,285,543

Elimination of intercompany receivables	(4,881,219)	(3,988,921)
Corporate assets, principally cash	5,278,269	5,980,464

	$49,076,062	$31,277,086

13.	Contingencies:

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In August 2012, the Company entered into a settlement agreement and patent license agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows the Company to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, the Company paid Philips a one-time, lump-sum royalty fee to address past sales and patent royalty agreement for future sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit, and on October 4, 2012, the action was dismissed without prejudice.

Prior to the merger of the Company, Seesmart also received a letter from Philips expressing concern that certain of the Seesmart LED products utilize patented technologies and an interest in discussing Seesmart’s LED-based products and Philips’ portfolio and licensing program. The Company and Seesmart have been engaged in discussions regarding a potential settlement and patent licensing agreement. However, at this time, no formal or informal agreement has been reached regarding the scope of the products involved, a potential settlement of past claims or an ongoing patent licensing arrangement. As a result of the acquisition of Relume, such arrangements may also involve Relume. The Company does not believe a settlement with Philips will have a material adverse effect on its business, financial condition or results of operation.

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe three of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products. In September 2012, GE Lighting and Osram Sylvania filed requests for reexaminations of the three asserted CAO patents with the United States Patent and Trademark Office (“PTO”). The court stayed the litigation through February 28, 2013, pending a decision on the requests to grant the reexaminations. In November and December of 2012, the PTO ordered the reexamination of at least the independent claims of the patents. The parties of the lawsuit have jointly agreed to stay the lawsuit until after the issuance by the United States Patent Office of a notice of intent to issue a reexamination certificate in any one of the identified reexaminations. The order for the stay was issued March 22, 2013. On October 1, 2013, the court administratively closed the case and indicated that the case may be reopened upon motion by plaintiffs or defendants.

14.	Subsequent events

On October 15, 2013 the Company’s Relume subsidiary entered into an accounts receivable financing arrangement pursuant to which the Company may receive advances up to 85% of eligible receivables up to a maximum of $1.5 million.

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

Except for the historical information contained herein, the discussions in this report contain certain forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995, as amended, the attainment of which involve various risks and uncertainties. Forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “should”, “expect”, “plan”, “believe”, “estimate”, “anticipate”, “continue”, “predict”, “forecast”, “intend”, “potential”, or similar terms, variations of those terms or the negative of those terms. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and anticipated future losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital, as needed;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	a substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to shareholders of other NASDAQ-listed companies;

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions;

•	the risk that demand for our LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•	a group of related entities accounted for 47% of our revenue in the first nine months of 2013 and a failure to obtain similar large orders in future quarters would adversely affect our financial results;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisitions of Seesmart Technologies, Relume Technologies and the LIT businesses, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.

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

Overview

We design, manufacture, market and sell high-performance, smart grid control systems, commercial grade, LED replacement lamps, LED fixtures for outdoor and indoor applications and LED-based signage, channel-letter and contour lighting products. We sell these products under the Seesmart, Relume, Array Lighting and Lumificient brand names. Our products incorporate many proprietary and innovative features. Our product offering and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling LED lighting products for use in the municipal and commercial market segments, which include vertical markets such as industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally, primarily through our network of distributors and independent sales representatives.

On December 20, 2012, we acquired Seesmart Technologies, Inc.(“Seesmart”), headquartered in Simi Valley, California. Seesmart is a LED solutions provider with a broad range of solutions serving the commercial lighting market. We believe that Seesmart’s strong management, combined with its exclusive network of experienced lighting distributors and sales representatives, provides us with a customer and solution-focused advantage. Seesmart has a growing group of exclusive distributors in the United States and sales representatives promoting Seesmart products, along with more distributors in selected international locations. In addition, it has established centers of excellence in key U.S. locations, which are used to provide distributor training and to demonstrate and develop state-of-the-art lighting solutions in realistic product environments. We believe that Seesmart has extensive end-to-end product line for both indoor (interior) and outdoor (exterior) applications that is highly complementary to our existing Array product line. With the recent acquisition of Seesmart by Revolution, the Array and Lumificient brands are being integrated into Seesmart’s product categories and offered through Seesmart’s sales channels. In connection with the acquisition of Seesmart, we have also repositioned the Company’s strategic focus from the consumer retail market to the larger commercial, industrial and municipal markets (municipal, university, schools and health care).

On August 22, 2013, we acquired Relume Technologies, Inc. (“Relume”). Relume is a manufacturer and distributor and efficient environmentally friendly LED lighting products and control systems. Relume’s technology is used in municipal lighting, commercial signage, outdoor advertising, transportation and US military applications. Relume serves outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings, and outdoor advertising. More than 75% of Relume’s business consists of outdoor lighting, with the remaining split between smart grid control systems and LED lighting for media and signage. Relume distributes its products through independent sales agents. The Company acquired Relume with the goal of realizing synergies, expanding its product offerings and for Relume’s developed technology

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment include the Relume business, Seesmart business and the Array business, which has been integrated with the Seesmart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this report, we sometimes use “LED lamps” to refer to our replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

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

Cost of Goods Sold: Our cost of goods sold consists primarily of purchased components and products from our contract manufacturers and manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes freight and provisions for excess and obsolete inventory and warranties. We source our manufactured products based on sales projections and customer orders from domestic and Asian manufacturers.

Gross Profit: Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs, fluctuations in the cost of our purchased components and the ability to leverage our fixed costs over a larger revenue base

Operating Expenses: Operating expenses consist primarily of salaries and associated costs for employees in sales, engineering, finance, and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance, occupancy, acquisition related and stock-based compensation costs, as well as amortization of intangible assets.

Summary of Results

For the three months ended September 30, 2013, the Company reported revenues of approximately $5.3 million and a net loss of approximately $3.1 million compared to revenues of approximately $1.3 million and net profit of approximately $0.3 million for the corresponding period in 2012, which reflects a gain of $1.0 million relating to a debt restructuring. The 2013 results reflect the acquisitions of the Seesmart, Relume and LIT businesses that were acquired in December 2012, August 2013 and March 2013, respectively. The Company’s reported net loss of approximately $3.1 million for the quarter ended September 30, 2013 includes the following:

Transactions reflected in three months ended September 30, 2013	(in millions)
Severance and transition costs	$(0.1)
Acquisition related costs	(0.6)
Depreciation and amortization	(0.5)
Stock-based compensation costs	(0.1)

Total	$(1.3)

For the nine months ended September 30, 2013, the Company reported revenues of approximately $19.0 million and a net loss of approximately $13.5 million compared to revenues of approximately $3.5 million and net loss of approximately $8 million for the corresponding period in 2012, which includes an impairment charge of $3.4 million and a gain on a debt restructuring of $1.0 million. The 2013 results reflect of the acquisitions of Seesmart, Relume and LIT businesses. The Company’s reported net loss of approximately $13.5 million for the nine months ended September 30, 2013 included the following:

Transactions reflected in nine months ended September 30, 2013	(in millions)
Change in fair value of embedded derivative	$(7.0)
Gain on bargain purchase of business	0.7
Severance and transition costs	(1.2)
Acquisition related costs	(2.2)
Depreciation and amortization	(2.6)
Stock compensation costs	(0.8)

Total	$(13.1)

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

Revenues from acquired companies were $4.5 million and $16.4 million for the three and nine months ended September 30, 2013. On a pro forma basis, after giving effect to the acquisitions as if they had been consummated on January 1, 2012, revenues for the nine months ended September 30, 2013 increased by approximately $9.7 million to $24.1 million or 68% and revenues for the three months ended September 30, 2013 increased by approximately $1.3 million to $6.5 million or 25%.

The results for the three and nine months ended September 30, 2013 reflected the revenue impact of the fulfillment of several large orders from a group of related customers. The timing of revenues recognized from large orders, if any, could have a material impact on the results of operations of future periods.

Three Months Ended September 30, 2013

Revenue

	Three Months Ended September 30,
	2013	2012
LED lamps	$4,446,974	$117,519
LED Signage	866,512	1,132,996

Total revenue	$5,313,486	$1,250,515

Total revenue for the three months ended September 30, 2013 increased 325%, or approximately $4 million, to approximately $5.3 million as compared to approximately $1.3 million for the three months ended September 30, 2012. Sales for Lumificient decreased by $266,000 in three months ended September 30, 2013 compared to the three months ended September 30, 2012 , reflecting competitive market conditions and the timing of orders. Revenues from LED lamps primarily represent sales of Seesmart, LIT and Relume, which were acquired in December 2012, March 2013 and August 2013, respectively.

Gross Profit

	Three Months Ended September 30,
	2013	2012
Revenue	$5,313,486	$1,250,515
Cost of sales	3,949,368	935,379

Gross profit (loss)	$1,364,119	$315,136

Gross margin %	26%	25%

Gross profit for the three months ended September 30, 2013 was approximately $1.4 million, or 26% of revenue, as compared to gross profit of approximately $315,000, or 25% of revenue, for the corresponding period in 2012. Gross margin increased from 25% in the third quarter of 2012 to 26% in the third quarter of 2013, which reflects increased sales to commercial and industrial customers. The increase in gross margin reflects in part, the impact of the continuing liquidation of the Array inventory of products which began in the first half of 2012

Operating Expenses

	Three Months Ended September 30,
	2013	2012
Selling, general and administrative:
Severance and transition costs	$134 433	$—
Acquisition and other related expenses	640,865	—
Amortization and depreciation	532,057	65,220
Stock based compensation	52,627	227
Other selling, general and administrative	2,556,831	833,669
Research and development	503,440	125,924
Impairment charge	—	—

Total operating expenses	$4,420,253	$1,025,040

Selling, general and administrative (SG&A) expenses were approximately $3.9 million for the quarter ended September 30, 2013, compared to approximately $889,000 for the same period in 2012, an increase of approximately $3.0 million, or 336%. The third quarter of 2013 includes severance, transition and acquisition related costs of approximately $775,000, which reflects the Company’s continuing acquisition activity. The Company incurred non-cash amortization and stock based compensation expense of approximately $520,000 for the three months ended September 30, 2013, an increase of approximately $470,000 from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart, LIT and Relume. Other SG&A increased approximately $1.7 million, or 207%, primarily as a result of the acquisitions of Seesmart, LIT and Relume.

Primarily, as a result of the acquisition of Seesmart and Relume, research and development costs increased approximately $380,000, or 300%, to approximately $500,000 during the three months ended September 30, 2013, compared to the same period in 2012.

Non-operating Income (Expense)

	Three Months Ended September 30,
	2013	2012

Interest expense	$(24,071)	$(79,452)
Gain on debt restructuring	—	1,048,308
Other income (expense)	—	17

Total non-operating expense, net	$(24,071)	$968,873

The gain on debt restructuring is discussed in Note 7 to the financial statements.

Income Taxes

No income tax benefit was recorded for the three months ended September 30, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net (Loss) Income

Net income (loss) for the three months ended September 30, 2013 and 2012 was approximately $(3.1) million and $259,000, respectively. Net loss attributable to common stockholders for the three months ended September 30, 2013 was approximately $(3.5) million and includes the effects of the accretion to redemption value of the Series E and F Preferred Stock and accrual of preferred stock dividends. The net loss attributable to common stockholders for the three months ended September 30,2012 was $4.9 million and reflects the impact of the beneficial conversion feature of the Series B Preferred Stock of $5.2 million. Basic and diluted loss per common share attributed to common stockholders was $(0.04) and $(0.30) for the three months ended September 30, 2013 and 2012, respectively.

Nine Months Ended September 30, 2013

Revenue

	Nine Months Ended September 30,
	2013	2012
LED lamps	$16,413,341	$577,389
LED Signage	2,568,854	2,874,678

Total revenue	$18,982,195	$3,452,067

Total revenue for the nine months ended September 30, 2013 increased 450%, or approximately $15.5 million, to approximately $19 million as compared to approximately $3.5 million for the nine months ended September 30, 2012. Sales for Lumificient decreased by $306,000 in nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, reflecting competitive market conditions and the timing of orders. Revenues from LED lamps primarily represent sales of Seesmart, LIT and Relume, which were acquired in December 2012, March 2013, and August 2013, respectively.

Gross Profit

	Nine Months Ended September 30,
	2013	2012
Revenue	$18,982,195	$3,452,067
Cost of sales	11,371,930	3,830,215

Gross profit (loss)	$7,610,265	$(378,148)

Gross margin %	40%	-11%

Gross profit for the nine months ended September 30, 2013 was approximately $7.6 million, or 40% of revenue, as compared to gross loss of approximately $378,000, or a negative 11% of revenue, for the corresponding in period of 2012. Gross margin increased from a negative 11% in the first nine months of 2012 to 40% in the first nine months of 2013, which reflects increased sales to commercial and industrial customers as well as fulfillment of certain profitable orders. In addition, during the nine months of 2012, sales of Array products generated negative gross margins as we began liquidating surplus and discontinued inventory.

Operating Expenses

	Nine Months Ended September 30,
	2013	2012
Selling, general and administrative:

Severance and transition costs	$1,112,444	$—
Acquisition and other related expenses	2,215,719	—
Amortization and depreciation	2,558,254	403,625
Stock based compensation	753,512	44,313

Other selling, general and administrative	6,921,714	3,406,845
Research and development	1,283,285	448,920
Impairment charge	—	3,397,212

Total operating expenses	$14,874,928	$7,700,914

SG&A expenses were approximately $13.6 million for the nine months ended September 30, 2013 as compared to approximately $3.9 million for the same period in 2012, an increase of approximately $9.7 million, or 253%. The first nine months of 2013 includes severance and transition expense of approximately $1.1 million relating to the transition of our corporate office to Stamford, Connecticut. In addition, we incurred approximately $2.2 million of expenses relating to our acquisitions of Seesmart, Relume and LIT. We incurred non-cash amortization, depreciation and stock based compensation expenses of approximately $3.3 million for the nine months ended September 30, 2013, an increase of approximately $2.9 million from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart, Relume and LIT. Other SG&A increased approximately $3.6 million, or 104%, primarily as a result of the acquisitions of Seesmart, Relume and LIT.

As a result of the acquisitions of Seesmart and Relume, research and development costs increased approximately $835,000, or 186%, to approximately $1.3 million during the nine months ended September 30, 2013, compared to the same period in 2012.

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

Non-operating Income and Expense

	Nine Months Ended September 30,
	2013	2012
Change in fair value of embedded derivative	$(6,990,353)	$—
Gain on purchase of business	742,750	—
Interest expense	(24,114)	(210,014)
Gain on debt restructuring	—	1,048,308
Other income	3,532	107

Total non-operating expense, net	$(6,268,185)	$838,401

In connection with the acquisition of the Elite business, we recognized a bargain purchase gain of approximately $745,000.

The change in fair value relates to the embedded conversion feature on the Series E Preferred Stock. We have modified the terms of our Series E Preferred Stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future.

The gain on the debt restructuring results from the transactions described in Note 7 to the financial statements.

Income Taxes

No income tax benefit was recorded for the nine months ended September 30, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

Net loss for the nine months ended September 30, 2013 and 2012 was approximately $13,533,000 and $7,240,000, respectively. Net loss attributable to common stockholders for the nine months ended September 30, 2013 was approximately $16,768,000 and includes the effects of the accretion to redemption value of the Series E and F Preferred Stock and accrual of preferred stock dividends. The net loss applicable to common stockholders for 2012 was $12,435,000 and reflects the impact of the beneficial conversion feature of the Series B Preferred Stock of $5.2 million. Basic and diluted loss per common share applicable to common stockholders was $0.22 and $0.75 for the nine months ended September 30, 2013 and 2012, respectively.

Liquidity, Capital Resources and Cash Flows

Liquidity and capital resources

At September 30, 2013, the Company had cash on hand of $5,762,765. For the quarters ended September 30, 2013 and June 30, 2013 the Company reported negative cash flows from operations of $ 44,607 and $160,432 respectively, compared to negative cash flows from operations of $ 5,009,158 for the first quarter of 2013 and $798,059 and $1,082,413 for the second and third quarters of 2012, respectively. The 2013 cash flows include cash paid for acquisition related costs and transition and severance costs. During 2012, we issued convertible preferred stock to RVL for net cash proceeds aggregating approximately $15,132,000 which was used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital. In the first and third quarters of 2013 , we issued convertible redeemable preferred stock to RVL for aggregate cash proceeds of $10,000,000 and common stock to unaffiliated investors for an additional $5,000,000 in cash and settled the convertible obligations of Seesmart of approximately $3,422,000. At September 30, 2013 the Company had working capital of approximately $48,000, excluding cash and cash equivalents, an improvement of approximately $6,297,000 compared to negative working capital at December 31, 2012 of $6,249,000, excluding cash and cash equivalents of $4,434,000. The improvement reflects the payment of obligations arising from the Seesmart acquisition which were funded from the proceeds of the issuance of common and preferred stock. While the Company expects to generate negative cash flows from operations in 2013 as it integrates Seesmart Technologies, Inc. (“Seesmart”), Relume Technologies, Inc. (“Relume”) and Lighting Integration Technologies, LLC (“LIT”), invests in the growth of the Company and implements its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we have realized revenues of approximately $19.0 million during the nine months ended September 30,2013. We face challenges in order to achieve profitability, and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us, if at all, or that any financing transaction will not be dilutive to our current stockholders.

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

Cash Flows

Net cash used in operating activities for the nine months ended September 30, 2013 increased approximately $2,277,000, to approximately $5,214,000 for the nine months ended September 30, 2013, as compared to approximately $2,937,000 for the nine months ended September 30, 2012. Substantially all the negative cash flows from operations in the nine months ended September 30, 2013 were generated in the first quarter of 2013. The net loss, adjusted for non-cash items was, $3,944,000 in 2013 compared to $4,259,000 in 2012. The timing of collections and payments and the changes in assets and liabilities adversely impacted cash flow by $1,270,000. In 2013 and positively impacted cash flows in 2012 by $1,321,000.

Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was approximately $8,638,000 and $94,990, respectively. The increase in cash used in investing activities is primarily the result of approximately $8,543,000 of cash used for acquisitions in the nine months ended September 30, 2013. Cash used for the purchase of property and equipment, net of proceeds from the sale of property and equipment, decreased by approximately $65,000 for the nine months ended September 30, 2013, as compared to the same period in 2012.

Net cash provided by financing activities increased by approximately $10,865,000 for the nine months ended September 30, 2013 as compared to the same period in 2012. This increase is primarily the result of the issuance of $15 million in equity securities during the nine months ended September 30, 2013 to fund our acquisitions and working capital, of which $10 million was provided by RVL.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 and reflects the repayment of the Seesmart notes payable obligations and the payment of the Seesmart purchase price obligations described elsewhere in this Quarterly Report on Form 10-Q during the nine months ended September 30, 2013.

	Payments due by period
	2013	2014 – 2015	2016 – 2017
Operating lease obligations	$402,519	$1,330,603	$299,386
Seesmart purchase price obligations	514,777	—	—

Total	$917,296	$1,330,603	$299,386

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

The Company collect sales taxes from certain customers. ASC 605-45-50 allows companies to adopt a policy of presenting taxes in the income statement on either a gross basis (included in revenues and costs) or net basis (excluded from revenues). The Company has elected to record sales tax revenues on a gross basis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Currently we are a smaller reporting company as defined by Rule 12b-2 promulgated pursuant to the Securities Exchange Act, of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports we file under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management, override of the control. Based on the inherent limitations of any internal control systems, misstatements due to error or fraud may occur and not be detected on a timely basis.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the report.

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

On December 20, 2012, the Company completed the acquisition of Seesmart, a company not required to file reports with the Securities and Exchange Commission. At the date of the acquisition, Seesmart had not prepared audited financial statements for 2010 and 2011 or interim financial statements for the nine months ended September 30, 2012. Company management recognized that the internal controls over financial reporting as they related to separate financial statements of Seesmart were inadequate. Accordingly, subsequent to the acquisition, management immediately implemented an action plan by assessing the Company’s and Seesmart’s financial accounting resources, hiring an experienced chief financial officer for the Company, engaging a senior accounting expert, and adding outside resources to assist internal resources from the Company and Seesmart. In addition, the Company hired a controller for Seesmart who assumed his responsibilities on April 8, 2013, hired additional accounting resources at the corporate level and is in the process of integrating its accounting systems on a single platform. Finally, as part of its 2013 evaluation of internal controls over financial reporting, the Company has engaged outside consultants who are currently assisting the Company with an assessment of its internal controls, the development of a remediation plan to address deficiencies including material weaknesses, the implementation the remediation plan and testing of internal controls. We have made substantial progress in implementing our remediation, strengthening internal controls at Seesmart and throughout our organization. We expect that these activities will be completed prior to the end of 2013. We have also begun our assessment and evaluation of internal controls at Relume and are applying our entity level controls to Relume effective with the acquisition.

PART II

Item 1.	Legal Proceedings

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters.

On March 26, 2012, Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”) filed a lawsuit (civil action no. 12-cv-10549) in the United States District Court for the District of Massachusetts against the Company alleging that the Company’s Array and certain other products infringe certain of Philips’ patents for LED lighting. In August 2012, the Company entered into a settlement agreement and patent license agreement ending the patent litigation brought by Philips. In connection with the settlement and patent license agreement, Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows the Company to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. In September 2012, the Company paid Philips a one-time, lump-sum royalty fee to address past sales. In conjunction with the settlement and patent license agreement, on October 3, 2012, the parties filed a joint stipulation requesting dismissal of the lawsuit and on October 4, 2012, the action was dismissed without prejudice.

Prior to the merger of the Company, Seesmart also received a letter from Philips expressing concern that some of the Seesmart LED products utilize patented technologies and an interest in discussing Seesmart’s LED based products and Philips’ portfolio and licensing program. Company and Seesmart have been engaged in discussions regarding a potential settlement and patent licensing agreement. However, at this time no formal or informal agreement has been reached regarding the scope of products involved, a potential settlement of past claims or an ongoing patent licensing arrangement. As a result, of the acquisition of Relume such arrangements may also involve Relume. The Company does not believe a settlement with Philips will have a material adverse effect on its business, financial condition or results of operation.

On May 10, 2011, the CAO Group, Inc. (“CAO”) filed a lawsuit (civil action no. 2:11-cv-00426) in the United States District Court for the District of Utah Central Division against the Company alleging that the Company’s Array and certain other products infringe three of CAO’s patents for LED lighting. The complaint also lists GE Lighting, Osram Sylvania, Lighting Science Group Corporation, Sharp Electronics Corporation, Toshiba International Corporation, Feit Electric Company, Inc., and Lights of America, Inc. as defendants. The plaintiff is seeking injunctive relief, monetary damages and reimbursement of its attorney’s fees and costs. The Company is evaluating CAO’s claims. The Company intends to vigorously defend its products. In September 2012, GE Lighting and Osram Sylvania filed requests for reexaminations of the three asserted CAO patents with the United States Patent and Trademark Office (“PTO”). The court stayed the litigation through February 28, 2013, pending a decision on the requests to grant the reexaminations. In November and December of 2012, the PTO ordered the reexamination of at least of the independent claims of the patents. The parties of the lawsuit have jointly agreed to stay the lawsuit until after the issuance by the United States Patent Office of a notice of intent to issue a reexamination certificate in any one of the identified reexaminations. The order for the stay was issued March 22, 2013. On October 1, 2013, the court administratively closed the case and indicated that the case may be reopened upon motion by plaintiffs or defendants.

Item 1A.	Risk Factors

The following updates the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 16, 2013 as a result of changes in business during 2013

Customers may be unable to obtain financing to make purchases from us.

Some of our customers require substantial financing in order to purchase our products. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations. Our affiliate Aston Capital, LLC, has provided financing to some customers, but is under no obligation to continue to provide capital for future orders or other customers. Given the current economic conditions, there can be no assurance that Aston or other third party finance companies will continue to provide capital to our customers.

We have significant customer concentration, and the loss of one of our large customers could adversely affect our business.

A small number of customers have accounted for a material portion of our revenues in 2013. There can be no assurance that our current customers will continue to place orders, that orders by existing customers will continue at the levels of previous periods, or that we will be able to obtain orders from new customers. The loss of one or more of our customers could have a material adverse effect on our sales and operating results as could customer disputes regarding shipments, fees, merchandise condition or related matters. Our inability to collect accounts receivable from any of these customers could also have a material adverse effect on our financial condition and results of operations.

New regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo (DRC) and adjoining countries. As a result, in August 2012, the Securities and Exchange Commission established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements require us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices and there will likely be additional costs associated with complying with the new due diligence procedures as required by the Securities and Exchange Commission. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2013, James DePalma purchased 75,000 shares of the Company’s common stock from the Company for $2.57 per share. The shares of common stock were issued pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Other unregistered sales of equity securities during the quarter ended September 30, 2013 were previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 7, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: November 7, 2013

Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: November 7, 2013

Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)