Form 10-K
period 2013-12-31
Revolution Lighting Technologies, Inc.
filed 2014-03-14
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2013, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $132,553,344.

As of March 7, 2014, there were 82,059,201 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive proxy or information statement for the 2014 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

Revolution Lighting Technologies, Inc.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital, as needed if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	a substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies;

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions;

•	the risk that demand for our LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•	a group of related entities accounted for 31% of our revenue in the year ended December 31, 2013 and a failure to obtain similar large orders in future quarters could adversely affect our financial results;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies and Seesmart Technologies, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.

The factors listed under Item 1A. Risk Factors of this Annual Report on Form 10-K, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events which may cause our actual results to differ materially from the expectations we described in our forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the objectives or plans of our company will be achieved. We do not undertake any obligation to publicly release the results of any revisions to these forward-looking statements.

PART I

Item 1.	Business.

General

We design, manufacture, market and sell high-performance, commercial grade, LED replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products. We sell these products under the Seesmart, Array Lighting, Lumificient, Sentinel and Relume brand names. Our products incorporate many proprietary and innovative features. We believe that our product offering and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling LED lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies and internal sales forces.

Our operations are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures segment includes the Seesmart business, the Relume business and our Array business, which has been integrated with the Seesmart business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this Annual Report on Form 10-K, we sometimes use “Seesmart” to refer to our LED replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

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

We acquired Lumificient in 2008. We began shipping our line of Array LED replacement lamps in December 2008 and continued to launch Array products in 2009. We broadened the product line by adding additional lamp sizes and options, as well as upgrades to the original products.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses (which we refer to as the Legacy Commercial and Pool Lighting Businesses). Our Legacy Commercial and Pool Lighting Businesses consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding the Array business and the business of Lumificient. The divestiture of these businesses was consistent with our strategic plans to focus our resources on businesses where we see more significant long-term growth potential. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

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

On September 25, 2012, we completed the transactions contemplated by an Investment Agreement (the “Series B Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC (“Aston”), whereby the Company issued to RVL shares of Series B Convertible Preferred Stock (the “Series B Investment”), representing approximately 73% of the Company’s outstanding voting stock. The proceeds from the Series B Investment were used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection with the settlement of a lawsuit, to pay the fees and expenses in connection with the Investment and for working capital purposes. The Investment resulted in a change in control of the Company under applicable regulations of The NASDAQ Stock Market (“NASDAQ”) and was consummated pursuant to an exception from the NASDAQ stockholder approval rules pursuant to the “financial viability exception” set forth in NASDAQ Rule 5635(f).

On November 14, 2012, the Company filed with the Secretary of State of Delaware an amended and restated Certificate of Incorporation to change the Company’s name from “Nexxus Lighting, Inc.” to “Revolution Lighting Technologies, Inc.”

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), headquartered in Simi Valley, California. Seesmart is an LED solutions provider serving the commercial lighting market. We completed the acquisition of Seesmart for consideration of approximately $10.1 million in cash, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.0 million. In connection with the funding of the Seesmart acquisition, the Company closed an investment agreement with RVL whereby the Company issued 10,000 shares of Series C preferred stock to RVL for cash of $10 million. With the acquisition of Seesmart, we targeted the commercial segment sales channel, moving away from the big box store model we previously pursued. We believe that Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. We expect that Revolution’s other businesses will also leverage Seesmart’s distribution network.

On February 21, 2013, we closed on an investment agreement whereby the Company issued 5,000 shares of Series E preferred stock to RVL for cash of $5 million.

On March 8, 2013, we closed on an investment agreement with two unaffiliated institutional investors whereby the Company issued to each investor (i) 2,136,752 shares of our common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of Common Stock for cash of $2.5 million each, for a total investment of $5 million. These right expired March 8, 2014. The proceeds from the investment were used for general corporate and working capital purposes.

On August 22, 2013, we acquired Relume Technologies, Inc., (“Relume”), for a total contracted purchase price of $15 million, of which $5 million was paid in cash (approximately $4.3 million net of an estimated working capital adjustment) and 2,174,000 shares of common stock valued at approximately $7.3 million based on the market price of the Company’s stock on the closing date. The cash portion of the purchase price was funded with the proceeds for the issuance of Series F preferred stock to RVL. Relume is a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications. Relume services several outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings and outdoor advertising displays. Approximately 75% of Relume’s business is made up of outdoor lighting, with the remaining part of the business split between smart grid control systems, and LED lighting for media and signage. Relume’s patented Silver Circuitry™ process for LED thermal management offers the first seven-year LED warranty, adding value to customers by improving LED performance, lowering operating temperature and extending LED life. We believe that combining Relume’s LED lighting applications with the suite of products offered by our existing Lumificient and Seesmart brands will help drive new market penetration.

On November 15, 2013 we completed the acquisition of Tri-State DE LLC (“Tri-State”), a distributor of Revolution’s Seesmart products, for closing consideration consisting of $1.8 million and 271,526 shares of common stock. In addition we have an obligation to pay another $1.5 million in cash in six months, and to issue 271,526 shares following a specified period, plus up to 366,628 additional shares common stock contingent on Tri-State achieving specified revenue earn out targets within one year following the acquisition, which obligation has been initially valued at $0.9 million. Tri-State has a strong management team and a significant client base in New York, New Jersey and Connecticut.

Revolution Lighting Technologies, Inc. (“Revolution”) entered into an Agreement and Plan of Merger, dated as of March 6, 2014 (the “Merger Agreement”), by and among Revolution, Value Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Revolution (“Merger Sub”), Value Lighting, Inc., a Georgia corporation (“Value Lighting”), AL Enterprises, Inc., a Texas corporation (“AL Enterprises”), Value Lighting of Houston, LLC, a Texas limited liability company (“Value Houston,” and together with Value Lighting and AL Enterprises, the (“Value Lighting Group”), and the Stockholders named therein (the “Stockholders”). Pursuant to the Merger Agreement Revolution will acquire the businesses of the Value Lighting Group, a leading supplier of lighting solutions to the multifamily housing and construction markets.

The purchase price will consist of $35.6 million, of which $7.5 million will be financed with bank debt and paid in cash on the closing date (less the amount of existing indebtedness in excess of $3.5 million as of the closing and subject to increase or decrease as a result of a customary working capital adjustment based on a target working capital of approximately $9.1 million), and $28.1 million to be paid through the issuance of shares of common stock of Revolution (“Revolution Stock”) on the six (6), twelve (12), eighteen (18) and twenty-four (24) month anniversaries of the closing date as set forth in the Merger Agreement, (the “Subsequent Payment”). The Subsequent Payment will consist of up to 6,245,000 shares of Revolution Stock, provided, that if the value of such shares based on the volume weighted average trading price per share of Revolution Stock over the twenty (20) trading days ending with the last trading day preceding the closing date is less than the amount of the Subsequent Payment, Revolution shall pay to the Stockholders additional consideration consisting of cash and/or additional shares of Revolution Stock, as determined by Revolution in its sole discretion. In addition, the Stockholders will have the opportunity to receive additional consideration of up to $10 million based upon the achievement of 2014 sales revenue and EBITDA targets of $53 million and $6.36 million, respectively, and 2015 sales revenue and EBITDA targets of $63.5 million and $7.62 million, respectively (the “Earn-Out Payments”). The Earn-Out Payments are payable in any combination of cash or shares of Revolution Stock, as determined by Revolution in its sole discretion, such shares to be valued based on the volume weighted average trading price per share of Revolution Stock over the twenty (20) trading days ending with the last trading day preceding the applicable determination date.

The Lighting Industry

The global lighting industry generally is divided between two major market segments: commercial and residential. Within these two market segments exist two broad product categories: fixtures and light bulbs (referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, luminaires and power/heat-control systems, while lamps consist of the replaceable devices that emit light. Conventional lamps include incandescent, fluorescent and high-intensity discharge (HID) products. For residential applications within the general illumination market, inexpensive incandescent and, to a lesser extent, compact fluorescent (CFL) bulbs have been the preferred choice. For commercial applications, we believe that the more expensive and long-lasting fluorescent and HID bulbs and fixtures have the largest market share at this time.

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

High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to leading consulting company, 22% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately 35% of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 5% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) bulbs are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, bulb life, safety and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains, we believe LED adoption should continue to expand. For example, LED bulbs are currently outselling CFL lamps in Japan as the quality of light is far superior to CFLs. In 2011, an analysis of the global lighting market by a leading consulting company predicts that the LED market share for new construction will grow from 7% in 2010 to 70% in 2020. In the same period, LED market share for replacement lamps and retrofits will soar from 5% to 53%. In dollars, the same study estimated that the overall LED lighting market will grow by about 30% per year and reach approximately $84 billion (€65 billion) in 2020. (Dollars calculated at current euro exchange rates.)

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

Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 40, 60, and100-watt light bulbs and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

Utility Companies Are Rewarding Conservation Efforts. Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits. In an effort to encourage the development of high-quality, energy-efficient LED lamps eligible for utility rebates, the DesignLights Consortium (DLC) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified-products list, making them eligible for substantial rebates from utility companies. Seesmart and Relume currently offer 56 and 508 DLC-listed lighting products, respectively, and continue to develop and submit more products for DLC certification. At present utility subsidies are generally geared toward CFLs. Given the greater efficiency and more attractive conservation features of LED lighting, we believe subsidies for LEDs will become increasingly popular and drive up demand.

While LEDs are rapidly gaining popularity, one of the biggest challenges remaining is educating the end user on the true benefits that LED technology provides. Our go-to market strategy has given us the competitive edge, setting ourselves apart as both industry leaders and educators within the commercial LED lighting space.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Energy-Efficient and Environmentally Conscious Lighting Solutions. Our product offerings feature our Seesmart, Relume, Array, and Lumificient brands of LED lighting solutions, all of which we believe to be some of the highest quality LED lighting systems in the industry. Based upon our review of publicly available performance data from competitors, our products can provide a quicker return on investment (ROI) than competitive products, and up to 90% energy savings over incandescent lamps. We have designed our product lines to be value-engineered to produce cost-effective, high-quality lighting solutions. Four of our Array lamps and our CMG brands were among the first lamps to be certified under the Energy Star program that began accepting applications in September 2010. In February 2012, our Array R30 lamps were the first LED reflector lamp replacements to earn the full 50,000-hour certification by Energy Star. This 50,000-hour life is equivalent to more than 10 years when the lamp is on for twelve hours per day.

Product Development and Value-Engineered Products. By designing our products utilizing what we believe to be the best-in-class third party components, we are able to rapidly integrate the latest technology into our products, allowing us to maintain an agile position in the marketplace. We invest our research and product development resources in optimizing our product designs and evaluating components to our products. Our use of a variety of third party manufacturers for assembly of our finished products also provides us flexibility to find the highest quality, efficient solution for each product. Our value-engineering process mitigates the need for holding large amounts of inventory that can quickly become outdated and facilitates the use of commercialized components that enable us to leverage market adoption and deliver high-quality, top-performing and affordable products.

Reliable, High-Quality and Cost-Competitive Solutions. We design, manufacture and sell high-quality and reliable products across all of our brands with demonstrable performance advantages that are cost competitive. Many of our products are designed to operate for up to 50,000 hours and are backed by warranties of up to 7 years. We achieve this, in part, through a combination of sourcing high-quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous third-party product testing. To deliver cost-competitive solutions, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process. Additionally, several of our products have qualified with Energy Star and DLC for conservation-driven incentives with utilities, and we plan to apply for rebate programs with other utilities in the U.S. as they become available. This should translate into additional economic incentives for our customers to purchase our products.

Distributor, Dealer and Agency Networks. Seesmart has a distributor and dealer base that is well-educated in LED lighting technology and very motivated as business owners and operators. To date, Seesmart has 57 exclusive dealers, distributors and teaming partners in the United States and more distributors in four other countries. Seesmart is on track to continue to grow in selected domestic and international markets. Our distributor and dealer network provides us with a competitive advantage in delivering high-quality products and providing leading end-user education. Relume has established relationships with approximately 40 independent commercial sales agencies, which are overseen by four regional sales directors, to provide a geographic footprint spanning the entire United States territory.

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

Our Growth Strategy

Our objective is to become the leading provider of advanced LED lighting solutions. Key elements of our growth strategy include:

Education. We believe that end-user education of the benefits of LED lighting is key. There is a growing need for unique advances in LED engineering and the market is beginning to embrace the technology. Through education, we have created a sales force and distribution network that provides the knowledge necessary to drive the commercial market. By introducing new products with longer life and lower cost we believe that the LED market and its acceptance will continue to grow at a rapid rate.

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

Products

Commercial lamps and fixtures. Seesmart and Relume are the primary operating entities under the Revolution umbrella for LED commercial lamps and fixtures products, which comprise the following commercial indoor and interior lighting products:

•	Smart Grid Control Systems

•	Garage and Parking Lot Lighting

•	Decorative Lighting

•	High- and Low-Bay Lighting

•	Multi-Purpose Lighting

•	Linear Tube Lighting

•	Luminaire Retrofit Kits

These categories encompass well over 1,000 different products with various color-temperature choices, optic angles, lens options, and wattages. Applications include interior use, outdoor use, new fixture installation, retrofit installation, smart grid control systems and integration of our LED technology into custom applications. We have standard-performance, high-performance and ultra-high-performance categories within our product offerings.

LED Replacement Lamps: These products are targeted at replacing PAR/R series lamps. Specific units have the Energy Star qualification. These are being sold through the Seesmart distributor network as an ultra-high-performance product line. They carry a higher price point, given their higher performance specifications and required certifications.

Signage, Media and Strip Lighting: Lumificient and Relume offer products that target the signage market, primarily with the Hyperion R-Lite™ and Relume’s patent Silver Circuitry. Increasingly, these products are expanding into non-signage applications, such as vending machines, illuminated display tables, and architectural applications. These products are energy-efficient, easy to install, and highly dependable. Relume’s LED products are ideally suited for corporate branding where long life, durability, ease of installation and uniform illumination, without scalloping or hot spots, are required. We believe that the Relume LED light engine is among the best available.

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, high intensity discharge (HID), metal halide (MH) and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, and quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

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

We also compete with providers of LED replacement lamps and other energy-efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Cree, Inc.; certain packaged LED suppliers such as Cree, as well as multiple low-cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, product quality, brightness, and DLC, Energy Star and UL certifications.

We believe that we will compete favorably in our markets, based on the following factors:

•	Breadth and diversity of high-quality product offerings

•	Our expansive distribution network and developed relationships

•	Innovative products at competitive price points

•	UL, DLC and Energy Star certifications

•	Ability to offer various levels of products and a custom product program

•	Value-engineered products producing a fast ROI

•	Responsiveness to customers

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

We market and sell our LED products through our distribution and commercial agency networks. All of our distributors, dealers and agencies are recruited, trained, and managed by us directly. We maintain a firm policy on the use of our name in regards to branding, and we control the messaging going to our end users in all of our self-generated collateral material. Lumificient and Relume products historically have been sold primarily through independent local sign and lighting manufacturers and distributors, as well as select national accounts. The products will now be also sold through our distribution network as well as to their respective legacy customers. The Array and CMG brands of products will also be offered through our sales channels. Relume sells through its agency network, but calls directly on the commercial end users to specify their products on national programs that typically span several years.

We promote our brands and products through print media, online media, trade shows and educational seminars. Our advertising is geared toward lead generation, distributor and dealer recruitment, brand awareness, and end-user acceptance of LED technology.

We maintain a channel management team in-house that serves our distributor and dealer base for support. As we grow, we plan to grow our team to manage their accounts and give them the support they need to build their business and promote the brands we own.

Manufacturing and Suppliers

We design and engineer our products and outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocated the manufacture of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted in our facilities in Simi Valley, California and Oxford, Michigan where we also assemble and manufacture certain of our products. The Oxford facility has been ISO9001:2008 certified as conforming to the standards published by the International Organization for Standardization.

Some of our products use a custom LED package and are sourced from a limited number of suppliers. Although we currently are dependent on these suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay at our third-party manufacturers or in the supply of the components, or in our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products, and develop solutions for customer applications. We believe that quick responsiveness to customer demands and our ability to achieve industry certifications such as UL, DLC, ETL and Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2013, on a pro forma basis after giving effect to the acquisition of Relume as if it had occurred on January 1, 2013, we spent approximately $2.3 million on engineering and product development activities. We continue to invest in our product development, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

We currently hold 72 patents related to our LED lighting intellectual property and have 50 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization or foreign patent offices.

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

Royalties

In connection with our acquisition of Lumificient Corporation, in April 2008 we agreed to pay annual royalties to the founder of Lumificient Corporation. Subject to, and upon, the terms and conditions set forth in an agreement dated March 25, 2009, royalties are payable as follows: (i) 25% of royalties (as defined in such agreement) received by us from licensing certain intellectual property specified in the agreement (the “Array IP”) and (ii) 2% of the revenue (as defined in the agreement) received by us from the sale of products incorporating the Array IP. The obligation to pay these royalties terminates after calendar year 2014. Such royalty expense for 2013 was immaterial.

In February, 2010, Seesmart, Inc. agreed to pay quarterly royalties to Altair Engineering, Inc. Subject to, and upon, the terms and conditions set forth in a royalty-bearing license agreement between Seesmart, Inc. and Altair Engineering, Inc. dated February 1, 2010, royalties are payable based on net sales invoiced and received by Seesmart, Inc. from the sale of applicable LED tube products for the replacement of fluorescent tubes incorporating features documented in US Patent Numbers 7,049,761 and 7,510,299. Such royalty expense for 2013 was immaterial.

In connection with a patent settlement agreement with Koninklijke Philips Electronics N.V. and Philips Solid-State Lighting Solutions, Inc. (collectively, “Philips”), Philips granted the Company an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. The license allows us to continue the manufacture and sale of LED-based lighting products, including the Array® brand of LED replacement light bulbs. See “Item 3. Legal Proceedings”. Such royalty expense for 2013 was immaterial.

Relume Technologies. Inc. is obligated to make quarterly royalty payments to its former consolidated subsidiary, Relume Corporation which filed a petition for liquidation under Chapter 7 of the US Bankruptcy code for the use of a patent that expires on September 23, 2016. The royalty is calculated at 5% of the net selling prices of specified products during the life of the patent. Such royalty expense for 2013 was immaterial. This royalty payment obligation was terminated pursuant to a settlement with the Chapter 7 Trustee of Relume Corporation, in exchange for a payment of $400,000 in cash, of which was substantially covered in the indemnification agreement with the former owners of Relume.

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

Today, many of our customers and end-users also expect our products to meet the applicable DLC or Energy Star requirements. DLC and Energy Star are industry standards for energy-efficient lighting products. To qualify for Energy Star certification, LED lighting products must pass a variety of rigorous tests to prove that the products have certain performance and efficiency characteristics. Four of our Array lamps were among the first lamps to be certified under the Energy Star program, which began accepting applications for lamps in September 2010. A variety of our LED products are DLC-listed, too, making them eligible for valuable rebates from utility companies. DLC currently lists 22 Seesmart and over 172 Relume LED products on its Qualified Products List. Like Energy Star, DLC sets stringent product performance and efficiency requirements that manufacturers must meet to qualify for certification. In fact, DLC bases many of its performance requirements on the Energy Star model. However, unlike Energy Star, which primarily regulates products for the residential lighting market, DLC regulates lighting products manufactured for the commercial market. By designing and manufacturing LED products that meet DLC, Energy Star and UL standards, we expect to further improve our sales and industry reputation.

Seasonality

The business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have experienced, and generally expects to experience, its highest sales in the second and third quarters of each fiscal year.

Our lighting solutions are sold to customers in both the new construction and renovation and retrofit markets. The construction market is cyclical in nature and subject to change in general economic conditions. Unit sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material effect on the net sales and operating income.

Financial Information about Foreign and Domestic Operations

See Note 16 to consolidated financial statements included in this Annual Report on Form 10-K.

Environmental Protection Regulations

We believe that compliance with environmental protection regulations will not have a material impact on our financial position and results of operations.

Employees

As of March 1, 2014, we had a total of 103 full-time employees and several part-time employees. We enjoy good employee relations. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

Our principal executive offices are located at 177 Broad Street, 12th Floor, Stamford, CT 06901. Our telephone number is (203) 504-1111 and our website is located at www.rvlti.com.

We are a public company and are subject to informational requirements of the Securities Exchange Act of 1934. Accordingly, we file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. We maintain a corporate website at www.rvlti.com. We intend to use our website as a regular means of disclosing material information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

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

We have experienced net losses of approximately $16.8 million, $8.6 million and $5.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of approximately $67.1 million. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our product lines and improve our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations.

We plan on continuing to make significant expenditures in administration, sales, marketing and product development to support our growth strategy, which may result in operating losses in future periods. These expenditures may include costs associated with hiring additional personnel, expanding our sales and marketing activities, continuing our research and development relating to new products and enhancing existing products and manufacturing activities for our existing and new products. We expect that our operating expenses will continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We have funded our operations primarily through the issuance of common and preferred stock. We have received financing primarily from our affiliate RVL 1 LLC. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and product development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If RVL 1 LLC was to cease to provide financing, and we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders.

Pursuant to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), we currently have authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock or voting preferred stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.

In addition, our Certificate of Incorporation provides that our board of directors may designate the rights and preferences of preferred stock without a vote by the stockholders. A new series of preferred stockholders could adversely affect the rights of holders of common stock insofar as such series:

•	provides for voting, redemption and conversion rights to the detriment of the holders of common stock;

•	provides for dividends that must be paid prior to any distributions on our common stock;

•	receives preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation; or

•	has the potential to delay, defer or prevent a change in control of our company, and discourage bids for our common stock.

A substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and most of which is convertible into shares of our common stock at prices that are less than current market values.

As of December 31, 2013 approximately 82.1 million shares of our common stock were outstanding. Up to 19.9 million additional shares of our common stock may be issued upon the conversion of our issued and outstanding preferred stock described below. Our preferred stock consists of shares of Series B preferred stock, convertible into 153 shares of common stock at a conversion price of $0.13, shares of Series C preferred stock, convertible into 14,515,895 shares of common stock at a conversion price of $0.6889, Series E preferred stock, convertible into 4,273,504 shares of common stock at a conversion price of $1.17, and Series F preferred stock, convertible into 1,089,776 shares of common stock at a conversion price of $4.5881. All of the outstanding shares of our Series B, C, E, and F preferred stock are held by RVL, an affiliate of our Chairman and Chief Executive Officer.

The conversion of the convertible preferred stock into common stock may result in significant dilution to our current stockholders. In addition, sales of large amounts of common stock in the public market upon exercise or conversion could materially adversely affect our share price.

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies.

A majority of our outstanding stock is owned by RVL. As a result, we are a “controlled company” within the meaning of NASDAQ Marketplace Rule 5615. As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, including that:

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

We currently utilize these exemptions and intend to do so in the future. Accordingly, our stockholders are not and will not be afforded the same protections as stockholders of other NASDAQ-listed companies that are subject to the NASDAQ corporate governance requirements. As a result, it is possible that our directors will have interests and take actions that are in conflict with the interests of the stockholders.

We are controlled by our majority stockholder, RVL 1, LLC whose interests may not be aligned with the interests of our other stockholders.

RVL, an affiliate of our Chairman and Chief Executive Officer, beneficially owns a majority of our outstanding shares of common stock and preferred stock. Consequently, RVL controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions. Through its majority representation on our board of directors, RVL has a controlling influence on our strategic direction, policies and management, including the ability to appoint and remove officers. As a result, RVL may cause us to take actions that may not be aligned with the interests of other stockholders. For example, RVL may prevent, delay or accelerate any transaction involving a change in control of us or in which our stockholders might receive a premium over the prevailing market price for their shares, or may determine to pursue a transaction not involving a premium.

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

In the replacement lamp market where we sell our Array and CMG line of LED products, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE Lighting, Osram Sylvania and Royal Philips Lighting. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands, Cree, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Electronics. In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.

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

Integration of acquired businesses may be difficult to achieve and will consume significant financial and managerial resources which may adversely affect operations.

Part of our strategy to increase revenue and market share is to grow through strategic acquisitions in order to complement and expand our business. On December 20, 2012, we acquired Seesmart. On August 22, 2013, we acquired Relume and on November 15, 2013 we acquired Tri-State. These acquisitions involve risks related to the integration and management of technology, operations and personnel of separate companies. The integration of these businesses will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

We may encounter substantial difficulties, costs and delays involved in integrating the operations recently acquired, including:

•	exposure to unknown liabilities of acquired companies or its assets;

•	higher than anticipated acquisition costs and expenses;

•	potential conflicts between business cultures;

•	adverse changes in business focus perceived by third-party constituencies;

•	disruption of our ongoing business;

•	potential conflicts in distribution, marketing or other important relationships;

•	potential constraints of management resources;

•	inability to implement uniform standards, controls, procedures and policies;

•	failure to maximize our financial and strategic position by the successful incorporation of acquired technology;

•	failure to realize the potential of acquired technology, complete product development, or properly obtain or secure appropriate protection of intellectual property rights; and

•	loss of key employees and/or the diversion of management’s attention from other ongoing business concerns.

In addition, in the first quarter of 2013, we transitioned our corporate headquarters from Charlotte, North Carolina to Stamford, Connecticut. Seesmart has California and Illinois locations and Relume is headquartered in Michigan. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

We have made strategic acquisitions in the past and may do so in the future, which may adversely affect our operating results, financial condition and existing business.

We may continue to expand our business through strategic acquisitions as we have in the past. The success of any acquisition will depend on, among other things:

•	the availability of suitable candidates;

•	higher than anticipated acquisition costs and expenses;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

We may not be successful in effectively integrating acquired businesses and completing acquisitions in the future. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisitions of Seesmart, Relume and Tri-State, and in consideration of future acquisitions, goodwill and other intangible assets have been and will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified. Such charge could have a severe negative impact on our business, financial condition and results of operations. The following factors also could result in material charges that would adversely affect our results:

•	Changes to our contingent consideration subsequent to the acquisition;

•	accrual of newly identified pre-acquisition contingent liabilities, in which case the related charge could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	charges to income to eliminate certain pre-acquisition activities that duplicate those of the combined company or to reduce our cost structure.

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

We outsource a significant portion of the manufacture and assembly of our products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S. and China. These manufacturers supply finished products, components and raw materials (in some cases we procure and provide our contract manufacturers with certain components, such as LEDs) and provide necessary facilities and labor to manufacture our products. If these companies were to terminate their arrangements with us without adequate notice, or fail to provide the required capacity and quality on a timely basis, we would be unable to manufacture and ship our lighting products until replacement manufacturing services could be obtained. To qualify a new contract manufacturer, familiarize it with our products, quality standards and other requirements, and commence volume production is a costly and time-consuming process. If it became necessary to do so, we may not be able to establish alternative manufacturing relationships on acceptable terms.

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

We intend to continue to seek strategic relationships to distribute, license and sell certain products. We intend to maximize organic growth of our market. Most of our products are sold through independent distributors and sales agents. A portion of our revenue comes from sales to distributors including systems integrators, distributors and resellers. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

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

If we do not successfully expand our distribution agencies networks, we may not be able to increase sales to meet growth expectations.

Our growth depends on our ability to maintain and exploit our distribution network and our sales agencies and internal sales and service organization. Future success depends on substantially increasing the size and scope of the distribution and sales network, both domestically and internationally. We may face intense competition for personnel and we cannot guarantee that we will be able to attract, assimilate or retain additional qualified business development and sales personnel on a timely basis.

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

Some of our customers require financing in order to purchase our products. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations. Our affiliate Aston, has provided financing to some customers, but is under no obligation to continue to provide capital for future orders or other customers. Given the current economic conditions, there can be no assurance that Aston or other third party finance companies will continue to provide capital to our customers.

We have had significant customer concentration, and the loss of one of our large customers could adversely affect our business.

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

To a significant extent, our success will depend on our senior management team, including the Chief Executive Officer, Robert V. LaPenta, the President, Charles Schafer, and other members of the executive team. The loss of any of these individuals could severely harm the business. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

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

Moreover, although not legally required to do so, we strive to obtain certification for substantially all our products. In the United States, we seek, and to date have obtained, certification of substantially all of our products from Underwriters Laboratories (UL) or Intertek (ETL) and in Europe we seek to, and to date have appropriately self-certified substantially all of our products with Conformité Européenne (CE). Where appropriate in jurisdictions outside the United States and Europe, we seek to obtain other similar national or regional certifications for our products, such as Canadian Underwriters Laboratories (CUL) in Canada and Product Safety Electrical (PSE) in Japan. Although we believe that our broad knowledge and experience with electrical codes and safety standards have facilitated certification approvals, we cannot ensure that we will be able to obtain any such certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain certification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

New regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC established new annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These new requirements require us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These new requirements could affect the sourcing and availability of certain minerals used in the manufacture of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices, and there will likely be additional costs associated with complying with the new due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration
Corporate headquarters	Stamford, Connecticut	6,626	2015
Office and warehouse	Simi Valley, California	12,200	2015
Office	Palm Beach Gardens, Florida	3,011	2015
Office, distribution and light manufacturing	Maple Grove, Minnesota	13,200	2015
Office and distribution center	Greenwich, Connecticut	5,230	2015
Office and training center	Evanston, Illinois	1,500	2015
Office	Crystal Lake, Illinois	10,000	2014
Office, distribution and light manufacturing, showroom and training	Oxford, Michigan	45,000	2017

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings

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

Prior to the merger of the Company, Seesmart also received a letter from Philips expressing concern that some of the Seesmart LED products utilize patented technologies and an interest in discussing Seesmart’s LED based products and Philips’ portfolio and licensing program. After negotiations between Philips and the Company, Philips granted the Company and its affiliates, including Seesmart and Relume, an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. In February, 2014, the Company paid Philips a one-time, lump-sum royalty fee to address past sales by its subsidiaries, which has been reflected in the 2013 consolidated financial statements.

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

On August 15, 2013, pursuant to the Agreement and Plan of Merger, dated as of August 9, 2013, by and among the Company, Relume Acquisition Company, Inc., Relume Technologies, Inc., Beringea Invest Michigan, LLC as noteholder representative and the noteholders named therein (the “Relume Merger Agreement”), Relume Corporation, a wholly-owned subsidiary of Relume, filed a voluntary petition under Chapter 7 of the Bankruptcy Code. Relume was obligated to make quarterly royalty payments to Relume Corporation for the use of a patent that expires on September 23, 2016. The royalty is calculated at 5% of the net selling prices of specified products during the life of the patent. Relume was also a creditor of Relume Corporation, for unpaid loans totaling approximately $4.2 million. Revolution, Relume, Relume Corporation and third party creditors entered into a Settlement Agreement and Release of Claims whereby Revolution and Relume agreed to pay $400,000 for a full settlement and release of all existing and future claims against Revolution and Relume. On February 19, 2014, the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, entered an order authorizing the Trustee to compromise claims and approving the Settlement Agreement and Release of Claims. The settlement has been reflected in the 2013 consolidated financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “RVLT.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2013		2012
	High	Low	High	Low
First Quarter	$2.50	$0.60	$1.29	$0.76
Second Quarter	4.58	1.77	0.83	0.23
Third Quarter	5.50	2.19	1.08	0.11
Fourth Quarter	4.54	2.67	0.87	0.46

(b) The number of holders of record of our Common Stock on March 1, 2014 was 113. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On March 7, 2014, the last reported sale price of our common stock on the Nasdaq Capital Market was $3.36 per share.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future. In addition, for so long as shares of the Series B, Series C and/or Series E and Series F preferred stock are outstanding, the Company is prohibited from declaring dividends without the consent of the holders of at least a majority of the then outstanding Series B, Series C , Series E and Series F preferred stock.

(d) Equity Compensation Plan Information as of December 31, 2013

The following table provides information as of December 31, 2013 with respect to shares of our Common Stock that may be issued under our equity compensation plans.

For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 11 of our Notes to Consolidated Financial Statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans (stock options) approved by stockholders	407,020	$4.52	—
Equity compensation plans (restricted share awards) approved by stockholders	1,231,500	N/A	768,500
Equity compensation plans not approved by stockholders	—	—	—

Totals	1,638,520	N/A	768,500

Stock Performance Graph

The following information contained in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index, and the Dow Jones US Electrical Components and Equipment Index for the five-year period commencing on December 31, 2008. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Year Ended December 31,
	2008	2009	2010	2011	2012	2013
Revolution Lighting Technologies, Inc.	100.00	46.90	28.27	15.04	8.68	47.00
NASDAQ Composite Index	100.00	143.93	168.29	165.28	191.56	265.00
Dow Jones US Electrical Components & Equipment Index	100.00	159.79	203.29	180.31	218.29	298.24

Supplemental stock performance chart

The following supplemental graph compares the stock performance starting cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index, and the Dow Jones US Electrical Components and Equipment Index for the period commencing on September 12, 2012, the date when RVL, announced its initial investment in the Company to December 31, 2013. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	Period Ended December 31,
	9/12/12	12/31/12	3/28/13	6/28/13	9/30/13	12/31/13
Revolution Lighting Technologies, Inc.	100.00	484.61	1,615.44	3,077.08	1,961.67	2,638.68
NASDAQ Composite	100.00	96.92	104.85	109.16	120.94	133.97
Dow Jones US Electrical Components & Equipment Index	100.00	100.45	112.29	114.38	127.93	137.26

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data of Revolution Lighting Technologies, Inc. for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009. The selected historical consolidated financial data has been derived from Revolution Lighting Technologies Inc.’s audited consolidated financial statements for the respective periods.

The information presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
(in thousands, except per share data)	2013 (1)	2012 (2)	2011	2010 (3)	2009
Statement of Operations Data:
Revenue	$26,060	$4,481	$8,988	$5,423	$4,989
Cost of sales	16,108	4,705	7,075	4,060	3,368

Gross (loss) profit	9,952	(224)	1,913	1,363	1,621
Operating expenses:
Selling, general and administrative:
Severance and transition costs	1,152	—	—	—	—
Acquisition and other related expenses	2,389	286	—	—	—
Amortization and depreciation	3,122	353	447	452	448
Stock based compensation	809	45	301	318	389
Other selling, general and administrative	11,193	4,557	5,233	5,327	5,021
Research and development	1,809	555	834	944	551
Impairment expense	—	3,397	408	—	—

Total operating expenses	20,474	9,193	7,223	7,041	6,409

Operating loss	(10,522)	(9,417)	(5,310)	(5,678)	(4,788)

Non-operating income (expense):
Gain on debt restructuring	—	1,048	—	—	—
Debt extinguishment costs	—	—	—	(442)	—
Change in fair value of embedded derivative	(6,990)	—	—	—	—
Gain on bargain purchase of business	743	—	—	—	—
Interest expense	(52)	(210)	(127)	(247)	(461)
Other income	—	—	12	2	2

Total non-operating income (expense), net	(6,299)	838	(115)	(687)	(459)

Loss from continuing operations	$(16,821)	$(8,579)	$(5,425)	$(6,365)	$(5,247)
Accretion of preferred stock redemption value, beneficial conversion feature, and discount	(2,290)	(5,195)	—	—	(614)
Accrual of preferred stock dividends	(1,360)	(31)	—	—	(711)
Deemed dividends on issuance of promissory notes and warrants for preferred stock	—	—	—	—	(3,075)
Deemed dividend on issuance of common stock for preferred stock	—	—	—	—	(3,345)

Net loss from continuing operations attributable to common stockholders	$(20,471)	$(13,804)	$(5,425)	$(6,365)	$(12,992)

Basic and diluted loss per common share from continuing operations attributable to common stockholders	$(0.26)	$(0.63)	$(0.33)	$(0.39)	$(0.60)

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,757	$4,434	$3,015	$5,309	$15,167
Working capital, including cash	(1,342)	(1,815)	5,326	9,131	19,189
Total assets	52,262	31,277	11,948	17,020	29,553
Related party convertible promissory notes, net	—	—	2,315	2,232	2,153
Promissory notes, net	—	—	—	—	3,417
Total liabilities	15,815	10,581	3,637	3,861	8,665
Convertible redeemable preferred stock	10,966	—	—	—	—
Total stockholders’ equity	25,481	20,696	8,311	13,160	20,888

(1)	Reflects acquisition of Relume Technologies Inc. on August 22, 2013 and Tri-State DE LLC on November 15, 2013, respectively
(2)	Reflects the acquisition of Seesmart Technologies Inc. on December 20, 2012 and the investment by RVL1 LLC on September 12, 2012
(3)	Reflects the sale of the Commercial Lighting and Pool and Spa Business on October 28, 2010, which was accounted for as discontinued operations for all periods presented

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

Overview

We design, manufacture, market and sell high-performance, commercial grade smart grid control systems, commercial grade LED fixtures for outdoor and indoor applications and LED-based signage, channel-letter and contour lighting products and LED replacement lamps. We sell these products under the Seesmart, Relume, Array, CMG and Lumificient brand names. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We sell LED lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally, primarily through our network of distributors, independent sales agencies and representatives, electrical supply companies and internal sales forces.

On December 20, 2012, we acquired Seesmart, headquartered in Simi Valley, California. With the acquisition of Seesmart, we targeted the commercial segment sales channel, moving away from the big box store model we previously pursued. Seesmart is a leading LED solutions provider with a range of solutions serving the commercial lighting market. Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. We expect that the Revolution’s other businesses will also leveraging Seesmart’s distribution network.

On August 22, 2013, we acquired Relume Technologies, Inc. Relume is a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications. Relume services several outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings and outdoor advertising displays. Approximately 75% of Relume’s business is made up of outdoor lighting, with the remaining part of the business split between smart grid control systems, and LED lighting for media and signage. Relume’s patented Silver Circuitry™ process for LED thermal management offers the first seven-year LED warranty, adding value to Revolution Lighting customers by improving LED performance, lowering operating temperature and extending LED life. We believe that combining Relume’s LED lighting applications with the suite of products offered by our existing Lumificient and Seesmart brands will help drive new market penetration.

On November 15, 2013 we completed the acquisition of Tri-State a distributor of Seesmart products. Tri-State has a strong management team and a significant client base in New York, New Jersey and Connecticut.

Segment information

Our operations comprise two reportable segments for financial reporting purposes: LED replacement lamps and fixtures segment and LED signage and lighting strips segment. The LED replacement lamps and fixtures segment includes the Seesmart business (now integrated with the Array business), the LIT business, the Relume business and the Tristate business. The LED signage and lighting strips segment is comprised of the Lumificient business. Throughout this Annual Report on Form 10-K, we sometimes use “Seesmart” to refer to our LED replacement lamps and fixtures segment and “Lumificient” to refer to our LED signage and lighting strips segment.

See Note 16 of our consolidated financial statements for financial information on reportable segments included in this Annual Report on Form 10-K.

Results of operations

Revenue

Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED replacement lamps, lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased components and products from our contract manufacturers and manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory, inbound freight costs and other indirect costs of sale. We source our manufactured products based on sales expectations and customer orders.

Gross Profit

Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We sometimes use the term of direct gross margin which we define as revenue less direct material costs.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in sales, engineering, finance, and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation.

Summary of 2013 Results

For the year ended December 31, 2013, the Company reported revenues of approximately $26.1 million and a net loss of approximately $16.8 million compared to revenues of approximately $4.5 million and net loss of approximately $8.6 million for the corresponding period in 2012, which includes an impairment charge of $3.4 million and a gain on a debt restructuring of $1.1 million. The 2013 results reflect the acquisitions of Seesmart, Relume, Tri-State and Elite businesses from the date of the respective acquisitions. The Company’s reported net loss for the year ended December 31, 2013 included the following:

Transactions reflected in the year ended December 31, 2013	(in millions)
Change in fair value of embedded derivative	$(7.0)
Gain on bargain purchase of business	0.7
Severance and transition costs	(1.2)
Acquisition and related costs	(2.4)
Interest	(0.1)
Depreciation and amortization	(3.1)
Stock compensation cost	(0.8)

Total	$(13.9)

The change in fair value of the embedded derivative relates to the Series E Preferred Stock (see Note 9 to the financial statements). For the period from its issuance on February 21, 2013 to its modification on May 14, 2013, the Company recorded the changes in fair value of the embedded derivative in earnings. Following the modification, the Company ceased to record changes in fair values of the embedded derivative in earnings and reclassified the carrying amount of the embedded derivative liability to equity. The recorded changes in fair value of the derivative are principally related to the increases in the market value of the Company’s common stock.

Substantially all the 2013 revenue is from acquisitions consummated in 2012 and 2013. On a pro forma basis, after giving effect to the acquisitions as if they had been consummated on January 1, 2012, revenues for the year ended December 31, 2013 increased by approximately $13 million to $35 million or 59%.

The results for the year ended December 31, 2013 also reflect the revenue impact of the fulfillment of several large orders from a group of related customers. The timing of revenues recognized from large orders, if any, could have a material impact on the results of operations of future periods.

Revenue

	Year Ended December 31,
(in thousands)	2013	2012	2011
LED lamps and fixtures	$22,823	$792	$4,939
Lumificient	3,237	3,689	4,049

Total revenue	$26,060	$4,481	$8,988

Fiscal 2013 compared with fiscal 2012

Total revenue for the year ended December 31, 2013 increased approximately 500%, or $21.6 million, to $26.1 million as compared to approximately $4.5 million for the year ended December 31, 2012. Sales for Lumificient decreased by $0.5 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, reflecting the timing of certain orders during 2013. Revenues from LED lamps includes the impact of strong organic growth over the perspective pre-acquisition period of Seesmart (acquired in 2012), and Elite, Relume and Tri-State (acquired in 2013).

Fiscal 2012 compared with fiscal 2011

Total revenue for the year ended December 31, 2012 decreased 50% to approximately $4.5 million as compared to the year ended December 31, 2011. Sales of our LED lamps and fixtures decreased approximately $4.1 million or 84% to approximately $0.8 million for the year ended December 31, 2012 compared to approximately $4.9 million for the year ended December 31, 2011. This sales decrease reflects the launch of Array products for sale through a large home improvement retailer in 2011 which did not repeat in 2012. Sales of Lumificient products decreased approximately 9% from approximately $4.0 million for the year ended December 31, 2011 to approximately $3.7 million for the year ended December 31, 2012 as a result of lower than expected demand in the fourth quarter of 2012. Our Seesmart subsidiary, which was acquired on December 20, 2012, did not have a material impact on revenue in 2012.

Gross Profit and Cost of Goods Sold

	Year Ended December 31,
(in thousands)	2013	2012	2011
Revenue	$26,060	$4,481	$8,988
Cost of sales	16,108	4,705	7,075

Gross profit (loss)	$9,952	$(224)	$1,913

Gross margin %	38%	-5%	21%

Fiscal 2013 compared with fiscal 2012

Gross profit for the year ended December 31, 2013 was approximately $10 million, or 38% of revenue, as compared to gross loss of approximately $224,000, or a negative 5% of revenue, for the corresponding period of 2012. Gross margin increased from a negative 5% in the year ended 2012 to 38% in the year ended December 31, 2013, which includes the impact of strong organic revenue growth over the perspective pre-acquisition of Seesmart (acquired in 2012) and Elite, Relume and Tri-State (acquired in 2013). In addition, during the year ended December 31, 2012, sales of Array products generated negative gross margins as we began liquidating surplus and discontinued inventory.

Fiscal 2012 compared with fiscal 2011

Gross profit for the year ended December 31, 2012 was approximately a negative $224,000 compared to gross profit of approximately $1.9 million for the year ended December 31, 2011. Gross margins decreased from approximately 21% of sales in 2011 to approximately a negative 5% of sales in 2012. Our Seesmart subsidiary, which was acquired on December 20, 2012, did not have a material impact on gross profit in 2012.

Direct gross margin, which is revenue less material cost, decreased from 41% for the year ended December 31, 2011 to 40% for the same period of 2012. Other costs of sale, which include some light assembly costs, increased to approximately $2.0 million, for the year ended December 31, 2012, as compared to approximately $1.8 million for the year ended December 31, 2011. The increase of approximately $227,000 in other costs of sales for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects an approximate $676,000 increase in our inventory provisions primarily for excess Array products. Offsetting this increase, we incurred $237,000 lower freight costs and $147,000 lower depreciation expense in 2012 compared to 2011.

Operating Expenses

	Year Ended December 31,
(in thousands)	2013	2012	2011
Operating expenses:
Selling, general and administrative
Severance and transition costs	$1,152	$—	$—
Acquisition and related expenses	2,389	286	—
Amortization and depreciation	3,122	353	447
Stock based compensation	809	45	301
Other selling, general and administrative	11,193	4,557	5,234
Research and development	1,809	555	834
Impairment expense	—	3,397	407

Total operating expenses	$20,474	$9,193	$7,223

Fiscal 2013 compared with fiscal 2012

SG&A expenses were approximately $18.7 million for the year ended December 31, 2013 as compared to approximately $5.2 million for the same period in 2012, an increase of approximately $13.5 million, or 260%. The year ended December 31, 2013 includes severance and transition expense of approximately $1.2 million relating to the transition of our corporate office to Stamford, Connecticut. In addition, we incurred approximately $2.4 million of expenses relating to our acquisitions of Seesmart, Relume, Elite and Tri-State. We incurred non-cash amortization, depreciation and stock based compensation expenses of $3.9 million for the year ended December 31, 2013, an increase of approximately $3.5 million from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart, Relume, Elite and Tri-State. Other SG&A increased approximately $6.6 million, or 146%, primarily as a result of the acquisitions of Seesmart, Relume, Elite and Tri-State.

As a result of the acquisitions of Seesmart and Relume, research and development costs increased approximately $1.3 million, or 226%, to approximately $1.8 million during the year ended December 31, 2013, compared to the same period in 2012.

Fiscal 2012 compared with fiscal 2011

Selling, general and administrative (“SG&A”) expenses were approximately $5.2 million for the year ended December 31, 2012 as compared to approximately $6.0 million for the same period in 2011, a decrease of approximately $740,000, or 12%. Our Seesmart subsidiary, which was acquired on December 20, 2012, did not have a material impact on SG&A. The decrease in SG&A primarily reflects a reduction of approximately $659,000 in salaries, contract sales personnel and other payroll-related costs for the year ended December 31, 2012 as compared to the same period in 2011. In addition, stock compensation expense decreased by approximately $256,000 in 2012 compared to 2011.

Research and development costs were approximately $555,000 for the year ended December 31, 2012 as compared to approximately $834,000 for the year ended December 31, 2011. This decrease of approximately $279,000 was primarily due to lower corporate payroll expenses of approximately $208,000 and lower project-related costs of approximately $67,000 in 2012 as compared to 2011.

For the year ended December 31, 2012, we recorded an impairment charge for our former Array division of approximately $3,378,000 and an impairment charge for our corporate trademarks of approximately $19,000. These charges include approximately $1,989,000 for goodwill impairment, approximately $1,015,000 for impairment of other intangible assets and approximately $393,000 for impairment of property and equipment. For the year ended December 31, 2011 we recorded a goodwill impairment charge of approximately $407,000 as a result of lowering the projected revenue growth and cash flows for Lumificient compared to previous projections.

Other Income and Expense

	Year Ended December 31,
(in thousands)	2013	2012	2011
Gain on debt restructuring	—	1,048	—
Change in fair value of embedded derivative	(6,990)	—	—
Gain on purchase of business	743	—	—
Interest expense	(52)	(210)	(127)
Other income	—	—	12

Total other expense, net	$6,299	$838	$(115)

In connection with the acquisition of the Elite business during the year ended December 31, 2013, we recognized a bargain purchase gain of approximately $743,000.

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

Income Tax

No income tax benefit was recorded for the years ended December 31, 2013, 2012 and 2011 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net loss	$(16,821)	$(8,578)	$(5,469)
Net loss attributable to common stockholders	(20,471)	(13,804)	(5,469)
Basic and diluted loss per common share applicable to common stockholders	$(0.26)	$(0.63)	$(0.33)

Net loss attributable to common stockholders for the year ended December 31, 2013 includes the effects of the accretion to redemption value of the Series E and F Preferred Stock and accrual of preferred stock dividends. The net loss applicable to common stockholders for 2012 reflects the impact of the beneficial conversion feature of the Series B Preferred Stock of $5.2 million.

Net loss includes income from discontinued operations related to the Legacy Commercial and Pool Lighting Businesses of approximately $1,000 in 2012 compared to a loss from discontinued operations of $44,000 in 2011.

Weighted average share outstanding were 77.3 million, 22.1 million and 16.4 million for the three years ended on December 31, 2013.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

Liquidity and capital resources

At December 31, 2013, the Company had cash on hand of $1.8 million compared to $4.4 million at December 31, 2012. In the last three fiscal years the Company has negative cash flow from operations of $8.1 million, $5.1 million and $3.4 million. The 2013 cash flows include cash paid for acquisition related costs and transition and severance transition costs of approximately $3.5 million. During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL for cash of approximately $10 million and common stock to unaffiliated investors for an additional approximately $5 million in cash which were used to pay for a portion of the purchase price of Relume, Tri-State and Elite and for working capital purposes. Also during 2013, we entered into a financing facility pursuant to which we can borrow up to $1.5 million. At December 31 the balance outstanding under the facility was $0.9 million. During 2012, we issued convertible preferred stock to RVL for net cash proceeds aggregating approximately $15.1 million, which were used to fund the cash portion of the purchase price of Seesmart, to repay pre-existing debt and other liabilities and for working capital.

At December 31, 2013 the Company had negative working capital of $3.1 million, excluding cash and cash equivalents of $1.8 million compared to negative working capital at December 31, 2012 of $6.2 million, excluding cash and cash equivalents of $4.4 million. The improvement reflects the payment of obligations arising from the Seesmart acquisition which were funded from the proceeds of the issuance of common and preferred stock.

While the Company generated negative cash flows from operations in 2013 as it integrated Seesmart, Relume, Elite and Tri-State, invested in the growth of the Company and implemented its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the foreseeable future. Subsequent to December 31, 2013 we entered into another receivable financing arrangement pursuant to which we can borrow up to $0.5 million, and we entered into an arrangement with Aston pursuant to which we borrowed $3.5 million.

Although we have realized revenues of approximately $26.1 million during the year ended December 31, 2013, we face challenges in order to achieve profitability, and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

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

Cash Flows

(in thousands)	2013	2012	2011
Operating activities	$(8,146)	$(5,130)	$(3,369)
Investing activities	(10,570)	(7,686)	755
Financing activities	16,039	14,235	320

Total	$(2,677)	$1,419	$(2,294)

Fiscal 2013 compared with fiscal 2012

Net cash used in operating activities for the year ended December 31, 2013 increased approximately $ 3.0 million, to approximately $8.1 million for the year ended December 31, 2013, as compared to approximately $5.1 million for the year ended December 31, 2012. Approximately $5.0 million of the cash flows used for operations in the year ended December 31, 2013 were used in the first quarter of 2013. The net loss, adjusted for non-cash items was approximately $6.6 million in 2013 compared to approximately $5.5 million in 2012. The timing of collections and payments and the changes in assets and liabilities adversely impacted cash flow by $1.6 million in 2013 compared to a positive impact of $ 0.4 million in 2012.

Net cash used in investing activities increased by approximately $2.9 million for the year ended December 31, 2013 as compared to the same period in 2012. The increase in cash used in investing activities is primarily the result of approximately $10.4 million of cash used for acquisitions in the year ended December 31, 2013 compared to corresponding amounts of $7.6 million in 2012. Cash used for the purchase of property and equipment increased by approximately $0.1 million for the year ended December 31, 2013, as compared to 2012.

Net cash provided by financing activities increased by approximately $1.8 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase is primarily the result of the issuance of $15.0 million in equity securities during the year ended December 31, 2013 to fund our acquisitions and working capital, of which $10 million was provided by RVL. We also borrowed $0.9 million under an accounts receivable financing arrangement pursuant to which we can borrow up to $1.5 million.

Fiscal 2012 compared with fiscal 2011

Net cash used in operations increased approximately $1.8 million to approximately $5.1 million for the year ended December 31, 2012, compared to approximately $3.4 million in 2011. The increase in net cash used in operating activities over the comparable period of 2011 is due to an increase of approximately $1.7 million in net loss adjusted for non-cash items for the year ended December 31, 2012, as compared to the same period in 2011. Changes in operating assets and liabilities and the timing of collections and payments positively impacted cash flow by $0.4 million in 2012 compared to $0.4 million in 2011.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $7.7 million as compared to net cash provided by investing activities of approximately $0.8 million, in the comparable period of 2011. This increase in cash used in investing activities reflects cash of $7.6 million used for the acquisition of Seesmart.

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $14.2 million as compared to net cash provided in financing activities of approximately $0.3 million for the comparable period of 2011. This increase in cash provided by financing activities of approximately $13.9 million as compared to 2011 is mostly attributable to the our issuance of Series B convertible preferred stock and our issuance of Series C convertible preferred stock. We used approximately $0.9 million of the Series B preferred stock proceeds to restructure and extinguish the principal outstanding on the promissory notes we issued in December 2009.

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

Revenue recognition—We recognize revenue for our products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

Revenues from merchandise shipped to a logistics supplier for Seesmart, who had the contractual right to return merchandise in inventory, was recognized when the merchandise was delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue are recorded as customer deposits. During the first quarter of 2013, this arrangement was terminated.

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

Sales taxes billed to customers are recorded on a gross basis as revenues. From time to time, we enter into multiple element arrangements to provide products and installation services. Revenues are allocated to each element based on our best estimate of the selling prices of each element.

Accounts Receivable and Bad Debts—Our strategy for managing doubtful accounts includes centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns. We believe that our allowance for doubtful accounts and reserve for product returns were adequate at December 31, 2013 and 2012.

Inventory Provisions—Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and expected to be sold within one year of purchase. We believe that our provision for inventory obsolescence is adequate at December 31, 2013 and 2012.

Warranties and product liability—Our products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for estimated costs associated with potential warranty expenses on previous sales. The estimate is based on historical experience. If future experience proves to be different from historical experience, we may need to increase or decrease the reserve.

Stock-based Compensation—We account for stock-based compensation under the provisions of FASB ASC 718 “Compensation-Stock Compensation”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period, which is typically the vesting period. Determining the fair value of share-based option awards at the grant date requires judgment, including estimating volatility and expected lives. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from our estimates, our results of operations could be materially impacted.

Purchase Price Allocation—Valuations of acquired businesses require us to make significant estimates, which are derived from information obtained from the management of the acquired businesses, our business plans for the acquired businesses or intellectual property and other sources. Critical assumptions and estimates used in the initial valuation of goodwill and other intangible assets include, but are not limited to:

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

Goodwill and Intangible Assets—We record goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Step one compares the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, future market conditions, cash flows and discount rates, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved or changes in strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods.

Income Taxes—We have recorded net deferred tax assets of approximately $6,459,000 at December 31, 2013, including the tax benefits of net operating loss carryfowards aggregating approximately $9,316,000. Management evaluated the adequacy of the valuation allowance at December 31, 2013 in light of the historical results of operations and concluded that full valuation allowance for net deferred tax assets was required. Management evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. At December 31, 2013, we have U.S. Federal net operating carryforwards of approximately $22,505,000, which may be used to reduce future taxable income.

Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2013 and 2012, including the issuance of common and preferred stock by the Company and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related transactions involving acquired companies and their predecessors. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and determined that net operating loss carryforwards of by approximately $35,111,000 would not be realized within the carryforward periods and, accordingly, reduced the related deferred tax assets and the valuation allowance. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2013:

	Payments due by period
(in thousands)	2014	2015 - 2016	2017 - 2018
Operating lease obligations	$681	$493	$276
Purchase price obligations	1,927	872	—
Debt	860	—	—

Total	$3,468	$1,365	$276

Purchase Price Obligations

On December 20, 2012, Revolution purchased all the shares of Seesmart Technologies, Inc. for consideration in cash and stock. Under the merger agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s stockholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s stockholders, not all of the consideration was distributed at closing. As of December 31, 2013 all the merger consideration has been distributed except for unfunded escrow amounts.

In connection with the acquisition of Tri-State the Company is required to make a payment of $1.5 million on May 15, 2014 together with interest at 5%. In addition the Company is obligated to issue additional shares if Tri-State achieves certain financial goals. The Company has recorded a liability in its financial statements for the payment obligation and the contingent consideration obligation.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We generally do not enter into any long-term purchase commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for information related to new accounting pronouncements that impact the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

QUARTERLY RESULTS OF OPERATIONS (Unaudited):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2013:
Revenues	$6,311	$7,357	$5,313	$7,078
Gross profit	2,661	3,585	1,364	2,342
Net loss	(5,318)	(5,135)	(3,080)	(3,288)
Net loss attributable to common stockholders	(7,766)	(5,457)	(3,545)	(3,703)
Basic and diluted loss per common share attributable to common stockholders	$(0.11)	$(0.07)	$(0.04)	$(0.05)

Fiscal year ended December 31, 2012:
Revenues	$1,148	$1,053	$1,251	$1,029
Gross (loss) profit	(39)	(654)	315	154
Net loss	(1,771)	(5,728)	259	(1,338)
Net loss attributable to common stockholders	(1,771)	(5,728)	(4,936)	(1,368)
Basic and diluted loss per common share attributable to common stockholders	$(0.11)	$(0.35)	$(0.30)	$(0.04)

Item 7A.	Quantitative and Qualitative Disclosures About Financial and Market Risk

The Company is exposed to interest rate risk in connection with its receivable financial facility pursuant to which it may borrow up to $1.5 million.

The Company sells its products principally in the United States of America in US dollars and thus is not exposed to foreign currency risk.

The Company sources components from its providers from manufacturers in Asia in US dollars and is thus not exposed to foreign exchange risk directly,

Item 8.	Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and financial statements are filed as part of this Annual Report on Form 10-K. The following information appears in this Annual Report on Form 10-K beginning on page 43:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2013.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control systems of Relume Technologies, Inc. and Tri-State DE LLC, wholly owned subsidiaries acquired on August 22, 2013 and November 15, 2013, respectively, would be excluded from its internal control assessment, as permitted by guidance issued by the Securities and Exchange Commission. Accordingly, as of and for the year ended December 31, 2013, internal control systems underlying to approximately 24% of consolidated revenues and 14% of consolidated assets have been excluded from management’s evaluation of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their attestation report, which is included below in Item 9A in this Annual Report.

c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below. On December 20, 2012, the Company completed the acquisition of Seesmart Technologies, Inc., a company not required to file reports with the Securities and Exchange Commission. At the date of the acquisition, Seesmart had not prepared audited financial statements for 2010 and 2011 or interim financial statements for the nine months ended September 30, 2012. Company management recognized that the internal controls over financial reporting as they related to separate financial statements of Seesmart were inadequate. Accordingly, subsequent to the acquisition, management immediately implemented an action plan by assessing the Company’s and Seesmart’s financial accounting resources, hiring an experienced CFO for the Company, engaging an accounting expert, and adding outside resources to assist internal resources from the Company and Seesmart. In addition, the Company hired a controller for Seesmart who assumed his responsibilities on April 8, 2013 and hired additional accounting resources. Finally, as part of its 2013 evaluation of internal controls over financial reporting, the Company engaged outside consultants to assist with an assessment of internal controls, develop a remediation plan to address deficiencies including material weaknesses, implement the plan and test internal controls. These actions and related internal control processes were implemented during 2013 fiscal year and completed and tested in the fourth quarter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited Revolution Lighting Technologies, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Relume Technologies, Inc. and Tri-State DE LLC from its assessment of internal control over financial reporting as of December 31, 2013, because they were acquired by the Company in purchase business combinations in the second half of 2013. We have also excluded Relume Technologies, Inc. and Tri-State DE LLC from our audit of internal control over financial reporting. Relume Technologies, Inc. and Tri-State DE LLC are wholly owned subsidiaries whose revenues and total assets (excluding goodwill and identifiable intangible assets of 34%) represent approximately 24% and 14%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Revolution Lighting Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ McGladrey LLP

Stamford, Connecticut

March 13, 2014

Item 9B.	Other Information

On March 10, 2014, the Company executed a promissory note payable to Aston Capital, LLC in the aggregate principal amount of $3.5 million. The promissory note accrues interest at the rate of nine percent per annum and was executed to evidence amounts previously advanced to the Company in February, 2014. All principal and interest under the promissory note is due and payable on April 1, 2015. Robert V. LaPenta, the Chairman and Chief Executive Officer of Aston, is the Chairman and Chief Executive Officer of the Company. The foregoing description of the promissory note is not complete and is qualified in its entirety by reference to the full and complete terms of the promissory note, which is attached to this Form 10-K as Exhibit 10.15.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy or information statement relating to our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2012, by and among Revolution Lighting Technologies, Inc., Seesmart Acquisition Company, Inc., Seesmart Merger Company, LLC, Seesmart Technologies, Inc. and Ken Ames as the Stockholder Representative (incorporated by reference to our Current Report on Form 8-K filed December 6, 2012)

2.2	Agreement and Plan of Merger, dated as of August 9, 2013, by and among Revolution Lighting Technologies, Inc., Relume Acquisition Company, Inc., Relume Technologies, Inc. Beringea Invest Michigan LLC, as noteholder representative and the Noteholders named therein (incorporated by reference to our Current Report on Form 8-K filed August 5, 2013)

2.3	Agreement and Plan of Merger by and among Revolution Lighting Technologies, Inc., Value Merger Sub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC, and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed March 10, 2014)

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2013)

4.1	Certificate of Designations, Preferences and Rights of Series B Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)

4.2	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2012)

4.3	Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2012)

4.4	Certificate of Designations, Preferences and Rights of Series E Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2013)

4.5	Certificate of Elimination of the Series E Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2013)

4.6	Certificate of Designations, Preferences and Rights of Series E Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2013)

4.7	Certificate of Designations, Preferences and Rights of Series F Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 27, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)

10.2	2003 Stock Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed April 16, 2004)

10.3	Form of Warrant Agreement between Revolution Lighting Technologies, Inc. and Brett M. Kingstone (incorporated by reference to our Definitive Proxy Statement filed November 3, 2005)

Exhibit Number	Description

10.4	Management Services Agreement, dated as of April 16, 2013, by and between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2013)

10.5	Investment Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.6	Termination and Exchange Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and each holder of the Convertible Promissory Notes dated December 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.7	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 26, 2012)

10.8	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by reference to our Quarterly Report on
Form 10-Q filed November 14, 2012)

10.9	Separation and General Release Agreement, dated as of January 25, 2013, by and between Revolution Lighting Technologies, Inc. and Michael A. Bauer (incorporated by reference to our Current Report on Form 8-K filed
January 30, 2013)

10.10	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.11	Transition, Separation and General Release Agreement, dated as of February 16, 2013, by and between Revolution Lighting Technologies, Inc. and Gary R. Langford (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.12	Investment Agreement, dated as of March 8, 2013, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by reference to our Current Report on Form 8-K filed March 14, 2013)

10.13	Form of Restricted Share Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed May 15, 2013)

10.14	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Definitive Information Statement filed on April 22, 2013)

10.15	Promissory Note, dated as of February 25, 2014 between the Company and Aston Capital, LLC*

14.1	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21.1	Subsidiaries of Revolution Lighting Technologies, Inc. *

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit Number	Description

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2012, filed on April 16, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

REVOLUTION LIGHTING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolution Lighting Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Stamford, Connecticut

March 13, 2014

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except per share data)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,757	$4,434
Trade accounts receivable, less allowance for doubtful accounts of $210 and $57	4,353	1,307
Inventories	5,423	2,576
Other assets	743	391

Total current assets	12,276	8,708
Property and equipment:
Machinery and equipment	751	272
Furniture and fixtures	204	126
Computers and software	239	173
Construction in process	63	—
Leasehold improvements	51	130

	1,308	701
Accumulated depreciation and amortization	(551)	(381)

Net property and equipment	757	320
Goodwill	21,069	10,166
Intangible assets, less accumulated amortization of $3,732 and $873	17,869	12,053
Other assets, net	291	30

	$52,262	$31,277

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,109	$2,631
Accrued liabilities	2,553	867
Accrued compensation and benefits	1,077	219
Related party payable	—	8
Deferred revenue	960	30
Customer deposits	132	1,398
Other current liabilities	860	—
Purchase price obligations—current	1,927	1,949
Seesmart notes payable obligations	—	3,421

Total current liabilities	13,618	10,523
Purchase price obligation—noncurrent	960
Deferred revenue—noncurrent	130	58
Dividends payable	1,044	—
Other liabilities	63	—

Total liabilities	15,815	10,581
Commitments and contingencies
Temporary Equity:
Series E Redeemable convertible preferred stock $.001 par value, aggregate liquidation preference, $5,738, 10 shares authorized, 5 issued and outstanding	5,738	—
Series F Redeemable convertible preferred stock, $001 par value, aggregate liquidation preference, $5,228, 10 shares authorized, 5 issued and outstanding	5,228	—
Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,031; 25 shares authorized, 10 issued and outstanding	9,936	9,936
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $0.02; 0.153 shares authorized, issued and outstanding at December 31, 2013 and 2012	—	—
Series D convertible preferred stock, $.001 par value, aggregate liquidation preference of $1,118; 13 shares authorized, 11 issued and outstanding at December 31, 2012; none at December 31, 2013	—	944
Common stock, $.001 par value, 150,000 and 120,000 shares authorized, 82,095 and 70,213 issued and outstanding at December 31, 2013 and 2012, respectively	82	70
Additional paid-in capital	82,574	60,036
Accumulated deficit	(67,111)	(50,290)

Total stockholders’ equity	25,481	20,696

	$52.262	$31,277

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Year Ended December 31,
	2013	2012	2011
Revenues	$26,060	$4,481	$8,988
Cost of sales	16,108	4,705	7,075

Gross profit (loss)	9,952	(224)	1,913
Operating expenses:
Selling, general and administrative:
Severance and transition costs	1,152	—	—
Acquisition and other related expenses	2,389	286	—
Amortization and depreciation	3,122	353	447
Stock based compensation	809	45	301
Other selling, general and administrative	11,193	4,557	5,234
Research and development	1,809	555	834
Impairment expense	—	3,397	407

Total operating expenses	20,474	9,193	7,223

Operating loss	(10,522)	(9,417)	(5,310)

Other income (expense):
Gain on debt restructuring	—	1,048	—
Change in fair value of embedded derivative	(6,990)	—	—
Gain on bargain purchase of business	743	—	—
Interest expense	(52)	(210)	(127)
Other income	—	—	12

Total other income (expense), net	(6,299)	838	(115)

Loss from continuing operations	(16,821)	(8,579)	(5,425)
Discontinued operations:
Income (loss) from discontinued operations	—	1	(44)

Net loss	(16,821)	(8,578)	(5,469)
Accretion of preferred stock, to redemption value, beneficial conversion feature and discount	(2,290)	(5,195)	—
Accrual of preferred stock dividends	(1,360)	(31)	—

Net loss attributable to common stockholders	$(20,471)	$(13,804)	$(5,469)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.26)	$(0.63)	$(0.33)

Net loss attributable to common stockholders	$(0.26)	$(0.63)	$(0.33)

Basic and diluted weighted average shares outstanding	77,317	22,065	16,406

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2013; 2012 and 2011

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Balance, January 1, 2011	—	$—	16,245	$16	$49,387	$(36,243)	$13,160	$—
Exercise of warrants	—	—	207	—	319	—	319	—
Stock-based compensation	—	—	—	—	301	—	301	—
Net loss	—	—	—	—	—	(5,469)	(5,469)	—

Balance, December 31, 2011	—	—	16,452	16	50,007	(41,712)	8,311	—
Stock-based compensation	—	—	—	—	45	—	45	—
Issuance of Series B convertible preferred stock, net of issuance costs	600	—	—	—	5,195	—	5,195	—
Accretion of Series B preferred stock beneficial conversion feature	—	5,195	—	—	(5,195)	—	—	—
Conversion of Series B convertible preferred stock to common stock	(600)	(5,195)	46,154	46	5,149	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs	10	9,936	—	—	—	—	9,936	—
Accrual of dividends on Series C convertible preferred stock	—	—	—	—	(31)	—	(31)	—
Issuance of Series D convertible preferred stock, net of issuance costs	11	944	—	—	—	—	944	—
Issuance of common stock for convertible promissory notes, net of issuance costs	—	—	1,000	1	587	—	588	—
Issuance of common stock for Seesmart acquisition	—	—	6,607	7	4,288	—	4,295	—
Fees associated with issuances of common stock	—	—	—	—	(9)	—	(9)	—
Net loss	—	—	—	—	—	(8,578)	(8,578)	—

Balance, December 31, 2012	21	10,880	70,213	70	60,036	(50,290)	20,696	—
Exercise of stock options	—	—	108	—	265	—	265	—
Stock-based compensation for employees	—	—	191	—	302	—	302	—
Stock-based compensation for non-employees	—	—	—	—	507	—	507	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,999
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,968
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,360)	—	(1,360)	346
Embedded Conversion Liability	—	—	—	—	8,626	—	8,626	(1,637)
Issuance of Series D convertible preferred stock	1	62	—	—	—	—	62	—
Conversion of preferred stock to common stock	(12)	(1,006)	1,712	1	1,005	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,290)	—	(2,290)	2,290
Issuance of common stock for cash, net of issuance costs	—	—	4,348	5	5,064	—	5,069	—
Issuance of restricted common stock for services	—	—	1,084	1	(1)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,993	2	1,293	—	1,295	—
Issuance of common stock for acquisition – Relume	—	—	2,174	2	7,303	—	7,305	—
Issuance of common stock for acquisition – Tri-State	—	—	272	1	834	—	835	—
Fees associated with issuances of common stock	—	—	—	—	(119)	—	(119)	—
Common stock to be issued	—	—	—	—	1,109	—	1,109	—
Net loss	—	—	—	—	—	(16,821)	(16,821)	—

Balance, December 31, 2013	10	$9,936	82,095	$82	$82,574	$(67,111)	$25,481	$10,966

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(16,821)	$(8,578)	$(5,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263	228	466
Amortization of intangible assets	2,859	266	288
Amortization of debt discount and debt issuance costs	—	69	89
Amortization of deferred rent	—	(26)	(80)
Gain on bargain purchase of business	(743)	—	—
Loss on sale of businesses	—	—	52
Impairment charges	—	3,397	407
Gain on debt restructuring	—	(1,048)	—
Interest expense forgiven on debt restructuring	—	141	—
Loss on disposal of property and equipment	—	6	3
Stock-based compensation	809	45	301
Change in fair value of embedded derivative and contingent consideration	7,078	—	—
Loss due to closure of contract manufacturer	—	—	111
Changes in operating assets and liabilities, net of the effect of the acquisitions (Note 2):
(Increase) decrease in trade accounts receivable, net	(1,727)	306	81
(Increase) decrease in inventories	(697)	1,753	526
(Increase) decrease in other assets	(385)	(170)	62
Increase (decrease) in accounts payable, accrued liabilities and related party payable	1,172	(1,364)	(199)
Increase (decrease) in accrued compensation and benefits	381	(69)	(7)
Decrease in customer deposits	(1,338)	(69)	—
Increase (decrease) in deferred revenue	1,003	(17)	—

Total adjustments	8,675	3,448	2,100

Net cash used in operating activities	(8,146)	(5,130)	(3,369)

Cash Flows from Investing Activities:
Acquisition of Relume, net of cash acquired	(4,249)	—	—
Acquisition of Seesmart, net of cash acquired	(3,852)	(7,591)	—
Acquisition of Elite	(500)	—	—
Acquisition of Tri-Sate	(1,836)	—	—
Patents, trademarks and other intangible assets costs	—	(83)	(139)
Purchase of property and equipment	(136)	(20)	(224)
Proceeds from sale of property and equipment	3	8	7
Proceeds from sale of businesses, net of transaction costs	—	—	1,111

Net cash (used in) provided by investing activities	(10,570)	(7,686)	755

Cash Flows from Financing Activities:
Payment to extinguish convertible promissory notes	—	(880)	—
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	5,195	—
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	9,936	—
Issuance costs relating to the Series D convertible preferred stock	—	(6)	—
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	4,968	—	—
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	4,999	—	—
Costs related to issuance of common stock	(119)	(10)	—
Proceeds from issuance of common stock	5,069	—	—
Proceeds from short-term borrowings	860	—	—
Net proceeds from exercise of employee stock options and warrants	265	—	320

Net cash provided by financing activities	16,039	14,235	320

Net increase (decrease) in cash and cash equivalents	(2,677)	1,419	(2,294)
Cash and cash equivalents, beginning of period	4,434	3,015	5,309

Cash and cash equivalents, end of period	$1,757	$4,434	$3,015

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$21	$—	$24
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	$9,435	$4,295	$—
Issuance of Series D preferred stock for acquisition	62	950	—
Conversion of Series D preferred stock	1,006	—	—
Issuance of common stock for convertible promissory notes	—	588	—
Accrual of dividends on preferred stock	1,360	—	—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business—Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries(“Revolution” or the “ Company”) design, manufacture, market and sell high-performance, commercial grade, light emitting diodes (“LED”) replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products. The Company sells these products under the Seesmart, Array, CMG, Lumificient and Relume brand names. The Company generates revenue by selling LED lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. The Company markets and distributes its products globally through networks of distributors, independent sales agencies and representatives, and electrical supply companies. Prior to 2013, the Company marketed and sold LED products through its Array Lighting division and through its subsidiary, Lumificient. In the first quarter of 2013, the Company consolidated its Array Lighting division into Seesmart.

On December 20, 2012, the Company completed the acquisition of Seesmart Technologies, Inc. (“Seesmart”). Seesmart is headquartered in Simi Valley, California.

On March 8, 2013, Lighting Integration Technologies, LLC (“LIT”), a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. (“Elite”). LIT is headquartered in Palm Beach Gardens, Florida.

On August 22, 2013 the Company purchased all the equity interests of Relume Technologies, Inc. (“Relume”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013. Relume is headquartered in Oxford Township, Michigan.

On November 15, 2013 the Company completed the acquisition of Tri-State DE LLC (“Tri-State”), a distributor of Seesmart products. Tri-State is headquartered in Greenwich, Connecticut.

The Company’s operations comprise two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures reportable segment includes the Seesmart business, including the Array business, as well as the Relume, LIT and Tri-State businesses. The LED signage and lighting strips reportable segment is comprised of the Lumificient business. Throughout this report, we sometimes use “Seesmart” to refer to the Company’s LED replacement lamps and fixtures segment and “Lumificient” to refer to the Company’s LED signage and lighting strips segment.

On October 28, 2010, the Company sold substantially all of the assets of its legacy commercial/architectural lighting and pool and spa lighting businesses (the “Legacy Commercial and Pool Lighting Businesses”). The Legacy Commercial and Pool Lighting Businesses consisted of the manufacturing, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding the Array business and the business of Lumificient. The results of operations of the Legacy Commercial and Pool Lighting Businesses have been reflected as discontinued operations for all periods presented.

Liquidity—At December 31, 2013, the Company has cash on hand of approximately $1.8 million. In the last three fiscal years the Company has used cash for operations of approximately $8.1 million, $5.1 million and $3.4 million. The 2013 cash flows include approximately $3.5 million cash paid for acquisition related costs and severance and transition costs. During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL for cash of approximately $10 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. At December 31, 2013 the Company had negative working capital of approximately $3.1 million, excluding cash and cash equivalents of $1.8 million, compared to negative working capital at December 31, 2012 of approximately $6.2 million, excluding cash and cash equivalents of approximately $4.4 million. The improvement reflects the payment of obligations arising from the Seesmart acquisition, which was funded from the proceeds of the issuance of common and preferred stock.

While the Company used cash for operations in 2013 as it integrated Seesmart, Relume, LIT and Tri-State, invested in the growth of the Company and implemented its growth strategy, the Company believes it has adequate resources to meet its cash requirements in the foreseeable future. Subsequent to December 31, 2013, the Company entered into another receivable financing arrangement pursuant to which the Company can borrow up to $0.5 million and an arrangement with Aston Capital, LLC (affiliate of the Company’s Chairman and controlling shareholder) pursuant to which the Company borrowed $3.5 million.

Although the Company has realized revenues of approximately $26.1 million during the year ended December 31, 2013, the Company faces significant challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support from our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

In addition, to accelerate the growth of our operations in response to new market opportunities or to acquire other technologies or businesses, we may need to raise additional capital. Additional capital may come from several sources, including the incurrence of indebtedness or the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share, and adversely affect the prevailing market price for our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, or at all, we may be unable to expand our business or pursue an acquisition and our business, results of operations and financial condition may be materially adversely affected

Principles of consolidation—The consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries, Lumificient, Seesmart, Relume, LIT and Tri-State. Significant inter-company accounts and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, warranty obligations, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

Revenue recognition—The Company recognizes revenue for its products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue.

Revenues from merchandise shipped to a logistics supplier for Seesmart, who had the contractual right to return merchandise in inventory, were recognized when the merchandise was delivered by the logistics supplier to the end user. Payments received from the logistics supplier prior to recognizing the related revenue were recorded as customer deposits. During March 2013, the Company terminated the relationship with the logistics supplier. All inventories were returned to Seesmart in March 2013 for approximately $789,000.

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

The Company has elected to record sales tax revenue on a gross basis (included in revenues and costs). For the year ended December 31, 2013, revenues from sales taxes were approximately $547,000. Prior to 2013, sales taxes were immaterial.

Warranties and product liability—The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the years ended December 31, 2013, 2012 and 2011 are as follows:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Warranty liability at January 1,	$346	$43	$47
Warranty liability assumed in acquisitions	101	303	—
Provisions for current year sales	348	6	16
Current year claims	(198)	(6)	(20)

Warranty liability at December 31,	$597	$346	$43

Fair value measurements—The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $107,000 and $3,693,000 at December 31, 2013 and 2012, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The fair value of assets and liabilities accrued in business combinations and reporting units and long lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy (Notes 6 and 7).

The Company used Level 1 and Level 2 inputs to estimate the fair value of the embedded derivative related to the Series E preferred stock. The Company used Level 2 inputs to value the Series D convertible preferred stock taking into account a lack of marketability discount, as well as the market value of the common shares in which the preferred stock can be converted on the issuance date. Such inputs are also utilized to value contingent consideration related to acquisitions.

Derivative financial instruments—The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock and convertible promissory note instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the periods indicated.

(in thousands)
	2013	2012	2011
Allowance for doubtful accounts at January 1,	$57	$53	$36
Additions	170	17	19
Write-offs	(17)	(13)	(2)

Allowance for doubtful accounts at December 31,	$210	$57	$53

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Property and equipment—Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated useful lives
Machinery and equipment	3-7 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Motor vehicles	5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Intangible assets and goodwill—Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year for Seesmart, Relume and Tri-State and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Long-lived assets—The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

Deferred rent—The Company accounts for certain operating leases containing predetermined fixed increases of the base rental rate during the lease term as rental expense on a straight-line basis over the lease term. The Company has reported the difference between the amounts charged to operations and amounts payable under the leases as a liability in the accompanying consolidated balance sheets.

Shipping and handling costs—Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development—Research and development costs to develop new products are charged to expense as incurred.

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were $339,000, $171,000 and $205,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company has provided a full valuation allowance related to income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”). The NOLs are subject to limitations under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has analyzed the limitations and their impact and has recognized deferred tax assets for those NOLs that are not subject to limitations. The Company has recognized a full valuation allowance related to its net deferred tax assets, and the adjustments to the deferred tax assets related to the NOLs were offset by a corresponding adjustment to the valuation allowance.

No provision for income taxes has been recorded for the years ended December 31, 2013, 2012 and 2011 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

Stock-based compensation—The Company recognizes the cost of employee or director services received in exchange for an award of equity instruments in the financial statements, which is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group. No options were granted during the year ended December 31, 2013. For the years ended December 31, 2012 and 2011, the Company computed expense for each group utilizing the following assumptions:

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

Loss per share—Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At December 31, 2013, 2012 and 2011, the Company had 20,232,230, 17,314,926 and 4,071,661 common shares, respectively, which may be issued, primarily pursuant to convertible securities, and were not included in the computation of loss per share at December 31, 2013, 2012 and 2011 because the effect would have been anti-dilutive.

Major customers—Revenues from a group of related customers represented approximately 31% of the Company’s revenue for the year ended December 31, 2013. No customer represented more than 10% of the Company’s revenue for the year ended December 31, 2012. Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011.

Major suppliers—The Company made purchases from two suppliers representing approximately 14% and 10% of total net purchases for the year ended December 31, 2013. The Company made purchases from four suppliers representing approximately 18%, 15%, 14% and 12% of total net purchases for the year ended December 31, 2012, and three suppliers each representing approximately 17% of total net purchases for the year ended December 31, 2011.

2.	ACQUISITIONS:

Tri-State—On November 15, 2013 the Company completed the acquisition of Tri-State, a distributor of Seesmart products, for cash at closing of approximately $1.8 million (including a preliminary working capital adjustment), an obligation to pay an additional $1.5 million in cash in six months bearing interest at 5% annually, 543,052 shares of common stock valued at approximately $1.6 million, of which one half were issued at closing, and an obligation to issue up to 365,628 additional shares contingent on Tri-State achieving specified revenue targets within one year following the acquisition date, which has been initially valued at approximately $0.9 million. Under the terms of the agreement the Company acquired Tri-State debt free and cash free. The Company acquired Tri-State for its management team, its client base in New York, New Jersey and Connecticut and operational and business development synergies. The purchase price exceeds the fair value of the tangible assets acquired and reflects the expected growth of the business.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Tri-State acquisition. The purchase price is subject to adjustment based on the closing working capital, which has not yet been finalized. Any such adjustment will be reflected as an adjustment to goodwill. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Accounts receivable	$468
Inventory	310
Goodwill	2,811
Customer relationships	1,680
Non-compete agreements	480
Other intangibles	738
Other assets	38

Assets acquired	6,525

Accounts payable	440
Accrued liabilities	208
Other current liabilities	80

Liabilities assumed	729

Preliminary purchase price	$5,797

The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. All of the goodwill is included in the LED replacement lamps and fixtures reportable segments. Goodwill is expected to be deductible for income tax purposes.

Relume—On August 22, 2013 the Company purchased all the equity interests of Relume pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013 (the “Relume Merger Agreement”) for $5 million in cash (approximately $4.3 million net of an estimated working capital adjustment) and 2,174,000 shares of common stock valued at approximately $7.3 million based on the market price of the Company’s stock on the closing date. The purchase price is subject to further adjustment to the extent that the working capital (as defined in the merger agreement) at closing differs from the amount specified in the agreement and has not been finalized. Any such adjustment will result in a corresponding adjustment to the recorded goodwill. The cash portion of the merger consideration was funded from the proceeds of the issuance of Series F Senior Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) to RVL for $5 million in cash, of which approximately $0.7 million was retained for working capital purposes. Under the terms of the Relume Merger Agreement, the Company acquired the Relume business debt free, except for capital lease obligations.

Relume is a manufacturer and distributor of efficient, environmentally friendly LED lighting products and control systems. Relume’s technology is used in municipal lighting, commercial signage, outdoor advertising, transportation and US military applications. Relume serves outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings, and outdoor advertising. More than 75% of Relume’s business consists of outdoor lighting, with the remaining split between smart grid control systems and LED lighting for media and signage. The Company acquired Relume with the goal of realizing synergies, expanding its product offerings and for Relume’s developed technology. The purchase price exceeded the fair value of tangible assets because of synergies and expected growth of the business.

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

(in thousands)
Cash	$61
Accounts receivable	851
Inventory	2,389
Goodwill	8,170
Technology	2,020
Trademarks	1,200
Customer relationships	680
Other assets	838

Assets acquired	16,209

Accounts payable	2,574
Accrued liabilities	1,891
Other current liabilities	26
Capital lease obligations	110

Liabilities assumed	4,601

Preliminary purchase price	$11,608

All of the goodwill is included in the LED replacement lamps and fixtures reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

Elite—On March 8, 2013, LIT, a wholly owned subsidiary of the Company, acquired certain assets of Elite for $500,000 in cash and 300,000 shares of the Company’s common stock for consideration valued at $356,250 contingent on the fulfillment of customer revenue contracts acquired. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company was obligated to pay a $20,000 monthly fee plus additional fees based on achieving specified sales targets and 3% of the net profits of LIT as defined. In addition, the Company agreed to issue 850,000 shares of the Company’s common stock to the sellers, which vest over the five-year term of the agreement.

The transaction has been accounted for as a business combination and the issuance of the common shares vesting over five years has been accounted for as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees.” The Company acquired the business primarily for the unfulfilled customer revenue contracts acquired and the estimated operating synergies expected to be realized with Seesmart. The following summarizes the preliminary purchase price allocation to the acquired assets. The final allocation will be completed within one year of the acquisition:

(in thousands)
Customer revenue contracts	$1,599
Gain on bargain purchase	(743)

Preliminary purchase price	$856

The Company amortized the acquired contracts over the periods of the cash flows generated by the contracts. Substantially all the contracts were amortized in 2013.

On October 9, 2013 the Company notified Elite LED Solutions, Inc. of the termination of the sales consulting agreement and, accordingly, cancelled the 850,000 unvested shares of common stock. As a result, no stock based compensation expense has been recognized related to these shares.

Seesmart—On December 20, 2012, the Company purchased all the equity interests of Seesmart pursuant to the terms of the Seesmart Merger Agreement, dated as of December 1, 2012 , for consideration of approximately $10.1 million in cash funded by the issuance of shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”), approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D Preferred Stock, valued at approximately $1.0 million. The purchase price was subject to adjustment to the extent that working capital (as defined in the Seesmart Merger Agreement) at closing differed from the amount specified in the agreement. The final working capital adjustment reduced the purchase price of approximately $1.2 million and has been reflected in the financial statements as a reduction of goodwill. As described below, the Company settled outstanding convertible note obligations of Seesmart, which resulted in a total preliminary purchase price of approximately $18.3 million for the enterprise value of the business. In accordance with the relevant accounting standard, the Company’s December 31, 2012 balance sheet has been retroactively adjusted to reduce goodwill and the Seesmart purchase price obligations liability by approximately $1.3 million.

Under the Seesmart Merger Agreement, the Company agreed to distribute the consideration to Seesmart shareholders. During the year ended December 31, 2013, the Company issued 738 shares of Series D Preferred Stock and 1,992,996 shares of common stock and paid approximately $3.5 million as consideration for the Seesmart acquisition. In addition, the Seesmart Merger Agreement contains provisions for certain escrow amounts of cash and stock. The Company has recorded a liability for the undistributed consideration and unfunded escrow that approximates $427,000.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with the terms of the notes, the notes were converted into the right to receive cash equal to the principal, a 20% premium on the principal, plus accrued interest. On the acquisition date, the Company’s cash obligation totaled approximately $3.4 million. During the first quarter of 2013 pursuant to the terms of the Seesmart Merger Agreement, the Company offered the note holders to exchange the notes for common stock, at an exchange rate of $0.6959 per share. Holders representing approximately $1 million of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The Company has recognized an approximate $68,000 reduction in the carrying value of goodwill representing the difference in the cash obligation and the value of the common stock issued, based on the market price of the Company’s common stock at the acquisition date. The remaining holders elected to be paid in cash and received approximately $2.4 million. The Seesmart convertible notes payable was completely extinguished during the first quarter of 2013.

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition.

(in thousands)
Cash	$69
Accounts receivable	1,048
Inventory	1,352
Goodwill	10,166
Customer relationships	7,273
Trademarks	3,434
Other assets	334

Assets acquired	23,676

Accounts payable	2,692
Accrued liabilities	1,137
Deferred revenue	104
Customer deposits	1,467

Liabilities assumed	5,400

Preliminary purchase price	$18,276

All the goodwill is included in the LED replacement lamps and fixtures reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

Pro forma information. The following unaudited supplemental proforma information assumes the acquisitions referred to above had been completed as of January 1, 2012 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$34,998	$21,976
Loss from Continuing Operations	(19,880)	(22,693)
Net Loss	(19,880)	(22,693)

The pro forma loss from continuing operations and net loss also reflect the following charges and credits directly attributable to the acquisitions:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Recorded by Company:
Gain on bargain purchase of business	$743	$—
Recorded by Seesmart pre-acquisition:
Fee paid by sellers in connection with the transaction	—	(1,934)
Change in control premium related to debt settled	—	(530)
Recorded by Relume pre-acquisition:
Fees incurred by the sellers	(350)	—
Change in control payment from sellers to management	(737)	—
Loss on settlement of debt from proceeds of merger	(4,157)	—
Gain on deconsolidation of subsidiary in bankruptcy proceedings	1,573	—

	$(2,928)	$(2,464)

The pro forma loss from continuing operations and net loss reflect the following charges recorded included in the historical results of the Company that are not directly attributed to the acquisitions:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Change in fair value of embedded derivative	$(6,990)	$—
Impairment charge	—	(3,397)
Gain on debt restructuring	—	1,048
Relume loss on extinguishment of debt pre-acquisition		(1,700)

	$(6,990)	$(4,049)

The revenue of the 2013 acquisitions, included in our 2013 results operations from their respective acquisition dates through December 31, 2013, totaled $15.3 million. The net income of the 2013 acquisitions, included in our 2013 results operations from their respective acquisition dates through December 31, 2013, totaled $0.4 million.

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

Under the investment agreement, the Investors are entitled to receive the additional 1,250,000 shares of common stock if the volume-weighted average price of a share of common stock as reported by Bloomberg Financial Markets for the twenty consecutive trading days ending on the last trading day prior to March 8, 2014 is less than $1.40. No shares were issued under this provision. In connection with the investment, the Company agreed to grant the Investors certain tag-along registration rights with respect to the common stock issued to the Investors.

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

5.	INVENTORIES:

Inventories, which are purchased from third parties, consist of the following:

(in thousands)	December 31,
	2013	2012
Raw materials	$4,450	$1,552
Finished goods	2,227	2,693

	6,677	4,245
Less provision for obsolescence	(1,254)	(1,669)

Net inventories	$5,423	$2,576

The following presents the changes in inventory reserves for the years indicated.

(in thousands)	Year Ended December 31,
	2013	2012	2011
Inventory reserve at January 1,	$1,669	$895	$271
Additions	1,190	1,346	628
Write offs	(1,605)	(572)	(4)

Inventory Reserve at December 31,	$1,254	$1,669	$895

The Company terminated its relationship with Seesmart’s logistics supplier in 2013. All inventories were returned to Seesmart during March 2013.

As a result of deteriorating market conditions and aggressive pricing by competitors, the Company experienced a decrease in market price for certain Array products in its LED replacement lamps and fixtures segment. For the year ended December 31, 2012, the Company recorded a reserve for obsolete inventory of $387,000 due to this decrease in market price. The provision for obsolescence decreased in 2013 because certain Array inventories were written off.

6.	INTANGIBLE ASSETS:

At December 31, 2013, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(130)	$138
Trademarks	6,034	(615)	5,419
Customer relationships	10,643	(1,248)	9,395
Customer contracts	1,877	(1,613)	264
Technology	2,020	(67)	1,953
Favorable lease	218	(3)	215
Non-compete agreements	480	(10)	470
Product certification and licensing costs	61	(46)	15

	$21,601	$(3,732)	$17,869

At December 31, 2012, the Company had the following intangible assets subject to amortization:

(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(107)	$161
Trademarks	4,314	(250)	4,064
Customer relationships	8,283	(487)	7,796
Product certification and licensing costs	61	(29)	32

	$12,926	$(873)	$12,053

During 2012, as a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed an interim impairment test prescribed by ASC 360 for long-lived assets. The Company determined that there was no impairment of long-lived assets for the LED signage and lighting strips asset group as its undiscounted cash flows were greater than its carrying amount as of June 30, 2012. However, the Company performed an interim impairment test for long-lived assets in the Company’s LED replacement lamps and fixtures asset group and determined that the carrying amount of the asset group was not recoverable as its undiscounted cash flows were less than its carrying amount. The Company further determined that the fair value of the asset group was less than its carrying value and therefore impairment must be recorded. The Company used the discounted cash flow method under the income approach to determine the fair value of the asset group. The impairment amount was determined by allocating the shortfall of fair value as compared to the carrying amount to each long-lived asset in the asset group on a pro rata basis using the relative carrying amount of the assets, except the carrying amount of each asset cannot be reduced below its fair value. To determine the fair value of each long-lived asset, the Company used the relief from royalty method for the patents and trademarks and estimated the fair value for the property and equipment and product certifications and licensing costs using a cost approach adjusted for physical, functional and economic obsolescence. For the LED replacement lamps and fixtures asset group, the Company recorded impairment charges in 2012 totaling $996,000 for intangible assets and $393,000 for property and equipment. In addition, the Company recorded an impairment charge in 2012 of $19,000 for intangible assets included in its corporate business unit. For the year ended December 31, 2012, the Company recognized the following impairment charges for intangible assets in the Company’s LED replacement lamps and fixtures division and its corporate business unit:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount Prior to Impairment	Impairment Recognized	Net Carrying Amount at December 31, 2012
Patents	$1,073	$(139)	$934	$(934)	$—
Trademarks	29	(3)	26	(26)	—
Product certification and licensing costs	125	(70)	55	(55)	—

	$1,227	$(212)	$1,015	$(1,015)	$—

Patents and trademarks are amortized using the straight-line method over their useful lives ranging from 12 to 17 years. Amortization expense on patents and trademarks was $745,000, $109,000 and $123,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Customer relationships are amortized using the straight-line method over their useful lives ranging from 10 to 12 years. Amortization expense on customer relationships was $1,248,000, $117,000 and $101,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Technology is amortized over 10 years and related amortization expense was $67,000 in 2013. The favorable lease is amortized over 10 years and related amortization expense recorded in 2013 was $3,000. Non-compete agreements are amortized over 6 years and related amortization expense was $10,000 in 2013. Other intangible assets consist primarily of costs associated with product safety certifications (UL certifications) and Energy Star certifications. Amortization expense on other intangible assets was $46,000, $41,000 and $64,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, amortization expense on intangible assets for the next five years is estimated as follows:

(in thousands)	2014	2015	2016	2017	2018
Patents	$23	$23	$23	$23	$23
Trademarks	441	441	441	441	441
Customer relationships	975	975	975	975	908
Customer contracts	56	56	56	56	40
Technology	202	202	202	202	202
Favorable Lease	22	22	22	22	22
Non-compete agreement	80	80	80	80	80
Product certification and licensing costs	11	4	—	—	—

Total	$1,810	$1,803	$1,799	$1,799	$1,716

7.	GOODWILL:

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are presented below. As more fully described in Note 2, the goodwill balance at December 31, 2012 has been retroactively adjusted in accordance with the relevant accounting standard for business combinations.

(in thousands)	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
Balance, January 1, 2012	$1,989	$—	$1,989
Seesmart acquisition	10,166	—	10,166
Impairment loss	(1,989)	—	(1,989)

Balance, December 31, 2012	10,166	—	10,166
Acquisition	10,903	—	10,903

Balance, December 31, 2013	$21,069	$—	$21,069

Accumulated Balances:
Goodwill	$23,058	$407	$23,465
Accumulated impairment losses	(1,989)	(407)	(2,396)

Balance, December 31, 2013	$21,069	$—	$21,069

During 2012, as a result of the Company’s deteriorating business and significantly reduced market value as of June 30, 2012, the Company performed the impairment test prescribed by ASC 350 for the Company’s LED replacement lamps and fixtures segment (which was also a reporting unit) and recorded a goodwill impairment charge totaling $1,989,000 for the quarter ended June 30, 2012.

During 2011, as a result of lowering the projected revenue growth and cash flows for the LED signage and lighting strips segment, the Company performed the annual impairment test prescribed by ASC 350 for the Company’s LED signage and lighting strips segment (which is also one of the Company’s reporting units) and recorded a goodwill impairment charge totaling $407,000 for the year ended December 31, 2011.

Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and the market approach. The fair values calculated under the income approach and the market approach are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approach uses key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized.

In December, the Company performed step one of the impairment testing for the Seesmart and Relume reporting units, which indicated the fair value of the reporting units exceeded the net carrying amount of the net assets of the reporting units. Accordingly, step two was not performed.

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

8.	CONVERTIBLE PROMISSORY NOTES AND WARRANTS:

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

At issuance, the value allocated to the Exchange Notes of $2,150,000 was less than the face value of $2,472,000. This original issue discount of $322,000 was being amortized through periodic charges to interest expense using the effective interest method. Amortization charges amounted to $82,000 and $107,000 during the years ended December 31, 2012 and 2011, respectively.

On February 28, 2012, the Company and the holders of the Exchange Notes amended the Exchange Notes. As of the amendment date, the Exchange Notes bore interest at 10% per annum and had a maturity date of June 30, 2013. Interest on the outstanding principal amount of the Exchange Notes was due and payable on the maturity date. The Exchange Notes remained convertible into 450,281 shares of common stock at a fixed conversion price of $5.33.

Concurrent with closing the Investment by RVL (Note 9), on September 25, 2012, the holders of the Exchange Notes exchanged the Exchange Notes for a total of $880,000 in cash (which payment was funded at closing from the proceeds of the Investment) and 1,000,000 newly-issued shares of the Company’s common stock (the “Note Exchange”). The Note Exchange was consummated pursuant to the terms of a termination and exchange agreement entered into by the Company and the holders of the Exchange Notes on September 12, 2012, providing for the extinguishment of the indebtedness represented by the Exchange Notes concurrent with and subject to the Investment.

The Company accounted for this transaction as a troubled debt restructuring in accordance with FASB ASC 470-60, “Troubled Debt Restructurings by Debtors”. The Company recognized a gain on debt restructuring equal to the excess of the carrying amount of the Exchange Notes and related accrued interest of $141,000 over the fair value of the cash and common stock issued in the Note Exchange. For the year ended December 31, 2012, the Company recognized a gain on debt restructuring of $1,048,000, which caused basic and diluted loss per share for the year ended December 31, 2012 to decrease by $0.05. After recording the $1,048,000 gain on debt restructuring and issuing common stock valued at $588,000, the termination of the Exchange Notes resulted in an increase in the Company’s Stockholders’ Equity of $1,636,000.

The Exchange Warrants issued in conjunction with the Exchange Notes expired on December 21, 2012.

9.	PREFERRED STOCK:

At December 31, 2013, the Company is authorized to issue 5,000,000 shares of preferred stock.

Series A Preferred Stock—The Company has designated 3,000 shares of preferred stock as Series A Preferred Stock.

The Series A preferred stock has been eliminated and there were no shares of Series A preferred stock issued and outstanding at December 31, 2013 or 2012.

Series B Preferred Stock—The Company has designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).

On September 12, 2012, the Company entered into an investment agreement (the “Series B Investment Agreement”) with RVL, an affiliate of Aston. The closing of the investment occurred on September 25, 2012. In consideration of cash of $6 million (the “Investment”), the Company issued to RVL 600,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible into shares of the Company’s common stock at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments (the “Series B Conversion Price”). The Series B Conversion Price was the closing price of the Company’s common stock on August 2, 2012, the date the Company entered into the letter of intent with respect to the Series B Investment. The proceeds from the Investment were used to extinguish the Exchange Notes and related accrued interest (see Note 8), to fund a settlement payment in connection with the settlement of the Philips lawsuit, to pay the fees and expenses in connection with the Investment and for working capital purposes.

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

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date of the Series B Investment Agreement was $0.13 per share, which was equal to the Series B Conversion Price. As the Series B Investment Agreement included certain conditions for closing, the commitment date for the Investment was deemed to be the date the shares of Series B Preferred Stock was issued. On September 25, 2012, the closing date of the Series B Investment, the Company’s common stock price had increased to $0.59 per share. As a result of the increase in the Company’s common stock price between the date of the Series B Investment Agreement and the closing of the Series B Investment, the Company recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security. The Company received cash proceeds, net of transaction costs, totaling $5,195,000 for the Series B Preferred Stock. The Company allocated the entire net proceeds of $5,195,000 to the BCF, which was initially recorded in additional paid-in capital. The BCF was treated as a deemed dividend on the Series B Preferred Stock and was accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,000 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s stockholders’ equity.

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

Series C Preferred Stock—The Company has designated 25,000 shares of preferred stock as Series C Senior Convertible Preferred Stock , par value $0.001 per share (the “Series C Preferred Stock”).

On December 20, 2012, the Company entered into an investment agreement (the “Series C Investment Agreement”) with RVL, and closed the transactions contemplated by the Series C Investment Agreement (the “Series C Investment”). The Company issued to RVL 10,000 shares of the Series C Preferred Stock, for cash of $10 million (the “Series C Investment”). The proceeds from the Series C Investment were used to fund the Seesmart acquisition (Note 2), to pay fees and expenses in connection with the Series C Investment Agreement and the Seesmart Merger Agreement, and for working capital purposes.

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

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Preferred Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued dividends of approximately $1,014,000.

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

Series D Preferred Stock—The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”).

On December 20, 2012, the Company issued 11,177 shares of newly-created Series D Preferred Stock, as partial consideration in the Seesmart acquisition (see Note 2). In the first quarter of 2013, the Company issued the remaining 738 shares of Series D Preferred Stock pursuant to the Seesmart Merger Agreement. The Series D Preferred Stock is non-voting and was initially non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. On May 15, 2013, all 11,915 shares of Series D Preferred Stock were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959 (the “Series D Conversion Price”).

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

During 2013, the shares of Series D Preferred Stock were converted into shares of common stock in accordance with their terms. Accordingly as of December 31, 2013, no shares of Series D Preferred Stock remain outstanding.

Series E Preferred Stock—The Company has designated 10,000 shares of preferred stock as Series E Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

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

Each share of Series E Preferred Stock shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Series E Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional shares of Series E Preferred Stock or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued dividends of $218,000.

The Company has classified the Series E Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series E Preferred Stock is not clearly and closely related to a debt-type host and is further discussed below. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series E Preferred Stock holds the majority of the Company’s voting rights; accordingly the Series E Preferred Stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Conversion Price, the Company has not recognized a BCF.

The embedded conversion feature was not deemed to be closely and clearly related to the debt-type host instrument and before the modification described below did not meet the requirements for classification as equity. Accordingly, it was accounted as a liability at fair value with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was $ 7.0 million were for the year ended December 31, 2013. On May 14, 2013, the host instrument was modified by eliminating certain provisions that prevented the embedded conversion feature from meeting the criteria for classification as equity. Accordingly, the fair value of the embedded conversion liability of $8.6 million as of May 14, 2013 was reclassified to paid in capital. The following gives pro forma effect to the results of operations for the year ended December 31, 2013 had the modification been effective on February 21, 2013:

(in thousands)
	As Reported	Series E Adjustments	Proforma
Revenue	$26,060	$—	$26,060

Gross profit	9,952	—	9,952

Operating loss	(10,522)	—	(10,522)
Other income (expenses)	(6,299)	6,990	691

Net loss	$(16,821)	$6,990	$(9,831)
Dividends and accretion to redemption value of Series E and F	(3,650)	1,636	(2,014)

Net loss attributable to common stockholders	$(20,471)	$8,626	$(11,845)

Basic and diluted loss per common share:
Loss from continuing operations attributable to common stockholders	$(0.26)		$(0.15)

Net loss attributable to common stockholders	$(0.26)		$(0.15)

Series F Preferred Stock—The Company has designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

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

Each shares of Series F Preferred Stock shall be entitled to receive dividends (the “Series F Dividend”) payable at a rate per annum of 7% of the Series F Stated Value then in effect (the “Series F Dividend Rate”). Such dividends shall be payable in cash or in kind; provided that the Company shall not pay Series F Dividends in kind through the issuance of any shares of Series F Preferred Stock to the extent that such issuance would require prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance shall make such dividend payment in cash. To the extent funds are legally available and the Company is not contractually prohibited from paying such Series F Dividend, the Series F Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series F Shares or in cash. To the extent the Company is unable to pay any Series F Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series F Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Series F Dividend Rate. Such unpaid Series F Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series F Dividend, as applicable. Additionally, the Series F Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued Series F Dividends of $129,000.

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

Liquidation Preferences—The following summarize the order of seniority of liquidation preference:

1.	Series F preferred stock

2.	Series E preferred stock

3.	Series C preferred stock

4.	Series B preferred stock

5.	Series D preferred stock (on parity with common stock)

10.	COMMON STOCK:

Common stock—At December 31, 2013, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	1,175,020
Shares subject to warrants	289,187
Shares subject to Series B preferred stock	153
Shares subject to Series C preferred stock	14,515,894
Shares subject to Series C preferred stock accrued dividends	1,013,889
Shares subject to Series E preferred stock	4,273,504
Shares subject to Series F preferred stock	1,089,775

The Company is required to issue additional shares of common stock upon conversion of the Series C preferred stock if a liquidity event occurs (Note 9).

In addition, for so long as shares of the Series B, Series C, Series E and/or Series F (Note 9) preferred stock are outstanding, the Company is prohibited from declaring dividends without the consent of the holders of at least a majority of the then outstanding Series B, Series C, Series E and Series F preferred stock.

Stock warrants—The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the chief executive officer of the Company until December 31, 2005 and was the chairman of the board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

11.	STOCK OPTION PLANS:

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. In the first quarter of 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of nonstatutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. The Board has determined that no awards will be made pursuant to the 2003 Plan in the future. As of December 31, 2013, 406,353 shares of common stock were vested and exercisable under the 2003 Plan.

The average fair value of options granted at market during 2012 and 2011 was $0.39 and $2.24 per option, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013 was $95,000. No options were exercised in 2012 and 2011. The aggregate intrinsic value of the outstanding options at December 31, 2013 was $98,000. At December 31, 2013, there were 407,020 options outstanding under both plans.

The following table summarizes activity of the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2011	423,618	670,355	$4.60
Options granted at market	(224,250)	224,250	2.32
Options exercised	—	—	—
Options forfeited or expired	154,585	(157,585)	2.95

Balance, December 31, 2011	353,953	737,020	$4.26
Options granted at market	(54,250)	54,250	0.54
Options exercised	—	—	—
Options forfeited or expired	81,467	(84,467)	1.83

Balance, December 31, 2012	381,170	706,803	$4.27
Options granted at market	—	—	—
Options exercised	108,146	(108,146)	2.45
Options forfeited or expired	191,637	(191,637)	4.76

Balance, December 31, 2013	680,953	407,020	$4.52

A summary of the non-vested shares as of December 31, 2013 and changes during the year ending December 31, 2013 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2013	5,602	$0.99
Granted	—	—
Vested	(767)	2.39
Forfeited	(4,168)	1.67

Non-vested at December 31, 2013	667	$1.23

As of December 31, 2013, the total future compensation cost related to non-vested stock option awards is estimated to be nominal for the years ending December 31, 2014 and 2015 respectively.

The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $2,000, $158,000 and $253,000, respectively.

Prior to 2012 Company granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. No performance options were granted during 2013 and 2012. The grant date weighted average fair value of performance options granted during 2011 was $2.49. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested performance options. A summary of activity of options that vested upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2013 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2013 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	132,260	$4.14	6.18	$—
Granted	130,000	2.15
Options exercised	—	—
Forfeited or expired	(101,020)	2.15

Outstanding at December 31, 2011	161,240	$3.79	6.74	$—
Granted	—	—
Options exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2012	161,240	$3.79	4.91	$—
Granted	—	—
Options exercised	—	—
Forfeited or expired	153,600	3.71	3.83	—

Outstanding at December 31, 2013	7,640	5.30	5.45	—

Exercisable at December 31, 2013	7,640	$5.30	5.45	$—

At the stockholder meeting on May 15, 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 2,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Through December 31, 2013, no stock options have been awarded under the plan. Stock awards typically vest over three years but vesting periods for non-employees may vest for longer periods or based on the achievement of performance goals.

The weighted average term of employee restricted stock is three years. During the year ended December 31, 2013, the Company issued 1,257,500 restricted shares under the 2013 Plan to employees and non-employee service providers of which 26,000 were forfeited. At December 31, 2013, 768,500 shares are available for issuance under the 2013 Plan. Unrecognized compensation expense for employee restricted stock grants outstanding at December 31, 2013 amounted to $1,019,000. The weighted average grant date fair value is $1.94 per share.

Stock-based compensation expense for employees recognized in the accompanying statements of operations for the years ended December 31, 2013, 2012 and 2011 was $302,000, $45,000 and $301,000, respectively. Stock-based compensation recorded with respect to non-employee service providers during the year ended December 31, 2013 was $506,000. There was no such compensation recorded for years ended December 31, 2012 and 2011.

12.	OPERATING LEASES:

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

The Company subleases approximately 6,626 square feet from L-1 Investment Partners, LLC (L-1), a company affiliated with Aston and RVL, on a month to month basis, for its Corporate Headquarters. The Company pays L-1 $21,355 monthly, representing its proportionate share of the space under the underlying lease, which expires on March 31, 2015. Consistent with the underlying lease, base rent increases to $22,087 per month beginning in April 2014. The lessee in the underlying lease is also responsible for a portion of the building maintenance charges, property taxes and utilities and a proportionate amount is allocated to the Company.

On August 5, 2013, Lighting Integration Technologies, LLC entered into an operating lease agreement expiring April 30, 2015 with 4500 PGA BLVD Joint Venture, LLP for approximately 3,011 square feet of office space in Palm Beach Gardens, Florida. Base rent under the lease is $4,517 per month and the base rent increases 3% annually on September 1, 2014. LIT is responsible for maintaining certain minimum insurance requirements as well as LIT’s portion of certain common area maintenance charges, property taxes and utilities in the amount of $1,847 per month.

On March 30, 2012, Relume Technologies, Inc. entered into an operating lease agreement expiring July 31, 2017 with Balt Properties, LLC for approximately 44,922 square feet of warehouse space and 1,500 square feet of office space at 1795 N. Lapper Road and 1785 N. Lapeer Road, Oxford Township, Michigan, respectively. Base rent under the lease at is $15,000 per month. Relume is responsible for monthly estimates, paid in advance, of property taxes, which will not be assessed until the second year of the lease and insurance of $450 per month.

On April 5, 2010, Tri-State LED, Inc. entered into an operating lease agreement expiring March 31, 2015 with Mill Beech, LLC for approximately 5,230 square feet of business space in Greenwich, CT. Base rent under the lease is $5,230 per month and the base rent increases 3% annually on April 1, 2012. The lessee is responsible for maintaining certain minimum insurance requirements as well as the lessee’s portion of certain common area maintenance charges, property taxes and utilities.

The following schedule shows the total rent expense for operating leases:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Rent expense	$577	$301	$480
Less sublease rentals	(47)	(35)	(142)

Total rent expense	$530	$266	$338

The future minimum payment obligations as of December 31, 2013 under the operating leases described above are as follows:

2014	$681
2015	493
2016	276
2017	115
2018	3

Total future payment obligations	$1,568

13.	RISK CONCENTRATIONS:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

Revenue from one customer represented approximately 42% of the Company’s revenue for the year ended December 31, 2011. At December 31, 2011, the Company had trade accounts receivables due from this customer totaling $40,000. Sales to this customer were not significant in 2013 and 2012. A group of related customer represented approximately 31% of the 2013 revenues. No receivables are outstanding from this group at December 31, 2013.

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

On October 11, 2011, the Company was informed that one of its contract manufacturers in China had ceased operations. The contract manufacturer originally produced certain components for the Company’s PAR38 lamp and had begun manufacturing the Company’s PAR20 and PAR30 lamps, among other products. As a result of the closure, the Company expensed $85,000 of net equipment, $6,000 of product certifications and $20,000 of working capital related to the contract manufacturer in the year ended December 31, 2011. The delay in shifting production to another manufacturer did not have a material adverse effect on the Company’s business.

14.	VENDOR CONCESSIONS:

As the Company’s financial condition deteriorated during the first nine months of 2012, it became necessary for the Company to accelerate its cash conservation measures, including delaying or withholding payments to vendors. In conjunction with the September 2012 investment by RVL, certain accounts payable vendors and service providers agreed to accept payments less than the outstanding balance owed to them. For the year ended December 31, 2012, the Company recognized a gain from vendor concessions of $154,000 which is included in selling, general and administrative expense and caused basic and diluted loss per share for the year ended December 31, 2012 to decrease by $0.01. As a result of the investment and subsequent payments to our suppliers and service providers, the Company believes it has successfully restored its relationship and credit with the Company’s primary vendors.

15.	INCOME TAXES:

As of December 31, 2013, the Company reported net operating loss carry forwards for federal and state income tax purposes of $22,505,000 and $34,993 000, respectively, which expire between 2018 and 2033. As of December 31, 2012, the Company reported net operating loss carry forwards for federal and state income tax purposes of $48,751,000 and $32,402,000, respectively, which expire between 2013 and 2032. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012 and 2013, including the issuance of common and preferred stock by the Company and the acquisition of Seesmart and Relume, substantially all of the Company’s net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related to transactions involving acquired companies and their predecessors. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and determined that net operating loss carryforwards of $35,110,980 would not be realized within the carryforward periods and accordingly reduced the related deferred tax assets and valuation allowance. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

Components of deferred tax assets (liabilities) are as follows:

(in thousands)	December 31,
	2013	2012
Accounts receivable	$58	$194
Inventories	473	809
Accrued expenses	825	281
Depreciation	40	(44)
Intangible assets	(5,320)	(3,817)
Stock options	1,015	755
Deferred revenue	46	(144)
Other	6	2
Net operating loss carry forwards	9,316	18,151

	6,459	16,187
Valuation allowance	(6,459)	(16,187)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has not recorded a provision for income taxes in 2013, 2012 and 2011 as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance. The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2013, 2012 and 2011:

	December 31,
(in thousands)	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(5,719)	$(34.0)	$(2,916)	(34.0)	$(1,859)	(34.0)
Deferred state tax benefit	(258)	(1.5)	(618)	(7.2)	(21)	(0.4)
Change in valuation allowance	(10,446)	(62.1)	2,810	32.8	1,682	30.8
Goodwill impairment	—	—	676	7.9	135	2.4
Adjustment to net operating loss carryforwards	13,828	82.2	41	0.5	53	1.0
Non-deductible expenses	2,595	15.4	7	0.0	10	0.2

Income tax expense	$—	$—	$—	—	$—	—

16.	SEGMENT REPORTING:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures reportable segment includes the Seesmart operating segment, including the Array business, which has been integrated with the Seesmart operating segment, the Relume operating segment, the LIT operating segment and the Tri-State operating segment, each of which are also reporting units. The LED signage and lighting strips segment is comprised of the Lumificient operating segment which is also a reporting unit. Financial information relating to the reportable operating segments for the years ended December 31, 2013, 2012 and 2011 is presented below:

(in thousands)	Year Ended December 31,
	2013	2012	2011
Revenues from external customers:
LED replacement lamps and fixtures	$22,823	$792	$4,939
LED signage and lighting strips	3,237	3,689	4,049

Total revenues from external customers	$26,060	$4,481	$8,988

Segment loss:
LED replacement lamps and fixtures	$(3,495)	$(5,820)	$(952)
LED signage and lighting strips	(174)	(195)	(470)

Segment loss	(3,669)	(6,015)	(1,422)
Unallocated amounts:
Corporate expenses	(6,853)	(3,402)	(3,876)
Change in fair value of embedded derivative	(6,990)	—	—
Gain on debt restructuring	—	1,048	—
Gain on bargain purchase of business	743	—	—
Interest expense, net	(52)	(210)	(127)

Loss from continuing operations	$(16,821)	$(8,579)	$(5,425)

Depreciation and amortization:
LED replacement lamps and fixtures	$1,799	$156	$276
LED signage and lighting strips	1,298	237	252

Segment depreciation and amortization	3,097	393	528
Corporate depreciation and amortization	25	101	226

Total depreciation and amortization	$3,122	$494	$754

	As of December 31,
	2013	2012
Segment assets:
LED replacement lamps and fixtures	$53,014	$24,548
LED signage and lighting strips	4,524	4,737

Total segment assets	57,538	29,285
Elimination of intercompany receivable	(14,231)	(3,989)
Other corporate assets	8,955	5,981

Total assets	$52,262	$31,277

Expenditures for segment assets:
LED replacement lamps and fixtures	$100	$82
LED signage and lighting strips	11	21

Total expenditures for segment assets	111	103
Corporate expenditures for assets	25	—

Total expenditures for assets	$136	$103

Net revenues by geographic location, based on location of customers, were as follows:

(in thousands)	December 31,
	2013	2012	2011
United States	$25,243	$3,901	$8,022
Canada	574	383	600
Other	243	197	366

Total	$26,060	$4,481	$8,988

Net long-lived assets by geographic locations were as follows:

(in thousands)	December 31,
	2013	2012	2011
United States	$18,489	$12,364	$2,826
Mexico	—	—	203
Canada	—	—	142
Other	137	8	116

Total	$18,626	$12,372	$3,287

17.	BENEFIT PLANS:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. On November 1, 2008, the Company elected to cease matching contributions. The Company elected to reinstate the matching contribution during 2013. During 2013 we had $15,000 in expenses related to the plan.

18.	RELATED PARTY TRANSACTIONS:

Aston Capital Financing—In February 2014 the Company entered in an arrangement with an affiliate of our Chairman and Chief Executive Officer, pursuant to which the company borrowed $3.5 million for general corporate purposes. The borrowing bears interest at 9% annually and matures on April 1, 2015. The Company has the option to prepay the loan at any time without penalty.

Investment Agreements—The Company has entered into three separate investment agreements with RVL, an affiliate of Aston and the Company’s Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, C, E and F Convertible Preferred stock for cash aggregating approximately $26 million. The terms of the Series B, C, E and F Convertible Preferred stock are described in Note 9. In addition, an affiliate of RVL purchased 75,000 shares of common stock from the Company for $192,000 at the closing market price of the stock on the date purchased.

Customer Financing—In 2013, Aston provided $9.9 million in financing to a related group of customers of the Company who used the proceeds to repay its obligations to the Company for the purchase of Company products. The Company has no obligations to Aston with respect to the financing arrangements between the customer and Aston. The Company’s obligations to the customer are limited to the standard warranty obligation on the products sold.

Management Agreement—On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters—During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. Costs allocated to the Company amounted to $85,000 for the year ended December 31, 2013.

RVL Transaction Fees—Pursuant to the Series E and Series F Investment Agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the year ended December 31, 2013, the Company incurred $33,000 related to these costs. Pursuant to the Series B and C investment agreements with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investments. For the year-ended December 31, 2012, the Company incurred $343,000 related to these costs.

19.	CONTINGENCIES:

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

Prior to the merger of the Company, Seesmart also received a letter from Philips expressing concern that some of the Seesmart LED products utilize patented technologies and an interest in discussing Seesmart’s LED based products and Philips’ portfolio and licensing program. After negotiations between Philips and the Company, Philips granted the Company and its affiliates, including Seesmart and Relume, an ongoing, royalty-bearing license to the comprehensive portfolio of patented LED technologies and solutions offered under Philips’ LED luminaire and retrofit bulb licensing program. In February, 2014, the Company paid Philips a one-time, lump-sum royalty fee to address past sales by its subsidiaries, which has been reflected in the 2013 Consolidated Financial Statements.

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

On August 15, 2013, pursuant to the Agreement and Plan of merger, dated as of August 9, 2013, by and among the Company, Relume Acquisition Company, Inc., Relume Technologies, Inc., Beringea Invest Michigan, LLC as noteholder representative and the noteholders named therein (the “Relume Merger Agreement”), Relume Corporation, a wholly-owned subsidiary of Relume, filed a voluntary petition under Chapter 7 of the Bankruptcy Code. Relume was obligated to make quarterly royalty payments to Relume Corporation for the use of a patent that expires on September 23, 2016. The royalty is calculated at 5% of the net selling prices of specified products during the life of the patent. Relume was also a creditor of Relume Corporation, for unpaid loans totaling approximately $4.2 million. Revolution, Relume, Relume Corporation and third party creditors entered into a Settlement Agreement and Release of Claims whereby Revolution and Relume agreed to pay $400,000 for a full settlement and release of all existing and future claims against Revolution and Relume. On February 19, 2014, the U.S. Bankruptcy Court for the Eastern District of Michigan, Southern Division, entered an order authorizing the Trustee to compromise claims and approving the Settlement Agreement and Release of Claims. The settlement has been reflected in the 2013 consolidated financial statements.

20.	FINANCINGS:

On October 24, 2013 a subsidiary of the Company entered into a loan and finance agreement with a financial institution pursuant to which the subsidiary can borrow up to 85% against eligible accounts receivable as defined in the agreement up to a maximum of $1.5 million. On January 31, 2014 the company entered into similar loan and finance agreement with the same institution pursuant to which another subsidiary can borrow up to 85% against eligible accounts receivables up to a maximum of $0.5 million. Borrowings under the arrangements bear interest at a rate of 1.75% above the prime rate reported by the Wall Street Journal but not less than 5%. The company is also obligated to pay an annual fee of 1% of the maximum amount that may be borrowed under the arrangement as well a monthly maintenance fee of 0.5 % on the higher of monthly average outstanding principal balance or a specified minimum and certain other fees. The borrowings are repaid as the receivables are collected, are collateralized by specified assets of the subsidiaries and are guaranteed by Revolution. Under the terms of the agreement the subsidiaries are prohibited from paying dividends and making distributions to the Company. Borrowings outstanding as of December 31, 2013 amount to approximately $0.9 million.

21.	Subsequent Events

Revolution Lighting Technologies, Inc. (“Revolution”) entered into an Agreement and Plan of Merger, dated as of March 6, 2014 (the “Merger Agreement”), by and among Revolution, Value Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Revolution (“Merger Sub”), Value Lighting, Inc., a Georgia corporation (“Value Lighting”), AL Enterprises, Inc., a Texas corporation (“AL Enterprises”), Value Lighting of Houston, LLC, a Texas limited liability company (“Value Houston”), and together with Value Lighting and AL Enterprises, the (“Value Lighting Group”), and the Stockholders named therein (the “Stockholders”). Pursuant to the Merger Agreement Revolution will acquire the businesses of the Value Lighting Group, a leading supplier of lighting solutions to the multifamily housing and construction markets.

The purchase price will consist of $35.6 million, of which $7.5 million will be financed with bank debt and paid in cash on the closing date (less the amount of existing indebtedness in excess of $3.5 million as of the closing and subject to increase or decrease as a result of a customary working capital adjustment based on a target working capital of approximately $9.1 million), and $28.1 million to be paid through the issuance of shares of common stock of Revolution (“Revolution Stock”) on the six (6), twelve (12), eighteen (18) and twenty-four (24) month anniversaries of the closing date as set forth in the Merger Agreement. (the “Subsequent Payment”). The Subsequent Payment will consist of up to 6,245,000 shares of Revolution Stock, provided, that if the value of such shares based on the volume weighted average trading price per share of Revolution Stock over the twenty (20) trading days ending with the last trading day preceding the closing date is less than the amount of the Subsequent Payment, Revolution shall pay to the Stockholders additional consideration consisting of cash and/or additional shares of Revolution stock, as determined by Revolution in its sole discretion. In addition, the Stockholders will have the opportunity to receive additional consideration of up to $10 million based upon the achievement of 2014 sales revenue and EBITDA targets of $53 million and $6.36 million, respectively, and 2015 sales revenue and EBITDA targets of $63.5 million and $7.62 million, respectively (the “Earn-Out Payments”). The Earn-Out Payments are payable in any combination of cash or shares of Revolution Stock, as determined by Revolution in its sole discretion, such shares to be valued based on the volume weighted average trading price per share of Revolution Stock over the twenty (20) trading days ending with the last trading day preceding the applicable determination date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: March 13, 2014	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta Robert V. LaPenta	March 13, 2014
Chief Executive Officer / Chairman (Principal Executive Officer)

/s/ Charles J. Schafer Charles J. Schafer – President and	March 13, 2014
Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert A. Basil, Jr. Robert A. Basil, Jr.– Director	March 13, 2014

/s/ James A. DePalma James A. DePalma – Director	March 13, 2014

/s/ Bill Ingram Bill Ingram – Director	March 13, 2014

/s/ Robert V. LaPenta, Jr. Robert V. LaPenta, Jr.– Director	March 13, 2014

/s/ Dennis McCarthy Dennis McCarthy – Director	March 13, 2014

/s/ Stephen G. Virtue Stephen G. Virtue – Director	March 13, 2014