Form 10-Q
period 2014-03-31
Revolution Lighting Technologies, Inc.
filed 2014-05-12
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $.001 par value, outstanding on May 7, 2014: 82,634,559 shares

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

		Page
PART I.	FINANCIAL INFORMATION

	Item 1. Unaudited Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1

	Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2014 and 2013	2

	Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity for the Three months Ended March 31, 2014 and the years ended December 31, 2013	3

	Condensed Consolidated Statements of Cash Flows for the Three months Ended March 31, 2014 and 2013	4

	Notes to Condensed Consolidated Financial Statements	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

	Item 4. Controls and Procedures	28

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	29

	Item 1A. Risk Factors	29

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3. Defaults Upon Senior Securities	29

	Item 4. Mine Safety Disclosures	29

	Item 5. Other Information	29

	Item 6. Exhibits	30

SIGNATURES		31

EXHIBITS

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,008	$1,757
Trade accounts receivable, less allowance for doubtful accounts of $235 and $210	3,871	4,353
Inventories	4,864	4,969
Other assets	878	743

Total current assets	10,621	11,822
Property and equipment:
Property and equipment	1,397	1,308
Accumulated depreciation and amortization	(649)	(551)

Net property and equipment	748	757
Goodwill	21,523	21,523
Intangible assets, less accumulated amortization of $4,188 and $3,732	17,413	17,869
Other assets, net	292	291

Total assets	$50,597	$52,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,447	$6,109
Accrued liabilities	2,492	2,553
Accrued compensation and benefits	1,107	1,077
Deferred revenue	995	960
Customer deposits	239	132
Other current liabilities	675	860
Purchase price obligations—current	1,553	1,927

Total current liabilities	11,508	13,618
Purchase price obligation—noncurrent	858	960
Deferred revenue—noncurrent	190	130
Related party note payable	3,500	—
Dividends payable	1,294	1,044
Other liabilities	82	63

Total liabilities	17,432	15,815
Commitments and contingencies
Temporary Equity:
Series E Redeemable convertible preferred stock $.001 par value, aggregate liquidation preference, $5,807 and $5,738, 10 shares authorized, 5 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,807	5,738
Series F Redeemable convertible preferred stock, $.001 par value, aggregate liquidation preference, $5,316 and $5,228, 10 shares authorized, 5 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,316	5,228
Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $11,294 and $10,031, 25 shares authorized, 10 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	9,936	9,936

Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $0.02; two shares authorized, issued and outstanding	—	—
Common stock, $.001 par value, 150,000 shares authorized, 82,634 and 82,095 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	83	82
Additional paid-in capital	82,641	82,574
Accumulated deficit	(70,618)	(67,111)

Total stockholders’ equity	22,042	25,481

	$50,597	$52,262

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended
	March 31,
	2014	2013
Revenue	$4,952	$6,311
Cost of sales	3,294	3,650

Gross profit	1,658	2,661

Operating expenses:
Selling, general and administrative:
Severance and transition costs	81	805
Acquisition related expenses	364	1,055
Amortization and depreciation	554	988
Stock based compensation	132	192
Other selling, general and administrative	3,435	2,053
Research and development	504	459

Total operating expenses	5,070	5,552

Operating loss	(3,412)	(2,891)

Non-operating income (expense):
Change in fair value of embedded derivative	—	(3,169)
Gain on bargain purchase of business	—	742
Interest expense	(87)	—
Other expense	(8)	—

Total non-operating income (expense), net	(95)	(2,427)

Net loss	(3,507)	(5,318)

Accrual of preferred stock dividends	(400)	(277)
Accretion to redemption value of Series E and F preferred stock	(7)	(2,171)

Net loss attributable to common stockholders	$(3,914)	$(7,766)

Basic and diluted loss per common share attributable to common stockholders	$(0.05)	$(0.11)

Basic and diluted weighted average shares outstanding	81,365	71,659

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
(in thousands, except per share data)	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Balance, January 1, 2013	21	$10,880	70,213	$70	$60,036	$(50,290)	$20,696	$—
Exercise of stock options	—	—	108	—	265	—	265	—
Stock-based compensation for employees	—	—	191	—	302	—	302	—
Stock-based compensation for non-employees	—	—	—	—	507	—	507	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,999
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,968
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,360)	—	(1,360)	346
Embedded Conversion Liability	—	—	—	—	8,626	—	8,626	(1,637)
Issuance of Series D convertible preferred stock	1	62	—	—	—	—	62	—
Conversion of preferred stock to common stock	(12)	(1,006)	1,712	1	1,005	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,290)	—	(2,290)	2,290
Issuance of common stock for cash, net of issuance costs	—	—	4,348	5	5,064	—	5,069	—
Issuance of restricted common stock for services	—	—	1,084	1	(1)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,993	2	1,293	—	1,295	—
Issuance of common stock for acquisition – Relume	—	—	2,174	2	7,303	—	7,305	—
Issuance of common stock for acquisition – Tri-State	—	—	272	1	834	—	835	—
Fees associated with issuances of common stock	—	—	—	—	(119)	—	(119)	—
Common stock to be issued	—	—	—	—	1,109	—	1,109	—
Net loss	—	—	—	—	—	(16,821)	(16,821)	—

Balance, December 31, 2013	10	9,936	82,095	82	82,574	(67,111)	25,481	10,966
Stock-based compensation for employees	—	—	—	—	104	—	104
Stock-based compensation for non-employees	—	—	—	—	28	—	28
Accrual of dividends on convertible preferred stock	—	—	—	—	(400)	—	(400)	150
Forfeiture of restricted stock	—	—	(36)	—	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(7)	—	(7)	7
Fees associated with issuances of common stock	—	—	—	—	(32)	—	(32)	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	374	—	375	—
Net loss	—	—	—	—	—	(3,507)	(3,507)	—

Balance, March 31, 2014	10	$9,936	82,634	$83	$82,641	$(70,618)	$22,042	$11,123

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(3,507)	$(5,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98	38
Amortization of intangibles	456	950
Gain on purchase of business	—	(742)
Change in fair value of contingent consideration	(102)	—
Stock-based compensation	132	192
Change in fair value of embedded derivative	—	3,169
Changes in operating assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Trade accounts receivable, net	482	(4,135)
Inventories	106	165
Other assets	(136)	(649)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,723)	2,058
Accrued compensation and benefits	30	474
Customer deposits	107	(1,244)
Other liabilities	19	—
Deferred revenue	95	33

Total adjustments	(436)	309

Net cash used in operating activities	(3,943)	(5,009)

Cash Flows from Investing Activities:
Acquisition of Seesmart	—	(2,751)
Acquisition of Elite LED Solutions	—	(500)
Purchase of property and equipment	(89)	(4)

Net cash used in investing activities	(89)	(3,255)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E Convertible Preferred Stock, net of issuance costs	—	4,968
Proceeds from issuance of common stock , net of issuance costs	(32)	4,822
Proceeds from related party note payable	3,500	—
Short term borrowings, net	(185)	—

Net cash provided by financing activities	3,283	9,790

Net increase (decrease) in Cash and Cash Equivalents	(749)	1,526

Cash and Cash Equivalents, beginning of period	1,757	4,434

Cash and Cash Equivalents, end of period	$1,008	$5,960

Non-cash investing and financing activities:
Interest paid	37	—
Accrual of dividends on convertible preferred stock	400	—
Series D preferred stock issued for acquisition	—	63
Common stock issued for acquisition	374	1,184

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and details of accounts that have not changed significantly in amount or composition.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014 or for any other future period.

Business—Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries (“Revolution” or the “ Company”) design, manufacture, market and sell high-performance, commercial grade, light emitting diodes (“LED”) replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products. The Company sells these products under the Seesmart, Array, CMG, Lumificient and Relume brand names. The Company generates revenue by selling LED lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, hospitality, institutional, educational, healthcare and signage markets. The Company markets and distributes its products through networks of distributors, independent sales agencies and representatives, and electrical supply companies.

On March 8, 2013, Lighting Integration Technologies, LLC (“LIT”), a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions, Inc. (“Elite”). LIT is headquartered in Palm Beach Gardens, Florida.

On August 22, 2013, the Company purchased all the equity interests of Relume Technologies, Inc. (“Relume”) pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013. Relume is headquartered in Oxford Township, Michigan.

On November 15, 2013, the Company completed the acquisition of Tri-State DE LLC (“Tri-State”), a distributor of Seesmart products. Tri-State is headquartered in Greenwich, Connecticut.

On April 17, 2014, the Company completed the acquisition of Value Lighting Inc. and certain affiliates (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia, Dallas, Texas, Houston, Texas and Beltsville, Maryland.

The Company’s operations comprise two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures reportable segment includes the Seesmart business, including the Array business, as well as the Relume, LIT and Tri-State businesses. The LED signage and lighting strips reportable segment is comprised of the Lumificient business. Effective January 1, 2014 the Media business of Relume, included in the LED replacement lamps and fixtures segment since the acquisition of Relume, was transferred to Lumificient and is now included in the LED signage and lighting strips segment.

Liquidity—At March 31, 2014, the Company has cash on hand of approximately $1.0 million. For the three months ended March 31, 2014 and 2013, the Company reported negative cash flows from operations of $3.9 million and $5.0 million respectively. Cash used for operations for the quarter ended March 31, 2014 and 2013 included $0.1 million and $0.8 million paid for acquisition related costs and severance and related costs, respectively. For the year ended December 31, 2013, the Company used cash for operations of approximately $8.1 million, which included approximately $3.5 million cash paid for acquisition related costs and severance and transition costs.

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the quarter ended March 31, 2014, the Company borrowed $3.5 million from affiliates of its controlling shareholder for general corporate purposes. In April 2014, the Company borrowed an additional $11.8 million from affiliates of its controlling stockholder, including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting and certain related expenses and $1.0 million for general corporate purposes. At March 31, 2014, the Company had negative working capital of approximately $1.9 million, excluding cash and cash equivalents of $1.0 million compared to negative working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.8 million at December 31, 2013. The Company expects continuing financial support from its controlling stockholder.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support from our controlling stockholder. The Company believes it has adequate resources and continued access to financial sources to meet its cash requirements in the foreseeable future. However, there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. In addition, there can be no assurance additional capital will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

Principles of consolidation—The condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries, Lumificient, Seesmart, Relume, LIT and Tri-State. Significant inter-company accounts and transactions have been eliminated.

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

Warranties and product liability—The Company’s products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the three months ended March 31, 2014, and 2013 are as follows:

(in thousands)	2014	2013
Warranty liability, January 1	$597	$346
Provisions for current year sales	46	119
Current period claims	(71)	(40)

Warranty liability, March 31	$572	$425

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $1,008,000 and $1,757,000 at March 31, 2014 and December 31, 2013, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The fair value of assets and liabilities accrued in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

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

Beneficial conversion and warrant valuation—In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options” the Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt or preferred stock instruments that have conversion features at fixed rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value is generally calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. If certain other securities, such as warrants, are issued with the convertible security, the proceeds are allocated among the different components. The portion of the proceeds allocated to the convertible security is divided by the contractual number of the conversion shares to determine the effective conversion price, which is used to measure the BCF. The effective conversion price is used to compute the intrinsic value. The value of the BCF is limited to the basis that is initially allocated to the convertible security.

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the periods indicated.

(in thousands)	2014	2013
Allowance for doubtful accounts, January 1	$210	$57
Additions	29	—
Write-offs	(4)	—

Allowance for doubtful accounts, March 31	$235	$57

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

Intangible assets and goodwill—Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Income taxes—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

No provision for income taxes has been recorded for the three months ended March 31, 2014 and 2013 since the tax benefits of the losses incurred have been substantially offset by a corresponding increase in the deferred tax valuation allowance.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. No options were granted during the three months ended March 31, 2014 and 2013.

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

Loss per share—Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. At March 31, 2014 and March 31, 2013, the Company had 22,066,054 and 24,389,401 common equivalent shares, respectively, which may be issued, primarily pursuant to convertible securities, that were not included in the computation of loss per share the three months ended March 31, 2014 and 2013 because the effect would have been anti-dilutive.

Major customers—Revenues from a group of related customers represented approximately 72% of the Company’s revenue for the three months ended March 31, 2013.

Major suppliers—The Company made purchases from one supplier representing approximately 16% of total net purchases for the three months ended March 31, 2014.

2.	ACQUISITIONS:

Tri-State—On November 15, 2013 the Company completed the acquisition of Tri-State, a distributor of Seesmart products, for cash at closing of approximately $1.8 million (including a preliminary working capital adjustment), an obligation to pay an additional $1.5 million in cash in six months bearing interest at 5% annually, 543,052 shares of common stock valued at approximately $1.6 million, of which one half were issued at closing, and an obligation to issue up to 365,628 additional shares contingent on Tri-State achieving specified revenue targets within one year following the acquisition date, which has been initially valued at approximately $0.9 million. Under the terms of the agreement, the Company acquired Tri-State debt free and cash free. The Company acquired Tri-State for its management team, its client base in New York, New Jersey and Connecticut and operational and business development synergies. The purchase price exceeds the fair value of the tangible assets acquired and reflects the expected growth of the business.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Tri-State acquisition. The purchase price is subject to adjustment based on the closing working capital; however, such adjustment is not expected to be material. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Accounts receivable	$468
Inventory	310
Goodwill	2,811
Customer relationships	1,680
Non-compete agreements	480
Other intangibles	738
Other assets	38

Assets acquired	6,525

Accounts payable	440
Accrued liabilities	208
Other current liabilities	80

Liabilities assumed	728

Preliminary purchase price	$5,797

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

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Relume acquisition. During the three months ended March 31, 2014, the Company recorded a provision for unfavorable unconditional purchase commitments for inventory components of $0.45 million and in accordance with the relevant standard, retroactively adjusted the goodwill. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Cash	$61
Accounts receivable	851
Inventory	1,935
Goodwill	8,624
Technology	2,020
Trademarks	1,200
Customer relationships	680
Other assets	838

Assets acquired	16,209

Accounts payable	2,574
Accrued liabilities	1,891
Other current liabilities	26
Capital lease obligations	110

Liabilities assumed	4,601

Preliminary purchase price	$11,608

All of the goodwill initially was included in the LED replacement lamps and fixtures reportable segment. Effective January 1, 2014, as a result of transferring the Relume’s Media business to Lumificient, goodwill of $1.4 million was allocated to the LED signage and lighting strips reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

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

On October 9, 2013, the Company notified Elite LED Solutions, Inc. of the termination of the sales consulting agreement and, accordingly, cancelled the 850,000 unvested shares of common stock. As a result, no stock based compensation expense has been recognized related to these shares.

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

3.	Common Stock:

On March 8, 2013, the Company, entered into, and closed, an investment agreement with Great American Insurance Company and Great American Life Insurance Company (collectively, the “Investors”), each a wholly owned subsidiary of American Financial Group, Inc. The Company issued to each Investor 2,136,752 shares of the Company’s common stock for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the investment are to be used for general corporate and working capital purposes. In connection with the investment, the Company agreed to grant the Investors certain tag-along registration rights with respect to the common stock issued to the Investors. In connection with the investment, the Company paid $100,000 in cash and issued 42,735 shares of common stock as a finder’s fee for the transaction

4.	Inventories:

Inventories consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Raw materials	$4,449	$4,450
Finished goods	2,105	2,227

	6,554	6,677
Less: inventories reserve	(1,690)	(1,708)

Net inventories	$4,864	$4,969

5.	Intangible Assets:

At March 31, 2014, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(136)	$132
Trademarks	6,034	(743)	5,291
Customer relationships	10,643	(1,474)	9,169
Customer contracts	1,877	(1,627)	250

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology	2,020	(121)	1,899
Favorable lease	218	(8)	210
Non-compete agreements	480	(30)	450
Product certification and licensing costs	61	(49)	12

	$21,601	$(4,188)	$17,413

As of March 31, 2014, amortization expense on intangible assets for the next five years is estimated as follows:

(in thousands)	2014	2015	2016	2017	2018
Patents	$23	$23	$23	$23	$23
Trademarks	399	211	211	211	211
Customer relationships	792	943	943	943	903
Customer contracts	42	56	56	56	42
Technology	211	211	211	211	211
Favorable Lease	22	22	22	22	22
Non-compete agreement	80	80	80	80	80
Product certification and licensing costs	11	1	—	—	—

Total	$1,580	$1,547	$1,546	$1,546	$1,492

6.	Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 is presented below. The balance at December 31, 2013 has been retroactively increased by approximately $0.45 million as a result of the valuation adjustment described in Note 2.

(in thousands)	LED Replacement Lamps and Fixtures	LED Signage and Lighting Strips	Total
January 1, 2014	$21,523	$—	$21,523
Transfer of Relume’s Media business	(1,453)	1,453	—

Balance, March 31,2014	$20,070	$1,453	$21,523

Accumulated Balances:
Goodwill	$22,059	$1,860	$23,919
Accumulated impairment losses	(1,989)	(407)	(2,396)

Balance, March 31, 2014	$20,070	$1,453	$21,523

7.	Preferred Stock:

At March 31, 2014, the Company is authorized to issue 5,000,000 shares of preferred stock.

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

On December 20, 2012, the Company entered into an investment agreement (the “Series C Investment Agreement”) with RVL, and closed the transactions contemplated by the Series C Investment Agreement (the “Series C Investment”). The Company issued to RVL 10,000 shares of the Series C Preferred Stock, for cash of $10 million (the “Series C Investment”). The proceeds from the Series C Investment were used to fund the Seesmart acquisition , to pay fees and expenses in connection with the Series C Investment Agreement and the Seesmart Merger Agreement, and for working capital purposes.

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

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Preferred Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the three months and the year ended March 31, 2014 and December 31, 2013, the Company accrued dividends of approximately $250,000 and $1,014,000, respectively.

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

During 2013, the shares of Series D Preferred Stock were converted into shares of common stock in accordance with their terms. Accordingly as of March 31, 2014 and December 31, 2013, no shares of Series D Preferred Stock remain outstanding.

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

Each share of Series E Preferred Stock shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Series E Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional shares of Series E Preferred Stock or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three months and year ended March 31, 2014 and December 31, 2013, the Company accrued dividends of $63,000 and $218,000, respectively.

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

Each share of Series F Preferred Stock shall be entitled to receive dividends (the “Series F Dividend”) payable at a rate per annum of 7% of the Series F Stated Value then in effect (the “Series F Dividend Rate”). Such dividends shall be payable in cash or in kind; provided that the Company shall not pay Series F Dividends in kind through the issuance of any shares of Series F Preferred Stock to the extent that such issuance would require prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance shall make such dividend payment in cash. To the extent funds are legally available and the Company is not contractually prohibited from paying such Series F Dividend, the Series F Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series F Shares or in cash. To the extent the Company is unable to pay any Series F Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series F Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Series F Dividend Rate. Such unpaid Series F Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series F Dividend, as applicable. Additionally, the Series F Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the three months and year ended March 31, 2014 and December 31, 2013, the Company accrued Series F Dividends of $87,000 and $129,000, respectively.

The Company has classified the Series F Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series F Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series F Preferred Stock is not clearly and closely related to a debt-type host. However, it meets the criteria for classification as equity, and accordingly has not been separated from the host instrument. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series F Preferred Stock holds the majority of the Company’s voting rights; accordingly the preferred stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was less than the Series F Conversion Price, the Company has not recognized a BCF.

Liquidation Preferences—The following summarize the order of seniority of liquidation preference:

1.	Series F preferred stock

2.	Series E preferred stock

3.	Series C preferred stock

4.	Series B preferred stock

8.	Stock-Based Compensation:

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares reserved for issuance thereunder to 670,000. During 2008, the 2003 Plan was further amended to increase the number of shares reserved for issuance to 810,000. During 2010, the 2003 Plan was further amended to increase the number of shares reserved for issuance thereunder to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of ten years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company has granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. As of March 31, 2014, 406,353 shares of common stock were vested and exercisable under the 2003 Plan, while 667 shares remained unvested. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The Board has determined that no awards will be made pursuant to the 2003 Plan in the future.

The following table summarizes activity in the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2013	381,170	706,803	$4.27
Options granted at market	—	—	—
Options exercised	108,146	(108,146)	2.45
Options forfeited or expired	191,637	(191,637)	4.76

Balance, December 31, 2013	680,953	407,020	$4.52
Options granted at market	—	—	—
Options exercised	—	—	—
Options forfeited or expired	—	—	—

Balance, March 31, 2014	680,953	407,020	$4.52

No options were granted or exercised during the three months ended March 31, 2014 and 2013. The aggregate intrinsic value of the outstanding exercisable options at March 31, 2014 and December 31, 2013 was $51,000 and $98,000, respectively.

At the stockholder meeting on May 15, 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 2,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Through March 31, 2014, no stock options have been awarded under the plan. Stock awards typically vest over three years but vesting periods for non-employees may vest for longer periods or based on the achievement of performance goals.

The weighted average term of employee restricted stock is three years. During the year ended December 31, 2013, the Company issued 1,257,500 restricted shares under the 2013 Plan to employees and non-employee service providers of which 26,000 were forfeited. The weighted average grant date fair value for shares issued in 2013 was $1.94 per share. During the three months ended March 31, 2014 36,000 shares were forfeited and none were issued. At March 31, 2014, 804,500 shares are available for issuance under the 2013 Plan. Unrecognized compensation expense for employee restricted stock grants outstanding at March 31, 2014 and December 31, 2013 amounted to $844,620 and $1,019,000, respectively. Stock-based compensation expense for employees recognized in the accompanying statements of operations for the three months ended March 31, 2014, and 2013 was $104,000 and $32,000, respectively. Stock-based compensation recorded with respect to non-employee service providers during the three months ended March 31, 2014 and 2013 was $28,000 and $161,000.

9.	Related Party Transactions:

Financings—In February 2014 the Company entered in an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the company borrowed $3.5 million for general corporate purposes. The borrowing bears interest at 9% annually and matures on April 1, 2015. The Company has the option to prepay the note at any time without penalty. In April 2014 the Company borrowed an aggregate of $11.8 million from affiliates of its controlling stockholder pursuant to two separate notes that bear interest at 9% annually. One note for $1.0 million matures on April 1, 2015. The second note for approximately $10.8 million matures on the earliest of April 1, 2015 or the date on which the Company receives proceeds from any debt, factoring or other similar facility or equity securities in the commercial banking, private placement or public markets. The Company has accrued interest of $30,000 at March 31, 2014 on debt outstanding at such date.

Investment Agreements—The Company has entered into four separate investment agreements with RVL, an affiliate of Aston and the Company’s Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, C, E and F Convertible Preferred stock for cash aggregating approximately $26 million. The terms of the Series B, C, E and F Convertible Preferred stock are describe in note 7 of the financial statements. In addition, in 2013 an affiliate of RVL purchased 75,000 shares of common stock from the Company for $192,000 at the closing market price of the stock on the date purchased.

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

Management Agreement—On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided. In April 2014 the Audit Committee approved a grant of 300,000 shares of restricted stock vesting in three annual increments.

Relocation of Corporate Headquarters—During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. The Company pays L-1 $21,355 monthly, representing it’s proportionate share of the space under the underlying lease. Costs allocated to the Company amounted to $92,000 and $68,000 for the three months ended March 31, 2014 and 2013. Amounts due to Aston at March 31, 2014 amounted to $428,000.

RVL Transaction Fees—Pursuant to the Series E and Series F Investment Agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the year ended December 31, 2013, the Company incurred $33,000 related to these costs. Pursuant to the Series B and C investment agreements with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investments. For the year ended December 31, 2012, the Company incurred $343,000 related to these costs.

10.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: LED replacement lamps and fixtures and LED signage and lighting strips. The LED replacement lamps and fixtures reportable segment includes the Seesmart operating segment, the Relume operating segment, the LIT operating segment and the Tri-State operating segment, each of which are also reporting units. Effective January 1, 2014 the Media business of Relume (acquired August 2013), included in the LED replacement lamps and fixtures reporting segment since the acquisition of Relume, has been transferred to Lumificient and is now included in the LED signage and lighting strip segment . The LED signage and lighting strips segment is comprised of the Lumificient operating segment, which is also a reporting unit. Financial information relating to the reportable operating segments for the three months ended March 31, 2014 and 2013 is presented below:

	Three Months Ended March 31,
	2014	2013
Revenues from external customers:
LED replacement lamps and fixtures	$4,013	$5,461
LED signage and lighting strips	939	850

Total revenues from external customers	$4,952	$6,311

Segment (loss) income:
LED replacement lamps and fixtures	$(1,798)	$60
LED signage and lighting strips	(210)	(70)

Segment (loss) income	(2,008)	(10)
Unallocated amounts:
Corporate expenses	(1,404)	(2,139)
Change in fair value of embedded derivative	—	(3,169)

Interest expense	(87)	—

Taxes	(29)
Other income (expense)	21	—

Loss from continuing operations	$(3,507)	$(5,318)

LED replacement lamps	$466	$924
LED signage and lighting strips	85	59

Segment depreciation and amortization	551	983
Corporate depreciation and amortization	3	5

Total depreciation and amortization	$554	$988

Segment assets on the dates indicated comprise the following:

	March 31, 2014	December 31, 2013
LED Replacement lamps and fixtures	$49,855	$50,578
LED signage and lighting strips	7,067	6,960

	56,922	57,538
Elimination of intercompany receivables	(6,564)	(14,231)
Corporate assets, principally cash	239	8,955

	$50,597	$52,262

11.	Contingencies:

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters. The Company is not a party to any material legal proceeding.

12.	Financings:

On October 24, 2013 a subsidiary of the Company entered into a loan and finance agreement with a financial institution pursuant to which the subsidiary can borrow up to 85% against eligible accounts receivable as defined in the agreement up to a maximum of $1.5 million. On January 31, 2014 the company entered into similar loan and finance agreement with the same institution pursuant to which another subsidiary can borrow up to 85% against eligible accounts receivables up to a maximum of $0.5 million. Borrowings under the arrangements bear interest at a rate of 1.75% above the prime rate reported by the Wall Street Journal but not less than 5%. The company is also obligated to pay an annual fee of 1% of the maximum amount that may be borrowed under the arrangement as well a monthly maintenance fee of 0.5 % on the higher of monthly average outstanding principal balance or a specified minimum and certain other fees. The borrowings are repaid as the receivables are collected, are collateralized by specified assets of the subsidiaries and are guaranteed by Revolution. Under the terms of the agreement the subsidiaries are prohibited from paying dividends and making distributions to the Company. Borrowings outstanding as of March 31, 2014 and December 31, 2013 amount to approximately $0.7 and $0.9 million and are included in accrued liabilities in the accompanying condensed balance sheet.

13.	Subsequent Events:

On April 17, 2014, the Company completed the acquisition of all the equity interests of Value Lighting, a supplier of lighting solutions in the multifamily housing sector and new construction. The purchase consideration consisted of cash of $10.6 million, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock (approximately $24.9 million based on the closing price at the closing date) million in four installments at six, twelve, eighteen and twenty four months, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a maximum of $11 million, if certain revenue and EBITDA targets are achieved by Value Lighting for 2014 and 2015. This acquisition was financed, in part, through the issuance of a promissory note payable as described in Note 1. The Company acquired Value Lighting for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, operational and business development synergies.

Due the timing of the acquisition the Company has not completed the valuation of the common stock to be issued, the contingent consideration, and of the assets and liabilities acquired, the initial accounting for the acquisition is incomplete. Accordingly, pro forma revenue and net loss has not been provided. The Company expects to provide such information at the time it files the form 8-K/A related to acquisition

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013. All references in this report on Form 10-Q to “Revolution,” “Revolution Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Revolution Lighting Technologies, Inc. and our consolidated subsidiaries.

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital, as needed if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	a substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies;

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions;

•	the risk that demand for our LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•	a group of related entities accounted for 62% of our revenue in the quarter ended March 31, 2013 and a failure to obtain similar large orders in future quarters could adversely affect our financial results;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies and Seesmart Technologies, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.

Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

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

On December 20, 2012, we acquired Seesmart, headquartered in Simi Valley, California. With the acquisition of Seesmart, we targeted the commercial segment sales channel, moving away from the big box store model we previously pursued. Seesmart is a leading LED solutions provider with a range of solutions serving the commercial lighting market. Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. Revolution’s other businesses are also leveraging Seesmart’s distribution network.

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

On April 17, 2014, we completed the acquisition of Value Lighting and certain of its affiliates that supply lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia; Dallas, Texas; Beltsville, Maryland; and Houston, Texas.

Results of Operations

Revenue

Revenue is derived from sales of our advanced lighting products. These products include of solid-state LED replacement lamps, lighting systems and controls. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

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

Gross Profit

Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We sometimes use the term of direct gross margin, which we define as revenue less direct material costs.

Operating Expenses

Operating expenses consist primarily of salaries and associated costs for employees in sales, engineering, finance, and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation.

Summary of Results

For the three months ended March 31, 2014, the Company reported revenues of approximately $5.0 million and a net loss of approximately $3.5 million compared to revenues of approximately $6.3 million and a net loss of approximately $5.3 million for the corresponding period in 2013. The 2014 results reflect the acquisitions of the Seesmart, Relume and LIT businesses that were acquired in December 2013, August 2013 and March 2013, respectively. The Company’s reported net losses for the quarters ended March 31, 2014 and 2013 include the following:

(in millions)	March 31, 2014	March 31, 2013
Change in fair value of embedded derivative	$—	$(3.2)
Gain on bargain purchase of business	—	0.7
Severance and transition costs	(0.1)	(0.9)
Acquisition related costs	(0.4)	(1.1)
Depreciation and amortization	(0.6)	(1.0)
Interest expense	(0.1)	—
Stock compensation	(0.1)	(0.2)

Total	$(1.3)	$(5.7)

The change in fair value of the embedded derivative relates to the Series E Preferred Stock (see Note 7 to the financial statements). For the period from its issuance on February 21, 2013 to its modification on May 14, 2013, the Company recorded the changes in fair value of the embedded derivative in earnings. Following the modification, the Company ceased to record changes in fair values of the embedded derivative in earnings and reclassified the carrying amount of the embedded derivative liability to equity. The recorded changes in fair value of the derivative are principally related to the increases in the market value of the Company’s common stock.

The results for the three months ended March 31, 2013 reflected the revenue impact of the fulfillment of several large orders from a group of related customers. The timing of revenues recognized from large orders, if any, could have a material impact on the results of operations in any individual future period.

Three Months Ended March 31, 2014 and 2013

Revenue (in thousands)

	Three Months Ended March 31,
	2014	2013
LED lamps	$4,013	$5,461
Lumificient	939	850

Total	$4,952	$6,311

Total revenue for the three months ended March 31, 2014 decreased approximately $1.3 million, to approximately $5.0 million as compared to approximately $6.3 million for the three months ended March 31, 2013. The three months ended March 31, 2013 reflect the fulfillment of several large orders that did not reoccur in 2014. Revenues was also negatively impacted by inclement weather in several key regions in which the Company operates. Revenues from LED lamps primarily represent sales of Seesmart, LIT and Relume, which were acquired in December 2012, March 2013 and August 2013, respectively.

Gross Profit (in thousands)

	Three Months Ended March 31,
	2014	2013
Revenue	$4,952	$6,311
Cost of sales	3,294	3,650

Gross profit	$1,658	$2,661

Gross margin %	33%	42%

Gross profit for the three months ended March 31, 2014 was approximately $1.7 million, or 33% of revenue, as compared to gross profit of approximately $2.7 million, or 42% of revenue, for the corresponding period in 2013. The decrease in gross margin reflects the impact of larger profitable orders recorded in the three months ended March 31, 2013, which did not reoccur in 2014.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative:
Severance and transition costs	$81	$805
Acquisition and other related expenses	364	1,055
Amortization and depreciation	554	988
Stock based compensation	132	192
Other selling, general and administrative	3,435	2,053
Research and development	504	459

Total operating expenses	$5,070	$5,552

Selling, general and administrative (SG&A) expenses were approximately $5.1 million for the quarter ended March 31, 2014, compared to approximately $5.6 million for the same period in 2013, a decrease of approximately $0.5 million, or 10%. The first quarter of 2013 includes severance, transition and acquisition related costs of approximately $1.9 million, compared to $0.4 million in 2014 Company’s. The Company incurred non-cash amortization and stock based compensation expense of approximately $0.6 million for the three months ended March 31, 2014, a decrease of approximately $0.4 from the same period in 2013. Other SG&A increased approximately $1.4 million, or 67%, primarily as a result of the acquisitions of Relume.

Research and development costs increased by 10%, to approximately $0.5 million during the three months ended March 31, 2014, compared to the same period in 2013 primarily as a result of the acquisition of Relume.

Non-operating Income (Expense)

	Three Months Ended March 31,
	2014	2013
Change in fair value of embedded derivative	$—	$(3,169)
Gain on bargain purchase of business	—	742
Interest expense	(87)	—
Other expense	(8)	—

Total non-operating expense, net	$(95)	$(2,427)

In connection with the acquisition of Elite, the Company recognized a bargain purchase gain in 2013.

The change in fair value relates to the embedded conversion feature on the Series E Preferred Stock. We have modified the terms of our Series E Preferred Stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future.

Income Taxes

No provision for income taxes has been recorded for the three months ended March 31, 2014 and 2013 since the tax benefits of the losses incurred have been substantially offset by a corresponding increase in the deferred tax valuation allowance.

Net Loss

The net loss for the three months ended March 31, 2014 and 2013 was approximately $3.5 million and $5.3 million, respectively. The net loss attributable to common stockholders for the three months ended March 31, 2014 and 2013 was approximately $3.9 million and $7.8 million, respectively and includes the effects of the accretion to redemption value of the Series E Preferred Stock and accrual of preferred stock dividends. Basic and diluted loss per common share attributed to common stockholders was $0.05 and $0.11 for the three months ended March 31, 2014 and 2013, respectively.

Liquidity, Capital Resources and Cash Flows

At March 31, 2014, the Company has cash on hand of approximately $1.0 million. For the three months ended March 31, 2014 and 2013, the Company reported negative cash flows of $3.9 million and $5.0 million respectively. Cash used for operations for the quarter ended March 31, 2014 and 2013 included $0.1 million and $0.8 million, respectively paid for acquisition related costs and severance and related costs. For the year, ended December 31, 2013 the Company used cash for operations of approximately $8.1 million, which include approximately $3.5 million cash paid for acquisition related costs and severance and transition costs.

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the quarter ended March 31, 2014, the Company borrowed $3.5 million from affiliates of its controlling shareholder for general corporate purposes. In April 2014, the Company borrowed an additional $11.8 million from affiliates of its controlling stockholder, including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting and certain related expenses and $1.0 million for general corporate purposes. At March 31, 2014, the Company had negative working capital of approximately $1.9 million, excluding cash and cash equivalents of $1.0 million compared to negative working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.8 million at December 31, 2013. The Company expects continuing financial support from its controlling stockholder.

The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support from our controlling stockholder. The Company believes it has adequate resources and continued access to financial sources to meet its cash requirements in the foreseeable future. However, there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. In addition, there can be no assurance additional capital will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

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

Cash Flows

Net cash used in operating activities for the three months ended March 31, 2014 decreased by approximately $1.1 million, to approximately $3.9 million for the three months ended March 31, 2014, as compared to approximately $5.0 million for the three months ended March 31, 2013. The net loss, adjusted for non-cash items was, $2.9 million in 2014 compared to $1.7 million in 2013. The timing of collections and payments and the changes in assets and liabilities adversely impacted cash flow by $1.0 million and $3.3 million in 2014 and 2013, respectively.

Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was approximately $0.1 million and $3.3 million, respectively. The decrease in cash used in investing activities is primarily the result of cash used for acquisitions in the three months ended March 31, 2013.

Net cash provided by financing activities decreased by approximately $6.5 million for the three months ended March 31, 2014 as compared to the same period in 2013. In 2013, we issued the $10.0 million in equity securities to fund our acquisitions and working capital, of which $5 million was provided by RVL. In 2014 we repaid $0.3 million under the receivable financing facility and borrowed $3.5 million from an affiliate of our controlling stockholder.

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2014:

	Payments due by period
(in thousands)	2014	2015 - 2016	2017 - 2018
Operating lease obligations	$351	$613	$122
Purchase price obligations	1,553	858	—
Debt	1,054	3,577	—

Total	$2,958	$5,048	$122

Purchase Price Obligations

On December 20, 2012, Revolution purchased all the shares of Seesmart Technologies, Inc. for consideration in cash and stock. Under the merger agreement, the Company agreed to distribute the consideration to Seesmart Technologies, Inc.’s stockholders. As this required the Company to obtain current information from Seesmart Technologies, Inc.’s stockholders, not all of the consideration was distributed at closing. As of March 31, 2014, all the merger consideration has been distributed except for unfunded cash escrow amounts.

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

The company has debt outstanding under a receivable financing facility which bears interest at prime (5%) at March 31, 2014. Also the Company borrowed $3.5 million from an affiliate of its controlling stockholder which bears interest at 9%

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its receivable financial facility pursuant to which it may borrow up to $1.5 million, which bears interest at a variable rate based on the prime rate.

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

There was no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II

Item 1. Legal Proceedings

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities Exchange Commission on March 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2014, by and among Revolution Lighting Technologies, Inc., Value Merger Sub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC, and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2014)

10.1	Promissory Note, dated as of February 25, 2014, between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference from our Annual Report on Form 10-K filed on March 14, 2014)

10.2	Promissory Note, dated as of April 4, 2014, between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2014)

10.3	Promissory Note, dated as of April 17, 2014, between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2014)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on May 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 12, 2014
Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: May 12, 2014
Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)