Form 10-Q
period 2014-06-30
Revolution Lighting Technologies, Inc.
filed 2014-08-07
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of Common Stock, $.001 par value, outstanding on July 31, 2014: 82,620,844 shares

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

		Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2014 and 2013	4

		Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity for the Year Ended December 31, 2013 and the Six months Ended June 30, 2014	5

		Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2014 and 2013	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	35

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	37

SIGNATURES			38

EXHIBITS

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,702	$1,757
Trade accounts receivable, less allowance for doubtful accounts of $213 and $210	15,545	4,353
Inventories	14,359	4,969
Other assets	2,495	743

Total current assets	34,101	11,822
Property and equipment:
Property and equipment	1,948	1,308
Accumulated depreciation and amortization	(754)	(551)

Net property and equipment	1,194	757
Goodwill	38,457	21,498
Intangible assets, less accumulated amortization of $5,495 and $3,732	35,799	17,869
Other assets, net	515	291

	$110,066	$52,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,763	$6,109
Accrued liabilities	3,571	2,553
Accrued compensation and benefits	1,581	1,077
Deferred revenue	1,002	960
Customer deposits	1,004	132
Other current liabilities	1,660	860
Purchase price obligations – current	6,361	1,927

Total current liabilities	28,942	13,618
Purchase price obligation – noncurrent	4,187	960
Deferred revenue – noncurrent	189	130
Notes payable to affiliates of controlling stockholder	5,669	—
Dividends payable	547	1,044
Other liabilities	570	63

Total liabilities	40,104	15,815
Commitments and contingencies
Temporary Equity:
Series E Redeemable convertible preferred stock $.001 par value, aggregate liquidation preference of $5,344 and $5,218, 10 shares authorized, 5 issued and outstanding at June 30, 2014 and December 31, 2013	5,877	5,738
Series F Redeemable convertible preferred stock, $.001 par value, aggregate liquidation preference of $5,128, 10 shares authorized, 5 issued and outstanding, all at December 31, 2013	—	5,228

Series G redeemable convertible preferred stock, $.001 par value, aggregate liquidation preference of $18,000, 18 shares authorized, 18 issued and outstanding at June 30, 2014	18,900	—

Total temporary equity	24,777	10,966

Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,740 and $11,014, 25 shares authorized, 10 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	10,964	9,936
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $0.02; 1,000 shares authorized, two issued and outstanding	—	—
Common stock, $.001 par value, 150,000 shares authorized, 82,620 and 82,095 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	83	82
Additional paid-in capital	102,409	82,549
Accumulated deficit	(68,271)	(67,111)

Total stockholders’ equity	45,185	25,456

	$110,066	$52,237

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$17,517	$7,357	$22,459	$13,669
Cost of sales	11,954	3,772	15,293	7,423

Gross profit	5,563	3,585	7,166	6,246

Operating expenses:
Selling, general and administrative:
Severance and transition costs	189	173	271	978
Acquisition related expenses	65	520	429	1,575
Amortization and depreciation	1,525	1,028	2,079	1,977
Stock based compensation	229	509	361	701
Other selling, general and administrative	6,254	2,352	9,695	4,444
Research and development	474	320	978	780

Total operating expenses	8,736	4,902	13,813	10,455

Operating loss	(3,173)	(1,317)	(6,647)	(4,209)

Non-operating income (expense):
Change in fair value of embedded derivative	—	(3,821)	—	(6,990)
Gain on bargain purchase of business	—	—	—	743
Interest expense	(372)	—	(459)	—
Other income (expense)	(9)	3	(18)	3

Total non-operating expense, net	(381)	(3,818)	(477)	(6,244)

Loss before taxes	$(3,554)	$(5,135)	$(7,124)	$(10,453)

Deferred income tax benefit	5,964	—	5,964	—

Net income (loss)	$2,410	$(5,135)	$(1,160)	$(10,453)

Accrual of preferred stock dividends	404	316	804	593
Accretion to redemption value of Series E, F and G preferred stock	906	6	913	2,177

Net income (loss) attributable to common stockholders	$1,100	$(5,457)	$(2,877)	$(13,223)

Net income (loss) per common share attributable to common stockholders – Basic	$0.01	$(0.07)	$(0.03)	$(0.18)

Net income (loss) per common share attributable to common stockholders – Diluted	$0.01	$(0.07)	$(0.03)	$(0.18)

Weighted average shares outstanding – Basic	89,086	77,286	85,379	74,488

Weighted average shares outstanding – Diluted	110,130	77,286	85,379	74,488

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2013	21	10,880	70,213	70	60,036	(50,290)	20,696	—
Exercise of stock options	—	—	108	—	265	—	265	—
Stock-based compensation for employees	—	—	191	—	302	—	302	—

Stock-based compensation for non-employees	—	—	—	—	507	—	507	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,999
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,968
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,360)	—	(1,360)	346
Embedded Conversion Liability	—	—	—	—	8,626	—	8,626	(1,637)
Issuance of Series D convertible preferred stock	1	62	—	—	—	—	62	—
Conversion of preferred stock to common stock	(12)	(1,006)	1,712	1	1,005	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,290)	—	(2,290)	2,290
Issuance of common stock for cash, net of issuance costs	—	—	4,348	5	5,064	—	5,069	—
Issuance of restricted common stock for services	—	—	1,084	1	(1)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,993	2	1,293	—	1,295	—
Issuance of common stock for acquisition – Relume	—	—	2,174	2	7,303	—	7,305	—
Issuance of common stock for acquisition – Tri-State	—	—	272	1	809	—	810	—
Fees associated with issuances of common stock	—	—	—	—	(119)	—	(119)	—
Common stock to be issued	—	—	—	—	1,109	—	1,109	—
Net loss	—	—	—	—	—	(16,821)	(16,821)	—

Balance, December 31, 2013	10	$9,936	82,095	$82	$82,549	$(67,111)	$25,456	$10,966

Stock-based compensation for employees	—	—	—	—	337	—	337	—
Stock-based compensation for non-employees	—	—	—	—	23	—	23	—
Accretion of preferred stock to redemption value	—	—	—	—	(13)	—	(13)	13
Accrual of dividends on convertible preferred stock	—	—	—	—	(804)	—	(804)	302
Redemption Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G	—	—	—	—	(431)	—	(431)	18,431
Forfeiture of restricted stock	—	—	(43)	—	—	—	—	—
Accretion of Series G preferred stock to redemption value	—	—	—	—	(469)	—	(469)	469
Fees associated with issuances of common stock	—	—	—	—	(37)	—	(37)	—
Adjustment for shares issued for acquisition – Tri-State	—	—	(7)	—	—	—	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	374	—	375	—
Shares to be issued for acquisition – Value Lighting	—	—	—	—	20,908	—	20,908	—
Preferred stock issued as dividend	—	1,028	—	—	(28)	—	1,000	—
Net loss	—	—	—	—	—	(1,160)	(1,160)	—

Balance, June 30, 2014	10	$10,964	82,620	$83	$102,409	$(68,271)	$45,185	$24,777

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands, except per share data)
	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,160)	$(10,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	195	79
Amortization of intangibles	1,885	1,978
Gain on purchase of business	—	(743)
Change in fair value of contingent consideration	(205)	—
Deferred income tax benefit	(5,964)	—
Stock-based compensation	361	701
Change in fair value of embedded derivative	—	6,990
(Increase) decrease in:
Trade accounts receivable, net	(2,258)	(4,762)
Inventories	(226)	463
Other assets	128	(408)
Increase (decrease) in:
Accounts payable and accrued liabilities	(1,358)	1,836
Accrued compensation and benefits	263	236
Customer deposits	367	(1,151)
Deferred revenue	100	64

Net cash used in operating activities	(7,872)	(5,170)

Cash Flows from Investing Activities:
Acquisition of Seesmart	—	(3,350)
Acquisition of Elite LED Solutions	—	(500)
Acquisition of Value Lighting	(10,084)
Purchase of property and equipment	(228)	(14)

Net cash used in investing activities	(10,312)	(3,864)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	4,968

Proceeds from issuance of common stock, net of issuance costs	—	4,760
Fees related to issuance of common stock	(37)	—
Short-term borrowings	207	—
Proceeds of loans from affiliates of controlling stockholder	17,959	—
Proceeds from employee stock options	—	219

Net cash provided by financing activities	18,129	9,947

Net increase (decrease) in Cash and Cash Equivalents	(55)	913
Cash and Cash Equivalents, beginning of period	1,757	4,434

Cash and Cash Equivalents, end of period	$1,702	$5,347

Non-cash investing and financing activities:
Series D preferred stock issued for acquisition	—	63
Common stock issued for acquisition	20,908	1,295

Conversion of Series D Preferred Stock	—	1,006
Issuance of Series G preferred stock	18,000	—
Contingent consideration	7,919	872

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation—The accompanying condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. These condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and details of accounts that have not changed significantly in amount or composition.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014 or for any other future period.

Business—Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries (“Revolution” or the “Company”) design, manufacture, market and sell high-performance, commercial grade, light emitting diodes (“LED”) replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products, as well as conventional lighting products. The Company sells these products under the Value Lighting, Seesmart, Array, CMG, Lumificient and Relume brand names. The Company generates revenue by selling lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, multifamily real estate construction, hospitality, institutional, educational, healthcare and signage markets. The Company markets and distributes its products through networks of distributors, independent sales agencies and representatives, and electrical supply companies.

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

On April 17, 2014, the Company completed the acquisition of Value Lighting Inc. and certain of its affiliates (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia, Dallas, Texas, Houston, Texas and Beltsville, Maryland.

The Company’s operations comprise two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and the Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart business, the Relume business, the LIT business, the Tri-State business and the Value Lighting business. The Lighting Signage and Media reportable segment is comprised of the Lumificient business. Effective January 1, 2014 the Media business of Relume, included in the Lighting Fixtures and Lamps segment since the acquisition of Relume, was transferred to Lumificient and is now included in the Lighting Signage and Media reportable segment.

Liquidity—At June 30, 2014, the Company had cash on hand of approximately $1.7 million and current assets of $34.1 million. For the six months ended June 30 2014 and 2013, the Company reported negative cash flows from operations of approximately $7.9 million and approximately $5.2 million respectively. Cash used for operations for the six months ended June 30, 2014 and 2013 included $0.7 million and $2.6 million paid for acquisition related costs and severance and related costs, respectively. For the year ended December 31, 2013, the Company used cash for operations of approximately $8.1 million, which included approximately $3.6 million cash paid for acquisition related costs and severance and transition costs. At June 30, 2014, the Company had working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.7 million compared to negative working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.8 million at December 31, 2013. The improvement in working capital reflects the impact of the acquisition of Value Lighting and the impact of the financing transactions described below. At June 2014 the Company had long term debt of $5.7 million and short term debt of $1.1 million (included in other current liabilities.)

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the six months ended June 30, 2014, the Company borrowed $17.9 million from affiliates of its controlling shareholder for general corporate purposes including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting. On June 30, 2014, the Company issued Series G preferred stock of $18.0 million to affiliates of its controlling stockholder in exchange for notes payable of approximately $12.6 million, including accrued interest, and Series F preferred stock of $5.4 million, including accrued dividends. Subsequent to June 30, 2014, the Company exchanged outstanding borrowings at June 30, 2014 for a new consolidated note aggregating to $5.7 million bearing interest at 9% and maturing on April 1, 2016. Subsequent to June 30, 2014 affiliates of the controlling stockholder advanced $0.7 million to the Company.

The Company expects continuing support from its controlling stockholder and believes it has adequate resources to meet its cash requirements in the foreseeable future. The Company faces challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support from our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

Principles of consolidation—The condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries, Value Lighting, Lumificient, Seesmart, Relume, LIT and Tri-State. Significant inter-company accounts and transactions have been eliminated.

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

Revenue recognition—The Company recognizes revenue for its products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case-by-case basis. Pursuant to agreements with distributors, which provide the distributors with the rights to purchase and resell inventory, the Company receives upfront fees for ongoing support obligations during the term of the agreement. The Company amortizes such fees over the term of the contracts, which range from three to ten years. Unamortized distributor fees are included in deferred revenue in the accompanying consolidated balance sheets.

The Company from time to time enters into multiple element arrangements, primarily the delivery of products and installation services. The Company allocates the sales value to each element based on its best estimate of the selling price and recognizes revenues in accordance with the relevant standard for each element.

Sales taxes included in revenues for the three and six months ended June 30, 2014 and 2013 amounted to approximately $603,000 and $522,000, respectively.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the six months ended June 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Warranty liability, January 1	$597	$346
Provisions for current year sales	112	208
Current period claims	(120)	(87)

Warranty liability, June 30	$589	$467

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $1,702,000 and $1,757,000 at June 30, 2014 and December 31, 2013, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

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

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the periods indicated:

(in thousands)	2014	2013
Allowance for doubtful accounts, January 1	$210	$57
Additions	45	11
Write-offs	(42)	(6)

Allowance for doubtful accounts, June 30	$213	$62

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Property and equipment—Property and equipment are stated at cost or the estimated fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform goodwill impairment tests prior to scheduled annual impairment tests scheduled in the fourth quarter.

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

The Company applies the provisions of FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes”, and has not recognized a liability pursuant to that standard. In addition, a reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits since the date of adoption. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

The Company has provided a full valuation allowance related to income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”). The NOLs are subject to limitations under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has analyzed the limitations and their impact and has recognized deferred tax assets for those NOLs that are not subject to limitations. A December 31,2013 the Company recognized a full valuation allowance related to its net deferred tax assets, and the adjustments to the deferred tax assets related to the NOLs were offset by a corresponding adjustment to the valuation allowance.

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of $5.993 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the three months ended June 30, 2014.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. During the six months ended June 30, 2014, 52,500 options were granted on April 22, 2014: 35,000 were incentive stock options to employees and 17,500 were non-qualified stock options to consultants. The strike price is $3.02. The options vest annually over three years beginning April 22, 2015. The options have a 10-year expiry period, otherwise, options are terminated when an employee is terminated for cause or 3 months following when an employee ceases to be engaged by the Company. For the six months ended June 30, 2014, the Company computed expense for each group utilizing the following assumptions:

Six Months Ended June 30, 2014
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

Loss per share—Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the six months ended June 30, 2014 and June 30, 2013, the Company had 20.5 million and 22.4 million common equivalent shares, respectively, which may be issued, primarily pursuant to convertible securities, which were not included in the computation of loss per share at June 30, 2014 and 2013 because the effect would have been anti-dilutive. For the three months ended June 30, 2014 such common equivalent shares amounted to 0.3 million.

Recent accounting pronouncements—In May 2014 the financial Accounting Standards Board issued the standard “Revenue from Contracts with Customers” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. The standard is effective for annual periods beginning after December 31, 2016. Early adoption is not permitted. At this time, the Company has not determined the effect that this accounting pronouncement will have on its financial statements.

2.	Acquisitions:

Value Lighting—On April 17, 2014, the Company completed the acquisition of Value Lighting a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated to $39.3 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at six, twelve, eighteen and twenty-four months, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a total of $11 million preliminarily valued at $7.8 million, if certain revenue and EBITDA targets are achieved by Value Lighting for 2014 and 2015. The purchase price is subject to adjustment based on the closing working capital. The Company acquired Value Lighting for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, operational and business development synergies.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Value Lighting acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was allocated to intangible assets of approximately $19.8 million and goodwill of approximately $17.0 million. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Cash	$36
Accounts receivable	8,934
Inventory	9,162
Goodwill	16,959
Customer relationships	12,140
Trade names	4,930
Backlog	2,370
Non-compete agreements	260
Other intangibles	116
Other assets	2,987

Assets acquired	57,894

Accounts payable	8,919
Accrued liabilities	1,247
Other current liabilities	1,421
Other liabilities	1,000
Deferred income tax liability	5,993

Liabilities assumed	18,580

Preliminary purchase price	$39,314

The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is not expected to be deductible for income tax purposes.

In connection with the acquisition, Value Lighting formalized a leasing arrangement pursuant to which Value Lighting leased its warehouse in Marietta, Georgia from Aldean Properties LLC., an entity owned by the sellers. Since Aldean was not acquired by the Company, the terms of the lease were negotiated between the Sellers and the Company and approximate market rates. The lease does not include any residual value guaranties or purchase options.

The merger agreement provides for the sellers to indemnify the Company for undisclosed liabilities, including guarantees. Subsequent to the acquisition, the Company became aware that Value Lighting was a guarantor, together with the sellers individually, of debt encumbering the property with a carrying amount of approximately $2.4 million. There was no intention to have the Company assume the guarantee. Accordingly, the Company notified the sellers who executed an agreement jointly and severally indemnifying and holding Value Lighting and the Company harmless from and against any losses and expenses relating to the guarantee.

Tri-State—On November 15, 2013, the Company completed the acquisition of Tri-State, a distributor of Seesmart products, for cash at closing of approximately $1.8 million (including a preliminary working capital adjustment), an obligation to pay an additional $1.5 million in cash originally due in six months bearing interest at 5% annually, 543,052 shares of common stock valued at approximately $1.6 million, of which one half were issued at closing, and an obligation to issue up to 365,628 additional shares contingent on Tri-State achieving specified revenue targets within one year following the acquisition date, which has been initially valued at approximately $0.9 million. The deferred consideration payment obligation remains outstanding. Under the terms of the agreement, the Company acquired Tri-State debt free and cash free. The Company acquired Tri-State for its management team, its client base in New York, New Jersey and Connecticut and operational and business development synergies. The purchase price exceeds the fair value of the tangible assets acquired and reflects the expected growth of the business.

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

(in thousands)
Accounts receivable	$468
Inventory	310
Goodwill	2,786
Customer relationships	1,680
Non-compete agreements	480
Other intangibles	738
Other assets	38

Assets acquired	6,500

Accounts payable	440
Accrued liabilities	208
Other current liabilities	80

Liabilities assumed	728

Preliminary purchase price	$5,772

The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is expected to be deductible for income tax purposes. Goodwill was retroactively adjusted by $25,000 to reflect a working capital adjustment finalized in 2014.

Relume—On August 22, 2013 the Company purchased all the equity interests of Relume pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013 (the “Relume Merger Agreement”) for $5 million in cash (approximately $4.3 million net of an estimated working capital adjustment) and 2,174,000 shares of common stock valued at approximately $7.3 million based on the market price of the Company’s stock on the closing date. The purchase price is subject to further adjustment to the extent that the working capital (as defined in the merger agreement) at closing, which has not been finalized, differs from the amount specified in the agreement. Any such adjustment will result in a corresponding adjustment to the recorded goodwill. The cash portion of the merger consideration was funded from the proceeds of the issuance of Series F Senior Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) to RVL for $5 million in cash, of which approximately $0.7 million was retained for working capital purposes. Under the terms of the Relume Merger Agreement, the Company acquired the Relume business debt free, except for capital lease obligations.

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

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Relume acquisition. During the three months ended March 31, 2014, the Company recorded a provision for unfavorable unconditional purchase commitments for inventory components of $0.45 million and in accordance with the relevant standard, retroactively adjusted goodwill. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Cash	$61
Accounts receivable	851
Inventory	1,935
Goodwill	8,624
Technology	2,020
Trademarks	1,200
Customer relationships	680
Other assets	838

Assets acquired	16,209

Accounts payable	2,574
Accrued liabilities	1,891
Other current liabilities	26
Capital lease obligations	110

Liabilities assumed	4,601

Preliminary purchase price	$11,608

All of the goodwill initially was included in the Lighting Fixtures and Lamps reportable segment. Effective January 1, 2014, as a result of transferring the Relume’s Media business to Lumificient, goodwill of $1.4 million was allocated to the Lighting Signage and Media reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

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

The transaction has been accounted for as a business combination and the issuance of the common shares vesting over five years has been accounted for as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees.” The Company acquired the business primarily for the unfulfilled customer revenue contracts acquired and the estimated operating synergies expected to be realized with Seesmart. The following summarizes the purchase price allocation to the acquired assets::

(in thousands)
Customer revenue contracts	$1,599
Gain on bargain purchase	(743)

Preliminary purchase price	$856

The Company amortized the acquired contracts over the periods of the cash flows generated by the contracts. Substantially all the contracts were amortized in 2013.

Pro forma information—The following pro forma information gives effect to all the acquisitions described above as if they had been consummated on January 1, 2013 (in thousands):

	Year ended December 31, 2013	Six months ended June 30, 2014

Revenues	$80,609	$36,147

Operating Loss	(14,527)	(6,571)

Net loss	(24,398)	(2,178)

The pro forma results for the six months ended June 30, 2014 reflect pre acquisition transaction costs of $0.5 million incurred by Value Lighting’s sellers. The results for the year ended December 31, 2013 includes a pro forma charge of $2.3 million for amortization of the intangible assets related to acquired backlog of Value Lighting, which is not expected to reoccur after the first year following the acquisition, a gain on the bargain purchase of Elite of $0.7 million, as well as the following charges and credits directly related to the acquisition recorded by Relume: transaction costs of $0.4 million, change in control payments of $0.7 million, loss of extinguishment of debt of $4.2 million, and a gain of $1.5 million resulting from the deconsolidation of a subsidiary that filed a petition for liquidation under Chapter 7 of the Bankruptcy Code prior to the acquisition. Revenues and net loss of Value Lighting included in the results of operations for the three months ended June 30, 2014 were $11,277 and $21 respectively.

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

4.	Inventories:

Inventories consist of the following:

	June 30, 2014	December 31, 2013
Raw materials	$4,415	$4,450
Finished goods	11,575	2,227

	15,990	6,677
Less: reserves	(1,631)	(1,708)

Net inventories	$14,359	$4,969

5.	Intangible Assets:

At June 30, 2014, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$1,877	$(1,641)	$236
Customer relationships	22,760	(1,880)	20,880
Favorable lease	334	(25)	309
Non-Compete agreement	740	(68)	672
Patents	268	(142)	126
Product certification	61	(53)	8
Technology	1,953	(98)	1,855
Backlog	2,370	(697)	1,673
Trademarks / Trade Names	10,931	(891)	10,040

	$41,294	$(5,495)	$35,799

As of June 30, 2014, amortization expense on intangible assets for the next five years is estimated as follows:

(in thousands)	2014	2015	2016	2017	2018
Customer contracts	$28	$56	$56	$56	$42
Customer relationships	860	1,694	1,694	1,694	1,627
Favorable lease	37	74	48	22	22
Non-Compete agreement	76	152	152	141	80
Patents	12	23	23	23	23
Product certification	4	4	—	—	—
Technology	98	121	121	121	121
Backlog	1,394	279	—	—	—
Trademarks / Trade Names	364	690	690	690	690

Total	$2,873	$3,093	$2,784	$2,747	$2,605

6.	Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 is presented below. The balance at December 31, 2013 has been retroactively increased by approximately $430,000 as a result of the working capital adjustment related to Tristate and the provision for unfavorable purchase commitments related to Relume, as described in Note 2.

(in thousands)	Lighting Fixtures and Lamps	Lighting Signage and Media	Total

January 1, 2014	$21,498	$—	$21,498
Acquisition of Value Lighting	16,959	—	16,959
Transfer of Relume’s Media business	(1,463)	1,463	—

Balance, June 30, 2014	$36,994	$1,463	$38,457

Accumulated Balances:
Goodwill	$38,983	$1,870	$40,853
Accumulated impairment losses	(1,989)	(407)	(2,396)

Balance, June 30, 2014	$36,994	$1,463	$38,457

7.	Preferred Stock:

At June 30, 2014, the Company is authorized to issue 5 million shares of preferred stock.

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

Series C Preferred Stock—The Company has designated 25,000 shares of preferred stock as Series C Senior Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).

On December 20, 2012, the Company entered into an investment agreement (the “Series C Investment Agreement”) with RVL, and closed the transactions contemplated by the Series C Investment Agreement (the “Series C Investment”). The Company issued to RVL 10,000 shares of the Series C Preferred Stock, for cash of $10 million (the “Series C Investment”). The proceeds from the Series C Investment were used to fund the Seesmart acquisition, to pay fees and expenses in connection with the Series C Investment Agreement and the Seesmart Merger Agreement, and for working capital purposes.

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

The Series C Preferred Stock will have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series C Preferred Stock the “Series C Stated Value”) plus accrued but unpaid dividends (the “Series E Liquidation Preference”) and (ii) such amount as would have been received had the Series C Preferred Stock converted into common stock immediately prior to the liquidation.

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

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Preferred Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the six months and the year ended June 30, 2014 and December 31, 2013, the Company accrued dividends of approximately $502,000 and $1,014,000, respectively.

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

Series D Preferred Stock—The Company designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”).

On December 20, 2012, the Company issued 11,177 shares of newly created Series D Preferred Stock, as partial consideration in the Seesmart acquisition (see Note 2). In the first quarter of 2013, the Company issued the remaining 738 shares of Series D Preferred Stock pursuant to the Seesmart Merger Agreement. The Series D Preferred Stock is non-voting and was initially non-convertible. The Series D Preferred Stock has a liquidation preference of $100 per share and will share ratably on an as-converted basis with the Company’s common stock in the payment of dividends and distributions. On May 15, 2013, all 11,915 shares of Series D Preferred Stock were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959 (the “Series D Conversion Price”).

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

In accordance with the Series E Certificate of Designations, the holders of the Series E Preferred Stock have the same Board representation and consent rights as the Series B Shares and Series C Shares. The Series E Preferred Stock will have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series E Preferred Stock, the “Series E Stated Value”) plus accrued but unpaid dividends (the “Series E Liquidation Preference”) and (ii) such amount as would have been received had the Series E Preferred Stock converted into common stock immediately prior to the liquidation.

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

Each share of Series E Preferred Stock shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Series E Dividend Rate”). To the extent, funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional shares of Series E Preferred Stock or in cash. To the extent, the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the six months and year ended June 30, 2014 and December 31, 2013, the Company accrued dividends of $126,000 and $218,000, respectively.

The Company has classified the Series E Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series E Preferred Stock is not clearly and closely related to a debt-type host; however, it meets the criteria for classification as equity and therefore has not been separated from the host instrument. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series E Preferred Stock holds the majority of the Company’s voting rights; accordingly the Series E Preferred Stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Conversion Price, the Company has not recognized a BCF.

Series F Preferred Stock—The Company designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

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

In accordance with the Series F Certificate of Designations, the holders of the shares of Series F Preferred Stock have the same Board representation and consent rights as the Series B, C and E Preferred Stock. The shares of Series F Preferred Stock have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series F Preferred Stock, the “Series F Stated Value”) plus accrued but unpaid dividends (the “Series F Liquidation Preference”) and (ii) such amount as would have been received had the Series F Preferred Stock converted into common stock immediately prior to the liquidation.

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

Each share of Series F Preferred Stock shall be entitled to receive dividends (the “Series F Dividend”) payable at a rate per annum of 7% of the Series F Stated Value then in effect (the “Series F Dividend Rate”). Such dividends shall be payable in cash or in kind; provided that the Company shall not pay Series F Dividends in kind through the issuance of any shares of Series F Preferred Stock to the extent that such issuance would require prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance shall make such dividend payment in cash. To the extent funds are legally available and the Company is not contractually prohibited from paying such Series F Dividend, the Series F Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series F Shares or in cash. To the extent the Company is unable to pay any Series F Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series F Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Series F Dividend Rate. Such unpaid Series F Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series F Dividend, as applicable. Additionally, the Series F Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the six months and year ended June 30, 2014, the Company accrued dividends of $176,000 and $129,000, respectively.

The Company has classified the Series F Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series F Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series F Preferred Stock is not clearly and closely related to a debt-type host; however, it meets the criteria for classification as equity and therefore it has not been separated from the host instrument. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series F Preferred Stock holds the majority of the Company’s voting rights; accordingly the Series E Preferred Stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series E Conversion Price, the Company has not recognized a BCF.

The Series F preferred stock was redeemed in connection with the exchange of Series F preferred stock for Series G preferred stock described below. Following the redemption, the Series F preferred stock was cancelled in June 2014.

Series G Preferred Stock—The Company designated 18,000 shares of preferred stock as Series G Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”).

On June 30, 2014, Revolution entered into an Exchange Agreement (the “Exchange Agreement”) with Aston Capital, LLC (“Aston”) and RVL and closed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company issued to RVL 10,956 shares of Series G Preferred Stock in exchange for $10,956, the entire outstanding principal amount of, and the accrued and unpaid interest on, that certain promissory note, dated April 17, 2014. Pursuant to the Exchange Agreement, the Company also issued to Aston 1,640 shares of Series G Preferred Stock in exchange for $1,640,085, a portion of the outstanding principal amount of, and the accrued and unpaid interest on, that certain promissory note, dated February 25, 2014. In addition, pursuant to the Exchange Agreement, the Company issued to RVL 5,404 shares of the Company’s newly-created Series G Senior Convertible Redeemable Preferred Stock, $0.001 par value per share in exchange for 5,000 shares (including accrued and unpaid dividends thereon) of the Company’s Series F Preferred Stock, held by RVL.

The Series G Preferred Stock is voting and convertible into shares of the Company’s common stock, $0.001 par value per share the Company’s common stock at any time at the option of the holder at a conversion price per share equal to $2.30 (the “Series G Conversion Price”).

In accordance with the Series G Certificate of Designations, the holders of the shares of Series G Preferred Stock have the same consent rights as the Series B, C and E Preferred Stock. The shares of Series G Preferred Stock have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series G Preferred Stock, the (“Series G Stated Value”)) plus accrued but unpaid dividends (the “Series G Liquidation Preference”) and (ii) such amount as would have been received had the Series G Preferred Stock converted into common stock immediately prior to the liquidation.

For so long as shares of Series G Preferred Stock are outstanding, the Company will be prohibited from taking certain actions specified in the Series G certificate of designations without the consent of the holders of at least a majority of the then outstanding shares of Series G Preferred Stock, including, among other things, authorization of additional shares of capital stock, increases in the size of the Board, declaration of dividends, consummation of certain business combination transactions, and incurrence of indebtedness and liens.

The Series G Preferred Stock will have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series G Preferred Stock) plus accrued but unpaid dividends (the “Series G Liquidation Preference”) and (ii) such amount as would have been received had the Series G Preferred Stock converted into Common Stock immediately prior to the liquidation.

The Company has the option to redeem all or any part of the Series G Preferred Stock for cash at any time subject to the Investor’s right to convert and require delivery of shares of common stock. The redemption price to be paid by the Company is the Series G Liquidation Preference per share plus $900,000, if the Company redeems the Series G shares on or prior to the second anniversary of the date of the original issuance of shares of Series G Preferred Stock (the “Original Issue Date”), or the Series G Liquidation Preference, if the Company redeems the Series G shares after the second anniversary of the Original Issue Date. At the option of the holders of two-thirds (2/3rds) of the then-outstanding shares of Series G Preferred Stock, the Company must redeem the number of shares of Series G Preferred Stock so requested for cash at the Series G Liquidation Preference. Such option can only be exercised on or after the third anniversary of the Original Issue Date.

Each share of Series G Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of nine percent (9%) of the Series G Stated Value (as defined in the Series G Certificate of Designations) then in effect (the “Series G Dividend”). At the option of the holder, such dividends shall be payable either (i) in cash or (ii) in kind; provided, the Company shall not make any Series G dividend payments in kind through the issuance of additional Series G Preferred Stock to the extent (and only to the extent) such issuance would require the prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance, the Company will make such Series G dividend payments in cash. To the extent, funds are legally available and the Company is not contractually prohibited from paying such Series G Dividend, the Series G Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date.

The Company has classified the Series G Preferred Stock as temporary equity in the financial statements as it is subject to mandatory redemption at the option of the holder. The Company has concluded that the Series G Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. The embedded conversion option in the Series G Preferred Stock is not clearly and closely related to a debt-type host; however, it meets the criteria for classification as equity and therefore it has not been separated from the host instrument. The redemption call by the issuer and the redemption put by the holder were deemed to be clearly and closely related to the host contract and therefore were not separated from the host instrument. The call by the issuer was exercisable at the balance sheet date, but was not deemed to be under the control of the Company since the principal holder of the Series G Preferred Stock holds the majority of the Company’s voting rights; accordingly the Series G Preferred Stock was accreted to the redemption amount in effect on the balance sheet date. As the Company’s common stock closing price immediately preceding the issuance date was equal to the Series G Conversion Price, the Company has not recognized a BCF.

The exchange transaction was accounted for as an extinguishment of debt and Series F preferred stock in exchange for the issuance of Series G Preferred Stock. The market value of the Series G Preferred Stock was estimated to approximate $18.4 million. The difference between the fair value of the preferred stock and its stated value was attributed to the difference between the stated value of the Series F Preferred Stock exchanged for an equivalent amount of Series G Preferred Stock and its fair market value; accordingly, the Company recorded a charge of approximately $0.4 million to additional paid capital and in earnings applicable to common stockholders.

Liquidation Preferences—The following summarize the order of seniority of liquidation preference:

1.	Series G preferred stock

2.	Series E preferred stock

3.	Series C preferred stock

4.	Series B preferred stock

8.	Stock-Based Compensation:

On September 18, 2003, the Company adopted a stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of ten years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company has granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of June 30, 2014, 398,535 shares of common stock were vested and exercisable under the 2003 Plan, while 53,167 shares remained unvested. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The Company’s Board of Directors has determined that no awards will be made pursuant to the 2003 Plan in the future.

At the stockholder meeting on May 15, 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”) On May 12, 2014 the stockholders approved an amendment to increase the number of shares of the Company’s common stock that may be awarded under the plan by 1,000,000 shares. Accordingly, an aggregate of 3,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may vest for longer periods or based on the achievement of performance goals.

The following table summarizes activity in the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2013	381,170	706,803	$4.27
Options granted at market	—	—	—
Options exercised	108,146	(108,146)	2.45
Options forfeited or expired	191,637	(191,637)	4.76

Balance, December 31, 2013	680,953	407,020	$4.52
Options granted at market	(52,500)	52,500	2.32
Options exercised	—	—	—
Options forfeited or expired	8,000	(8,000)	3.54

Balance, June 30, 2014	636,453	451,520	$4.33

During the three months, ended June 30, 2014, options to purchase 52,500 shares of the Company’s common stock were granted and no options were exercised. No options were granted or exercised during the three months ended June 30, 2013. The aggregate intrinsic value of the outstanding exercisable options at June 30, 2014 and December 31, 2013 was $0 and $98,000, respectively.

The weighted average vesting term of employee restricted stock is three years. During the year ended December 31, 2013, the Company issued 1,257,500 restricted shares under the 2013 Plan to employees and non-employee service providers of which 36,000 were subsequently forfeited. The weighted average grant date fair value for shares issued in 2013 was $1.94 per share. During the three months ended June 30, 2014, 7,000 shares were forfeited and 853,500 were granted. At June 30, 2014, 951,000 shares were available for issuance under the 2013 Plan. Unrecognized compensation expense for employee restricted stock grants outstanding at June 30, 2014 and December 31, 2013 amounted to $2,273,000 and $1,019,000, respectively. Stock-based compensation expense for employees recognized in the accompanying statements of operations for the three months ended June 30, 2014 was $229,000 and $361,000, respectively. Stock-based compensation expense for employees recognized in the accompanying statements of operations for the six months ended June 30, 2013 was $509,000 and $701,000, respectively.

9.	Related Party Transactions:

Financings—In February 2014 the Company entered in an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the company borrowed $3.5 million for general corporate purposes (the “February Note”). The borrowing bore interest at 9% annually and originally matured on April 1, 2015. The Company had the option to prepay the note at any time without penalty. In April 2014, the Company borrowed an additional $1 million from Aston for general corporate purposes on the same terms and conditions as the February Note (the “ April Note”). Also in April 2014 the company borrowed $10.8 million from RVL to fund the acquisition of Value Lighting (the “RVL Note”) which bears interest at 9% annually and originally matured on the earliest of April 1, 2015 or the date on which the Company received proceeds from any debt, factoring or other similar facility or equity securities in the commercial banking, private placement or public markets.

In June 2014, the company exchanged RVL Note of $10.8 million and $1.6 million of the February Note plus related accrued interest for an equivalent amount of Series G preferred stock.

In addition, Aston advanced an additional $ 2.7 million for general corporate purposes in four separate transactions during May and June 2014. In July 2014 the advances, the February note and the April Note were consolidated in a new promissory note with a principal amount of $5.7 million, bearing interest at 9% annually and matures on April 1, 2016. Company has the right to prepay the promissory note at any time. As of July 31, 2014, the Audit Committee ratified these advances and approved the issuance of a promissory note.

The Company has accrued interest on such borrowings of $38,000 at June 30, 2014 on debt outstanding at such date and recorded interest expense of $313,000 and $344,000 for the three and six months ended June 30, 2014.

Investment Agreements—The Company has entered into four separate investment agreements and an Exchange Agreement with RVL, an affiliate of Aston and the Company’s Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, C, E, F and G preferred stock. Cash received by the Company for the issuance for Series B, C, E, and F preferred stock aggregated to $26.0 million. Cash received for debt exchanged for Series G preferred stock aggregated to $12.5 million. The terms of the Series B, C, E, F and G preferred stock are described in note 7 of the financial statements. In addition, in 2013 an affiliate of RVL purchased 75,000 shares of common stock from the Company for $192,000 at the closing market price of the stock on the date purchased.

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

Management Agreement—On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, the Company granted an additional 300,000 shares of restricted stock to Aston which vest in three annual installments with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters—During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between an affiliate of Aston and the Company. The Company pays to an affiliate of Aston $21,355 monthly, representing its proportionate share of the space under the underlying lease. Costs allocated to the Company amounted to $116,000 and $97,000 for the three months ended June 30, 2014 and 2013 and $207,000 and $165,000 for the six months ended June 30, 2014 and 2013. Amounts due to the affiliate of Aston at June 30, 2014 amounted to $452,000.

RVL Transaction Fees—Pursuant to the Series E and Series F Investment Agreement with RVL, the Company agreed to pay certain transaction costs incurred by RVL in connection with its investment. For the year ended December 31, 2013, the Company incurred $33,000 related to these costs. Pursuant to the Series G Exchange Agreement with Aston and RVL, the Company also agreed to pay certain transaction costs incurred by Aston in connection with the issuance of the Series G stock.

Business Relationship—A related party to the President and Chief Financial Officer purchases products from our Seesmart subsidiary. The amount for the six months ended June 30, 2014 is immaterial.

10.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart operating segment, the Relume operating segment, the LIT operating segment, the Tri-State and the Value Lighting operating segment, each of which are also reporting units. Effective January 1, 2014 the media business of Relume (acquired August 2013), included in the Lighting Fixtures and Lamps reporting segment since the acquisition of Relume, has been transferred to Lumificient and is now included in the Lighting Signage and Media operating segment, which is also a reporting unit. Financial information relating to the reportable operating segments for the three and six months ended June 30, 2014 and 2013 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from external customers:
Lighting Fixtures and Lamps	$16,206	$6,505	$20,209	$11,966
Lighting Signage and Media	1,311	852	2,250	1,703

Total revenues from external customers	$17,517	$7,357	$22,459	$13,669

Segment (loss) income:
Lighting Fixtures and Lamps	$(1,860)	$354	$(3,754)	$414
Lighting Signage and Media	(39)	(23)	(260)	(93)

Segment (loss) income	(1,899)	331	(4,014)	321
Unallocated amounts:
Corporate expenses	(1,287)	(1,645)	(2,634)	(3,787)
Change in fair value of embedded derivative	—	(3,821)	—	(6,990)

Interest expense	(359)	—	(459)	—

Deferred income tax benefit	5,964		5,964
Other income (expense)	(9)	—	(17)	3

Loss from continuing operations	$2,410	$(5,135)	$(1,160)	$(10,453)

Depreciation and amortization:
Lighting Fixtures and Lamps	$1,450	$1,005	$1,917	$1,930
Lighting Signage and Media	73	57	158	115

Segment depreciation and amortization	1,523	1,062	2,075	2,045
Corporate depreciation and amortization	2	6	5	11

Total depreciation and amortization	$1,525	$1,068	$2,080	$2,056

Segment assets on the dates indicated comprise the following:

	June 30, 2014	December 31, 2013

Lighting Fixtures and lamps	$103,615	$50,553
Lighting Signage and Media	5,055	6,960

	108,670	57,513
Elimination of intercompany receivables	(104)	(14,231)
Corporate assets, principally cash	1,500	8,955

	$110,066	$52,237

11.	Contingencies:

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters. The Company is not a party to any material legal proceeding.

12.	Financings:

Two subsidiaries of the Company entered into a loan and finance agreements with a financial institution pursuant to which the subsidiary can borrow up to 85% against eligible accounts receivable as defined in the agreement up to a maximum of $2 million. Borrowings under the arrangements bear interest at a rate of 1.75% above the prime rate reported by the Wall Street Journal but not less than 5%. The company is also obligated to pay an annual fee of 1% of the maximum amount that may be borrowed under the arrangement as well a monthly maintenance fee of 0.5 % on the higher of monthly average outstanding principal balance or a specified minimum and certain other fees. The borrowings are repaid as the receivables are collected, are collateralized by specified assets of the subsidiaries and are guaranteed by Revolution. Under the terms of the agreement, the subsidiaries are prohibited from paying dividends and making distributions to the Company. Borrowings outstanding as of June 30, 2014 and December 31, 2013 amount to approximately $1.1 million and $0.9 million and are included in accrued liabilities in the accompanying condensed balance sheet.

13.	Subsequent Events:

The Company has evaluated events and transactions occurring subsequent to June 30, 2014 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital, as needed if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	a substantial portion of our capital structure consists of convertible preferred stock which has a liquidation preference senior to our common stock and is convertible into shares of our common stock at prices that are less than current market values;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies;

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our Board of Directors and the approval of significant corporate transactions;

•	the risk that demand for our LED light bulbs fails to emerge as anticipated and the potential failure to make adjustments to our operating plan necessary as a result of any failure to forecast accurately;

•	the risk that we will not be able to successfully integrate our acquisitions, including our recent acquisitions of Value Lighting, Tri-State DE LLC, Relume Technologies and Seesmart Technologies, resulting in losses and impairments;

•	competition from larger companies in each of our product areas;

•	dependence on suppliers and third-party manufacturers; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs even if the claims are invalid and that an adverse outcome in litigation could subject us to significant liabilities, require us to license disputed rights from others or require us to cease marketing or using certain products or technologies.

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

Overview

The Company designs, manufacture, market and sell high-performance, commercial grade, LED replacement lamps, LED fixtures and LED-based signage, channel-letter and contour lighting products, as well as conventional lighting products. The Company sells these products under the Value Lighting, Seesmart, Array, CMG, Lumificient and Relume brand names. The Company generates revenue primarily by selling lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, multifamily real estate construction, hospitality, and institutional, educational, healthcare and signage markets. The Company markets and distributes its products through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales force.

On March 8, 2013, LIT, a wholly owned subsidiary of the Company, acquired certain assets of Elite. LIT is headquartered in Palm Beach Gardens, Florida.

On August 22, 2013, the Company purchased all the equity interests of Relume pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013. Relume is headquartered in Oxford Township, Michigan.

On November 15, 2013, the Company completed the acquisition of Tri-State, a distributor of Seesmart products. Tri-State is headquartered in Greenwich, Connecticut.

On April 17, 2014, the Company completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia, Dallas, Texas, Houston, Texas and Beltsville, Maryland.

Results of Operations

Revenue

Revenue is derived primarily from sales of lighting products. These products include of solid-state LED lighting fixtures and lamps, lighting systems and controls, as well as conventional lighting products. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

Cost of Goods Sold

Our cost of goods sold consists primarily of purchased components and products from contract manufacturers and suppliers and limited manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory, freight costs and other indirect costs of sale. We source our manufactured products based on sales expectations and customer orders.

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

Summary of Results

For the three months ended June 30, 2014, the Company reported revenues of approximately $17.5 million and net income of approximately $2.4 million compared to revenues of approximately $7.4 million and a net loss of approximately $5.1 million for the corresponding period in 2013. For the six months ended June 30, 2014, the Company reported revenues of $22.5 million and a net loss of $1.2 million compared to revenues of $13.7 million and a net loss of $10.5 million for the corresponding period in 2013. The 2014 and 2013 results reflect the acquisitions of the Value Lighting, Seesmart, Relume and LIT businesses that were acquired in April 2014, December 2012, August 2013 and March 2013, respectively. The Company’s reported net losses for the six months ended June 30, 2014 and 2013 include the following:

(in millions)	June 30, 2014	June 30, 2013
Change in fair value of embedded derivative	$—	$(6.9)
Gain on bargain purchase of business	—	0.7
Severance and transition costs	(0.3)	(1.0)
Acquisition related costs	(0.4)	(1.6)
Depreciation and amortization	(2.1)	(2.0)
Interest expense	(0.5)	—
Deferred income tax benefit	6.0	—
Stock compensation	(0.4)	(0.7)

Total	$2.3	$(11.5)

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $6.0 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the three and six months ended June 30, 2014.

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

The results for the six months ended June 30, 2013 reflected the revenue impact of the fulfillment of several large orders from a group of related customers which did not reoccur in 2014. The timing of revenues recognized from large orders, if any, could have a material impact on the results of operations in any individual future period.

Three Months Ended June 30, 2014 and 2013

Revenue (in thousands)

	Three Months Ended June 30,
	2014	2013
Lighting fixtures and lamps	$16,206	$6,505
Lighting signage and media	1,311	852

Total revenue	$17,517	$7,357

Total revenue for the three months ended June 30, 2014 increased approximately $10.2 million, to approximately $17.5 million as compared to approximately $7.4 million for the three months ended June 30, 2013. The three months ended June 30, 2013 reflect the fulfillment of several large orders that did not reoccur in 2014. Revenues from Lighting fixtures and lamps primarily represent sales of Value Lighting, Seesmart, Relume, and Tristate, which were acquired in April 2014 December 2012, August 2013 and November 2013 respectively. Lighting signage and media in 2014 includes the media business of Relume.

Gross Profit (in thousands)

	Three Months Ended June 30,
	2014	2013
Revenue	$17,517	$7,357
Cost of sales	11,954	3,772

Gross profit	$5,563	$3,585

Gross margin %	32%	49%

Gross profit for the three months ended June 30, 2014 was approximately $5.6 million, or 32% of revenue and reflects the impact of the revenue mix, as compared to gross profit of approximately $3.6 million, or 49% of revenue, for the corresponding period in 2013. We expect gross profit margin to be in the 35% range going forward.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2014	2013
Selling, general and administrative:
Severance and transition costs	$189	$173
Acquisition and other related expenses	65	520
Amortization and depreciation	1,525	1,028
Stock based compensation	229	509
Other selling, general and administrative	6,254	2,353
Research and development	474	320

Total operating expenses	$8,736	$4,902

Selling, general and administrative (SG&A) expenses were approximately $8.3 million for the quarter ended June 30, 2014, compared to approximately $4.6 million for the same period in 2013, an increase of approximately $3.7 million. The Company incurred non-cash amortization and stock based compensation expense of approximately $1.8 million for the three months ended June 30, 2014, an increase of approximately $0.2 million from the same period in 2013. Other SG&A increased approximately $3.9 million, primarily as a result of the acquisitions of Value Lighting, Relume and Tristate, which were acquired in April 2014 August 2013 and November 2013 respectively. Research and development increased primarily as result of the acquisition of Relume.

Non-operating Income (Expense)

	Three Months Ended June 30,
	2014	2013
Change in fair value of embedded derivative	$—	$(3,821)
Gain on bargain purchase of business	—	—
Interest expense	(372)	—
Other expense	(9)	3

Total non-operating expense, net	$(381)	$(3,818)

The change in fair value of the embedded derivative recorded in 2013 is related to embedded conversion feature on the Series E Preferred Stock. We have modified the terms of our Series E Preferred Stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future. Interest expense recorded in 2014 is related to the receivable financing arrangements entered into in late 2013.

Income taxes

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of $5.9 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the three months ended June 30, 2014.

Net Income (loss)

The net income (loss) for the three months ended June 30, 2014 and 2013 was approximately $2.4 million and $(5.1) million, respectively. The net income (loss) attributable to common stockholders for the three months ended June 30, 2014 and 2013 was approximately $1.1 million and $(5.5) million, respectively and includes the effects of the accretion to redemption value of the preferred stock and accrual of preferred stock dividends. Diluted income (loss) per common share attributed to common stockholders was $0.01 and $(0.07) for the three months ended June 30, 2014 and 2013, respectively.

Six Months Ended June 30, 2014 and 2013

Revenue (in thousands)

	Six Months Ended June 30,
	2014	2013
Lighting fixtures and lamps	$20,209	$11,966
Lighting signage and media	2,250	1,703

Total revenue	$22,459	$13,669

Total revenue for the six months ended June 30, 2014 increased approximately $8.8 million, to approximately $22.5 million as compared to approximately $13.7 million for the six months ended June 30, 2013. The six months ended June 30, 2013 reflect the fulfillment of several large orders that did reoccur in 2014. Revenues from Lighting fixtures and lamps primarily represent sales of Value Lighting, Seesmart, Relume and Tristate, which were acquired in April 2014, December 2012, August 2013 and November 2013, respectively. In 2014, revenues of Lighting signage and media includes the media business of Relume.

Gross Profit (in thousands)

	Six Months Ended June 30,
	2014	2013
Revenue	$22,459	$13,669
Cost of sales	15,293	7,423

Gross profit	$7,166	$6,246

Gross margin %	32%	46%

Gross profit for the six months ended June 30, 2014 was approximately $7.2 million, or 32% of revenue and reflects the revenue mix. As compared to gross profit of approximately $6.2 million, or 46% of revenue, for the corresponding period in 2013. We expect gross profit margin to be in the 35% range going forward.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2014	2013
Selling, general and administrative:
Severance and transition costs	$271	$978
Acquisition and other related expenses	429	1,575
Amortization and depreciation	2,079	1,977
Stock based compensation	361	701
Other selling, general and administrative	9,695	4,444
Research and development	978	780

Total operating expenses	$13,813	$10,455

Selling, general and administrative (SG&A) expenses were approximately $12.8 million for the six months ended June 30, 2014, compared to approximately $9.7 million for the same period in 2013, an increase of approximately $3.1 million. The six months ended June 30, 2013 includes severance, transition and acquisition related costs of approximately $2.6 million, compared to $0.7 million in 2014. The Company incurred non-cash amortization and stock based compensation expense of approximately $2.5 million for the six months ended June 30, 2014, a decrease of approximately $0.2 from the same period in 2013. Other SG&A increased approximately $5.3 million, primarily as a result of the acquisitions of Relume and Value Lighting.

Research and development costs increased by 25%, to approximately $0.2 million during the six months ended June 30, 2014, compared to the same period in 2013 primarily as a result of the acquisition of Relume.

Non-operating Income (Expense)

	Six Months Ended June 30,
	2014	2013
Change in fair value of embedded derivative	$—	$(6,990)
Gain on bargain purchase of business	—	743
Interest expense	(459)	—
Other income (expense)	(18)	3

Total non-operating expense, net	$(477)	$(6,244)

In connection with the acquisition of Elite, the Company recognized a bargain purchase gain in 2013.

The change in fair value of embedded derivative in 2013 relates to the embedded conversion feature on the Series E Preferred Stock. We have modified the terms of our Series E Preferred Stock to eliminate the requirement to separate the embedded derivative and record changes in fair value through earnings. Therefore, we do not expect such charges in the future.

Interest expenses is related to the receivable financing facility we entered into in late 2013.

Income Taxes

In connection with the acquisition of Value Lighting in 2014 the Company recorded net deferred tax liabilities of approximately $5.9 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition of Value Lighting. These net deferred tax credits can be used to reduce net deferred tax assets for which they had Company provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the six months ended June 30, 2014.

Net Loss

The net loss for the six months ended June 30, 2014 and 2013 was approximately $1.2 million and $10.5 million, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2014 and 2013 was approximately $2.9 million and $13.2 million, respectively and includes the effects of the accretion to redemption value of preferred stock and accrual of preferred stock dividends. Diluted loss per common share attributed to common stockholders was $(0.03) and $(0.18) for the six months ended June 30, 2014 and 2013, respectively.

Liquidity, Capital Resources and Cash Flows

At June 30, 2014, the Company has cash on hand of approximately $1.7 million and current assets of $34.1 million. For the six months ended June 30, 2014 and 2013, the Company reported negative cash flows from operations of $7.9 million and $5.2 million respectively. Cash used for operations for the six months ended June 30, 2014 and 2013 included $0.7 million and $2.6 million paid for acquisition related costs and severance and related costs, respectively. For the year ended December 31, 2013, the Company used cash for operations of approximately $8.1 million, which included approximately $3.6 million cash paid for acquisition related costs and severance and transition costs. At June 30, 2014, the Company had working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.7 million compared to negative working capital of approximately $3.5 million, excluding cash and cash equivalents of $1.8 million at December 31, 2013. The improvement in working capital reflects the impact of the acquisition of Value Lighting and the impact of the financing transactions described below. At June 30, 2014 the Company had long term debt of $5.7 million and short term debt of $1.1 million (included in other current liabilities.)

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the six months ended June 30, 2014, the Company borrowed $17.9 million from affiliates of its controlling shareholder for general corporate purposes including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting. On June 30, 2014, the Company issued Series G preferred stock of $18.0 million to affiliates of its controlling stockholder in exchange for notes payable of $12.6 million, including accrued interest, and Series F preferred stock of $5.4 million, including accrued dividends. Subsequent to June 30, 2014, the Company exchanged outstanding borrowings outstanding at June 30, 2014 for a new consolidated note aggregating to $5.7 million bearing interest at 9% and maturing on April 1, 2016. Subsequent to June 30, 2014 affiliates of the controlling stockholder advanced $0.7 million to the Company.

During the second quarter of 2014 the Company acquired Value Lighting which in 2013 reported revenues of $43.4 million and net income of $3.1 million, respectively, and has an estimated backlog of $30 million at June 30, 2014. As a result of the acquisition and transactions described above the Company believes it has significantly improved its ability to obtaining third party financing.

The Company expects continuing support from its controlling stockholder and believes it has adequate resources to meet its cash requirements in the foreseeable future. The Company faces challenges in order to achieve profitability and there can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support from our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to the Company, if at all, or that any financing transaction will not be dilutive to the Company’s current stockholders.

Contractual Obligations

The following table sets forth our contractual obligations at June 30, 2014:

	Payments due by period
(in thousands)	2014	2015 - 2016	2017 - 2018
Operating lease obligations	$580	$1,726	$948
Purchase price obligations	6,361	4,187	—
Receivable financing facility	1,067	—	—
Borrowings from affiliates of controlling stockholder	—	5,669	—

Total	$8,008	$11,582	$948

Purchase Price Obligations

In connection with the acquisition of Tri-State, the Company was obligated to make a payment of $1.5 million together with interest at 5%. This payment remained due at June 30, 2014. In addition, the Company is obligated to issue additional shares if Tri-State achieves certain financial targets, which has been valued at $0.6 million. The Company has recorded a liability in its financial statements for the payment obligation and the contingent consideration obligation.

In connection with the acquisition of Value Lighting, the Company recorded a liability for contingent consideration if Value Lighting achieves certain financial targets in 2014 and 2015, which at June 30, 2014 was valued at $7.9 million, and to fund $0.5 million of additional acquisition related obligations.

The company has debt outstanding under a receivable financing facility, which bears interest at prime, plus (5%) at June 30, 2014.

At June 30, 2014, the Company had outstanding borrowings $5.7 million from an affiliate of its controlling stockholder, which bears interest at 9%.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013.

See Note 1 to condensed consolidated financial statements for recent accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its receivable financial facility pursuant to which it may borrow up to $2.0 million, which bears interest at a variable rate based on the prime rate. The Company is also exposed to interest rate risk on loans from its controlling stockholder which bear interest at 9%.

The Company sells its products principally in the United States of America in US dollars and thus is not exposed to foreign currency risk.

The Company sources components from its providers from manufacturers in Asia in US dollars and is thus not exposed to foreign exchange risk directly.

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

During the second quarter of 2014, the Company implemented new accounting systems and related modifications of processes and controls at its Relume and Lumificient subsidiaries. The Company also hired Directors of Finance at its Relume, Seesmart and newly acquired Value Lighting subsidiaries and expanded its accounting resources at its corporate headquarters and Value Lighting subsidiaries.

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

On April 21, 2014, the Company granted 300,000 shares of restricted stock to Aston in consideration of services rendered under the Management Agreement. Such shares vest in three annual installments with the first such vesting date being September 25, 2014. Such shares were issued in a private placement and without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2). Aston Capital is controlled by affiliates of the Company including Robert V. LaPenta, the Company’s Chairman and Chief Executive Officer.

As disclosed in the Company’s current report on Form 8-K filed with the SEC on April 23, 2014, in connection with the closing of the Value Lighting merger, the Company agreed to issue 8,468,192 shares of the Company’s common stock in installments on the six (6), twelve (12), eighteen (18) and twenty-four month anniversaries of April 17, 2014 (the “Subsequent Payment”). All shares to be issued as the Subsequent Payment will be issued in a private placement and without registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated pursuant thereto. The exemption from registration pursuant to Regulation D is based on, among other things, representations from each Stockholder to the effect that such person is an “accredited investor” within the meaning of Rule 506 of Regulation D.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2014, by and among Revolution Lighting Technologies, Inc., Value Merger Sub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC, and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2014)

4.1	Certificate of Designations, Preferences and Rights of the Series G Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 3, 2014)

4.2	Certificate of Elimination of the Series D Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 3, 2014)

4.3	Certificate of Elimination of the Series F Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 3, 2014)

10.1	Promissory Note, dated as of February 25, 2014, between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference from our Annual Report on Form 10-K filed on March 14, 2014)

10.2	Exchange Agreement, dated as of June 30, 2014, by and among Revolution Lighting Technologies, Inc., RVL 1 LLC and Aston Capital LLC (incorporated by reference from our Current Report on Form 8-K filed on July 3, 2014)

10.3	Promissory Note, dated as of April 4, 2014, between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2014)

10.4	Promissory Note, dated as of April 17, 2014, between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2014)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 7, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: August 7, 2014

Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: August 7, 2014

Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)