Form 10-Q
period 2014-09-30
Revolution Lighting Technologies, Inc.
filed 2014-11-06
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of Common Stock, $.001 par value, outstanding on October 31, 2014: 83,461,844 shares

Revolution Lighting Technologies, Inc.

ITEM 1. Condensed Consolidated Financial Statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)	(Unaudited) September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,398	$1,757
Trade accounts receivable, less allowance for doubtful accounts of $159 and $210	21,601	4,353
Inventories	13,662	4,969
Other assets	2,238	743

Total current assets	39,899	11,822

Property and equipment:
Property and equipment	2,028	1,308
Accumulated depreciation and amortization	(873)	(551)

Net property and equipment	1,155	757
Goodwill	39,335	21,498
Intangible assets, less accumulated amortization of $7,126 and $3,732	34,168	17,869
Other assets, net	932	291

	$115,489	$52,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,595	$6,109
Accrued liabilities	3,844	2,553
Accrued compensation and benefits	1,707	1,077
Deferred revenue	1,009	960
Customer deposits	973	132
Other current liabilities	961	860
Purchase price obligations—current	5,467	1,927

Total current liabilities	23,556	13,618
Purchase price obligation—noncurrent	3,673	960
Deferred revenue—noncurrent	190	130
Notes payable to affiliates of controlling stockholder	2,565	—
Bank loan payable	12,893	—
Dividends payable	803	1,044
Other liabilities	3,374	63

Total liabilities	47,054	15,815

Commitments and contingencies
Temporary Equity:
Series E redeemable convertible preferred stock $.001 par value, aggregate liquidation preference of $5,891 and $5,738, 10 shares authorized, 5 issued and outstanding at September 30, 2014 and December 31, 2013	5,891	5,738
Series F redeemable convertible preferred stock, $.001 par value, 10 shares authorized, 5 issued and outstanding, all at December 31, 2013	—	5,228
Series G redeemable convertible preferred stock, $.001 par value, aggregate liquidation preference of $19,188, 18 shares authorized, 18 issued and outstanding at September 30, 2014	19,188	—

Total temporary equity	25,079	10,966

Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,996 and $10,031, 25 shares authorized, 10 and 11 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	10,964	9,936
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $0.02; 1,000 shares authorized, two issued and outstanding	—	—
Common stock, $.001 par value, 150,000 shares authorized, 83,462 and 82,095 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	83	82
Additional paid-in capital	101,984	82,549
Accumulated deficit	(69,675)	(67,111)

Total stockholders’ equity	43,356	25,456

	$115,489	$52,237

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$26,877	$5,313	$49,344	$18,982
Cost of sales	18,318	3,949	33,316	11,372

Gross profit	8,559	1,364	16,028	7,610

Operating expenses:
Selling, general and administrative:
Severance and transition costs	116	134	354	1,112
Acquisition related expenses	156	641	584	2,216
Amortization and depreciation	1,750	532	3,858	2,588
Stock based compensation	227	53	588	754
Other selling, general and administrative	6,560	2,557	16,562	6,922
Research and development	495	503	1,474	1,283

Total operating expenses	9,304	4,420	23,420	14,875

Operating loss	(745)	(3,056)	(7,392)	(7,265)

Non-operating income (expense):
Change in fair value of embedded derivative	—	—	—	(6,990)
Gain on bargain purchase of business	—	—	—	743
Interest expense	(192)	(24)	(651)	(24)
Other income	29	—	11	3

Total non-operating expense, net	(163)	(24)	(640)	(6,268)

Loss before taxes	(908)	(3,080)	(8,032)	(13,533)
Deferred income tax (provision) benefit	(496)	—	5,468	—

Net loss	(1,404)	(3,080)	(2,564)	(13,533)
Accrual of preferred stock dividends	(645)	(358)	(1,449)	(951)
Accretion to redemption value of Series E, F and G preferred stock	(6)	(107)	(919)	(2,284)

Net loss attributable to common stockholders	$(2,055)	$(3,545)	$(4,932)	$(16,768)

Net loss per common share attributable to common stockholders—Basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.22)

Weighted average shares outstanding—Basic and diluted	90,714	79,303	87,179	76,110

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statement of Stockholders’ Equity and Temporary Equity (Unaudited)

(in thousands)	Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance, January 1, 2014	10	$9,936	82,095	$82	$82,549	$(67,111)	$25,456	$10,966
Stock-based compensation for employees	—	—	—	—	613	—	613	—
Stock-based compensation for non-employees	—	—	—	—	(25)	—	(25)	—
Accretion of preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,449)	—	(1,449)	693
Issuance of dividends on Series C	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	848	1	(1)	—	—	—
Issuance of preferred stock Series E	—	—	—	—	—	—	—	(56)
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G	—	—	—	—	(431)	—	(431)	18,392
Forfeiture of restricted stock	—	—	(50)	(1)	—	—	(1)	—
Accretion of Series G preferred stock to redemption value	—	—	—	—	(469)	—	(469)	469
Fees associated with issuances of common stock	—	—	—	—	(37)	—	(37)	—
Adjustment for shares issued for acquisition—Tri-State	—	—	(6)	—	—	—	—	—
Issuance of escrowed common stock for acquisition—Seesmart	—	—	575	1	373	—	374	—
Shares to be issued for acquisition—Value Lighting	—	—	—	—	20,908	—	20,908	—
Net loss	—	—	—	—	—	(2,564)	(2,564)	—

Balance, September 30, 2014	10	$10,964	83,462	$83	$101,984	$(69,675)	$43,356	$25,079

See accompanying notes to unaudited consolidated financial statements.

Lighting Technologies, Inc.,

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,564)	$(13,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	341	144
Amortization of intangibles	3,517	2,444
Gain on purchase of business	—	(743)
Change in fair value of contingent consideration	(120)	—
Deferred income tax benefit	(5,468)	—
Stock-based compensation	588	754
Change in fair value of embedded derivative	—	6,990
(Increase) decrease in:
Trade accounts receivable, net	(8,630)	(1,757)
Inventories	(451)	(32)
Other, net	3,043	(209)
Increase (decrease) in:
Accounts payable and accrued liabilities	(6,786)	655
Accrued compensation and benefits	389	250
Customer deposits	336	(1,174)
Deferred revenue	108	997

Net cash used in operating activities	(15,697)	(5,214)

Cash Flows from Investing Activities:
Acquisition of Relume, net of cash acquired of $61	—	(4,224)
Acquisition of Seesmart	—	(3,849)
Acquisition of Elite LED Solutions	—	(500)
Acquisition of Value Lighting, net of cash acquired of $35	(10,084)	—
Purchase of property and equipment	(336)	(65)

Net cash used in investing activities	(10,420)	(8,638)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	(56)	4,968
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	5,000
Proceeds from issuance of common stock , net of issuance costs	—	4,948
Payment of fees related to issuance of common stock	(74)	—
Repayment of short-term borrowings	(859)	—
Proceeds from revolving credit facility	12,893	—
Proceeds of loans from affiliates of controlling stockholder	18,103	—
Repayments of loans from affiliates of controlling stockholder	(3,249)	—
Proceeds from employee stock options	—	265

Net cash provided by financing activities	26,758	15,181

Net increase in Cash and Cash Equivalents	641	1,329
Cash and Cash Equivalents, beginning of period	1,757	4,434

Cash and Cash Equivalents, end of period	$2,398	$5,763

Non-cash investing and financing activities:
Contingent consideration	$7,753	$—
Series D preferred stock issued for acquisition	—	63
Common stock issued for acquisition	20,908	8,619
Conversion of Series D Preferred Stock	—	1,006
Common stock issued for acquisition	374	—
Accrual of dividends on preferred stock	1,449	951
Issuance of dividends on Series C	1,000
Issuance of Series G preferred stock, for extinguishment of note payable of $12,600 and Series F of $5,400	18,000	—

See accompanying notes to unaudited consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

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

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2014 or for any other future period.

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

Liquidity—At September 30, 2014, the Company had cash on hand of approximately $2.4 million. For the nine months ended September, 30 2014 and 2013, the Company reported negative cash flows from operations of approximately $15.7 million and $5.2 million, respectively. Cash used for operations for the nine months ended September 30, 2014 and 2013 included $0.9 million and $3.3 million paid for acquisition related costs and severance and transition costs, respectively. For the year ended December 31, 2013, the Company used cash for operations of approximately $8.1 million, which included approximately $3.6 million cash paid for acquisition related costs and severance and transition costs. At September 30, 2014, the Company had working capital of approximately $16.3 million, compared to negative working capital of approximately $1.8 million, at December 31, 2013.

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the nine months ended September 30, 2014, the Company borrowed $18.6 million from affiliates of its controlling shareholder for general corporate purposes, including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting. On June 30, 2014, the Company issued Series G preferred stock of $18.0 million to affiliates of its controlling stockholder in exchange for the extinguishment of notes payable of approximately $12.6 million, including accrued interest, and Series F preferred stock of $5.4 million, including accrued dividends. During the three months ended September 30, 2014, the Company exchanged outstanding borrowings from Aston for a new consolidated note aggregating to $5.7 million bearing interest at 9% and maturing on April 1, 2016, with a balance at September 30, 2014 of $2.6 million.

On August 20, 2014, the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis. Borrowings under the agreement are determined on specified percentages of eligible receivables and inventory, and bear interest either on the base rate plus specified margins or at LIBOR plus specified margins, at the election of the Company. See Note 11.

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

Sales taxes included in revenues for the three months ended September 30, 2014 and 2013 amounted to approximately $944,000 and $22,000, respectively. Sales tax included in revenues for the nine months ended September 30, 2014 and 2013 amounted to approximately $1,547,000 and $544,000, respectively.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to seven years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the nine months ended September 30, 2014 and 2013 are as follows:

(in thousands)	2014	2013
Warranty liability, January 1	$597	$346
Provisions for current year sales	145	267
Acquisition of Relume	—	99
Adjustments	(185)
Current period claims	(135)	(112)

Warranty liability, September 30	$422	$600

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $2,398,000 and $1,757,000 at September 30, 2014 and December 31, 2013, respectively. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the bank loan payable is equal to the carrying value.

The Company determined the fair value of the contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value.

(in thousands)	2014
Fair value, January 1	$960
Fair value of contingent consideration issued during the period	7,775
Change in fair value	(120)

Fair value, September 30	$8,615

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

(in thousands)	2014	2013
Allowance for doubtful accounts, January 1	$210	$57
Additions	38	11
Write-offs	(89)	(6)

Allowance for doubtful accounts, September 30	$159	$62

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

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment test prior to scheduled annual impairment tests scheduled in the fourth quarter.

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

The Company has provided a full valuation allowance related to income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”). The NOLs are subject to limitations under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. The Company has analyzed the limitations and their impact and has recognized deferred tax assets for those NOLs that are not subject to limitations. At December 31, 2013 the Company recognized a full valuation allowance related to its net deferred tax assets, and the adjustments to the deferred tax assets related to the NOLs were offset by a corresponding adjustment to the valuation allowance.

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of $5.6 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the nine months ended September 30, 2014.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. During the nine months ended September 30, 2014, 52,500 options were granted on April 22, 2014: 35,000 were incentive stock options to employees and 17,500 were non-qualified stock options to consultants. The strike price is $3.02. The options vest annually over three years beginning April 22, 2015. The options have a 10-year expiration period, otherwise, options are terminated when an employee is terminated for cause or 3 months following when an employee ceases to be engaged by the Company. For the nine months ended September 30, 2014, the Company computed expense for each group utilizing the following assumptions:

Nine Months Ended September 30, 2014
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

Loss per share—Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. For the nine months ended September 30, 2014 and September 30, 2013, the Company had 27.2 million and 23.0 common equivalent shares, respectively, which may be issued, primarily pursuant to convertible securities, which were not included in the computation of loss per share at September 30, 2014 and 2013 because the effect would have been anti-dilutive. For the three months ended September 30, 2014 and 2013 such common equivalent shares amounted to 27.2 million and 23.0 million, respectively.

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

In June 2014, the FASB issued guidance that requires a performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period be accounted for as a performance condition. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within the year, and early adoption is permitted. The guidance should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The guidance may be applied on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the date of adoption. The Company does not expect to grant these type of awards, but will adopt this guidance on January 1, 2016 and will apply it prospectively to any awards granted on or after January 1, 2016 that include these terms.

In August 2014, the FASB issued ASU No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to assess and evaluate whether conditions or events exist, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements issue date. The provisions of ASU 2014-15 are effective for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter; early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

2.	Acquisitions:

Value Lighting—On April 17, 2014, the Company completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated to $39.1 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at six, twelve, eighteen and twenty-four months from the acquisition date, preliminarily valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a total of $11 million, preliminarily valued at $7.8 million, if certain revenue and EBITDA targets are achieved by Value Lighting for 2014 and 2015. The purchase price was preliminarily reduced by $0.2 million based on the closing working capital. The Company acquired Value Lighting for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, operational and business development synergies.

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Value Lighting acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was allocated to intangible assets of approximately $19.8 million and goodwill of approximately $17.8 million. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by the FASB ASC Topic 805, “Business Combinations.”

(in thousands)
Cash	$35
Accounts receivable	8,617
Inventory	8,241
Goodwill	17,837
Customer relationships	12,140
Trade names	4,930
Backlog	2,370
Non-compete agreements	260
Other intangibles	116
Other assets	2,900

Assets acquired	57,446

Accounts payable	8,919
Accrued liabilities	1,375
Other current liabilities	1,421
Other liabilities	1032
Deferred income tax liability	5,554

Liabilities assumed	18,301

Preliminary purchase price	$39,145

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

Pro forma information—The following pro forma information gives effect to all the acquisitions described above as if they had been consummated on January 1, 2013 (in thousands):

(in thousands)	September 30, 2014	December 31, 2013
Revenues	$63,024	$80,609
Operating loss	(7,336)	(14,539)
Net loss	(3,614)	(24,398)

The pro forma results for the nine months ended September 30, 2014 reflect pre acquisition transaction costs of $0.5 million incurred by Value Lighting’s sellers. The results for the year ended December 31, 2013 includes a pro forma charge of $2.3 million for amortization of the intangible assets related to acquired backlog of Value Lighting, which is not expected to reoccur after the first year following the acquisition, a gain on the bargain purchase of Elite of $0.7 million, as well as the following charges and credits directly related to the acquisition recorded by Relume: transaction costs of $0.4 million, change in control payments of $0.7 million, loss on extinguishment of debt of $4.2 million, and a gain of $1.5 million resulting from the deconsolidation of a subsidiary that had filed of a petition for liquidation under Chapter 7 of the Bankruptcy Code prior to the acquisition. Revenues and net income of Value Lighting included in the results of operations for the three months ended September 30, 2014 were $16,466,000 and $1,485,000 respectively.

3.	Inventories:

Inventories consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Raw materials	$3,985	$4,450
Finished goods	11,232	2,227

	15,217	6,677
Less: reserves	(1,555)	(1,708)

Net inventories	$13,662	$4,969

4.	Intangible Assets:

At September 30, 2014, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$1,877	$(1,655)	$222
Customer relationships	22,760	(2,349)	20,412

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Favorable lease	334	(45)	289
Non-Compete agreement	740	(110)	630
Patents	268	(147)	121
Product certification	61	(55)	6
Technology	1,953	(146)	1,806
Backlog	2,370	(1,534)	836
Trademarks / Trade Names	10,931	(1,085)	9,846

	$41,294	$(7,126)	$34,168

As of September 30, 2014, amortization expense on intangible assets for the next five years is estimated as follows:

(in thousands)	2014	2015	2016	2017	2018
Customer contracts	$14	$56	$56	$56	$42
Customer relationships	385	1,622	1,622	1,622	1,622
Favorable lease	17	74	48	22	22
Non-Compete agreement	34	152	152	141	80
Patents	6	23	23	23	23
Product certification	2	4	—	—	—
Technology	103	190	190	190	122
Backlog	558	278	—	—	—
Trademarks / Trade Names	187	689	689	689	689

Total	$1,306	$3,088	$2,780	$2,743	$2,600

5.	Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 is presented below. The balance at December 31, 2013 has been retroactively increased by approximately $430,000 as a result of the working capital adjustment related to Tristate and the provision for unfavorable purchase commitments related to Relume, as described in Note 2.

(in thousands)	Lighting Fixtures and Lamps	Lighting Signage and Media	Total
January 1, 2014	$21,498	$—	$21,498
Acquisition of Value Lighting	17,837	—	17,837
Transfer of Relume’s Media business	(1,463)	1,463	—

Balance, September 30, 2014	$37,872	$1,463	$39,335

Accumulated Balances:
Goodwill	$39,861	$1,870	$41,731
Accumulated impairment losses	(1,989)	(407)	(2,396)

Balance, September 30, 2014	$37,872	$1,463	$39,335

6.	Preferred Stock:

At September 30, 2014, the Company is authorized to issue 5 million shares of preferred stock.

Series C Preferred Stock

Each share of Series C Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends shall be payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance, shall not be paid in cash, and will accrue and accumulate daily. Additionally, the Series C Preferred Stock shall share ratably on an as converted basis with the common stock in the payment of all other dividends and distributions. For the nine months and the year ended September 30, 2014 and December 31, 2013, the Company accrued dividends of approximately $758,000 and $1,014,000, respectively.

Series E Preferred Stock

Each share of Series E Preferred Stock shall be entitled to receive dividends (the “Series E Dividend”) payable at a rate per annum of 5% of the Series E Stated Value then in effect (the “Series E Dividend Rate”). To the extent funds are legally available and the Company is not contractually prohibited from paying such Series E Dividend, the Series E Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional shares of Series E Preferred Stock or in cash. To the extent the Company is unable to pay any Series E Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series E Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Dividend Rate. Such unpaid Series E Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series E Dividend, as applicable. Additionally, the Series E Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the nine months and year ended September 30, 2014 and December 31, 2013, the Company accrued dividends of $190,000 and $218,000, respectively.

Series F Preferred Stock

Each share of Series F Preferred Stock shall be entitled to receive dividends (the “Series F Dividend”) payable at a rate per annum of 7% of the Series F Stated Value then in effect (the “Series F Dividend Rate”). Such dividends shall be payable in cash or in kind; provided that the Company shall not pay Series F Dividends in kind through the issuance of any shares of Series F Preferred Stock to the extent that such issuance would require prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance shall make such dividend payment in cash. To the extent funds are legally available and the Company is not contractually prohibited from paying such Series F Dividend, the Series F Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. At the holder’s option, such dividends are payable through the issuance of additional Series F Shares or in cash. To the extent the Company is unable to pay any Series F Dividend (i.e. in the event funds are not legally available or the Company is contractually prohibited from making payment), any such unpaid Series F Dividend shall be cumulative and shall accrue and compound on a quarterly basis at the then applicable Series F Dividend Rate. Such unpaid Series F Dividend shall be paid as soon as funds are legally available or as soon as the Company is no longer contractually prohibited from paying such Series F Dividend, as applicable. Additionally, the Series F Preferred Stock shall share ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the nine months and year ended September 30, 2014 and December 31, 2013, the Company accrued dividends of $175,000 and $129,000, respectively.

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

On June 30, 2014, Revolution entered into an Exchange Agreement (the “Exchange Agreement”) with Aston Capital, LLC (“Aston”) and RVL and closed the transactions contemplated by the Exchange Agreement. Pursuant to the Exchange Agreement, the Company issued to RVL on 10,956,000 shares of Series G Preferred Stock in exchange for $10,956, the entire outstanding principal amount of, and the accrued and unpaid interest on, that certain promissory note, dated April 17, 2014. Pursuant to the Exchange Agreement, the Company also issued to Aston 1,640 shares of Series G Preferred Stock in exchange for $1,640,085, a portion of the outstanding principal amount of, and the accrued and unpaid interest on, that certain promissory note, dated February 25, 2014. In addition, pursuant to the Exchange Agreement, the Company issued to RVL 5,404 shares of the Company’s newly-created Series G Senior Convertible Redeemable Preferred Stock, $0.001 par value per share in exchange for 5,000 shares (including accrued and unpaid dividends thereon) of the Company’s Series F Preferred Stock , held by RVL.

The Series G Preferred Stock is voting and convertible into shares of the Company’s common stock, $0.001 par value per share the Company’s common stock at any time at the option of the holder at a conversion price equal to $2.30 (the “Series G Conversion Price”).

In accordance with the Series G Certificate of Designations, the holders of the shares of Series G Preferred Stock have the same consent rights as the Series B, C and E Preferred Stock. The shares of Series G Preferred Stock have a liquidation preference per share equal to the greater of (i) $1,000 (subject to customary adjustments with respect to events affecting the Series G Preferred Stock, the ( “Series G Stated Value”)) plus accrued but unpaid dividends (the “Series G Liquidation Preference”) and (ii) such amount as would have been received had the Series G Preferred Stock converted into common stock immediately prior to the liquidation.

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

Each share of Series G Preferred Stock shall be entitled to receive cumulative dividends payable at a rate per annum of nine percent (9%) of the Series G Stated Value (as defined in the Series G Certificate of Designations) then in effect (the “Series G Dividend”). At the option of the holder, such dividends shall be payable either (i) in cash or (ii) in kind; provided, the Company shall not make any Series G dividend payments in kind through the issuance of additional Series G Preferred Stock to the extent (and only to the extent) such issuance would require the prior approval of the stockholders of the Company pursuant to NASDAQ Listing Rule 5636, and in lieu of such issuance, the Company will make such Series G dividend payments in cash. To the extent, funds are legally available and the Company is not contractually prohibited from paying such Series G Dividend, the Series G Dividend must be declared and paid from and including the Original Issue Date on each six-month anniversary of the Original Issue Date. For the nine months and year ended September 30, 2014 and December 31, 2013, the Company accrued dividends of $326,000 and $0, respectively.

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

Liquidation Preferences—The following summarize the order of seniority of liquidation preference:

1.	Series G preferred stock

2.	Series E preferred stock

3.	Series C preferred stock

4.	Series B preferred stock

7.	Stock-Based Compensation:

On September 18, 2003, the Company adopted a stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 450,000 additional shares of the Company’s common stock for future issuance under the plan. The 2003 Plan was subsequently amended to increase the number of shares to 1,160,000. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of ten years. Options granted typically vest ratably over a three-year period or based on achievement of performance criteria. The Company has granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including sales targets and net profit targets. As of September 30, 2014, 399,020 shares of common stock were vested and exercisable under the 2003 Plan, while 52,500 shares remained unvested. In 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The Company’s Board of Directors has determined that no awards will be made pursuant to the 2003 Plan in the future.

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

The following table summarizes activity in the stock option plans:

	Shares Available for Future Grant	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2014	680,953	407,020	$4.52
Options granted at market	(52,500)	52,500	2.32
Options exercised	—	—	—
Options forfeited or expired	8,000	(8,000)	3.54

Balance, September 30, 2014	636,453	451,520	$4.33

During the three months, ended September 30, 2014, no options to purchase shares of the Company’s common stock were granted and no options were exercised. No options were granted nor exercised during the three months ended September 30, 2014. The aggregate intrinsic value of the outstanding exercisable options at September 30, 2014 and December 31, 2013 was $0 and $98,000, respectively.

The weighted average vesting term of employee restricted stock is three years. During the year ended December 31, 2013, the Company issued 1,257,500 restricted shares under the 2013 Plan to employees and non-employee service providers of which 26,000 were subsequently forfeited. The weighted average grant date fair value for shares issued in 2013 was $1.94 per share. During the nine months ended September 30, 2014, 50,000 shares were forfeited and 848,000 shares were granted. At September 30, 2014, 970,500 shares were available for issuance under the 2013 Plan. Unrecognized compensation expense for employee restricted stock grants outstanding at September 30, 2014 and December 31, 2013 amounted to $2,250,000 and $1,019,000, respectively. Stock-based compensation expense for employees recognized in the accompanying statements of operations for the three and nine months ended September 30, 2014 was $263,000 and $613,000, respectively. Stock-based compensation expense for employees recognized in the accompanying statements of operations for the three and nine months ended September 30, 2013 was $53,000 and $754,000, respectively.

8.	Related Party Transactions:

Financings—In February 2014 the Company entered in an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the company borrowed $3.5 million for general corporate purposes (the “February Note”) The borrowing bore interest at 9% annually and originally matured on April 1, 2015. The Company had the option to prepay the note at any time without penalty. In April 2014, the Company borrowed an additional $1 million from Aston for general corporate purposes on the same terms and conditions as the February Note (the “ April Note”). Also in April 2014, the company borrowed $10.8 million from RVL to fund the acquisition of Value Lighting (the “RVL Note”) which bears interest at 9% annually and originally matured on the earliest of April 1, 2015 or the date on which the Company received proceeds from any debt, factoring or other similar facility or equity securities in the commercial banking, private placement or public markets.

In June 2014, the company exchanged the RVL Note and $1.6 million of the February Note plus related accrued interest, for an equivalent amount of Series G preferred stock.

In addition, Aston advanced an additional $2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances and approved the issuance of a promissory note in respect of such amount, which bears interest at per annum and matures on April 1, 2016 and can be prepaid at any time at the option of the Company.

The Company has accrued interest on such borrowings of $132,000 at September 30, 2014 on debt outstanding at such date and recorded interest expense of $76,000 and $132,000 for the three and nine months ended September 30, 2014.

Investment Agreements—The Company has entered into four separate investment agreements and an Exchange Agreement with RVL, an affiliate of Aston, whereby the Company issued to RVL Series B, C, E , F and G preferred stock . Cash received by the Company for the issuance for Series B, C, E, and F preferred stock aggregated to $26.0 million. Cash received for debt exchanged for Series G preferred stock aggregated to $12.5 million. The terms of the Series B, C, E, F and G preferred stock are described in note 7 of the financial statements. In addition, in 2013 an affiliate of RVL purchased 75,000 shares of common stock from the Company for $192,000 at the closing market price of the stock on the date purchased.

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

Management Agreement—On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, the Company granted an additional 300,000 shares of restricted stock to Aston which vest in three annual installments with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters—During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. The Company pays Aston $21,355 monthly, representing its proportionate share of the space under the underlying lease. Costs allocated to the Company amounted to $92,637 and $84,591 for the three months ended September 30, 2014 and 2013 and $276,692 and $249,262 for the nine months ended September 30, 2014 and 2013.

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

9.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart operating segment, the Relume operating segment, the LIT operating segment, the Tri-State and the Value Lighting operating segment, each of which are also reporting units. Effective January 1, 2014, as a result of transferring the Relume’s Media business to Lumificient, goodwill of $1.4 million was allocated to the Lighting Signage and Media reportable segment. None of the goodwill is expected to be deductible for income tax purposes. Financial information relating to the reportable operating segments for the three and nine months ended September 30, 2014 and 2013 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Revenues from external customers:
Lighting Fixtures and Lamps	$25,457	$4,447	$45,664	$16,413
Lighting Signage and Media	1,420	866	3,680	2,569

Total revenues from external customers	$26,877	$5,313	$49,344	$18,982

Segment income (loss):
Lighting Fixtures and Lamps	$227	$(1,554)	$(3,499)	$(1,886)
Lighting Signage and Media	144	11	(94)	(82)

Segment income (loss)	371	(1,543)	(3,593)	(1,968)
Unallocated amounts:
Corporate expenses	(1,116)	(1,513)	(3,799)	(5,297)
Change in fair value of embedded derivative	—	—	—	(6,990)
Interest expense	(192)	(24)	(651)	(24)
Deferred income tax (provision) benefit	(496)	—	5,468	—
Other income	29	—	11	746

Loss from continuing operations	$(1,404)	$(3,080)	$(2,564)	$(13,533)

Depreciation and amortization:
Lighting Fixtures and Lamps	$1,663	$470	$3,608	$2,400
Lighting Signage and Media	79	56	237	171

Segment depreciation and amortization	1,742	526	3,845	2,571
Corporate depreciation and amortization	8	6	13	17

Total depreciation and amortization	$1,750	$532	$3,858	$2,588

Segment assets on the dates indicated comprise the following:

(in thousands)	September 30, 2014	December 31, 2013
Lighting Fixtures and lamps	$109,336	$50,553
Lighting Signage and Media	5,414	6,960

	114,750	57,513
Elimination of intercompany receivables	(75)	(14,231)
Corporate assets, principally cash	814	8,955

	$115,489	$52,237

10.	Contingencies:

In the ordinary course of business, the Company may become a party to various legal proceedings generally involving collection actions, contractual matters, infringement actions, product liability claims and other matters. The Company is not a party to any legal proceedings for which it believes it will incur a material loss.

11.	Financings:

Two subsidiaries of the Company entered into a loan and finance agreements with a financial institution pursuant to which the subsidiary could borrow up to 85% against eligible accounts receivable as defined in the agreement up to a maximum of $2 million. Borrowings under the arrangements bore interest at a rate of 1.75% above the prime rate reported by the Wall Street Journal but not less than 5%. The company was also obligated to pay an annual fee of 1% of the maximum amount that could be borrowed under the arrangement as well a monthly maintenance fee of 0.5 % on the higher of monthly average outstanding principal balance or a specified minimum and certain other fees. The borrowings were repaid as the receivables were collected, were collateralized by specified assets of the subsidiaries and were guaranteed by Revolution. Under the terms of the agreement, the subsidiaries were prohibited from paying dividends and making distributions to the Company. This loan and finance agreement was paid off during the three months ended September 30, 2014. Borrowings outstanding as of December 31, 2013 amount to approximately $0.9 million and are included in accrued liabilities in the accompanying condensed balance sheet.

In August 2014, the Company entered into a 3-year loan and security agreement with Bank of America pursuant to which the Company can borrow up to specified percentages against eligible accounts receivable as defined in the Revolving Credit Facility and against eligible inventory as defined in the Revolving Credit Facility (the “Borrowing Base”) up to a maximum of $25 million. Borrowings under the arrangements bear interest at a rate of the LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of September 30, 2014 amount to approximately $12.9 million and are included in bank loan payable under non-current liabilities in the accompanying condensed balance sheet.

12.	Subsequent Events:

The Company has evaluated events and transactions occurring subsequent to September 30, 2014 and determined that there were no events or transactions that would have a material impact on the Company’s results of operations or financial position.

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

Results of Operations

Revenue—Revenue is derived primarily from sales of lighting products. These products include solid-state LED lighting fixtures and lamps, lighting systems and controls, as well as conventional lighting products. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

Cost of Goods Sold —Our cost of goods sold consists primarily of purchased components and products from contract manufacturers and suppliers and limited manufacturing-related overhead such as depreciation, rent and utilities. In addition, our cost of goods sold includes provisions for excess and obsolete inventory, freight costs and other indirect costs of sale. We source our manufactured products based on sales expectations and customer orders.

Gross Profit—Our gross profit has been and will continue to be affected by a variety of factors, including average sales prices of our products, product mix, our ability to reduce manufacturing costs and fluctuations in the cost of our purchased components. We sometimes use the term of direct gross margin, which we define as revenue less direct material costs.

Operating Expenses—Operating expenses consist primarily of salaries and associated costs for employees in sales, engineering, finance, and administrative activities. In addition, operating expenses include charges relating to accounting, legal, insurance and stock-based compensation.

Summary of Results

For the three months ended September 30, 2014, the Company reported revenues of approximately $26.9 million and net loss of approximately $1.4 million compared to revenues of approximately $5.3 million and a net loss of approximately $3.1 million for the corresponding period in 2013. For the nine months ended September 30, 2014, the Company reported revenues of $49.3 million and a net loss of $ 2.6 million compared to revenues of $19.0 million and a net loss of $13.5 million for the corresponding period in 2013. The 2014 and 2013 results reflect the results of the acquisitions noted above from their respective dates of acquisitions. The Company’s reported net losses for the nine months ended September 30, 2014 and 2013 include the following:

(in millions)	September 30, 2014	September 30, 2013
Change in fair value of embedded derivative	$—	$(7.0)
Gain on bargain purchase of business	—	0.7
Severance and transition costs	(0.4)	(1.1)
Acquisition related costs	(0.6)	(2.2)
Depreciation and amortization	(3.9)	(2.6)
Interest expense	(0.7)	—
Deferred income tax benefit	5.5	—
Stock-based compensation	(0.6)	(0.8)

Total	$(0.7)	$(13.0)

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $5.6 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during nine months ended September 30, 2014.

The change in fair value of the embedded derivative relates to the Series E Preferred Stock (see Note 6 to the financial statements). For the period from its issuance on February 21, 2013 to its modification on May 14, 2013, the Company recorded the changes in fair value of the embedded derivative in earnings. Following the modification, the Company ceased to record changes in fair values of the embedded derivative in earnings and reclassified the carrying amount of the embedded derivative liability to equity. The recorded changes in fair value of the derivative are principally related to the increases in the market value of the Company’s common stock.

Three Months Ended September 30, 2014 and 2013

Revenue (in thousands)

	Three Months Ended September 30,
	2014	2013
Lighting fixtures and lamps	$25,457	$4,447
Lighting signage and media	1,420	866

Total revenue	$26,877	$5,313

Total revenue for the three months ended September 30, 2014 increased by approximately $21.6 million, to approximately $26.9 million as compared to approximately $5.3 million for the three months ended September 30, 2013. Revenues from Lighting fixtures and lamps primarily represent sales of Value Lighting, Seesmart, Relume, and Tristate, which were acquired in April 2014, December 2012, August 2013 and November 2013 respectively. Lighting signage and media in 2014 includes the media business of Relume.

Gross Profit (in thousands)

	Three Months Ended September 30,
	2014	2013
Revenue	$26,877	$5,313
Cost of sales	18,318	3,949

Gross profit	$8,559	$1,364

Gross margin %	32%	26%

Gross profit for the three months ended September 30, 2014 was approximately $8.6 million, or 32% of revenue, as compared to gross profit of approximately $1.4 million, or 26% of revenue, for the corresponding period in 2013. The increase in gross profit reflects the impact of the acquisitions noted above from their respective dates of acquisitions.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2014	2013
Selling, general and administrative:
Severance and transition costs	$116	$134
Acquisition and other related expenses	156	641
Amortization and depreciation	1,750	532
Stock based compensation	227	53
Other selling, general and administrative	6,560	2,557
Research and development	495	503

Total operating expenses	$9,304	$4,420

Selling, general and administrative (SG&A) expenses were approximately $8.8 million for the quarter ended September 30, 2014, compared to approximately $3.9 million for the same period in 2013, an increase of approximately $4.9 million. The increase was primarily the result of the acquisition activity of 2013 and 2014 and selected investments in upgrading marketing and sales personnel.

Non-operating Income (Expense) (in thousands)

	Three Months Ended September 30,
	2014	2013
Interest expense	$(192)	$(24)
Other income	29

Total non-operating expenses	$(163)	$(24)

Interest expense recorded in 2014 is related to the revolving credit facility compared to the receivable financing arrangements in 2013.

Income taxes

In connection with the acquisition of Value Lighting in 2014, during the three months ended September 30, 2014 the Company recorded an adjustment to net deferred tax liabilities of approximately $ 0.5 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition of Value Lighting. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been adjusted by a corresponding amount during the three months ended September 30, 2014.

Net loss

The net loss for the three months ended September 30, 2014 and 2013 was approximately $1.4 million and $3.1 million, respectively. The net loss attributable to common stockholders for the three months ended September 30, 2014 and 2013 was approximately $2.1 million and $3.5 million, respectively, and includes the effects of the accretion to redemption value of the preferred stock and accrual of preferred stock dividends. Diluted loss per common share attributed to common stockholders was $0.02 and $0.04 for the three months ended September 30, 2014 and 2013, respectively.

Nine Months Ended September 30, 2014 and 2013

Revenue (in thousands)

	Nine Months Ended September 30,
	2014	2013
Lighting fixtures and lamps	$45,664	$16,413
Lighting signage and media	3,680	2,569

Total revenue	$49,344	$18,982

Total revenue for the nine months ended September 30, 2014 increased by approximately $30.4 million, to approximately $49.3 million as compared to approximately $19.0 million for the nine months ended September 30, 2013. Revenues from Lighting fixtures and lamps primarily represent sales of Value Lighting, Seesmart, Relume and Tristate, which were acquired in April 2014, December 2012, August 2013 and November 2013, respectively. In 2014, revenues from Lighting signage and media include the media business of Relume.

Gross Profit (in thousands)

	Nine Months Ended September 30,
	2014	2013
Revenue	$49,344	$18,982
Cost of sales	33,316	11,372

Gross profit	$16,028	$7,610

Gross margin %	32%	40%

Gross profit for the nine months ended September 30, 2014 was approximately $16.0 million, or 32% of revenue, as compared to gross profit of approximately $7.6 million, or 40% of revenue, for the corresponding period in 2013. The increase in gross profit reflects the impact of the acquisitions noted above from their respective dates of acquisitions. The results for the nine months ended September 30, 2013 reflected the revenue and margin impact of several large orders, which did not reoccur in 2014.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2014	2013
Selling, general and administrative:
Severance and transition costs	$354	$1,112
Acquisition and other related expenses	584	2,216
Amortization and depreciation	3,858	2,588
Stock based compensation	588	754
Other selling, general and administrative	16,562	6,922
Research and development	1,474	1,283

Total operating expenses	$23,420	$14,875

Selling, general and administrative (SG&A) expenses were approximately $21.9 million for the nine months ended September 30, 2014, compared to approximately $13.6 million for the same period in 2013, an increase of approximately $8.3 million. The increase was primarily the result of the acquisition activity of 2013 and 2014 and selected investments in upgrading marketing and sales personnel.

Non-operating Income (Expense) (in thousands)

	Nine Months Ended September 30,
	2014	2013
Change in fair value of embedded derivative	$—	$(6,990)
Gain on bargain purchase of business	—	743
Interest expense	(651)	(24)
Other income	11	3

Total non-operating expense, net	$(640)	$(6,268)

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

Interest expense is related to the receivable financing facility we entered into in late 2013 and the revolving credit facility entered into in August 2014.

Income Taxes

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $5.6 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the nine months ended September 30, 2014.

Net Loss

The net loss for the nine months ended September 30, 2014 and 2013 was approximately $2.6 million and $13.5 million, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2014 and 2013 was approximately $4.9 million and $16.8 million, respectively and includes the effects of the accretion to redemption value of preferred stock and accrual of preferred stock dividends. Diluted loss per common share attributed to common stockholders was $0.06 and $0.22 for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity, Capital Resources and Cash Flows

At September 30, 2014, the Company had cash on hand of approximately $2.4 million. For the nine months ended September 30 2014 and 2013, the Company reported negative cash flows from operations of approximately $15.7 million and approximately $5.2 million, respectively. Cash used for operations for the nine months ended September 30, 2014 and 2013 included $0.9 million and $3.3 million paid for acquisition related costs and severance and related costs, respectively. For the year ended December 31, 2013, the Company used cash for operations of approximately $8.1 million, which included approximately $3.5 million cash paid for acquisition related costs and severance and transition costs. At September 30, 2014, the Company had working capital of approximately $16.3 million, compared to negative working capital of approximately $1.8 million, at December 31, 2013.

During the year ended December 31, 2013, the Company issued convertible redeemable preferred stock to RVL 1, LLC (“RVL”) for cash of approximately $10.0 million and common stock to unaffiliated investors for approximately $5 million in cash and borrowed approximately $0.9 million under an accounts receivable financing facility. During the nine months ended September 30, 2014, the Company borrowed $18.6 million from affiliates of its controlling shareholder for general corporate purposes including $10.8 million used to fund the cash portion of the consideration for the acquisition of Value Lighting. On June 30, 2014, the Company issued Series G preferred stock of $18.0 million to affiliates of its controlling stockholder in exchange for notes payable of approximately $12.6 million, including accrued interest, and Series G preferred stock of $5.4 million, including accrued dividends. During the three months ended September 30, 2014, the Company exchanged outstanding borrowings from Aston for a new consolidated note aggregating to $5.7 million bearing interest at 9% and maturing on April 1, 2016, with a balance at September 30, 2014 of $2.6 million.

On August 20, 2014, the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis (the “ Revolving Credit Facility”). Borrowings under the agreement are determined based on specified percentages of eligible receivables and inventory, and bear interest either on the base rate plus specified margins or at LIBOR plus specified margins, at the election of the Company. See Note 11 in the Consolidated Financial Statements. As of September 30, 2014, the Company was current in its covenants and obligations under the Revolving Credit Facility, and was eligible to borrow an additional $5 million under the Revolving Credit Facility, based on its current level of inventory and accounts receivable.

Contractual Obligations

The following table sets forth our contractual obligations at September 30, 2014:

	Payments due by period
(in thousands)	2014	2015 - 2016	2017 - 2018
Operating lease obligations	$265	$1,726	$958
Purchase price obligations	464	8,676	—
Bank loan—payable	—	—	12,893
Borrowings from affiliates of controlling stockholder	—	2,565	—

Total	$729	$12,967	$13,851

Purchase Price Obligations

In connection with the acquisition of Tri-State, the Company is obligated to issue additional shares if Tri-State achieves certain financial targets, which has been valued at $0.5 million. The Company has recorded a liability in its financial statements for the payment obligation and the current contingent consideration obligation.

In connection with the acquisition of Value Lighting, the Company recorded a liability for contingent consideration if Value Lighting achieves certain financial targets in 2014 and 2015, which at September 30, 2014 was valued at $8.2 million, and to fund $0.5 million of additional acquisition related obligations.

The company has debt outstanding under a receivable financing facility, which bears interest at LIBOR, at September 30, 2014.

At September 30, 2014, the Company had outstanding borrowings of approximately $2.6 million from an affiliate of its controlling stockholder, which bears interest at 9%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its receivable financial facility pursuant to which it may borrow up to $25 million, which bears interest at a variable rate based on LIBOR.

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

There was no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The Company is not a party to any material legal proceeding for which it believes it will incur a material loss.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities Exchange Commission on March 13, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description

10.1	Loan and Security Agreement, dated as of August 20, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 26, 2014).

10.2	Guaranty, dated as of August 20, 2014, by each of Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, Seesmart, Inc., Envirolight LED, LLC, Sentinel System, LLC and Value Lighting of Houston, LLC, in favor of Bank of America, N.A. and the Secured Parties (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 26, 2014).

10.3	Pledge Agreement, dated as of August 20, 2014, by and among Revolution Lighting Technologies, Inc., the Borrowers listed on Schedule I thereto, the Guarantors listed on Schedule II thereto and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 26, 2014).

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 6, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: November 6, 2014
Robert V. LaPenta
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: November 6, 2014
Charles J. Schafer
President and Chief Financial Officer (Principal Financial Officer)