Form 10-K
period 2014-12-31
Revolution Lighting Technologies, Inc.
filed 2015-03-16
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23590

REVOLUTION LIGHTING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-3046866 (I.R.S. Employer Identification No.)

177 Broad Street, 12th Floor, Stamford, CT (Address of principal executive offices)	06901 (Zip Code)

Registrant’s telephone number: (203) 504-1111

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2014, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $81,742,350.

As of March 9, 2015, there were 130,257,531 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive proxy or information statement for the 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

Revolution Lighting Technologies, Inc.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on our current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may be unable to cover our cost of operations unless we generate sufficient operating income from the sale of our products, or raise additional debt or equity capital;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must successfully integrate and realize the expected benefits of our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies, Inc., Seesmart Technologies, Inc. and Value Lighting, Inc., or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business;

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies; and

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions.

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

General

Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) and conventional lighting fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, LED replacement lamps and high-performance, commercial grade smart grid control systems. We sell these products under the RVLT, Lumificient, Value Lighting, Array and CMG brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations comprise two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes our Seesmart, Relume, LIT, Tri-State and Value Lighting businesses. The Lighting Signage and Media reportable segment is comprised of the Lumificient business. The Media business of Relume, previously included in the Lighting Fixtures and Lamps segment, was transferred to Lumificient effective January 1, 2014. It has been included in the Lighting Signage and Media reportable segment since that date.

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

On September 25, 2012, we completed the transactions contemplated by an Investment Agreement (the “Series B Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC (“Aston”), whereby the Company issued to RVL shares of Series B Convertible Preferred Stock (the “Series B Investment” or “Investment”), representing approximately 73% of the Company’s outstanding voting stock. The proceeds from the Series B Investment were used to extinguish approximately $2.5 million of existing short term debt, to fund a settlement payment in connection with the settlement of a lawsuit, to pay the fees and expenses in connection with the Investment and for working capital purposes. The Investment resulted in a change in control of the Company under applicable regulations of The NASDAQ Stock Market (“NASDAQ”) and was consummated pursuant to an exception from the NASDAQ stockholder approval rules pursuant to the “financial viability exception” set forth in NASDAQ Rule 5635(f).

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), headquartered in Simi Valley, California. Seesmart is an LED solutions provider serving the commercial lighting market. We completed the acquisition of Seesmart for consideration of approximately $10.1 million in cash, approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D convertible preferred stock valued at approximately $1.5 million. In connection with the funding of the Seesmart acquisition, the Company closed an investment agreement with RVL whereby the Company issued 10,000 shares of Series C preferred stock to RVL for cash of $10 million. With the acquisition of Seesmart, we targeted the commercial segment sales channel, moving away from the big box store model we previously pursued. We believe that Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. We expect that Revolution’s other businesses will also leverage Seesmart’s distribution network.

On August 22, 2013, we acquired Relume Technologies, Inc. (“Relume”), for a total purchase price of $11.6 million, of which $5 million was paid in cash (approximately $4.3 million net of an estimated working capital adjustment) and 2,174,000 shares of common stock valued at approximately $7.3 million based on the market price of the Company’s stock on the closing date. The cash portion of the purchase price was funded with the proceeds from the issuance of Series F preferred stock to RVL. Relume is a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications. Relume services several outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings and outdoor advertising displays. Approximately 75% of Relume’s business is made up of outdoor lighting, with the remaining part of the business split between smart grid control systems, and LED lighting for media and signage. Relume’s patented Silver Circuitry™ process for LED thermal management offers the first seven-year LED warranty, adding value to customers by improving LED performance, lowering operating temperature and extending LED life. We believe that combining Relume’s LED lighting applications with the suite of products offered by our existing Lumificient and Seesmart brands will help drive new market penetration.

On November 15, 2013, we completed the acquisition of Tri-State DE LLC (“Tri-State”), a distributor of Revolution’s Seesmart products, for cash at closing of $1.8 million, an obligation to pay another $1.5 million in cash in six months, 543,052 common shares of which one half were issued at closing, valued at $1.6 million, and an obligation to issue up to 365,628 additional common shares based on Tri-State achieving specified revenue targets within one year following the acquisition, valued at approximately $0.9 million. Tri-State has a strong management team and a significant client base in New York, New Jersey and Connecticut.

On April 17, 2014, we completed the acquisition of Value Lighting, Inc. (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated to $39.3 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at nine, twelve, eighteen and twenty-four months from the acquisition date, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company, aggregating up to a total of $11 million, if certain revenue and EBITDA targets are achieved by Value Lighting for 2014 and 2015 (valued at $7.8 million). The purchase price was reduced by $0.1 million based on the closing working capital. We acquired Value Lighting for its presence in the multifamily residential and construction markets, the experience of the management team, its customer base, operational and business development synergies.

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

With rapid advancements in the performance, efficiency and cost of energy-efficient lighting, including LED-based solutions, conventional light sources are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy-efficient nature of LED technology makes it an environmentally friendly light source, and the compact size of LEDs has created new possibilities in lighting fixture and lamp design. Product selection is influenced by a number of factors, including overall cost, energy efficiency, product life, lumen output and other product features, as well as regulatory, maintenance and environmental factors. We believe our unique advanced lighting solutions are well positioned to increasingly displace conventional lighting in each of our targeted markets.

In North America, lighting manufacturers typically sell products through independent manufacturer’s representatives and electrical supply and distribution companies. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

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

In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Traditional incandescent lighting sources can produce between 10 and 35 lumens per watt, while fluorescent and HID light sources can produce output of approximately 50 lumens per watt. Today’s LEDs are currently performing well over 100 lumens per watt at the LED level, making them comparable to, and often better than, fluorescent and HID light sources.

High Energy Costs Drive LED Adoption. As a result of high energy prices and the expectation that prices will continue to rise, businesses and consumers are increasingly adopting new technologies to reduce energy consumption. LED lighting technology is inherently more energy efficient and can result in more than 80% power savings over incandescent solutions. According to a leading consulting company, 20% of all energy consumption in the United States is from lighting applications. This combined rate represents approximately half of all energy consumption in commercial buildings as compared to approximately 15% for residential users and 7% for industrial companies. Despite safety issues and concerns, compact fluorescent (CFL) bulbs are used for lighting energy conservation. However, recent technological advancements to LED lighting have made it more commercially viable in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color-rendering (CRI). In addition, competitive pressures, declining LED costs and greater manufacturing efficiencies are driving down LED lamp prices. As a result of these gains, the global lighting market is experiencing rapid LED adoption which is expected to continue for the foreseeable future. In 2012, an analysis of the global lighting market by a leading consulting company predicted that the LED market share will grow from 18%, or $12 billion, in 2012 to 70%, or $72 billion, in 2020.

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

Governments are also adopting or proposing legislation to promote energy efficiency and conservation. Lower energy consumption translates into lower electricity generation, often from coal power plants, and thus can significantly lower carbon emissions. Legislative actions to promote energy efficiency can beneficially impact the LED lighting market in the countries adopting such legislation and other countries, as well. For example, several countries have effectively banned the 40, 60, and 100-watt light bulbs and are expected to progressively apply these restrictions to lower-wattage bulbs. In addition, LED lighting solutions are free of hazardous materials such as mercury, which can be harmful to the environment. Any restrictions on the use of hazardous substances could adversely affect one of the LED lamp’s primary competitors, the CFL market.

Utility Companies Are Rewarding Conservation Efforts. Demand on the existing power grid in the United States continues to rise. Coupled with this rising demand for energy, utility companies face many challenges to generate more power, including high investment costs to expand capacity or construct new facilities, costly and time-consuming regulatory approval processes, community and environmental protests, and extended construction periods. As a result, many utility companies are seeking ways to curb demand rather than expand capacity. One alternative is to reward customers’ conservation efforts with rebates or utility credits. In an effort to encourage the development of high-quality, energy-efficient LED lamps eligible for utility rebates, the DesignLights Consortium (DLC) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified-products list, making them eligible for substantial rebates from utility companies. Seesmart and Relume currently offer 159 and 40 DLC-listed lighting products, respectively, and continue to develop and submit more products for DLC certification. At present utility subsidies are generally geared toward CFLs. Given the greater efficiency and more attractive conservation features of LED lighting, we believe subsidies for LEDs will become increasingly popular and drive up demand.

While LEDs are rapidly gaining popularity, one of the biggest challenges remaining is educating the end user on the true benefits that LED technology provides. Our go-to market strategy has given us a competitive edge, setting ourselves apart as both industry leaders and educators within the commercial LED lighting space.

The Benefits of LED Technology are Driving an Increase in Previous Technology Retrofit and Renovation. The energy savings and positive environmental effect of installing LED technology in both commercial and residential applications are increasing the market size of retrofit and renovation as compared to new construction. We believe we are expert in both retrofit and renovation. Retrofit consists of the replacement of a luminaire or lamp, one for one, without changing the location or type of luminaire. Renovation consists of redesign of the existing space with LED, potentially using new luminaires in a different location, and possibly adding a control system to further enhance the environment and the energy savings. There are billions of sockets currently operating with traditional light sources that we believe will be converted to LED. It is estimated that about 50% of the dollars spent on LED will be to replace existing technology.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Energy-Efficient and Environmentally Conscious Lighting Solutions. We feature company brands and product offerings for multiple markets looking to construct or convert to LED. Our brands offer indoor and outdoor luminaires and lamps designed for commercial and municipal applications, industrial and warehouse applications, education, hospitality, and healthcare applications, and parking and street lighting applications. Our Value Lighting brand offers luminaires and lamps designed and distributed primarily to the multi-family and residential markets, including both LED and conventional lighting fixtures. Our Lumificient brand produces LED products for the commercial sign, cove and accent markets. Our Sentinel brand designs and provides control systems that compliment and support all brands of LED and they deliver significant electrical and installation savings over and above the luminaire based on its superior design. Based upon our review of publicly available performance data from competitors, our products can provide a quicker return on investment than competitive products, and up to a 90% energy savings over incandescent lamps. We have designed our product lines to be value-engineered to produce cost-effective, high-quality lighting solutions. Four of our LED lamps were among the first lamps to be certified under the Energy Star program that began accepting applications in September 2010. In February 2012, our R30 lamps were the first LED reflector lamp replacements to earn the full 50,000-hour certification by Energy Star. This 50,000-hour life is equivalent to more than 10 years when the lamp is on for twelve hours per day.

Product Development. We have a proven product development process that produces high quality LED products utilizing what we believe is the newest and best technology. Our process is driven internally by staff engineers, who provide internal design specifications to our internal manufacturing capabilities and our certified third-party partners. By designing our products to utilize what we believe to be the best-in-class components, we are able to integrate the latest technology into our products. Our product design process, utilizing a combination of internal design and third party partners where applicable, allows us to maintain an agile position in the marketplace. We invest our research and product development resources and our engineering expertise to optimize our product designs, construction and performance. Exceptional quality, and success in the desired application vertical, are our primary goals.

Reliable, High-Quality and Cost-Competitive Solutions. We design, manufacture and sell high-quality and reliable products across all of our brands with demonstrable performance advantages that are cost competitive. Many of our products are designed to operate for up to 50,000 hours or more, and are backed by warranties of up to 10 years. We achieve this, in part, through a combination of sourcing high-quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous third-party product testing. To deliver cost-competitive solutions, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process. Additionally, several of our products have qualified with Energy Star and DLC for conservation-driven incentives with utilities, and we plan to apply for rebate programs with other utilities in the U.S. as they become available. This should translate into additional economic incentives for our customers to purchase our products.

Distributor, Dealer and Agency Networks. We have a distributor and dealer network that is well-educated in LED lighting technology. They are motivated entrepreneurs who are excited by the adoption of LED, and they desire to build a local business helping others benefit from this outstanding technology. As of March 1, 2015, we have 58 exclusive dealers, distributors and teaming partners in the United States, and distributors in four other countries. We are on track to continue to grow in selected domestic and international markets. Our distributor and dealer network provides us with a competitive advantage in delivering high-quality products rapidly to market and providing leading end-user education. We also have established relationships with approximately 38 independent commercial sales agencies, which are overseen by four regional sales directors, to provide a geographic footprint spanning the entire United States territory.

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

Our Growth Strategy

Our objective is to become the leading provider of advanced LED lighting solutions. A key element of our growth strategy is servicing the following markets in all aspects of choosing LED and controls technology, and also being their expert and partner when they choose to retrofit or renovate. These markets are:

•	Commercial and municipal

•	Industrial and warehouse

•	Education

•	Healthcare

•	Hospitality

•	Federal, state, and local government

•	Multi-family

•	Signs and media

•	Residential lamps

Another Key Element of our Growth Strategy is Being an Education Resource to our Customer. We believe that end-user education about the benefits of LED lighting is extremely important. There is a growing need for unique advances in LED engineering and the market is beginning to embrace the technology. Through education, we have created a sales force and distribution network that provides the knowledge necessary to drive the commercial market. By introducing new products with longer life and lower cost we believe that the LED market and its acceptance will continue to grow at a rapid rate.

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

Products

Commercial Lamps and Fixtures. The RVLT umbrella for commercial lamps and fixtures products includes the following commercial indoor and interior lighting products:

•	Linear Tube Lighting

•	Multi-Family Lighting

•	Commercial Lay-In (troffer) Lighting

•	Luminaire LED Retrofit Kits

•	Downlighting and Accent Lighting

•	Replacement LED Lamps

•	Garage and Parking Lot Lighting

•	Street Lighting

•	High- and Low-Bay Lighting

•	Multi-Purpose Lighting

•	Signage and Accent Lighting

•	Smart Grid Control Systems

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

Multi-Family Lighting: Our Value Lighting business was founded in 2005 and has provided lighting solutions for over 200,000 family units over the past five years. The majority of this business is repeat business from satisfied customers and contractors. Value Lighting sells both our branded LED products and non-LED lighting fixtures sourced from others. We believe that the Value Lighting acquisition affords an opportunity to sell our LED solutions into Value Lighting’s established multifamily distribution channels.

Signage, Media and Strip Lighting: Our Lumificient business offers products that target the signage market, primarily with the Hyperion R-Lite™ and its patented Silver Circuitry. Increasingly, these products are expanding into non-signage applications, such as vending machines, illuminated display tables, and architectural applications. These products are energy-efficient, easy to install, and highly dependable. Lumificient’s LED products are ideally suited for corporate branding where long life, durability, ease of installation and uniform illumination, without scalloping or hot spots, are required. We believe that the Lumificient LED light engine is among the best available.

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

We believe that we will compete favorably in our markets, based on the following factors:

•	Breadth and diversity of high-quality product offerings

•	Our expansive distribution network and developed relationships

•	Speed to market with the latest technology that works

•	Innovative products at competitive price points

•	UL, DLC and Energy Star certifications

•	Ability to offer various levels of products and a custom product program

•	Value-engineered products producing a fast return on investment

•	Responsiveness to customers

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends in part upon our success in developing new and advanced lighting solutions and introducing these products at competitive prices on a timely basis.

Sales and Marketing

We are an LED solutions provider; we believe that we furnish exceptional customer service and the highest-quality LED products available for commercial installation. Our Value Lighting division also sells conventional lighting products in the multifamily market based on customer needs.

We market and sell our LED products through our dedicated dealer and distribution network and commercial agency networks. All of our distributors, dealers and agencies are recruited, trained, and managed by us directly. We maintain a firm policy on the use of our name for branding our LED lighting products, and we control the message going to our end users in all of our self-generated collateral material.

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

Manufacturing and Suppliers

We design and engineer our products and outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacture of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted in our facilities in Simi Valley, California and Oxford, Michigan where we also assemble and manufacture certain of our products.

Our Lumificient business operates a manufacturing facility in Maple Grove, Minnesota. Some of our products, however, use a custom LED package and are sourced from a limited number of suppliers. Although we currently are dependent on these suppliers, we believe that, if necessary, alternative sources of supply could be found. However, any interruption or delay at our third-party manufacturers or in the supply of the components, or in our ability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Research and Product Development

The general focus of our research and development team is the design and integration of electronics, optics and thermal management solutions to create advanced lighting products. Through these efforts, we seek to enhance our existing products, design new products, and develop solutions for customer applications. We believe that quick responsiveness to customer demands and our ability to achieve industry certifications such as UL, DLC and Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs. During 2014, we spent approximately $2.1 million on research and product development activities. We continue to invest in our product development, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

We currently hold 73 patents related to our LED lighting intellectual property and have 33 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization or foreign patent offices.

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

Royalties

The Company has from time to time entered into agreements whereby we have agreed to pay royalties for the use of certain LED technologies. Royalty expense incurred under these agreements was immaterial for all years presented.

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

Today, many of our customers and end-users also expect our products to meet the applicable DLC or Energy Star requirements. DLC and Energy Star are industry standards for energy-efficient lighting products. To qualify for Energy Star certification, LED lighting products must pass a variety of rigorous tests to prove that the products have certain performance and efficiency characteristics. Four of our former Array-branded lamps were among the first lamps to be certified under the Energy Star program, which began accepting applications for lamps in September 2010. A variety of our LED products are DLC-listed, too, making them eligible for valuable rebates from utility companies. DLC currently lists 145 Revolution Lighting Technologies (formerly listed under Seesmart, Inc.) and over 309 Relume LED products on its Qualified Products List. Like Energy Star, DLC sets stringent product performance and efficiency requirements that manufacturers must meet to qualify for certification. In fact, DLC bases many of its performance requirements on the Energy Star model. However, unlike Energy Star, which primarily regulates products for the residential lighting market, DLC regulates lighting products manufactured for the commercial market. By designing and manufacturing LED products that meet DLC, Energy Star and UL standards, we expect to further improve our sales and industry reputation.

Seasonality

The business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have experienced, and generally expect to experience, our highest sales in the second and third quarters of each fiscal year.

Our lighting solutions are sold to customers in both the new construction and renovation and retrofit markets. The construction market is cyclical in nature and subject to change in general economic conditions. Unit sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material effect on net sales and operating income.

Financial Information about Foreign and Domestic Operations

See Note 13 to consolidated financial statements included in this Annual Report on Form 10K.

Environmental Protection Regulations

We believe that compliance with environmental protection regulations will not have a material impact on our financial position and results of operations.

Employees

As of February 1, 2015, we had a total of 206 full-time employees and three part-time employees. We enjoy good employee relations. None of our employees are a member of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

Our principal executive offices are located at 177 Broad Street, 12th Floor, Stamford, CT 06901. Our telephone number is (203) 504-1111 and our website is located at www.rvlti.com.

We are a public company and are subject to informational requirements of the Securities Exchange Act of 1934. Accordingly, we filed periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 on business days during the hours of 10 a.m. to 3 p.m. or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. We maintain a corporate website at www.rvlti.com. We intend to use our website as a regular means of disclosing material information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

Item 1A.	Risk Factors

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our business operations.

We have a history of losses and may incur losses in the future. We may be unable to generate sufficient operating income from the sale of our products or raise additional debt or equity capital.

We have experienced net losses of approximately $5.2 million, $16.8 million and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of approximately $72.3 million. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our product lines and improve our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations. Our operating expenses may continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We have funded our operations primarily through the issuance of common and preferred stock. We have received financing primarily from our affiliate RVL 1, LLC (“RVL”), an entity affiliated with our Chairman and Chief Executive Officer. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and product development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders.

Pursuant to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), we currently have authorized 150,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

Our Loan Agreement contains financial covenants that may limit our operating and strategic flexibility.

Our loan and security agreement with Bank of America, N.A., as amended (which we refer to as the “Loan Agreement”) contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions require that we maintain certain solvency ratios tied to our ability to borrow under the terms of the Loan Agreement, and generally require us to obtain lender consents for acquisitions. There can be no assurance that we will be in compliance with all covenants in the future or that Bank of America will agree to modify the Loan Agreement, should that become necessary.

Events beyond our control could affect our ability to comply with these covenants and restrictions. Failure to comply with any of these covenants and restrictions would result in an event of default under the Loan Agreement. If we do not cure an event of default or obtain necessary waivers within the required time periods, Bank of America would be permitted to accelerate the maturity of the debt under the Loan Agreement, foreclose upon our assets securing the debt, and terminate any further commitments to lend to us. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Loan Agreement may significantly impair our ability to obtain other debt or equity financing.

There can be no assurance that any waivers we request will be received on a timely basis, if at all, or that any waivers obtained will extend for a sufficient period of time to avoid an acceleration event, an event of default, or other restrictions on our business. The failure to obtain any necessary waivers could have a material adverse effect on our business, liquidity, and financial condition.

Our growth strategy depends in part on our ability to execute successful strategic acquisitions. We have made strategic acquisitions in the past and may do so in the future, and if the acquired companies do not perform as expected, this could adversely affect our operating results, financial condition and existing business.

We may continue to expand our business through strategic acquisitions. The success of any acquisition will depend on, among other things:

•	the availability of suitable candidates;

•	higher than anticipated acquisition costs and expenses;

•	competition from other companies for the purchase of available candidates;

•	our ability to value those candidates accurately and negotiate favorable terms for those acquisitions;

•	the availability of funds to finance acquisitions and obtaining any consents necessary under our credit facility;

•	the ability to establish new informational, operational and financial systems to meet the needs of our business;

•	the ability to achieve anticipated synergies, including with respect to complementary products or services; and

•	the availability of management resources to oversee the integration and operation of the acquired businesses.

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

Part of our strategy to increase revenue and market share is to grow through strategic acquisitions in order to complement and expand our business. On December 20, 2012, we acquired Seesmart; on August 22, 2013, we acquired Relume; on November 15, 2013, we acquired Tri-State; and on April 17, 2014, we acquired Value Lighting. These acquisitions involve risks related to the integration and management of technology, operations and personnel of separate companies. The integration of these businesses will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

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

In addition, in the first quarter of 2013, we transitioned our corporate headquarters from Charlotte, North Carolina to Stamford, Connecticut. Seesmart has California and Illinois locations; Relume is headquartered in Michigan; and Value Lighting is headquartered in Georgia with facilities in Georgia, Texas and Maryland. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisitions of Seesmart, Relume, Tri-State and Value Lighting, and in consideration of future acquisitions, goodwill and other intangible assets have been and will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified. Such charges could have a severe negative impact on our business, financial condition and results of operations. The following factors also could result in material charges that would adversely affect our results:

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

If components used in our finished products become unavailable, or third-party manufacturers otherwise experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business.

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

We may be subject to various import duties applicable to materials manufactured in foreign countries and, in addition, may be affected by various other import and export restrictions, as well as other considerations or developments impacting international trade, including economic or political instability, shipping delays and product quotas. These international trade factors will, under certain circumstances, have an impact both on the cost of components (which will, in turn, have an impact on the cost to us of the manufactured product) and the wholesale and retail prices of our products.

In addition, there has been labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as port workers. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers, we may not be able to pass these cost increases on to our customers. Strikes among longshoreman and clerical workers at ports in the past few years have slowed down the ports for a time, creating a major impact on the transportation industry. West coast longshoremen have been operating without a union contract since the summer of 2014, and a risk of labor unrest and labor slowdowns continues although the parties recently reached a tentative agreement that still must be approved by the union membership. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

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

We depend on distributors and independent sales representatives for a portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

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

Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. The agreements that are formalized in a contract are generally short-term, non-exclusive, and can be cancelled by these sales channels without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that we or end-users will be satisfied with their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

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

Despite testing by us, defects have been found and may be found in the future in our existing or future products. This could result in, among other things, a delay in the recognition or loss of revenue, loss of market share or failure to achieve market acceptance. These defects could cause us to incur significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and harm our relationships with our customers. The occurrence of these problems could result in the delay or loss of market acceptance of our lighting products and would likely harm our business. Defects, integration issues or other performance problems in our lighting products could result in personal injury or financial or other damages to end-users or could damage market acceptance of our products. Our customers and end-users could also seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

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

A majority of our outstanding stock is owned by RVL. We have approximately 129.7 million common shares outstanding, of which approximately 84.3 million shares, or 65%, are beneficially owned by RVL and its affiliates. As a result, we are a “controlled company” within the meaning of NASDAQ Marketplace Rule 5615. As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, including that:

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

We are controlled by our majority stockholder, RVL, whose interests may not be aligned with the interests of our other stockholders.

RVL, an affiliate of our Chairman and Chief Executive Officer, beneficially owns a majority of our outstanding shares of common stock. Consequently, RVL controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions. Through its majority representation on our board of directors, RVL has a controlling influence on our strategic direction, policies and management, including the ability to appoint and remove officers. As a result, RVL may cause us to take actions that may not be aligned with the interests of other stockholders. For example, RVL may prevent, delay or accelerate any transaction involving a change in control of us or in which our stockholders might receive a premium over the prevailing market price for their shares, or may determine to pursue a transaction not involving a premium.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration

Corporate headquarters	Stamford, Connecticut	6,626	2020
Office and warehouse	Simi Valley, California	12,200	2015
Office, distribution and light manufacturing	Maple Grove, Minnesota	13,200	2018
Office and distribution center	Greenwich, Connecticut	5,230	2015
Office and training center	Crystal Lake, Illinois	10,000	2015
Office, distribution and light manufacturing, showroom and training	Oxford, Michigan	45,000	2017
Office and warehouse	Marietta, Georgia	63,000	2024
Warehouse and distribution center	Marietta, Georgia	14,372	2016
Warehouse and distribution center	Carrollton, Texas	37,824	2016
Office and warehouse	Beltsville, Maryland	28,800	2018
Office and warehouse	Friendswood, Texas	4,065	2015

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3. Legal Proceedings

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company is not currently a party to any pending legal proceedings which it believes to be material.

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

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “RVLT.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2014		2013
	High	Low	High	Low
First Quarter	$4.35	$2.81	$2.50	$0.60
Second Quarter	3.40	2.01	4.58	1.77
Third Quarter	2.67	1.63	5.50	2.19
Fourth Quarter	2.17	0.98	4.54	2.67

(b) The number of holders of record of our Common Stock on March 9, 2015 was 104. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On March 9, 2015, the last reported sale price of our common stock on the Nasdaq Capital Market was $1.11 per share.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information as of December 31, 2014

The following table provides information as of December 31, 2014 with respect to shares of our Common Stock that may be issued under our equity compensation plans. For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 11 of our Notes to Consolidated Financial Statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans (stock options) approved by stockholders	414,380	$4.29	—
Equity compensation plans (restricted share awards) approved by stockholders (a)	291,000	N/A	724,501

Totals	705,380	N/A	724,501

(a)	Includes 291,000 shares approved but unissued. Excludes previous grants of restricted stock totaling 1,949,500 shares.

Recent Sales of Unregistered Securities

In connection with our acquisition of All Around Lighting, Inc. (“All Around”) we undertook the obligation to issue 1,600,000 unregistered shares of our common stock to the shareholders named in the merger agreement in 11 installments, with the first such installment to occur on May 1, 2015. The unregistered shares constituted a portion of the aggregate consideration paid for our acquisition.

Other than as described herein and disclosed in our Current Report on Form 8-K filed with the SEC on December 1, 2014, we did not sell any unregistered securities for the three months ended December 31, 2014.

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

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the five-year period commencing on December 31, 2009. (In 2012, a change in control of the Company was effected when RVL purchased approximately 73% of the Company’s outstanding voting stock. A supplemental performance graph is provided following this one, which provides the same comparisons for the period commencing with announcement of the change in control). The stock price performance shown on the graph is not necessarily indicative of future price performance.

	As of December 31,
	2009	2010	2011	2012	2013	2014
Revolution Lighting Technologies, Inc.	$100.00	$60.31	$32.11	$18.62	$101.48	$39.92
NASDAQ Composite Index	100.00	116.96	114.81	133.08	184.03	208.68
Dow Jones US Electrical Components & Equipment Index	100.00	127.30	112.86	136.56	186.65	199.19

Supplemental stock performance chart

The following supplemental graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the period commencing on September 12, 2012, the date when RVL announced its initial investment in the Company to December 31, 2014. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	9/12/12	12/31/12	12/31/13	12/31/14
Revolution Lighting Technologies, Inc.	$100.00	$484.61	$2,638.68	$1,038.55
NASDAQ Composite	100.00	96.92	133.97	151.89
Dow Jones US Electrical Components & Equipment Index	100.00	100.45	137.26	146.50

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data of Revolution Lighting Technologies, Inc. for the fiscal years ended December 31, 2014, 2013, 2012, 2011 and 2010. The selected historical consolidated financial data has been derived from Revolution Lighting Technologies Inc.’s audited consolidated financial statements for the respective dates and periods.

The information presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

(in thousands, except per share data)	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010 (4)
Statement of Operations Data:
Revenue	$76,840	$26,060	$4,481	$8,988	$5,423
Cost of sales	52,617	16,108	4,705	7,075	4,060

Gross profit (loss)	24,223	9,952	(224)	1,913	1,363
Operating expenses:
Selling, general and administrative:
Severance and transition costs	335	1,152	—	—	—
Acquisition and other related expenses	2,153	2,389	286	—	—
Amortization and depreciation	5,644	3,122	493	447	452
Stock based compensation	1,711	809	45	301	318
Other selling, general and administrative	23,204	11,193	4,417	5,233	5,327
Research and development	2,076	1,809	555	834	944
Impairment expense	—	—	3,397	408	—

Total operating expenses	35,123	20,474	9,193	7,223	7,041

Operating loss	(10,900)	(10,522)	(9,417)	(5,310)	(5,678)

Other income (expense):
Gain on debt restructuring	—	—	1,048	—	—
Debt extinguishment costs	—	—	—	—	(442)
Change in fair value of embedded derivative	—	(6,990)	—	—	—
Gain on bargain purchase of business	—	743	—	—	—
Interest expense	(843)	(52)	(210)	(127)	(247)
Other income	13	—	1	12	2

Total other income (expense), net	(830)	(6,299)	839	(115)	(687)

Loss before taxes	$(11,730)	$(16,821)	$(8,578)	$(5,425)	$(6,365)
Deferred income tax benefit	6,550	—	—	—	—

Net loss	$(5,180)	$(16,821)	$(8,578)	$(5,425)	$(6,365)

Accretion of preferred stock redemption value, beneficial conversion feature, and discount	(919)	(2,290)	(5,195)	—	—
Accrual of preferred stock dividends	(1,445)	(1,360)	(31)	—	—
Deemed distribution on exchange of preferred stock	(5,301)	—	—	—	—

Net loss attributable to common stockholders	$(12,845)	$(20,471)	$(13,804)	$(5,425)	$(6,365)

Basic and diluted net loss per common share attributable to common stockholders	$(0.14)	$(0.26)	$(0.63)	$(0.33)	$(0.39)

(in thousands)	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data (at end of period):
Cash and cash equivalents	$6,033	$1,757	$4,434	$3,015	$5,309
Working capital	18,788	(1,796)	(1,815)	5,326	9,131
Total assets	126,542	52,237	31,277	11,948	17,020
Related party notes payable	2,565	—	—	2,315	2,232
Revolving credit facility	8,760	—	—	—	—
Total liabilities	49,226	15,815	10,581	3,637	3,861

(in thousands, except per share data)	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010 (4)
Convertible redeemable preferred stock	—	10,966	—	—	—

Total stockholders’ equity	77,316	25,456	20,696	8,311	13,160

(1)	Reflects the acquisition of Value Lighting on April 17, 2014, the Preferred Stock Exchange on December 1, 2014 (see Note 7 of the Notes to Consolidated Financial Statements), and the public offering of common stock on December 1, 2014.
(2)	Reflects acquisition of Relume on August 22, 2013 and Tri-State on November 15, 2013.
(3)	Reflects the acquisition of Seesmart on December 20, 2012 and the investment by RVL1 LLC on September 12, 2012.
(4)	Reflects the sale of the Commercial Lighting and Pool and Spa Business on October 28, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture, market and sell high-performance, commercial grade smart grid control systems, commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, and LED replacement lamps, as well as conventional lighting fixtures. We sell our LED products under the RVLT, Lumificient, Value Lighting, Array and CMG brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. Our products incorporate many proprietary and innovative features. We believe that our product offering and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial market segment, which include vertical markets such as federal, state and local governments, industrial and commercial facilities, multifamily real estate construction, hospitality, institutional, educational, healthcare and signage. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

On December 20, 2012, we acquired Seesmart, headquartered in Simi Valley, California. With the acquisition of Seesmart, we targeted the commercial segment sales channel, moving away from the big box store model the Company previously pursued. Seesmart is a leading LED solutions provider with a range of solutions serving the commercial lighting market. We believe that Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage. We expect that the Revolution’s other businesses will also leverage Seesmart’s distribution network.

On August 22, 2013, we acquired Relume. Relume is a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications. Relume services several outdoor LED markets, including municipal street and roadway lights, parking lots and garages, pedestrian areas, buildings and outdoor advertising displays. Approximately 75% of Relume’s business is made up of outdoor lighting, with the remaining part of the business split between smart grid control systems, and LED lighting for media and signage. Relume’s patented Silver Circuitry™ process for LED thermal management offers the first seven-year LED warranty, adding value to Revolution Lighting customers by improving LED performance, lowering operating temperature and extending LED life. We believe that combining Relume’s LED lighting applications with the suite of products offered by our existing Lumificient and Seesmart brands will help drive new market penetration.

On November 15, 2013, we completed the acquisition of Tri-State, a distributor of Seesmart products. Tri-State has a strong management team and a significant client base in New York, New Jersey and Connecticut.

On April 17, 2014, we completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. We acquired Value Lighting for its presence in the multifamily residential markets and construction, the experience of the management team, its customer base, and operational and business development synergies which we believe provide an opportunity to offer our LED solutions through Value Lighting’s existing distribution channels.

Segment information

Our operations are comprised of two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the businesses of Seesmart, Relume, LIT, Tri-State and Value Lighting. The Lighting Signage and Media reportable segment is comprised of the Lumificient business. Effective January 1, 2014, the Media business of Relume, included in the Lighting Fixtures and Lamps segment since the acquisition of Relume, was transferred to Lumificient and is now included in the Lighting Signage and Media reportable segment.

See Note 13 of our consolidated financial statements for financial information on reportable segments included in this Annual Report on Form 10-K.

Results of operations

Revenue

Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED replacement lamps, lighting systems and controls, as well as conventional lighting fixtures. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

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

Summary of 2014 Results

For the year ended December 31, 2014, the Company reported revenues of approximately $76.8 million and a net loss of approximately $5.2 million compared to revenues of approximately $26.1 million and net loss of approximately $16.8 million for the corresponding period in 2013. The 2014 results reflect the acquisition of Value Lighting from the date of its acquisition. The Company’s reported net losses for the years ended December 31, 2014 and 2013 included the following:

(in millions)	2014	2013
Change in fair value of embedded derivative	$—	$(7.0)
Gain on bargain purchase of business	—	0.7
Severance and transition costs	(0.3)	(1.2)
Acquisition related costs	(2.2)	(2.4)
Amortization and depreciation	(5.6)	(3.1)
Stock-based compensation cost	(1.7)	(0.8)
Interest expense	(0.8)	(0.1)
Deferred income tax benefit	6.6	—

Total	$(4.0)	$(13.9)

In connection with the acquisitions in 2014, the Company recorded net deferred tax liabilities of approximately $6.6 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the year ended December 31, 2014.

The 2013 change in fair value of the embedded derivative relates to the Series E Preferred Stock (see Note 8 of the Notes to Consolidated Financial Statements). For the period from its issuance on February 21, 2013 to its modification on May 14, 2013, the Company recorded the changes in fair value of the embedded derivative in earnings. Following the modification, the Company ceased to record changes in fair values of the embedded derivative in earnings and reclassified the carrying amount of the embedded derivative liability to equity. The recorded changes in fair value of the derivative were principally related to the increases in the market value of the Company’s common stock. The Series E Preferred Stock was no longer outstanding as of December 31, 2014.

A significant portion of our 2014 and 2013 revenue is from acquisitions consummated during those years. On a pro forma basis, after giving effect to all the acquisitions as if they had been consummated on January 1, 2013, revenues for the year ended December 31, 2014 increased by approximately $12 million, or 14%, to $96 million from $84 million for the year ended December 31, 2013.

Revenue

(in thousands)	Year Ended December 31,
	2014	2013	2012
Lighting fixtures and lamps	$72,373	$22,823	$792
Lighting signage and media	4,467	3,237	3,689

Total revenue	$76,840	$26,060	$4,481

Fiscal 2014 compared with fiscal 2013

Total revenue for the year ended December 31, 2014 increased approximately 195%, or $50.8 million, to $76.8 million as compared to $26.1 million for the year ended December 31, 2013. Of this increase, $46.2 million results from the 2014 acquisitions (see Note 2 of the Notes to Consolidated Financial Statements). Sales for our Lighting signage and media segment increased by $1.2 million. The remaining $3.4 million increase reflects the full-year effect of the 2013 acquisitions of Relume and Tri-State, partially offset by the 2013 impact of the fulfillment of several large orders from a group of related customers that did not recur in 2014.

Fiscal 2013 compared with fiscal 2012

Total revenue for the year ended December 31, 2013 increased approximately 500%, or $21.6 million, to $26.1 million as compared to $4.5 million for the year ended December 31, 2012. Sales for our Lighting signage and media segment decreased by $0.5 million in the year ended December 31, 2013 compared to the year ended December 31, 2012, reflecting the timing of certain orders during 2013. Revenues from LED lamps includes the impact of strong organic growth over the respective pre-acquisition period of Seesmart (acquired in 2012), and LIT, Relume and Tri-State (acquired in 2013). The results for the year ended December 31, 2013 reflect the one-time impact of the fulfillment of several large orders from a group of related customers.

Profit and Cost of Goods Sold

(in thousands)	Year Ended December 31,
	2014	2013	2012
Revenue	$76,840	$26,060	$4,481
Cost of sales	52,617	16,108	4,705

Gross profit (loss)	$24,223	$9,952	$(224)

Gross margin %	32%	38%	-5%

Fiscal 2014 compared with fiscal 2013

Gross profit for the year ended December 31, 2014 was $24.2 million, or 32% of revenue, as compared to gross profit of approximately $10 million, or 38% of revenue, for the corresponding period of 2013. The increase in gross profit reflects the impact of the acquisitions noted above from their respective dates of acquisition. The 2013 results reflect the revenue and margin impact of several large, non-recurring orders.

Fiscal 2013 compared with fiscal 2012

Gross profit for the year ended December 31, 2013 was approximately $10 million, or 38% of revenue, as compared to gross loss of approximately $224,000, or a negative 5% of revenue, for the corresponding period of 2012. The increase in gross profit reflects the impact of the acquisitions noted above from their respective dates of acquisition. Additionally, the increase in gross margin reflects the revenue and margin impact of several large, non-recurring orders.

Operating Expenses

(in thousands)	Year Ended December 31,
	2014	2013	2012
Operating expenses:
Selling, general and administrative
Severance and transition costs	$335	$1,152	$—
Acquisition and related expenses	2,153	2,389	286
Amortization and depreciation	5,644	3,122	493
Stock based compensation	1,711	809	45
Other selling, general and administrative	23,204	11,193	4,417
Research and development	2,076	1,809	555
Impairment expense	—	—	3,397

Total operating expenses	$35,123	$20,474	$9,193

Fiscal 2014 compared with fiscal 2013

Selling, general and administrative (“SG&A”) expenses, excluding research and development, were approximately $33.0 million for the year ended December 31, 2014 as compared to approximately $18.7 million for the same period in 2013, an increase of approximately $14.4 million, or 77%. This results from the 2014 acquisition of Value Lighting and the full-year effect of the 2013 acquisitions of Tri-State and Relume. As a percentage of net sales, SG&A decreased from 72% during 2013 to 43% during 2014, as increased revenue enables the Company to begin to realize economies of scale. We incurred non-cash amortization and depreciation of $5.6 million for the year ended December 31, 2014, an increase of approximately $2.5 million over the same period in 2013, primarily due to the amortization of intangible assets acquired in the Value Lighting acquisition.

Research and development costs increased approximately $0.3 million, or 15%, to $2.1 million during the year ended December 31, 2014, compared to the same period in 2013, reflecting our continued commitment to the development of high-quality LED technology.

Fiscal 2013 compared with fiscal 2012

SG&A expenses, excluding research and development and impairment expense, were approximately $18.7 million for the year ended December 31, 2013 as compared to approximately $5.2 million for the same period in 2012, an increase of approximately $13.5 million, or 260%. The year ended December 31, 2013 includes severance and transition expense of approximately $1.2 million relating to the transition of our corporate office to Stamford, Connecticut. In addition, we incurred approximately $2.4 million of expenses relating to our acquisitions of Seesmart, Relume, LIT and Tri-State. We incurred non-cash amortization, depreciation and stock-based compensation expenses of $3.9 million for the year ended December 31, 2013, an increase of approximately $3.5 million from the same period in 2012. This increase is primarily related to amortization of intangibles acquired in the acquisitions of Seesmart, Relume, Elite and Tri-State. Other SG&A increased approximately $6.6 million, or 146%, primarily as a result of the acquisitions of Seesmart, Relume, LIT and Tri-State.

As a result of the acquisitions of Seesmart and Relume, research and development costs increased approximately $1.3 million, or 226%, to approximately $1.8 million during the year ended December 31, 2013, compared to the same period in 2012.

Other Income and Expense

(in thousands)	Year Ended December 31,
	2014	2013	2012
Gain on debt restructuring	—	—	1,048
Change in fair value of embedded derivative	—	(6,990)	—
Gain on purchase of business	—	743	—
Interest expense	(843)	(52)	(210)
Other income	13	—	1

Total other expense, net	$(830)	$(6,299)	$839

In connection with the acquisition of the Elite business during the year ended December 31, 2013, we recognized a bargain purchase gain of approximately $0.7 million. See Note 2 of the Notes to Consolidated Financial Statements.

The change in fair value relates to the embedded conversion feature on the Series E Preferred Stock. See Note 8 of the Notes to Consolidated Financial Statements. The Series E Preferred Stock is no longer outstanding as of December 31, 2014.

For the year ended December 31, 2014, the Company recorded interest expense of approximately $0.8 million, primarily related to borrowings under the Bank of America revolving credit facility and certain borrowings from RVL and its affiliates (see Notes 15 and 16 of the Notes to Consolidated Financial Statements).

The 2012 gain on the debt restructuring results from the transactions described in Note 6 to the financial statements.

Income Tax

A tax benefit of $6.6 million was recognized in 2014. In connection with the 2014 acquisitions, we recorded deferred tax liabilities in this amount, primarily resulting from the recognition of amortizable intangible assets at the dates of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company provided a valuation allowance, accordingly the valuation allowance has been reduced by a corresponding amount. No income tax benefit was recorded for the years ended December 31, 2013 and 2012 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net loss	$(5,180)	$(16,821)	$(8,578)
Net loss attributable to common stockholders	(12,845)	(20,471)	(13,804)
Basic and diluted loss per common share applicable to common stockholders	$(0.14)	$(0.26)	$(0.63)

Net loss attributable to common stockholders for the year ended December 31, 2014 includes the $5.3 million effect of the Preferred Stock Exchange. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Net loss attributable to common stockholders for the year ended December 31, 2013 includes the effects of the accretion to redemption value of the Series E and F Preferred Stock and accrual of preferred stock dividends. These amounts were greatly reduced in 2014 due to the June 2014 exchange of Series F Preferred Stock for Series G Preferred Stock, and the Preferred Stock Exchange. See Notes 1 and 8 of the Notes to Consolidated Financial Statements.

Weighted average shares outstanding were 92.2 million, 77.3 million and 22.1 million for the years ended on December 31, 2014, 2013 and 2012, respectively.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

Liquidity and capital resources

At December 31, 2014, we had cash and cash equivalents on hand of $6.0 million compared to $1.8 million at December 31, 2013. During the years ended December 31, 2014, 2013 and 2012, we reported negative cash flow from operations of $14.3 million, $8.1 million and $5.1 million, respectively. Negative operating cash flows during 2014 reflect our higher working capital investment to support our greatly expanded 2014 operations.

Cash flows during 2014 include net proceeds of approximately $8.6 million from an underwritten public offering of 8 million shares of our common stock, at an offering price of $1.25 per share.

During 2014, we received various loans from RVL and its affiliates aggregating $18.1 million, of which $10.6 million was used to pay the cash portion of the purchase price of Value Lighting. On June 30, 2014, approximately $12.6 million of outstanding principal and interest owed to RVL and its affiliates was exchanged for shares of our Series G Preferred Stock, including the amount borrowed to fund the cash portion of the purchase price of Value Lighting. On July 31, 2014, certain outstanding short-term loans and cash advances owed to RVL and its affiliates were consolidated into a longer-term note in the principal amount of approximately $5.7 million, due April 1, 2016. A portion of this note was repaid with proceeds from the Bank of America revolving credit facility (as described below), such that a balance of approximately $2.6 million remained outstanding under the note as of December 31, 2014.

During 2014 the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Borrowings under this facility aggregated $25.0 million, of which $16.2 million was repaid during the year. The Loan Agreement contains covenants which limit the ability of the Company to, among other things, (i) create, incur, guarantee or suffer to exist any indebtedness; (ii) create or suffer any lien upon any property; (iii) declare or make distributions to equity holders or create any restriction on the ability of a subsidiary to make such a distribution; (iv) make investments; (v) sell, lease, license, consign or otherwise dispose of any property; (vi) make loans or other advances of money to any person; (vii) make payments on certain indebtedness; and (viii) enter into transactions with affiliates. In addition, the Loan Agreement includes a financial covenant that, on a consolidated basis, requires the Company to maintain, for the most recent twelve fiscal months, a ratio of (i) EBITDA minus Capital Expenditures (as defined in the Loan Agreement) and cash taxes paid to (ii) Fixed Charges (as defined in the Loan Agreement), of not less than 1.1 to 1.0. We are in compliance with our covenants and obligations under the facility. As of December 31, 2014, we estimate that we are eligible to borrow an additional $4.5 million under the facility based upon current levels of inventory and accounts receivable.

On December 1, 2014, we converted all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our unregistered common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of the transaction, accordingly we have been relieved of the ongoing obligation to pay dividends on preferred stock.

At December 31, 2014, the Company had positive working capital of $18.8 million, compared to negative working capital at December 31, 2013 of $1.8 million. The improvement reflects our use of the new revolving credit facility described above, as well as loans from RVL and its affiliates as they continue to provide support to us.

While the Company generated negative cash flows from operations in 2014, it did achieve positive cash flows from operations in the fourth quarter of 2014 and the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we have realized revenues of approximately $76.8 million during the year ended December 31, 2014, we face challenges in order to achieve profitability, and there can be no assurance that we will sustain positive cash flows from operations in future periods or attain profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

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

Cash Flows

	Year ended December 31,
(in thousands)	2014	2013	2012

Operating activities	$(14,303)	$(8,146)	$(5,130)

Investing activities	(12,006)	(10,570)	(7,686)

Financing activities	30,585	16,039	14,235

Total	$4,276	$(2,677)	$1,419

Fiscal 2014 compared with fiscal 2013

Net cash used in operating activities increased approximately $6.2 million, to approximately $14.3 million for the year ended December 31, 2014, as compared to approximately $8.1 million for the year ended December 31, 2013. Operating cash flows during 2014 reflect our higher working capital investment, particularly in accounts receivable, to support our greatly expanded 2014 operations.

Net cash used in investing activities increased by approximately $1.4 million for the year ended December 31, 2014 as compared to the same period in 2013. The increase in cash used in investing activities reflects $11.5 million of cash used for acquisitions in the year ended December 31, 2014 compared to $10.4 million in 2013.

Net cash provided by financing activities increased by approximately $14.5 million for the year ended December 31, 2014 as compared to the same period in 2013. This increase includes the net proceeds from a public offering of our common stock, borrowings against our new revolving credit facility, and related-party loans received during 2014.

Fiscal 2013 compared with fiscal 2012

Net cash used in operating activities for the year ended December 31, 2013 increased approximately $3.0 million, to approximately $8.1 million for the year ended December 31, 2013, as compared to approximately $5.1 million for the year ended December 31, 2012. Approximately $5.0 million of the cash flows used for operations in the year ended December 31, 2013 were used in the first quarter of 2013. The net loss, adjusted for non-cash items, was approximately $6.6 million in 2013 compared to approximately $5.5 million in 2012. The timing of collections and payments and the changes in assets and liabilities adversely impacted cash flow by $1.6 million in 2013 compared to a positive impact of $0.4 million in 2012.

Net cash used in investing activities increased by approximately $2.9 million for the year ended December 31, 2013 as compared to the same period in 2012. The increase in cash used in investing activities is primarily the result of approximately $10.4 million of cash used for acquisitions in the year ended December 31, 2013 compared to corresponding amounts of approximately $7.6 million in 2012. Cash used for the purchase of property and equipment increased by approximately $0.1 million for the year ended December 31, 2013, as compared to 2012.

Net cash provided by financing activities increased by approximately $1.8 million for the year ended December 31, 2013 as compared to the same period in 2012. This increase is primarily the result of the issuance of $15.0 million in equity securities during the year ended December 31, 2013 to fund our acquisitions and working capital, of which $10 million was provided by RVL. We also borrowed $0.9 million under an accounts receivable financing arrangement pursuant to which we could borrow up to $1.5 million.

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

Revenue recognition –We recognize revenue for our products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

We from time to time enter into multiple element arrangements, primarily the delivery of products and installation services. The Company allocates the sales value to each element based on its best estimate of the selling price and recognizes revenues in accordance with the relevant standard for each element.

The Company has elected to record sales tax revenue on a gross basis (included in revenues and costs).

Accounts Receivable and Bad Debts - Our strategy for managing doubtful accounts includes centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns. We believe that our allowance for doubtful accounts and reserve for product returns were adequate at December 31, 2014 and 2013.

Inventory Provisions - Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. Typically, no provision is recorded for inventory items that are currently used and expected to be sold within one year of purchase. We believe that our provision for inventory obsolescence is adequate at December 31, 2014 and 2013.

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

Income Taxes - We have recorded net deferred tax assets, before valuation allowance, of approximately $4,887,000 at December 31, 2014, including the tax benefits of net operating loss carryforwards aggregating approximately $11,860,000. We evaluate the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. Management evaluated the adequacy of the valuation allowance at December 31, 2013 in light of the historical results of operations and concluded that a full valuation allowance for net deferred tax assets was required. In connection with the 2014 acquisitions, we recorded deferred tax liabilities of approximately $6.6 million. These net deferred tax liabilities were used to reduce net deferred tax assets and accordingly, we reduced our valuation allowance by this amount during 2014.

At December 31, 2014, we have U.S. Federal net operating carryforwards of approximately $27,019,000, which may be used to reduce future taxable income. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2013 and 2012, including the issuance of common and preferred stock by the Company and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related transactions involving acquired companies and their predecessors. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards, and adjusted them accordingly. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2014:

	Payments due by period
(in thousands)	2015	2016 - 2017	2018 - 2019
Operating lease obligations	$1,057	$2,111	$1,078
Purchase price obligations	6,269	6,086	—
Debt	360	12,045	720

Total	$7,686	$20,242	$1,798

Purchase Price Obligations

The Company is obligated to issue 543,052 additional shares to Tri-State, based in part on its achievement of certain financial goals. The Company has recorded a liability in its financial statements for the payment obligation and the contingent consideration obligation.

As a result of 2014 acquisitions, we have issued 2,032,363 shares of common stock and we are obligated to issue an additional 8,035,826 shares in installments through December 2017. Additionally, we are obligated to pay up to $11.7 million if certain performance targets are met during 2014, 2015 and 2016, which may be paid in cash or common stock at our option.

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

QUARTERLY RESULTS OF OPERATIONS (Unaudited):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2014:
Revenues	$4,952	$17,517	$26,877	$27,494
Gross profit	1,603	5,563	8,559	8,498
Net (loss) income	(3,570)	2,410	(1,404)	(2,616)
Net (loss) income attributable to common stockholders	(3,977)	1,100	(2,055)	(7,913)

Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.04)	$0.01	$(0.02)	$(0.07)

Fiscal year ended December 31, 2013:
Revenues	$6,311	$7,357	$5,313	$7,079
Gross profit	2,661	3,585	1,364	2,342
Net loss	(5,318)	(5,135)	(3,080)	(3,288)
Net loss attributable to common stockholders	(7,766)	(5,457)	(3,545)	(3,703)

Basic and diluted loss per common share attributable to common stockholders (1)	$(0.11)	$(0.07)	$(0.04)	$(0.05)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 7A.	Quantitative and Qualitative Disclosures About Financial and Market Risk

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $25.0 million. See Note 16 of the Notes to Consolidated Financial Statements.

The Company sells its products principally in the United States of America in US dollars and thus is not exposed to foreign currency risk.

The Company sources components from its providers from manufacturers in Asia in US dollars and is thus not exposed to foreign exchange risk directly,

Item 8.	Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and financial statements are filed as part of this Annual Report on Form 10-K. The following information appears in this Annual Report on Form 10-K beginning on page 40:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

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

Management conducted its evaluation of the effectiveness of our company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2014.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control systems of Value Lighting and All Around, wholly-owned subsidiaries acquired on April 17, 2014 and December 18, 2014, respectively, would be excluded from its internal control assessment, as permitted by guidance issued by the Securities and Exchange Commission. Accordingly, as of and for the year ended December 31, 2014, internal control systems underlying to approximately 60% of consolidated revenues and 24% of consolidated assets (excluding goodwill and identifiable intangible assets), have been excluded from management’s evaluation of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by McGladrey LLP, an independent registered public accounting firm, as stated in their attestation report, which is included below in Item 9A in this Annual Report.

c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Value Lighting, Inc. and All Around Lighting, LLC from its assessment of internal control over financial reporting as of December 31, 2014, because they were acquired by the Company in a purchase business combination in 2014. We have also excluded Value Lighting, Inc. and All Around Lighting, LLC from our audit of internal control over financial reporting. Value Lighting, Inc. and All Around Lighting, LLC are wholly owned subsidiaries whose revenues and total assets (excluding goodwill and identifiable intangible assets of 32%) represent approximately 60% and 24%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

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

In our opinion, Revolution Lighting Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP

Stamford, Connecticut

March 13, 2015

Item 9B.	Other Information

On March 13, 2015, the Company filed with the office of the Secretary of State of the State of Delaware a Certificate of Elimination with respect to each of its Series B Convertible Preferred Stock, Series C Senior Convertible Preferred Stock, Series E Senior Convertible Redeemable Preferred Stock and Series G Senior Convertible Redeemable Preferred Stock, whereupon all matters set forth in the Certificate of Designation with respect to each such series of preferred stock were eliminated from the Company’s Certificate of Incorporation. Following the conversion of all of the Company’s outstanding shares of preferred stock into common stock on December 1, 2014, no shares of the Company’s preferred stock remained issued and outstanding.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy or information statement relating to our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2012, by and among, Revolution Lighting Technologies, Inc., Seesmart Acquisition Company, Inc., Seesmart Merger Company, LLC, Seesmart Technologies, Inc. and Ken Ames as the Stockholder Representative (incorporated by reference to our Current Report on Form 8-K filed December 6, 2012)

2.2	Agreement and Plan of Merger, dated as of August 9, 2013, by and among, Revolution Lighting Technologies, Inc., Relume Acquisition Company, Inc., Relume Technologies, Inc. Beringea Invest Michigan, as noteholder representative and the Noteholders named therein (incorporated by reference to our Current Report on Form 8-K filed August 5, 2013)

2.3	Agreement and Plan of Merger, dated as of March 6, 2014, by and among, Revolution Lighting Technologies, Inc., Value MergerSub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed March 10, 2014)

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 7, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2013)

4.1	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)

4.2	Certificate of Designations, Preferences and Rights of Series C Senior Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2012)

4.3	Certificate of Designations, Preferences and Rights of Series D Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2012)

4.4	Certificate of Designations, Preferences and Rights of Series E Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on February 22, 2013)

4.5	Certificate of Elimination of the Series E Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2013)

4.6	Certificate of Designations, Preferences and Rights of Series E Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2013)

4.7	Certificate of Designations, Preferences and Rights of Series F Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on August 27, 2013)

4.8	Certificate of Designations, Preferences and Rights of Series G Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 3, 2014)

4.9	Certificate of Elimination of the Series D Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

4.10	Certificate of Elimination of the Series F Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

4.11	Certificate of Elimination of the Series B Convertible Preferred Stock of Revolution Lighting Technologies, Inc.*

Exhibit Number	Description

4.12	Certificate of Elimination of the Series C Senior Convertible Preferred Stock of Revolution Lighting Technologies, Inc.*

4.13	Certificate of Elimination of the Series E Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc.*

4.14	Certificate of Elimination of the Series G Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc.*

10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)

10.2	2003 Stock Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed April 16, 2004)

10.3	Form of Warrant Agreement between Revolution Lighting Technologies, Inc. and Brett M. Kingstone (incorporated by reference to our Definitive Proxy Statement filed November 3, 2005)

10.4	Management Services Agreement, dated as of April 16, 2013, by and between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2013)

10.5	Investment Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.6	Termination and Exchange Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and each holder of the Convertible Promissory Notes dated December 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.7	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 26, 2012)

10.8	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2012)

10.9	Separation and General Release Agreement, dated as of January 25, 2013, by and between Revolution Lighting Technologies, Inc. and Michael A. Bauer (incorporated by reference to our Current Report on Form 8-K filed January 30, 2013)

10.10	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.11	Transition, Separation and General Release Agreement, dated as of February 16, 2013, by and between Revolution Lighting Technologies, Inc. and Gary R. Langford (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.12	Investment Agreement, dated as of March 8, 2013, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by reference to our Current Report on Form 8-K filed March 14, 2013)

10.13	Form of Restricted Share Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed May 15, 2013)

10.14	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Definitive Information Statement filed on April 22, 2013)

10.15	Promissory Note dated as of February 25, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed March 14, 2014)

10.16	Promissory Note dated as of April 4, 2014 between the Company and Aston Capital LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

Exhibit Number	Description

10.17	Promissory Note dated as of April 17, 2014 between the Company and RVL 1 LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.18	Amendment No. 1 to the Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan (incorporated by reference to our Definitive Information Statement filed on April 22, 2014)

10.19	Exchange Agreement, dated June 30, 2014, by and among Revolution Lighting Technologies, Inc., RVL 1 LLC and Aston Capital, LLC. (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

10.20	Exchange Agreement dated as of July 31, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.21	Promissory Note, dated as of July 31, 2014, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.22	Loan and Security Agreement, dated as of August 20, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.23	Guaranty, dated as of August 20, 2014, by each of Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, Seesmart, Inc., Envirolight LED, LLC, Sentinel System, LLC and Value Lighting of Houston, LLC, in favor of Bank of America, N.A. and the Secured Parties (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.24	Pledge Agreement, dated as of August 20, 2014, by and among Revolution Lighting Technologies, Inc., the Borrowers listed on Schedule I thereto, the Guarantors listed on Schedule II thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.25	Underwriting Agreement, dated as of November 25, 2014, by and between Revolution Lighting Technologies, Inc. and Roth Capital Partners, LLC (incorporated by reference to our Current Report on Form 8-K filed November 26, 2014)

10.26	Exchange Agreement, dated as of November 25, 2014, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed November 26, 2014)

14	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21	Subsidiaries of Revolution Lighting Technologies, Inc.*

23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2014, filed on March 16, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

REVOLUTION LIGHTING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolution Lighting Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP

Stamford, Connecticut

March 13, 2015

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$6,033	$1,757
Trade accounts receivable, less allowance for doubtful accounts of $108 and $210	23,779	4,353
Inventories, less reserves of $1,669 and $1,708	13,673	4,969
Other current assets	3,157	743

Total current assets	46,642	11,822

Property and equipment:
Machinery and equipment	1,004	751
Furniture and fixtures	263	204
Computers and software	598	239
Construction in process	251	63
Leasehold improvements	126	51

	2,242	1,308
Accumulated depreciation and amortization	(1,031)	(551)

Net property and equipment	1,211	757

Goodwill	42,991	21,498
Intangible assets, less accumulated amortization of $8,756 and $3,732	34,784	17,869
Other assets, net	914	291

	$126,542	$52,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$11,573	$6,109
Accrued liabilities	5,470	2,553
Accrued compensation and benefits	2,281	1,077
Customer deposits	1,295	132
Other current liabilities	966	1,820
Purchase price obligations - current	6,269	1,927

Total current liabilities	27,854	13,618

Revolving credit facility	8,760	—
Related party payable	2,565	—
Note payable	2,816	—
Purchase price obligation - noncurrent	6,086	960
Dividends payable	—	1,044
Other liabilities	1,145	193

Total liabilities	49,226	15,815

Temporary Equity:
Series E Redeemable convertible preferred stock $.001 par value, aggregate liquidation preference of $5,738, 10 shares authorized, 5 shares issued and outstanding 2013	—	5,738
Series F Redeemable convertible preferred stock, $001 par value, aggregate liquidation preference of $5,228, 10 shares authorized, 5 shares issued and outstanding 2013	—	5,228

Total temporary equity	—	10,966

Stockholders’ Equity:
Series C convertible preferred stock, $.001 par value, aggregate liquidation preference of $10,031, 25 shares authorized, 10 issued and outstanding 2013	—	9,936
Series B convertible preferred stock, $.001 par value, aggregate liquidation preference of $0.02; 1,000 shares authorized, two issued and outstanding 2013	—	—

Common stock, $.001 par value, 150,000 shares authorized, 129,714 and 82,095 issued and outstanding at December 31, 2014 and 2013, respectively	130	82
Additional paid-in capital	149,477	82,549
Accumulated deficit	(72,291)	(67,111)

Total stockholders’ equity	77,316	25,456

	$126,542	$52,237

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012
Revenues	$76,840	$26,060	$4,481
Cost of sales	52,617	16,108	4,705

Gross profit (loss)	24,223	9,952	(224)

Operating expenses:
Selling, general and administrative:

Severance and transition costs	335	1,152	—
Acquisition and other related expenses	2,153	2,389	286
Amortization and depreciation	5,644	3,122	493
Stock based compensation	1,711	809	45
Other selling, general and administrative	23,204	11,193	4,417
Research and development	2,076	1,809	555
Impairment expense	—	—	3,397

Total operating expenses	35,123	20,474	9,193

Operating loss	(10,900)	(10,522)	(9,417)

Other income (expense):
Gain on debt restructuring	—	—	1,048
Change in fair value of embedded derivative	—	(6,990)	—
Gain on bargain purchase of business	—	743	—
Interest expense	(843)	(52)	(210)
Other income	13	—	1

Total other income (expense), net	(830)	(6,299)	839

Loss before income taxes	(11,730)	(16,821)	(8,578)
Deferred income tax benefit	6,550	—	—

Net loss	(5,180)	(16,821)	(8,578)

Accretion of preferred stock to redemption value, beneficial conversion feature and discount	(919)	(2,290)	(5,195)
Accrual of preferred stock dividends	(1,445)	(1,360)	(31)
Deemed distribution on exchange of preferred stock	(5,301)	—	—

Net loss attributable to common stockholders	$(12,845)	$(20,471)	$(13,804)

Basic and diluted loss per common share:

Net loss attributable to common stockholders	$(0.14)	$(0.26)	$(0.63)

Basic and diluted weighted average shares outstanding	92,158	77,317	22,065

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Balance, January 1, 2012	—	$—	16,452	$16	$50,007	$(41,712)	$8,311	$—
Stock-based compensation	—	—	—	—	45	—	45	—
Issuance of Series B convertible preferred stock, net of issuance costs	600	—	—	—	5,195	—	5,195	—
Accretion of Series B preferred stock beneficial conversion feature	—	5,195	—	—	(5,195)	—	—	—
Conversion of Series B convertible preferred stock to common stock	(600)	(5,195)	46,154	46	5,149	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs	10	9,936	—	—	—	—	9,936	—
Accrual of dividends on Series C convertible preferred stock	—	—	—	—	(31)	—	(31)	—
Issuance of Series D convertible preferred stock, net of issuance costs	11	944	—	—	—	—	944	—
Issuance of common stock for convertible promissory notes, net of issuance costs	—	—	1,000	1	587	—	588	—
Issuance of common stock for Seesmart acquisition	—	—	6,607	7	4,288	—	4,295	—
Fees associated with issuances of common stock	—	—	—	—	(9)	—	(9)	—

Net loss	—	—	—	—	—	(8,578)	(8,578)	—

Balance, December 31, 2012	21	10,880	70,213	70	60,036	(50,290)	20,696	—
Exercise of stock options	—	—	108	—	265	—	265	—
Stock-based compensation for employees	—	—	191	—	302	—	302	—
Stock-based compensation for non-employees	—	—	—	—	507	—	507	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,999

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012 (continued)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,968
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,360)	—	(1,360)	346
Embedded Conversion Liability	—	—	—	—	8,626	—	8,626	(1,637)
Issuance of Series D convertible preferred stock	1	62	—	—	—	—	62	—
Conversion of preferred stock to common stock	(12)	(1,006)	1,712	1	1,005	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,290)	—	(2,290)	2,290
Issuance of common stock for cash, net of issuance costs	—	—	4,348	5	5,064	—	5,069	—
Issuance of restricted common stock for services	—	—	1,084	1	(1)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,993	2	1,293	—	1,295	—
Issuance of common stock for acquisition – Relume	—	—	2,174	2	7,303	—	7,305	—
Issuance of common stock for acquisition – Tri-State	—	—	272	1	809	—	810	—
Fees associated with issuances of common stock	—	—	—	—	(119)	—	(119)	—
Common stock to be issued	—	—	—	—	1,109	—	1,109	—
Net loss	—	—	—	—	—	(16,821)	(16,821)	—

Balance, December 31, 2013	10	$9,936	82,095	$82	$82,549	$(67,111)	$25,456	$10,966
Stock-based compensation for employees	—	—	—	—	840	—	840	—
Stock-based compensation for non-employees	—	—	—	—	(40)	—	(40)	—
Accretion of Series E preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,445)	—	(1,445)	691
Issuance of dividends on Series C	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	849	1	(1)	—	—	—
Issuance of preferred stock Series E	—	—	—	—	—	—	—	(56)
Issuance of common stock for cash, net of issuance costs	—	—	8,000	8	8,606	—	8,614	—
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012 (continued)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Issuance of preferred stock Series G and accretion to redemption value	—	—	—	—	(900)	—	(900)	18,392
Forfeiture of restricted stock	—	—	(130)	—	—	—	—	—
Adjustment for shares issued for acquisition – Tri-State	—	—	(7)	—	—	—	—	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	373	—	374	—
Shares issued for acquisition – Value Lighting	—	—	2,032	2	(2)	—	—	—
Shares to be issued for acquisitions	—		—	—	22,737	—	22,737	—
Exchange of preferred stock for common stock	(10)	(10,964)	36,300	36	36,807	—	25,879	(25,079)
Net loss	—	—	—	—	—	(5,180)	(5,180)	—

Balance, December 31, 2014	—	$—	129,714	$130	$149,477	$(72,291)	$77,316	$—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(5,180)	$(16,821)	$(8,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(6,550)	—	—
Depreciation	495	263	228
Amortization of intangible and other assets	5,149	2,859	265
Stock-based compensation	1,711	809	45
Gain on bargain purchase of business	—	(743)	—
Change in fair value of contingent consideration	1,419	88	—
Impairment charges	—	—	3,397
Gain on debt restructuring	—	—	(1,048)
Change in fair value of embedded derivative	—	6,990	—
Other	18	—	147
Changes in operating assets and liabilities, net of the effect of the acquisitions (Note 2):
(Increase) decrease in trade accounts receivable, net	(10,291)	(1,727)	306
(Increase) decrease in inventories, net	(60)	(697)	1,753
(Increase) decrease in other assets	(977)	(385)	(126)
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(578)	2,175	(1,381)
(Decrease) increase in accrued compensation and benefits	(116)	381	(69)
Increase (decrease) in customer deposits	657	(1,338)	(69)

Net cash used in operating activities	(14,303)	(8,146)	(5,130)

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	(11,521)	(10,437)	(7,591)
Patents, trademarks and other	—	—	(83)
Purchase of property and equipment	(485)	(133)	(12)

Net cash used in investing activities	(12,006)	(10,570)	(7,686)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	8,614	4,950	(10)
Payment to extinguish convertible promissory notes	—	—	(880)
Proceeds from issuances of preferred stock, net of issuance costs	(94)	9,964	15,125
(Repayments) proceeds from short-term borrowings and notes payable	(1,552)	860	—
Proceeds from revolving credit facility	24,981	—	—
Repayments of revolving credit facility	(16,221)	—	—
Proceeds from related party payable	18,106	—	—
Repayments of related party payable	(3,249)	—	—
Net proceeds from exercise of employee stock options and warrants	—	265	—

Net cash provided by financing activities	30,585	16,039	14,235

Net increase (decrease) in cash and cash equivalents	4,276	(2,677)	1,419
Cash and cash equivalents, beginning of period	1,757	4,434	3,015

Cash and cash equivalents, end of period	$6,033	$1,757	$4,434

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$543	$21	$—
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	23,111	9,435	4,295
Contingent consideration for acquisitions	9,976	960	—
Exchange of trade accounts payable for note	3,736	—	—
Issuance of Series D preferred stock for acquisition	—	62	950
Issuance of Series G preferred stock for extinguishment of note payable ($12,600) and Series F preferred stock ($5,400)	18,000	—	—
Conversion of preferred stock for common stock	36,843	1,006	—
Issuance of common stock for convertible promissory notes	—	—	588
Accrual of dividends on preferred stock	1,449	1,360	—
In-kind dividends on Series C preferred stock	1,000	—	—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	Summary of Significant Accounting Policies:

Business – Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems, as well as conventional lighting systems. We sell these products under the RVLT, Lumificient, Value Lighting, Array and CMG brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations comprise two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes our Seesmart, Relume, LIT, Tri-State and Value Lighting businesses. The Lighting Signage and Media reportable segment is comprised of the Lumificient business. The Media business of Relume, included in the Lighting Fixtures and Lamps segment since the 2013 acquisition of Relume was transferred to Lumificient effective January 1, 2014. It has been included in the Lighting Signage and Media reportable segment since that date.

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

On April 17, 2014, the Company completed the acquisition of Value Lighting Inc. and certain of its affiliates (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia; Dallas, Texas; Houston, Texas and Beltsville, Maryland.

Liquidity – At December 31, 2014, the Company had positive working capital of $18.8 million, compared to negative working capital at December 31, 2013 of $1.8 million. The improvement reflects our use of the new revolving credit facility described below, as well as loans from our controlling shareholder, RVL 1 LLC (“RVL”) and its affiliates as they continue to provide support to us.

While the Company generated negative cash flows from operations in 2014, it did achieve positive cash flows from operations in the fourth quarter of 2014, and the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

On December 1, 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our unregistered common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of this transaction, accordingly we have been relieved of the ongoing obligation to pay dividends on preferred stock.

Additionally, during 2014 the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Borrowings under this facility aggregated $8.8 million at December 31, 2014. We are in compliance with our covenants and obligations under the facility, and we estimate that as of December 31, 2014 we are eligible to borrow an additional $4.5 million under the facility based upon current levels of inventory and accounts receivable (see Note 16).

Although we have realized revenues of approximately $76.8 million during the year ended December 31, 2014, we face challenges in order to achieve profitability, and there can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

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

Principles of consolidation – The consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

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

Revenue recognition – The Company recognizes revenue for its products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue.

The Company from time to time enters into multiple element arrangements, primarily the delivery of products and installation services. The Company allocates the sales value to each element based on its best estimate of the selling price and recognizes revenues in accordance with the relevant standard for each element.

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the years ended December 31, 2014 and 2013, revenues from sales taxes were approximately $2,679,000 and $547,000, respectively. Prior to 2013, sales taxes were immaterial.

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the years ended December 31, 2014, 2013 and 2012 are as follows:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Warranty liability at January 1,	$597	$346	$43
Warranty liability assumed in acquisitions	—	101	303
Revision of warranty estimate	(185)	—	—
Provisions for current year sales	196	348	6
Current year claims	(165)	(198)	(6)

Warranty liability at December 31,	$443	$597	$346

Fair value measurements – The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities, which includes cash equivalents of $107,000 at December 31, 2014 and 2013. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of borrowings under our Revolving Credit facility are equal to the carrying value (see Note 16).

The Company determines the fair value of contingent consideration based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Selling, general and administrative expense in the Consolidated Statement of Operations.

(in thousands)	2014
Fair value, January 1	$960
Fair value of contingent consideration issued during the period	9,976
Change in fair value	1,419

Fair value, December 31	$12,355

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

(in thousands)
	2014	2013	2012
Allowance for doubtful accounts at January 1,	$210	$57	$53
Additions	350	170	17
Write-offs	(452)	(17)	(13)

Allowance for doubtful accounts at December 31,	$108	$210	$57

Inventories – Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Property and equipment – Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated useful lives
Machinery and equipment	3-7 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Motor vehicles	5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Intangible assets and goodwill – Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is a two-step process performed at the reporting unit level. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Long-lived assets – The Company evaluates the recoverability of its long-lived assets whenever events or changes in circumstances have indicated that an asset may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows is less than the carrying value of the assets, the assets are written down to the estimated fair value.

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

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were $300,000, $339,000 and $171,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. Management evaluated the adequacy of the valuation allowance at December 31, 2013 in light of the historical results of operations and concluded that full valuation allowance for net deferred tax assets was required. In connection with the acquisitions in 2014, we recorded deferred tax liabilities of approximately $6.6 million. These net deferred tax liabilities can be used to reduce net deferred tax assets, accordingly we reduced our valuation allowance by this amount.

No provision for income taxes has been recorded for the years ended December 31, 2013 and 2012 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

Stock-based compensation – The Company recognizes the cost of employee or director services received in exchange for an award of equity instruments in the financial statements, which is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. For the years ended December 31, 2014 and 2012, the Company computed expense for each group utilizing the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	94.2%	—	75.8% - 118.6%
Weighted-average volatility	94.2%	—	78.1%
Risk-free interest rate	1.64%	—	0.3% - 0.9%
Expected dividend yield	0%	—	0%
Expected life in years	3.5 – 8.6	—	3.5 - 8.6

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and —thus are excluded from the calculation.

In connection with the 2014 acquisitions (see Note 2), the Company is unconditionally obligated to issue an additional 8,035,826 shares of its common stock during 2015, 2016 and 2017. These shares have been included in the 2014 computation of basic and diluted earnings per share. Also in connection with the 2014 acquisitions, the Company is contingently obligated to pay up to $11.7 million, or at its option, an equivalent amount of common shares based upon its then-current market value, if certain performance criteria have been met. These shares have been excluded from the 2014 computation of diluted earnings per share because the effect would be antidilutive.

At December 31, 2013 and 2012, 20,232,230 and 17,314,926 common shares, respectively, were issuable pursuant to convertible securities, and were not included in the computation of loss per share at December 31, 2013 and 2012 because the effect would have been anti-dilutive.

The Preferred Stock Exchange has been accounted for as provided in ASC S99-2, which states that in such an extinguishment of preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the Company’s balance sheet, should be reflected in a manner similar to a dividend on preferred stock and subtracted from net income to arrive at income attributable to common shareholders in the calculation of earnings per share. Under this method, $5.3 million has been included in Net loss attributable to common stockholders for the year ended December 31, 2014.

Contingencies — In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in Accounting Standards Codification 450. Based upon such evaluation, at December 31, 2014 the Company is not a party to any pending legal proceedings which it believes to be material.

Recent accounting pronouncements — In May 2014, the Financial Accounting Standards Board issued the standard “Revenue from Contracts with Customers” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. The standard is effective for annual periods beginning after December 31, 2016. Early adoption is not permitted. At this time, the Company has not determined the effect that this accounting pronouncement will have on its financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the accounting concept of extraordinary items for periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

2.	Acquisitions:

Value Lighting - On April 17, 2014, the Company completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated $39.3 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at six, twelve, eighteen and twenty-four months from the acquisition date, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a total of $11 million, valued at $7.8 million, if certain revenue and EBITDA targets are achieved by Value Lighting during 2014 and 2015. The purchase price has been reduced by $0.1 million based on the closing working capital. The Company acquired Value Lighting for its presence in the multifamily residential and construction markets, the experience of the management team, its customer base, operational and business development synergies.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Value Lighting acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was allocated to intangible assets of approximately $20.0 million and goodwill of approximately $18.6 million.

(in thousands)
Cash	$35
Accounts receivable	8,720
Inventory	7,505
Goodwill	18,635
Customer relationships	12,270
Trade names	4,800
Backlog	2,505
Non-compete agreements	260
Other intangibles	116
Other assets	2,901

Assets acquired	57,747

Accounts payable	8,683
Accrued liabilities	1,383
Other current liabilities	1,362
Other liabilities	1,185
Deferred income tax liability	5,825

Liabilities assumed	18,438

Purchase price	$39,309

The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is not expected to be deductible for income tax purposes.

Other - On December 18, 2014, the company acquired All Around Lighting, Inc., a supplier of lighting fixtures, for $5.0 million. The purchase price consists of $0.9 million cash, 1,600,000 unregistered shares of the Company’s restricted common stock, and additional cash consideration if certain revenue targets are achieved in 2015 and 2016 (preliminarily valued at $0.3 million). The unregistered shares of restricted common stock have been valued at $1.8 million, and will be issued in eleven installments beginning in May 2015. The shares are subject to a price floor of $2.00 per share (preliminarily valued at $1.9 million), which will terminate when total share consideration received is equal to $3.2 million. The aggregate purchase price of $5.0 million has been preliminarily allocated to $1.7 million of tangible assets, $2.2 million of identifiable intangible assets and $2.8 million of goodwill, reduced by $1.7 million of liabilities assumed. The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is not expected to be deductible for income tax purposes. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by ASC Topic 805, “Business Combinations.”

Tri-State – On November 15, 2013, the Company completed the acquisition of Tri-State, a distributor of Seesmart products, for cash at closing of approximately $1.8 million (including a working capital adjustment), an obligation to pay an additional $1.5 million in cash in six months bearing interest at 5% annually, 543,052 shares of common stock valued at approximately $1.6 million, of which one half were issued at closing and an obligation to issue up to 365,628 additional shares contingent on Tri-State achieving specified revenue targets within one year following the acquisition date which has been valued at approximately $0.9 million. Under the terms of the agreement the Company acquired Tri-State debt free and cash free. The Company acquired Tri-State for its management team, its client base in New York, New Jersey and Connecticut and operational and business development synergies. The purchase price exceeds the fair value of the tangible assets acquired and reflects the expected growth of the business.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Tri-State acquisition.

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

Relume – On August 22, 2013 the Company purchased all the equity interests of Relume pursuant to the terms of the Agreement and Plan of Merger, dated as of August 9, 2013 (the “Relume Merger Agreement”) for $5.0 million in cash (approximately $4.3 million net of an estimated working capital adjustment) and 2,174,000 shares of common stock valued at approximately $7.3 million based on the market price of the Company’s stock on the closing date. The consideration paid is subject to further adjustment to the extent that the working capital (as defined in the Relume Merger Agreement) differs from the amount specified in the agreement. The amount of such adjustment has not been finalized. The cash portion of the purchase consideration was funded from the proceeds of the issuance of Series F Senior Convertible Redeemable Preferred Stock (the “Series F Preferred Stock”) to RVL for $5.0 million in cash, of which approximately $0.7 million was retained for working capital purposes. Under the terms of the Relume Merger Agreement, the Company acquired the Relume business debt free, except for capital lease obligations.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Relume acquisition.

(in thousands)

Cash	$61
Accounts receivable	851
Inventory	1,935
Goodwill	8,624
Technology	2,020
Trademarks	1,200
Customer relationships	680
Other assets	838

Assets acquired	16,209

Accounts payable	2,574
Accrued liabilities	1,891
Other current liabilities	26
Capital lease obligations	110

Liabilities assumed	4,601

Purchase price	$11,608

All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. None of the goodwill is expected to be deductible for income tax purposes. Goodwill was retroactively adjusted in 2014 by $454,000 to reflect a provision for unfavorable firm purchase commitments for inventory components.

Elite – On March 8, 2013, LIT, a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions (“Elite”) for $500,000 in cash, and 300,000 shares of the Company’s common stock, valued at $356,250, contingent on certain performance criteria that ultimately were not fulfilled. Concurrently, the Company entered into a five-year sales consulting agreement with the principals of the sellers pursuant to which the Company is obligated to pay a $20,000 monthly fee, additional fees based on achieving specified operational targets, and 850,000 shares of the Company’s common stock, which were to vest over the five-year term of the agreement.

The transaction has been accounted for as a business combination and the issuance of the common shares vesting over five years was to have been accounted for as compensation pursuant to ASC 505-50 “Equity-Based Payments to Non-Employees.” The following summarizes the purchase price allocation to the acquired assets:

(in thousands)

Customer revenue contracts	$1,599
Gain on bargain purchase	(743)

Purchase price	$856

The Company acquired the business primarily for the unfulfilled customer revenue contracts acquired and the estimated operating synergies expected to be realized with Seesmart. The Company amortized the acquired contracts over the periods of the cash flows that they generated. Substantially all the contracts were amortized in 2013.

On October 9, 2013 the Company notified Elite of the termination of the sales consulting agreement and, accordingly, cancelled the 850,000 unvested shares of common stock. As a result, no stock-based compensation expense has been recognized related to these shares.

Seesmart – On December 20, 2012, the Company purchased all the equity interests of Seesmart pursuant to the terms of the Seesmart Merger Agreement (the “Agreement”), dated as of December 1, 2012 , for consideration of approximately $10.1 million in cash funded by the issuance of shares of Series C Senior Convertible Preferred Stock (the “Series C Preferred Stock”), approximately 7.7 million shares of common stock valued at approximately $5.0 million and 11,915 shares of Series D Preferred Stock, valued at approximately $1.0 million. A working capital adjustment reduced the purchase price by approximately $1.2 million, which has been reflected in the financial statements as a reduction of goodwill. As described below, the Company settled outstanding convertible note obligations of Seesmart, which resulted in a total purchase price of $18.3 million for the enterprise value of the business. In accordance with the relevant accounting standard, the Company’s December 31, 2012 balance sheet has been retroactively adjusted to reduce goodwill and the Seesmart purchase price obligations liability by approximately $1.3 million.

Under the Agreement, the Company was required to distribute additional consideration to Seesmart shareholders. During the year ended December 31, 2013, the Company issued 738 shares of Series D Preferred Stock and 1,992,996 shares of common stock and paid approximately $3.5 million in cash.

On the acquisition date, Seesmart had outstanding convertible notes payable. In accordance with the terms of the notes, they were converted into the right to receive cash equal to the principal, a 20% premium on the principal, plus accrued interest. On the acquisition date, the Company’s cash obligation totaled approximately $3.4 million. During the first quarter of 2013, holders representing approximately $1 million of the cash obligation elected to receive a total of 1,479,947 shares of common stock. The remaining holders elected to be paid in cash and received approximately $2.4 million. The Seesmart convertible notes payable were completely extinguished during the first quarter of 2013.

The following amounts represent the final determination of the fair value of identifiable assets acquired and liabilities assumed from the Seesmart acquisition.

(in thousands)
Cash	$69
Accounts receivable	1,048
Inventory	1,352
Goodwill	10,166
Customer relationships	7,273
Trademarks	3,434
Other assets	334

Assets acquired	23,676

Accounts payable	2,692
Accrued liabilities	1,137
Deferred revenue	104
Customer deposits	1,467

Liabilities assumed	5,400

Purchase price	$18,276

All the goodwill is included in the Lighting Fixtures and Lamps reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

Pro forma information. The following unaudited supplemental proforma information assumes the 2014 and 2013 acquisitions referred to above had been completed as of January 1, 2013 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Revenues	$96,190	$84,584
Operating loss	$(9,837)	$(13,709)
Net Loss	$(4,393)	$(20,992)

The pro forma operating loss and net loss also reflect the following charges and credits directly attributable to the acquisitions:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Recorded by Company:
Gain on bargain purchase of business	$—	$743
Recorded by Relume pre-acquisition:
Fees incurred by the sellers	—	(350)
Change in control payment from sellers to management	—	(737)
Loss on settlement of debt from proceeds of merger	—	(4,157)
Gain on deconsolidation of subsidiary in bankruptcy proceedings	—	1,573
Recorded by Value Lighting pre-acquisition:
Fee paid by sellers in connection with the transaction	(528)	—
Pro Forma charge for amortization of the intangible assets related to acquired backlog, not expected to recur after the first year following the year of acquisition	—	(2,370)

	$(528)	$(5,298)

The pro forma loss from continuing operations and net loss for the year ended December 31, 2013 reflect a charge of $7.0 million representing the change in fair value of embedded derivative, which is included in the historical results of the Company and not directly attributed to the acquisitions.

The revenue of the 2014 acquisitions, included in our 2014 actual results operations from their respective acquisition dates through December 31, 2014 totaled $46.2 million. The net income of the 2014 acquisitions, included in our 2014 actual results of operations, from their respective acquisition dates through December 31, 2014 totaled $1.6 million.

The revenue of the 2013 acquisitions, included in our 2013 actual results operations from their respective acquisition dates through December 31, 2013 totaled $15.3 million. The net income of the 2013 acquisitions, included in our 2013 actual results of operations, from their respective acquisition dates through December 31, 2013 totaled $0.4 million.

3.	Inventories:

Inventories, which are primarily purchased from third parties, consist of the following:

(in thousands)	December 31,
	2014	2013
Raw materials	$3,895	$4,450
Finished goods	11,447	2,227

	15,342	6,677
Less provision for obsolescence	(1,669)	(1,708)

Net inventories	$13,673	$4,969

(in thousands)	Year Ended December 31,
	2014	2013	2012
Inventory reserve at January 1,	$1,708	$1,669	$895
Additions	179	1,644	1,346
Write offs	(218)	(1,605)	(572)

Inventory Reserve at December 31,	$1,669	$1,708	$1,669

The Company terminated its relationship with Seesmart’s logistics supplier in 2013. All related inventories were returned to Seesmart during March 2013.

During 2012, as a result of deteriorating market conditions and aggressive pricing by competitors, the Company experienced a decrease in market price for certain Array products in its LED replacement lamps and fixtures segment. For the year ended December 31, 2012, the Company recorded a reserve for obsolete inventory of $387,000 due to this decrease in market price. In 2013 certain of these inventories were written off.

4.	Intangible Assets:

At December 31, 2014, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(153)	$115
Trade names	11,358	(1,280)	10,078
Customer relationships	24,455	(2,942)	21,513
Customer contracts	1,877	(1,669)	208
Technology	1,953	(196)	1,757
Favorable leases	334	(64)	270
Non-compete agreements	740	(151)	589
Backlog	2,619	(2,369)	250
Product certification and licensing costs	61	(57)	4

	$43,665	$(8,881)	$34,784

At December 31, 2013, the Company had the following intangible assets subject to amortization:

(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(130)	$138
Trade names	6,034	(615)	5,419
Customer relationships	10,643	(1,248)	9,395
Customer contracts	1,877	(1,613)	264
Technology	2,020	(67)	1,953
Favorable lease	218	(3)	215
Non-compete agreements	480	(10)	470
Product certification and licensing costs	61	(46)	15

	$21,601	$(3,732)	$17,869

Intangibles are amortized using the straight-line method over their estimated useful lives. Amortization expense during the years ended December 31, 2014, 2013 and 2012 is as follows:

(in thousands)	Estimated useful life	2014	2013	2012
Patents and trade names	12 to 17 years	$688	$388	$109
Customer relationships	10 to 15 years	1,694	761	116
Customer contracts	1 to 3 years	56	1,613	—
Technology	10 years	129	67	—
Favorable Leases	10 years	61	3	—
Non-compete agreement	6 years	141	10	—
Backlog	1 year	2,369	—	—
Product certification and licensing costs	3 years	11	17	41

Total		$5,149	$2,859	$266

During 2012, as a result of our then-deteriorating business and significantly reduced market value, the Company performed impairment tests on long-lived assets as prescribed by Accounting Standards Codification Section 360 (“ASC 360), and determined that the carrying amounts of assets in the Company’s LED replacement lamps and fixtures asset group were not recoverable. In accordance with ASC 360, we recorded impairment charges aggregating $1.0 million on intangible assets, $0.4 million on property and equipment, and $0.02 million on additional intangible assets included in our corporate business unit. Amortization expense on intangible assets for the next five years is estimated as follows:

(in thousands)	2015	2016	2017	2018	2019
Patents	$23	$23	$23	$23	$22
Trade names	815	815	815	815	815
Customer relationships	1,971	1,971	1,971	1,903	1,869
Customer contracts	56	56	56	42	—
Technology	195	195	195	195	195
Favorable Leases	74	45	22	22	22
Non-compete agreement	167	167	105	80	70
Backlog	250
Product certification and licensing costs	4	—	—	—	—

Total	$3,555	$3,272	$3,187	$3,080	$2,993

5.	Goodwill:

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are presented below. Goodwill acquired during the year ended December 31, 2013 has been retroactively adjusted by approximately $430,000 as a result of the finalization of the Tri-State and Relume purchase price allocations (see Note 2).

(in thousands)	Lighting Fixtures and Lamps	Lighting Signage and Media	Total
Balance, January 1, 2013	$10,166	$—	$10,166
Acquisitions	11,332	—	11.332

Balance, December 31, 2013	21,498	—	21,498
Acquisitions	21,493	—	21,493
Transfer of Relume’s Media business	(1,463)	1,463	—

Balance, December 31, 2014	$41,528	$1,463	$42,991

Accumulated Balances:
Goodwill	$43,517	$1,870	$45,387
Accumulated impairment losses	(1,989)	(407)	(2,396)

Balance, December 31, 2014	$41,528	$1,463	$42,991

During 2012, as a result of the Company’s then-deteriorating business and significantly reduced market value, the Company performed impairment tests as prescribed by ASC 350. As a result, our Lighting Fixtures and Lamps segment recorded a goodwill impairment charge totaling $1,989,000.

During the fourth quarter of 2014, the Company performed step one of the impairment testing as described in Note 1 for each of its reporting units, which indicated the fair value of the reporting units exceeded the net carrying amount of the net assets of the reporting units. Accordingly, step two was not performed.

6.	Convertible Promissory Notes

On September 25, 2012, the Company extinguished $2,400,000 principal amount of outstanding convertible promissory notes in exchange for $880,000 in cash and 1,000,000 newly-issued shares of the Company’s common stock. The Company accounted for this transaction as a troubled debt restructuring in accordance with Accounting Standards Codification 470-60, “Troubled Debt Restructurings by Debtors”. The Company recognized a gain on debt restructuring of $1,048,000, or $0.05 per share, representing the excess of the carrying amount of the notes and accrued interest thereon, over the fair value of the cash and common stock issued.

Also in September 2012, certain accounts payable vendors and service providers agreed to accept payments less than the outstanding balance owed to them. For the year ended December 31, 2012, the Company recognized a gain from vendor concessions of $154,000 which is included in selling, general and administrative expense and caused basic and diluted loss per share for the year ended December 31, 2012 to decrease by $0.01.

7.	Common Stock Transactions:

As of December 31, 2014, the Company had approximately 129.7 million shares of its common stock outstanding, of which approximately 84.3 million shares, or 65%, were constructively owned by RVL and its affiliates.

On December 1, 2014 the Company completed an underwritten public offering of 8 million shares of its common stock, at an offering price of $1.25. Net proceeds of the offering approximated $8.6 million, which was used for general corporate purposes.

Also on December 1, 2014, the Company completed the Preferred Stock Exchange, in which the Company exchanged all outstanding preferred stock, including accrued but unpaid dividends thereon, for 36,300,171 shares of unregistered common stock. All rights relating to the preferred stock were extinguished as a result of this transaction, and at December 31, 2014 the Company has no outstanding preferred stock. See Note 8 for additional information.

On May 15, 2013, all outstanding shares of Series D Preferred Stock, aggregating 11,915 shares, were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959. See Note 8 for additional information.

On April 9, 2013 the Company entered into a Management Services Agreement (the “Management Agreement”) with Aston, an affiliate of RVL, under which Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development. In consideration of the services provided, the Company issued 500,000 shares of restricted common stock to Aston, vesting in three equal annual increments, with the first such vesting date being September 25, 2013.

On April 21, 2014, the Company granted an additional 300,000 shares of restricted stock to Aston pursuant to the Management Agreement, which vest in three annual installments with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

On March 8, 2013, the Company entered into an investment agreement with Great American Insurance Company and Great American Life Insurance Company (collectively, the “Investors”), each a wholly owned subsidiary of American Financial Group, Inc. The Company issued to each Investor (i) 2,136,752 shares of the Company’s common stock and (ii) the right to receive an aggregate of up to an additional 1,250,000 shares of common stock (such number of shares is the maximum number issuable to both Investors in the aggregate) for cash of $2.5 million each, for a total investment of $5 million. The proceeds from the investment are to be used for general corporate and working capital purposes. In connection with the investment, the Company paid $100,000 in cash and issued 42,735 shares of common stock as a finder’s fee for the transaction.

Stock warrants – The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the Chief Executive Officer of the Company until December 31, 2005 and was the Chairman of the Board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

At December 31, 2014, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	1,429,881
Shares subject to warrants	289,187
Shares to be issued for acquisitions	8,307,398

Total reserved shares	10,026,466

8.	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock.

As a result of the Preferred Stock Exchange, all rights relating to the preferred stock were extinguished, and at December 31, 2014 the Company has no outstanding preferred stock.

Series A Preferred Stock—The Company has designated 3,000 shares of preferred stock as Series A Preferred Stock.

The Series A preferred stock has been eliminated and there were no shares of Series A preferred stock issued and outstanding during any of the years presented.

Series B Convertible Preferred Stock – The Company has designated 1,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).

On September 25, 2012, the Company issued to RVL 600,000 shares of Series B Preferred Stock in exchange for $6 million. The net proceeds of $5,195,000 were used to retire debt, to fund a settlement of certain litigation, and for working capital purposes. The Series B Preferred Stock was convertible into shares of the Company’s common stock at a conversion price per share equal to $0.13, subject to certain anti-dilution adjustments. After giving effect to the conversion feature of the Series B Preferred Stock and the other transactions, RVL owned 46,153,846 as-converted shares of common stock, or approximately 73% of the Company, which represented a change in control of the Company. RVL was entitled to vote the Series B Preferred Stock on an as-converted basis with the Company’s common stock. During the fourth quarter of 2012, RVL converted 599,998 shares of Series B Preferred Stock into 46,153,692 shares of common stock. The remaining two shares were converted to common stock in the Preferred Stock Exchange.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Series B conversion price on the date of its issuance was $0.13 per share, and the Company’s common stock price had increased to $0.59 per share. As a result, the Company recognized a BCF. The value of the BCF is limited to the basis that is initially allocated to the convertible security, accordingly the Company allocated the entire net proceeds of $5,195,000 to the BCF, which was initially recorded in additional paid-in capital. The BCF was treated as a deemed dividend on the Series B Preferred Stock and was accreted to the Series B Preferred Stock using the effective interest method through the date of earliest conversion. As the Series B Preferred Stock is immediately convertible, the Company included a deduction of $5,195,000 in determining loss per share for the year ended December 31, 2012. The aforementioned deemed dividend had no impact on the Company’s stockholders’ equity.

Series C Convertible Preferred Stock – The Company has designated 25,000 shares of preferred stock as Series C Convertible Preferred Stock , par value $0.001 per share (the “Series C Preferred Stock”).

On December 20, 2012, the Company issued to RVL 10,000 shares of the Series C Preferred Stock, for cash of $10 million, which was used to fund the Seesmart acquisition (Note 2) and for working capital purposes.

The Series C Preferred Stock was initially non-voting and non-convertible. The Series C Preferred Stock became voting and convertible into shares of the Company’s common stock effective May 15, 2013, following the Company’s compliance with the requirements of Rule 14c-2 of the Securities Exchange Act of 1934, as amended. Additionally RVL was given the right to appoint four members to the Company’s board of directors (the “Board”), with the size of the Board not to exceed seven members. RVL’s right to appoint four directors will decline proportionately to take into account subsequent material reductions in RVL’s ownership position in the Company.

Each share of Series C Preferred Stock carried a liquidation preference and was entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends were payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance. Additionally, the Series C Preferred Stock shared ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued dividends of approximately $1,014,000. On December 1, 2014, all outstanding shares of Series C Preferred were converted to common stock in the Preferred Stock Exchange.

Series D Convertible Preferred Stock – The Company has designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”).

On December 20, 2012, the Company issued 11,177 shares of Series D Preferred Stock, and in the first quarter of 2013, the Company issued 738 shares of Series D Preferred Stock, as partial consideration in the Seesmart acquisition (Note 2). The Series D Preferred Stock had a liquidation preference of $100 per share and shared ratably on an as-converted basis with the

Company’s common stock in the payment of dividends and distributions. The Series D Preferred Stock was non-voting and was initially non-convertible. On May 15, 2013, all 11,915 shares of Series D Preferred Stock were automatically converted into 1,712,167 shares of common stock at a conversion price per share equal to $0.6959 (the “Series D Conversion Price”).

Series E Redeemable Convertible Preferred Stock – The Company has designated 10,000 shares of preferred stock as Series E Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

On February 21, 2013, the Company issued to RVL 5,000 shares of Series E Preferred Stock for cash of $5 million, which was used for working capital purposes. The Series E Preferred Stock was initially non-voting and non-convertible and became voting and convertible into shares of the Company’s common stock on May 15, 2013.

Each share of Series E Preferred Stock was entitled to receive cumulative dividends payable at a rate per annum of 5% of the Series E Stated Value then in effect. Additionally, the Series E Preferred Stock shared ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued dividends of $218,000.

In accordance with Accounting Standards Codification 480 (ASC 480), the Company classified the Series E Preferred Stock as temporary equity in the financial statements as it was subject to mandatory redemption at the option of the holder. The Company concluded that the Series E Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. Accordingly the Series E Preferred Stock was accreted to the redemption amount in effect on the balance sheet date.

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

On December 1, 2014, all outstanding shares of Series E Preferred were converted to common stock in the Preferred Stock Exchange described above.

Series F Redeemable Convertible Preferred Stock – The Company has designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

On August 22, 2013, the Company issued to RVL 5,000 shares of Series F Preferred Stock for cash of $5 million, which was used for working capital purposes.

Each share of Series F Preferred Stock was voting and carried a liquidation preference. It was redeemable for cash at the option of the Company, and convertible to either common stock or cash at the option of the holder. Additionally, it was entitled to receive dividends at a rate per annum equal to 7% of the Series F Stated Value then in effect. For the year ended December 31, 2013, the Company accrued Series F Dividends of $129,000.

All outstanding shares of Series F preferred stock were redeemed in connection with the exchange of Series F preferred stock for Series G preferred stock described below. Following the redemption, the Series F preferred stock was cancelled in June 2014.

In accordance with Accounting Standards Codification 489 (“ASC 480”), the Company classified the Series F Preferred Stock as temporary equity in the financial statements as it was subject to mandatory redemption at the option of the holder. The Company concluded that the Series F Preferred Stock is more akin to a debt-type instrument than an equity-type instrument. Accordingly the preferred stock was accreted to the redemption amount in effect on the balance sheet date.

Series G Redeemable Convertible Preferred stock – The Company designated 18,000 shares of preferred stock as Series G Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”).

On June 30, 2014, the Company issued to RVL and its affiliate an aggregate of 18,000 shares Series G Preferred Stock as follows. The Company issued 10,956,000 shares in exchange for cancellation of the outstanding balance on the RVL Note (see Note 16), which aggregated $10,956,000 including accrued and unpaid interest thereon. An additional 5,404 shares were issued in exchange for the 5,000 shares (including accrued and unpaid dividends thereon) of the Company’s outstanding Series F Preferred Stock, and 1,640 shares were issued to Aston in exchange for $1,640,085, a portion of the outstanding balance on the February Note (see Note 15).

The Series G Preferred Stock carried a liquidation preference, and was voting and convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to $2.30. In accordance with ASC 480, the Company classified the Series G Preferred Stock as temporary equity in the financial statements as it was subject to mandatory redemption at the option of the holder.

Additionally, the Company had the option to redeem all or any part of the Series G Preferred Stock for cash at any time subject to the holder’s right to convert and require delivery of shares of common stock. For so long as shares of Series G Preferred Stock were outstanding, the Company was prohibited from taking certain actions specified in the Series G certificate of designations without the consent of a majority of the holders.

Each share of Series G Preferred Stock was entitled to receive cumulative dividends payable at a rate per annum of nine percent (9%) of the Series G Stated Value.

On December 1, 2014, all outstanding shares of Series G Preferred were converted to common stock in the Preferred Stock Exchange.

9.	Stock Option Plans:

On September 18, 2003, the Company adopted a new stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or are based on achievement of performance criteria. The Company grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. The Board has determined that no further awards will be made pursuant to the 2003 Plan. As of December 31, 2014, 379,380 shares of common stock were vested and exercisable under the 2003 Plan, and 379,380 shares have been reserved for issuance under the 2003 Plan.

In May 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 3,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan, as amended, to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock-based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may be longer or based on the achievement of performance goals.

Through December 31, 2014, 35,000 options and 1,949,499 restricted shares have been awarded, net of forfeitures, under the 2013 Plan. A total of 1,015,501 common shares are reserved for future issuance under the 2013 Plan, of which 291,000 are approved but unissued.

The following table summarizes option activity of the 2003 and 2013 Plans:

	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, January 1, 2012	737,020	$4.26
Options granted at market	54,250	0.54
Options exercised	—	—
Options forfeited or expired	(84,467)	1.83

Balance, December 31, 2012	706,803	$4.27
Options granted at market	—	—
Options exercised	(108,146)	2.45
Options forfeited or expired	(191,637)	4.76

Balance, December 31, 2013	407,020	$4.52
Options granted at market	52,500	2.32
Options exercised	—	—
Options forfeited or expired	(45,140)	2.82

Balance, December 31, 2014	414,380	$4.29

A summary of the non-vested options as of December 31, 2014 and changes during the year ending December 31, 2014 is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at January 1, 2014	667	$1.23
Granted	52,500	3.02
Vested	(667)	1.23
Forfeited	(17,500)	3.02

Non-vested at December 31, 2014	35,000	$3.02

The total future compensation cost related to non-vested stock option awards is estimated to be nominal for the years ending December 31, 2015 and 2016. The average fair value of options granted at market during 2014 and 2012 was $3.02 and $0.39 per option, respectively. The total intrinsic value of options exercised during the year ended December 31, 2013 was $95,000. No options were exercised in 2014 and 2012. Options outstanding at December 31, 2014 had no intrinsic value. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $1,000, $2,000 and $158,000, respectively.

Additionally, during the year ended December 31, 2014, the Company issued 848,000 restricted shares under the 2013 Plan to employees and non-employee service providers, and 130,000 were forfeited. The weighted average term of employee restricted stock is three years. Unrecognized compensation expense for employee restricted stock grants outstanding at December 31, 2014 amounted to $1,670,240. The weighted average grant date fair value is $3.00 per share.

Prior to 2012, the Company granted selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. No performance options were granted during 2014 and 2013, and there was no unrecognized compensation cost related to non-vested performance options at December 31, 2014. A summary of activity of options that vested upon achievement of certain performance criteria under the 2003 Plan as of December 31, 2014 and changes during the year then ended is presented below. These shares were also included in the summary of activity of stock option plans for the year ended December 31, 2014 above.

Performance Based Shares	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	161,240	$3.79	5.91	$—
Granted	—	—
Options exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2012	161,240	$3.79	4.91	$—
Granted	—	—
Options exercised	—	—
Forfeited or expired	153,600	3.71	3.83	—

Outstanding at December 31, 2013	7,640	5.30	5.45	—
Granted	—	—
Options exercised	—	—
Forfeited or expired	7,640	5.30	4.45	—

Outstanding at December 31, 2014	—	—	—	—

Exercisable at December 31, 2014	—	$—	—	$—

.Stock-based compensation expense for employees recognized in the accompanying statements of operations for the years ended December 31, 2014, 2013 and 2012 was $1,751,000, $302,000 and $45,000, respectively. Stock-based compensation expense (benefit) recorded with respect to non-employee service providers during the years ended December 31, 2014 and 2013 was ($40,000) and $506,000, respectively. There was no such compensation recorded for year ended December 31, 2012. Stock-based compensation for 2014 includes $911,000 of bonus and commissions to be paid in the form of common stock.

10.	Operating Leases:

The Company leases office, warehouse and manufacturing facilities throughout the United States. Generally, the leases require the Company to pay the operating expenses of the properties, in some cases including property taxes. The majority of the Company’s leases include renewal options at existing or current market rates.

The following schedule shows the total rent expense under operating leases:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Rent expense	$953	$577	$301
Less sublease rentals	—	(47)	(35)

Total rent expense	$953	$530	$266

The future minimum payment obligations as of December 31, 2014 for operating leases are as follows:

2015	$1,057
2016	1,094
2017	1,017
2018	688
2019	390
Thereafter	1,500

Total future payment obligations	$5,746

11.	Risk Concentrations:

The Company’s financial instruments that are exposed to concentrations of credit risk consist of cash, cash equivalents, trade accounts receivable and accounts payable. The Company places its cash and cash equivalents with high credit quality institutions. At times such balances may be in excess of the FDIC insurance limit.

Revenues from a group of related customers represented approximately 31% of the Company’s revenue for the year ended December 31, 2013. No customer represented more than 10% of the Company’s revenue for the years ended December 31, 2014 and 2012.

The Company made purchases from two suppliers representing approximately 14% and 10% of total net purchases for the year ended December 31, 2013, and four suppliers representing approximately 18%, 15%, 14% and 12% of total net purchases for the year ended December 31, 2012. No such concentrations existed during the year ended December 31, 2014.

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

12.	Income Taxes:

As of December 31, 2014, the Company reported net operating loss carry forwards for federal and state income tax purposes of $27,019,000 and $35,147,000, respectively, which expire between 2019 and 2034. As of December 31, 2013, the Company reported net operating loss carry forwards for federal and state income tax purposes of $22,505,000 and $34,993,000, respectively, which expire between 2018 and 2033. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012 and 2013, including the issuance of common and preferred stock by the Company and the acquisition of Seesmart and Relume, substantially all of the Company’s net operating loss carryforwards as of December 31, 2014 are subject to limitations imposed by Section 382 of the Internal Revenue Code. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and has adjusted them accordingly. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

In conjunction with the 2014 acquisitions, the Company recorded a net deferred tax liability of $6.6 million in its purchase price allocation (see Note 2). This liability can be used to reduce the overall deferred tax asset of the Company and as a result, the Company recognized a corresponding tax benefit related to the reduction of the existing valuation allowance. This benefit resulted in a credit recorded in earnings of $6.6 million for 2014.

Components of deferred tax assets (liabilities) are as follows:

(in thousands)	December 31,
	2014	2013
Accounts receivable	$233	$58
Inventories	1,847	473
Accrued expenses	818	825
Depreciation	(5)	40
Intangible assets	(11,232)	(5,320)
Stock options	1,339	1,015
Deferred revenue	22	46
Other	5	6
Net operating loss carry forwards	11,860	9,316

Net deferred tax asset	4,887	6,459
Valuation allowance	(4,887)	(6,459)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has not recorded a provision for income taxes in 2013 and 2012 as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance. The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2014, 2013 and 2012:

	December 31,
(in thousands)	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(3,988)	(34.0)	$(5,719)	(34.0)	$(2,916)	(34.0)
Deferred state tax benefit	(383)	(3.3)	(258)	(1.5)	(618)	(7.2)
Change in valuation allowance	4,982	42.5	(10,446)	(62.1)	2,810	32.8
Tax benefit of acquisition	(6,550)	(55.8)	—	—	—	—
Goodwill impairment	—	—	—	—	676	7.9
Adjustment to net operating loss carryforwards	(120)	(1.0)	13,828	82.2	41	0.5
Non-deductible expenses	160	1.4	2,595	15.4	7	0.0
Impact of rate change	(651)	(5.6)	—	—	—	—

Income tax benefit	$(6,550)	(55.8)	$—	—	$—	—

13.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial purposes: Lighting Fixtures and Lamps and the Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart business, the Relume business, the LIT business, the Tri-State business and the Value Lighting business. The Lighting Signage and Media reportable segment is comprised of the Lumificient business. Effective January 1, 2014 the Media business of Relume, included in the Lighting Fixtures and Lamps segment since the acquisition of Relume, was transferred to Lumificient and is now included in the Lighting Signage and Media reportable segment. Financial information relating to the reportable operating segments for the years ended December 31, 2014, 2013 and 2012 is presented below:

(in thousands)	Year Ended December 31,
	2014	2013	2012
Revenues from external customers:
Lighting fixtures and lamps	$72,373	$22,823	$792
Lighting signage and media	4,467	3,237	3,689

Total revenues from external customers	$76,840	$26,060	$4,481

Segment loss:
Lighting fixtures and lamps	$(4,213)	$(3,495)	$(5,820)
Lighting signage and media	(232)	(174)	(195)

Segment loss	(4,445)	(3,669)	(6,015)
Unallocated amounts:
Corporate expenses	(6,442)	(6,853)	(3,401)
Change in fair value of embedded derivative	—	(6,990)	—
Gain on debt restructuring	—	—	1,048
Gain on bargain purchase of business	—	743	—
Deferred income tax benefit	6,550	—	—
Interest expense, net	(843)	(52)	(210)

Net loss	$(5,180)	$(16,821)	$(8,578)

Depreciation and amortization:
Lighting fixtures and lamps	$5,307	$1,799	$156
Lighting signage and media	316	1,298	237

Segment depreciation and amortization	5,623	3,097	393
Corporate depreciation and amortization	21	25	100

Total depreciation and amortization	$5,644	$3,122	$493

	As of December 31,
	2014	2013
Segment assets:
Lighting fixtures and lamps	$122,921	$52,989
Lighting signage and media	6,859	4,524

Total segment assets	129,780	57,513
Elimination of intercompany receivable	(31,303)	(14,231)
Other corporate assets	28,065	8,955

Total assets	$126,542	$52,237

Expenditures for segment assets:
Lighting fixtures and lamps	$320	$100
Lighting signage and media	39	11

Total expenditures for segment assets	359	111
Corporate expenditures for assets	126	22

Total expenditures for assets	$485	$133

Net revenues by geographic location, based on location of customers, were as follows:

(in thousands)	December 31,
	2014	2013	2012
United States	$74,839	$25,243	$3,901
Canada	1,839	574	383
Other	162	243	197

Total	$76,840	$26,060	$4,481

Net long-lived assets by geographic locations were as follows:

(in thousands)	December 31,
	2014	2013	2012
United States	$35,883	$18,489	$12,364
Other	112	137	8

Total	$35,995	$18,626	$12,372

14.	Benefit Plans:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. On November 1, 2008, the Company elected to cease matching contributions. The Company elected to reinstate the matching contribution during 2013. During 2014 and 2013, respectively, we had $120,000 and $39,000 in expenses related to the plan.

15.	Related Party Transactions:

Financings – In February 2014 the Company entered in an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the Company borrowed $3.5 million for general corporate purposes (the “February Note”). The borrowing bore interest at 9% annually and originally had a scheduled maturity of April 1, 2015. The Company had the option to prepay the note at any time without penalty. In April 2014, the Company borrowed an additional $1 million from Aston for general corporate purposes on the same terms and conditions as the February Note (the “April Note”). Also in

April 2014, the Company borrowed $10.8 million from RVL to fund the acquisition of Value Lighting (the “RVL Note”) which bore interest at 9% annually and originally had a scheduled maturity of the earliest of April 1, 2015 or the date on which the Company received proceeds from any debt, factoring or other similar facility or equity securities in the commercial banking, private placement or public markets.

In June 2014, the company exchanged the $10.8 million RVL Note and $1.6 million of the February Note plus related accrued interest, for an equivalent amount of Series G preferred stock. See Note 8.

In addition, Aston advanced an additional $ 2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances and approved the issuance of a promissory note in respect of such amount, which bears interest and matures on April 1, 2016 and can be prepaid at any time at the option of the Company.

The Company has accrued interest on such borrowings of $0.1 million at December 31, 2014 on debt outstanding at such date and recorded interest expense of $0.8 million for the year ended December 31, 2014.

Investment Agreements – The Company has entered into four separate investment agreements and an Exchange Agreement with RVL, an affiliate of Aston and the Company’s Chairman and Chief Executive Officer, whereby the Company issued to RVL Series B, C, E, F and G preferred stock. Cash received by the Company for the issuance for Series B, C, E, and F preferred stock aggregated to $26.0 million. Cash received for debt exchanged for Series G preferred stock aggregated to $12.5 million. On December 1, 2014, all outstanding preferred stock was exchanged for common stock of the Company. In addition, in 2013 an affiliate of RVL purchased 75,000 shares of common stock from the Company for $192,000, at the closing market price of the stock on the date purchased.

Customer Financing – In 2013, Aston provided $9.9 million in financing to a related group of customers of the Company who used the proceeds to repay its obligations to the Company for the purchase of Company products. The Company has no obligations to Aston with respect to the financing arrangements between the customer and Aston. The Company’s obligations to the customer are limited to the standard warranty obligation on the products sold.

Management Agreement - On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In consideration of the services provided by Aston under the Management Agreement, the Company issued 500,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, the Company granted an additional 300,000 shares of restricted stock to Aston which vest in three annual installments with the first such vesting date being September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Relocation of Corporate Headquarters - During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. The Company pays Aston $21,355 monthly, representing its proportionate share of the space under the underlying lease. Costs allocated to the Company amounted to $0.7 million and $.01 million for the years ended December 31, 2014 and 2013.

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

16.	Financings

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America (“the Revolving Credit Facility”) pursuant to which the Company can borrow up to specified percentages against eligible accounts receivable and inventory as defined in the Revolving Credit Facility (the “Borrowing Base”) up to a maximum of $25 million. Borrowings under the arrangement bears interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of December 31, 2014 amount to approximately $8.8 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. We are in compliance with our covenants and obligations under the facility, and we estimate that as of December 31, 2014 we are eligible to borrow an additional $4.5 million under the facility based upon current levels of inventory and accounts receivable.

The Loan Agreement contains covenants which limit the ability of the Company to, among other things, (i) create, incur, guarantee or suffer to exist any indebtedness; (ii) create or suffer any lien upon any property; (iii) declare or make distributions to equity holders or create any restriction on the ability of a subsidiary to make such a distribution; (iv) make investments; (v) sell, lease, license, consign or otherwise dispose of any property; (vi) make loans or other advances of money to any person; (vii) make payments on certain indebtedness; and (viii) enter into transactions with affiliates. In addition, the Loan Agreement includes a financial covenant that, on a consolidated basis, requires the Company to maintain, for the most recent twelve fiscal months, a ratio of (i) EBITDA minus Capital Expenditures (as defined in the Loan Agreement) and cash taxes paid to (ii) Fixed Charges (as defined in the Loan Agreement), of not less than 1.1 to 1.0.

From time to time the Company enters into financing arrangements with RVL and its affiliates. See Note 15.

In conjunction with the acquisition of Value Lighting (see Note 2), the Company refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in installments through November 2018, at which time a balloon payment of $1.4 million is due.

In 2013 two subsidiaries of the Company entered into loan and finance agreements with a financial institution pursuant to which the subsidiaries could borrow against eligible accounts receivable as defined in the agreement, up to a maximum of $2 million. Borrowings bore interest at the prime rate plus 1.75%, but not less than 5%. The subsidiaries were also obligated to pay an annual fee and monthly maintenance fees. No amounts were outstanding under these arrangements as of December 31, 2014. Borrowings outstanding as of December 31, 2013 aggregated $0.9 million and are included in accrued liabilities in the accompanying Consolidated Balance Sheet.

Maturities of long-term borrowings for each of the next five years are as follows:

2015	$360
2016	2,925
2017	9,120
2018	360
2019	360

17.	Quarterly Results of Operations (Unaudited):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2014:
Revenues	$4,952	$17,517	$26,877	$27,494
Gross profit	1,603	5,563	8,559	8,498
Net (loss) income	(3,570)	2,410	(1,404)	(2,616)
Net (loss) income attributable to common stockholders	(3,977)	1,100	(2,055)	(7,913)

Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.04)	$0.01	$(0.02)	$(0.07)

Fiscal year ended December 31, 2013:
Revenues	$6,311	$7,357	$5,313	$7,079
Gross profit	2,661	3,585	1,364	2,342
Net loss	(5,318)	(5,135)	(3,080)	(3,288)
Net loss attributable to common stockholders	(7,766)	(5,457)	(3,545)	(3,703)

Basic and diluted loss per common share attributable to common stockholders (1)	$(0.11)	$(0.07)	$(0.04)	$(0.05)

The 2014 and 2013 acquisitions are included in consolidated results of operations from their respective acquisition dates.

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: March 13, 2015	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta
Robert V. LaPenta	March 13, 2015
Chief Executive Officer / Chairman
(Principal Executive Officer)

/s/ Charles J. Schafer	March 13, 2015
Charles J. Schafer – President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Robert A. Basil, Jr.	March 13, 2015
Robert A. Basil, Jr.– Director

/s/ James A. DePalma	March 13, 2015
James A. DePalma – Director

/s/ Bill Ingram	March 13, 2015
Bill Ingram – Director

/s/ Robert V. LaPenta, Jr.	March 13, 2015
Robert V. LaPenta, Jr.– Director

/s/ Dennis McCarthy	March 13, 2015
Dennis McCarthy – Director

/s/ Stephen G. Virtue	March 13, 2015
Stephen G. Virtue – Director