Form 10-Q
period 2015-03-31
Revolution Lighting Technologies, Inc.
filed 2015-05-11
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-23590

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

Number of shares of Common Stock, $.001 par value, outstanding on May 1, 2015: 138,251,603 shares

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Unaudited Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	3

		Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	4

		Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity for the Three Months Ended March 31, 2015 and Year Ended December 31, 2014	5

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6

		Notes to Condensed Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Mine Safety Disclosures	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	25

SIGNATURES			26

EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$1,635	$6,033
Trade accounts receivable, less allowance for doubtful accounts of $53 and $108	20,863	23,779
Inventories, less reserves of $1,473 and $1,669	18,365	13,673
Other current assets	3,360	3,157

Total current assets	44,223	46,642

Property and equipment	2,400	2,242
Accumulated depreciation and amortization	(1,171)	(1,031)

Net property and equipment	1,229	1,211

Goodwill	42,991	42,991
Intangible assets, less accumulated amortization of $9,771 and $8,756	33,894	34,784
Other assets, net	864	914

	$123,201	$126,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,336	$11,573
Accrued liabilities	3,163	5,470
Accrued compensation and benefits	2,009	2,281
Other current liabilities	975	2,261
Purchase price obligations - current	1,333	6,269

Total current liabilities	17,816	27,854

Revolving credit facility	12,229	8,760
Related party payable	2,565	2,565
Note payable	2,696	2,816
Purchase price obligation - noncurrent	6,089	6,086
Other liabilities	1,027	1,145

Total liabilities	42,422	49,226

Stockholders’ Equity
Common stock, $.001 par value, 150,000 shares authorized, 135,260 and 129,714 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	135	130
Additional paid-in capital	154,981	149,477
Accumulated deficit	(74,337)	(72,291)

Total stockholders’ equity	80,779	77,316

	$123,201	$126,542

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$20,330	$4,952
Cost of sales	13,159	3,294

Gross profit	7,171	1,658

Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	299	445
Amortization and depreciation	1,033	554
Stock based compensation	534	132
Other selling, general and administrative	6,474	3,435
Research and development	685	504

Total operating expenses	9,025	5,070

Operating loss	(1,854)	(3,412)

Interest and other expense	(192)	(95)

Net loss	(2,046)	(3,507)

Accrual of preferred stock dividends	—	(400)
Accretion to redemption value of Series E and F preferred stock	—	(7)

Net loss attributable to common stockholders	$(2,046)	$(3,914)

Basic and diluted loss per common share attributable to common stockholders	$(0.01)	$(0.05)

Basic and diluted weighted average shares outstanding	137,667	81,365

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance January 1, 2014	10	$9,936	82,095	$82	82,549	$(67,111)	$25,456	$10,966
Share-based compensation for employees	—	—	—	—	840	—	840	—
Share-based compensation for non-employees	—	—	—	—	(40)	—	(40)	—
Accretion of Series E preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,445)	—	(1,445)	691
Issuance of in-kind dividends on Series C preferred stock	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	849	1	(1)	—	—	—
Issuance of Series E preferred stock	—	—	—	—	—	—	—	(56)
Issuance of common stock for cash, net of issuance costs	—	—	8,000	8	8,606	—	8,614	—
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G and accretion to redemption value	—	—	—	—	(900)	—	(900)	18,392
Forfeiture of restricted stock	—	—	(130)	—	—	—	—	—
Adjustment for shares issued for acquisition – Tri-State	—	—	(7)	—	—	—	—	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	373	—	374	—
Shares issued for acquisition – Value Lighting	—	—	2,032	2	(2)	—	—	—
Shares to be issued for acquisitions	—	—	—	—	22,737	—	22,737	—
Exchange of preferred stock for common stock	(10)	(10,964)	36,300	36	36,807	—	25,879	(25,079)
Net loss	—	—	—	—	—	(5,180)	(5,180)	—

Balance, December 31, 2014	—	—	129,714	130	149,477	(72,291)	77,316	—
Share-based compensation for employees	—	—	271	—	278	—	278	—
Share-based compensation for non-employees	—	—	—	—	1	—	1	—
Shares issued for contingent consideration - Tri-State	—	—	543	—	339	—	339	—
Shares issued for contingent consideration – Value Lighting	—	—	4,895	5	5,495	—	5,500	—
Fees associated with issuance of common stock	—	—	—	—	(62)	—	(62)	—
Cancellation of reacquired escrowed common stock for acquisition - Relume	—	—	(163)	—	(547)	—	(547)	—
Net loss	—	—	—	—	—	(2,046)	(2,046)	—

Balance, March 31, 2015	—	$—	135,260	$135	$154,981	$(74,337)	$80,779	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.,

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows from Operating Activities:
Net loss	$(2,046)	$(3,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143	98
Amortization of intangible and other assets	890	456
Reacquired common stock issued for acquisition	(547)
Stock-based compensation	534	132
Change in fair value of contingent consideration	406	(102)
Changes in operating assets and liabilities, net of the effect of the acquisitions (Note 2):
Decrease in trade accounts receivable, net	2,916	482
(Increase) decrease in inventories, net	(4,604)	106
(Increase) in other assets	(142)	(165)
(Decrease) in accounts payable, accrued and other liabilities	(4,223)	(1,473)
(Decrease) increase in accrued compensation and benefits	(527)	30

Net cash used in operating activities	(7,200)	(3,943)

Cash Flows from Investing Activities:

Acquisition of business, net of cash acquired	(100)	—
Purchase of property and equipment	(160)	(89)

Net cash used in investing activities	(260)	(89)

Cash Flows from Financing Activities:
Proceeds from issuances of preferred stock, net of issuance costs	—	(32)
Fees pertaining to issuance of common stock	(287)	—
(Repayments) of short-term borrowings and notes payable	(120)	(185)
Proceeds from revolving credit facility	21,752	—
Repayments of revolving credit facility	(18,283)	—
Proceeds from related party note payable	—	3,500

Net cash provided by financing activities	3,062	3,283

Net decrease in cash and cash equivalents	(4,398)	(749)
Cash and cash equivalents, beginning of period	6,033	1,757

Cash and cash equivalents, end of period	$1,635	$1,008

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$59	$37
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	—	374
Accrual of dividends on convertible preferred stock	—	400
Issuance of common stock for contingent consideration	5,839	—
Deferred consideration for acquisition	500	—

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and details of accounts that have not changed significantly in amount or composition. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015 or for any other future period.

Business— Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) and conventional lighting fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, LED replacement lamps and high-performance, commercial grade smart grid control systems. We sell these products under the RVLT, Lumificient, Value Lighting, Array and CMG, brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

The Company’s operations are comprised of two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart, Relume, LIT, Tri-State and Value Lighting businesses. The Lighting Signage and Media reportable segment is comprised of the Lumificient business.

Liquidity— At March 31, 2015, the Company has cash of $1.6 million and working capital of $26.4 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014. For the three months ended March 31, 2015 and 2014, the Company used cash for operations of $7.2 million and $3.9 million, respectively.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of April 20, 2015, the balance on the Revolving Credit Facility was $13.6 million, with additional borrowing capacity of $5.4 million.

In December 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of the transaction; accordingly, we have been relieved of the ongoing obligation to pay dividends on preferred stock.

Historically, the Company’s controlling shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, as they continue to support our operations.

On May 11, 2015, the Company’s shareholders will vote on a proposal to increase the number of authorized but unissued shares of common stock, in order to provide our Board of Directors with greater flexibility to issue common stock for purposes such as financings, acquisitions, strategic business relationships, and compensation of key personnel. Our majority shareholder has advised us that it intends to vote in favor of the proposal; accordingly we expect that it will pass (See Note 6). As of May 11, 2015, the Company does not have any specific agreements or arrangements to engage in any such transactions or otherwise to issue additional shares of the Company’s common stock, except with respect to shares reserved for issuance under our 2013 Stock Incentive Plan, upon exercise of outstanding options and warrants, and in settlement of obligations pertaining to 2014 acquisitions.

The Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Principles of consolidation—The condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of accounts receivable and inventories, warranty obligations, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

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

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the three months ended March 31, 2015, revenues from sales taxes were $0.7 million. Revenues from sales taxes were not material during the three months ended March 31, 2014.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the three months ended March 31, 2015 are as follows:

(in thousands)	2015
Warranty liability, January 1	$443
Provisions for current year sales	44
Current period claims	(26)

Warranty liability, March 31	$461

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of the balance sheet dates. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain Level 1 balance sheet financial instruments approximates its fair value. These financial instruments include cash and cash equivalents, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities (Level 2 inputs), the fair value of borrowings under our Revolving Credit Facility are equal to the carrying value (see Note 5).

The Company determines the fair value of acquisition liabilities on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of Selling, general and administrative expense in the Consolidated Statement of Operations. Changes in the fair value of acquisition liabilities during the three months ended March 31, 2015 were as follows:

(in thousands)	2015
Fair value, January 1	$12,355
Fair value of acquisition liabilities paid during the period	(5,839)
Fair value of consideration issued	500
Change in fair value	406

Fair value, March 31	$7,422

The following table presents quantitative information about level 3 fair value measurements as of March 31, 2015:

(in thousands)	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs
Earnout liabilities	$5,025	Income approach	Discount rate - 15.5%
Stock distribution price floor	1,897	Monte Carlo simulation	Volatility - 120%
			Risk free rate - 0.95%
			Dividend yield - 0
Time based payments	500	Expected payments	None

Fair value, March 31	$7,422

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2015:

(in thousands)	2015
Allowance for doubtful accounts, January 1	$108
Additions	198
Write-offs	(253)

Allowance for doubtful accounts, March 31	$53

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Property and equipment—Property and equipment is stated at cost or the estimated fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

Estimated useful lives
Machinery and equipment	3-7 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Motor vehicles	5 years
Leasehold improvements	Lesser of lease term or estimated useful life

Intangible assets and goodwill – Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (between 1 and 17.5 years).

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform impairment tests prior to annual impairment tests scheduled in the fourth quarter.

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

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were not material during the three months ended March 31, 2015 and 2014.

Income taxes—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized, and the Company has provided a full valuation allowance related to net deferred tax assets and income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”).

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

In connection with the 2014 acquisitions (see Note 2), the Company is unconditionally obligated to issue 8,035,826 shares of its common stock during 2015, 2016 and 2017. These potentially dilutive shares have been included in the computation of basic and diluted earnings per share for the three months ended March 31, 2015. Also in connection with the 2014 acquisitions, the Company is contingently obligated to pay up to $6.2 million, or at its option, an equivalent amount of common shares based upon their then-current market value, if certain performance criteria have been met. These shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2015 because the effect would be antidilutive.

Contingencies — In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in Accounting Standards Codification 450. Based upon such evaluation, at March 31, 2015, the Company is not a party to any pending legal proceedings that it believes to be material.

Recent accounting pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued the standard “Revenue from Contracts with Customers,” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. In April 2015, the FASB deferred the effective date of the standard, making it effective for annual periods beginning after December 15, 2017. Early adoption is permitted on or after December 15, 2016. At this time, the Company has not determined the effect that this accounting pronouncement will have on its financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items” (Subtopic 225-20), which eliminates the accounting concept of extraordinary items for periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which modifies the criteria for evaluating whether certain legal entities should be consolidated. The provisions of the ASU are effective for fiscal periods beginning after December 15, 2015, however earlier adoption is permitted. The Company has adopted the ASU effective January 1, 2015, without material effect on its consolidated financial statements.

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

Value Lighting achieved its 2014 performance targets, and as a result, during the quarter ended March 31, 2015, the Company issued 4.9 million shares of its common stock (valued at $5.5 million) in payment of 2014 contingent purchase consideration.

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

The acquired intangibles are being amortized consistently with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is not expected to be deductible for income tax purposes.

Other – On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting for $0.6 million. The purchase price consists of cash of $0.1 million, $0.3 million payable in four installments through March 1, 2016, and $0.2 million payable on September 1, 2016 in cash or common stock, at the Company’s option. The aggregate purchase price of $0.6 million was assigned to inventories.

On December 18, 2014, the Company acquired All Around Lighting, Inc., a supplier of lighting fixtures, for $5.0 million. The purchase price consists of $0.9 million cash, 1,600,000 unregistered shares of the Company’s common stock, and additional cash consideration if certain revenue targets are achieved in 2015 and 2016 (preliminarily valued at $0.3 million). The unregistered shares of common stock have been valued at $1.8 million, and will be issued in eleven installments beginning in June 2015. The shares are subject to a price floor of $2.00 per share (valued at $1.9 million), which will terminate when total share consideration received is equal to $3.2 million. The aggregate purchase price of $5.0 million has been preliminarily allocated to $1.7 million of tangible assets, $2.2 million of identifiable intangible assets and $2.8 million of goodwill, reduced by $1.7 million of liabilities assumed. The acquired intangibles are being amortized consistently with the period the underlying cash flows are generated. All of the goodwill is included in the Lighting Fixtures and Lamps reportable segment. Goodwill is not expected to be deductible for income tax purposes. The final determination of the fair value of certain assets and liabilities including income taxes and contingencies will be completed within the one-year measurement period from the date of acquisition as required by ASC Topic 805, “Business Combinations.”

Pro forma information. The following unaudited supplemental pro forma information assumes the 2014 acquisitions referred to above had been completed as of January 1, 2014 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

(in thousands)	Pro Forma Three Months Ended March 31, 2014
Revenues	$18,007
Operating loss	$(3,460)
Net Loss	$(3,792)

Actual results for the three months ended March 31, 2015 include revenues, operating loss and net loss of our 2014 acquisitions of $13.3 million, $1.1 million and $1.1 million, respectively.

3.	Inventories

Inventories, which are primarily purchased from third parties, consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$4,043	$3,895
Work in process	67	—
Finished goods	15,728	11,447

	19,838	15,342
Less: reserves	(1,473)	(1,669)

Net inventories	$18,365	$13,673

4.	Intangible Assets:

At March 31, 2015, the Company had the following intangible assets subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and backlog	$4,496	$4,115	$381
Customer relationships	24,455	3,298	21,157
Favorable leases	334	83	251
Non-compete agreement	740	193	547
Patents	268	159	109
Product certification	61	58	3
Technology	1,953	209	1,744
Trademarks / Trade Names	11,358	1,656	9,702

	$43,665	$9,771	$33,894

5.	Financings:

In August 2014, the Company entered into the Revolving Credit Facility, pursuant to which the Company can borrow up to specified percentages against eligible accounts receivable and inventory as defined (the “Borrowing Base”), up to a maximum of $25 million. In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, increasing the Borrowing Base (but not the $25 million maximum) by that amount. This guarantee may be terminated under certain circumstances on December 31, 2015.

Borrowings under the arrangement bears interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of March 31, 2015 amount to $12.2 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Loan Agreement contains covenants which limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of March 31, 2015, we were in compliance with our covenants.

From time to time the Company enters into financing arrangements with RVL and its affiliates. See Note 10.

In conjunction with the acquisition of Value Lighting (see Note 2), the Company refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in installments through November 2018, at which time a balloon payment of $1.4 million is due.

Maturities of long-term borrowings for each of the next five years are as follows:

2015	$276
2016	2,925
2017	12,589
2018	1,700

6.	Common Stock Transactions:

As of March 31, 2015, the Company had approximately 135 million shares of its common stock outstanding, of which approximately 83 million shares, or 61%, were constructively owned by RVL and its affiliates.

On December 1, 2014, the Company completed an underwritten public offering of 8 million shares of its common stock, at an offering price of $1.25. Net proceeds of the offering approximated $8.6 million, which was used for general corporate purposes.

Also on December 1, 2014, the Company issued 36,300,171 shares of unregistered common stock in connection with the Preferred Stock Exchange. All rights relating to the preferred stock were extinguished as a result of this transaction, and at December 31, 2014, the Company has no outstanding preferred stock. See Note 7 for additional information.

The Company has a Management Services Agreement (the “Management Agreement”) with Aston, an affiliate of RVL, under which Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development. On April 21, 2014, as compensation for management services provided, the Company granted 300,000 shares of restricted stock to Aston under its 2013 Stock Incentive Plan, which vest in three annual installments with the first such vesting date of September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

On May 11, 2015, the shareholders will vote on an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 200,000,000. Our majority shareholder has advised us that it will vote in favor of the amendment; accordingly, we expect it to pass.

Also on May 11, 2015, the shareholders will vote on a proposal to grant authority to the Board of Directors (the “Board”) to potentially conduct a reverse stock split (the “Split”), if and when the Board determines it’s in the best interests of the Company and its shareholders to do so. Additionally, it is proposed to grant authority to the Board to determine the specific ratio at which to conduct the Split, within the range of 1-for-4 to 1-for-7 based upon then-current market conditions, or to abandon the Split if the Board determines that it is not in the best interests of the Company and its shareholders. This action will expedite the process and time frame for effecting the Split at some point in the future should the Board determine, at an appropriate time, to declare it. Our majority shareholder has advised us that it will vote in favor of the proposal; accordingly, we expect it to pass.

Stock warrants – The Company has granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the Chief Executive Officer of the Company until December 31, 2005 and was the Chairman of the Board of the Company until March 11, 2009. The warrant was granted on September 9, 2005.

At March 31, 2015, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	1,158,881
Shares subject to warrants	289,187
Shares to be issued for acquisitions	8,035,822

Total reserved shares	9,483,890

7.	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock.

As a result of the Preferred Stock Exchange, all rights relating to the preferred stock were extinguished, and at December 31, 2014 the Company has no outstanding preferred stock.

Series C Convertible Preferred Stock – The Company designated 25,000 shares of preferred stock as Series C Convertible Preferred Stock , par value $0.001 per share (the “Series C Preferred Stock”).

Each share of Series C Preferred Stock carried a liquidation preference and was entitled to receive in-kind cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Additionally, the Series C Preferred Stock shared ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions.

On December 1, 2014, all outstanding shares of Series C Preferred were exchanged for common stock in the Preferred Stock Exchange, and this series of preferred stock was cancelled.

Series E Redeemable Convertible Preferred Stock – The Company designated 10,000 shares of preferred stock as Series E Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

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

On December 1, 2014, all outstanding shares of Series E Preferred were exchanged for common stock in the Preferred Stock Exchange, and this series of preferred stock was cancelled.

Series F Redeemable Convertible Preferred Stock – The Company designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

Each share of Series F Preferred Stock was voting, carried a liquidation preference, was entitled to receive dividends at an annual rate of 7%, and was redeemable for cash at the option of the Company. Additionally, it was convertible to either common stock or cash at the option of the holder; accordingly it was classified as temporary equity in the financial statements.

All outstanding shares of Series F preferred stock were redeemed in connection with the exchange of Series F preferred stock for Series G preferred stock described below, and this series of preferred stock was cancelled.

Series G Redeemable Convertible Preferred Stock – The Company designated 18,000 shares of preferred stock as Series G Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”).

On June 30, 2014, the Company issued to RVL and its affiliate an aggregate of 18,000 shares Series G Preferred Stock as follows. The Company issued 10,956,000 shares in exchange for cancellation of the outstanding balance on the RVL Note (see Note 10), which aggregated $10,956,000 including accrued and unpaid interest thereon. An additional 5,404 shares were issued in exchange for the 5,000 shares (including accrued and unpaid dividends thereon) of the Company’s outstanding Series F Preferred Stock, and 1,640 shares were issued to Aston in exchange for $1,640,085, a portion of the outstanding balance on the February Note (see Note 10).

The Series G Preferred Stock was voting, carried a liquidation preference, and was entitled to receive cumulative dividends at the annual rate of 9%. Additionally, it was convertible into shares of the Company’s common stock at any time at the option of the holder at a conversion price equal to $2.30. In accordance with ASC 480, the Company classified the Series G Preferred Stock as temporary equity in the financial statements.

On December 1, 2014, all outstanding shares of Series G Preferred were exchanged for common stock in the Preferred Stock Exchange, and this series of preferred stock was cancelled.

8.	Share-Based Compensation:

The Company’s Board of Directors has determined that no further awards will be made pursuant to its 2003 stock option plan (the “2003 Plan”). As of March 31, 2015, options for 379,380 shares of common stock were vested and exercisable under the 2003 Plan, and 379,380 shares have been reserved for issuance under the 2003 Plan.

Under the Company’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 3,000,000 shares of the Company’s common stock may be issued to officers, employees, non-employee directors and consultants of the Company and its affiliates. On May 11, 2015, the shareholders will vote on a second amendment to the 2013 Plan in which the number of shares that may be issued under the plan will be increased to 6,000,000. Our majority shareholder has advised us that it will vote in favor of the amendment; accordingly, we expect it to pass.

Awards under the 2013 Plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock-based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may be longer or based on the achievement of performance goals.

Through March 31, 2015, 35,000 options and 2,220,499 restricted shares have been awarded, net of forfeitures, under the 2013 Plan. A total of 779,501 common shares are reserved for future issuance under the 2013 Plan (3,779,501 common shares after giving effect to the May 2015 amendment), of which 180,000 shares are approved but unissued as of March 31, 2015.

During the three months ended March 31, 2015, no options were issued, exercised, or forfeited and no options vested or expired. The total future compensation cost related to non-vested stock options is estimated to be nominal as of March 31, 2015. Options outstanding at March 31, 2015 had no intrinsic value.

Stock-based compensation expense recognized in the accompanying statements of operations for three months ended March 31, 2015 and 2014 was $0.5 million and $0.1 million, respectively.

9.	Income Taxes:

We did not record any current or deferred U.S. federal income tax provision or benefit for the three month periods ended March 31, 2015 and 2014 because we have experienced operating losses since inception. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards.

In conjunction with the 2014 acquisitions, the Company recorded a net deferred tax liability of $6.6 million in its purchase price allocations (see Note 2). This liability was used to reduce the overall deferred tax asset of the Company and as a result, the Company reduced its existing valuation allowance by that amount, recognizing a credit to earnings of $6.6 million in the third and fourth quarters of 2014.

10.	Related Party Transactions:

Financings – In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. See Note 5. The Company intends to enter into an agreement whereby it will compensate its Chairman and Chief Executive Officer for this guarantee, and the parties are in the process of finalizing such an agreement.

In February 2014, the Company entered into an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the Company borrowed $3.5 million for general corporate purposes (the “February Note”). The borrowing originally had a scheduled maturity of April 1, 2015, and the Company had the option to prepay the note at any time without penalty. In April 2014, the Company borrowed an additional $1 million from Aston for general corporate purposes on the same terms and conditions as the February Note (the “April Note”). Also in April 2014, the Company borrowed $10.8 million from RVL to fund the acquisition of Value Lighting (the “RVL Note”) which originally had a scheduled maturity of the earliest of April 1, 2015 or the date on which the Company received proceeds from a financing transaction. All of these notes bore interest at the rate of 9% per year.

In June 2014, the company exchanged the $10.8 million RVL Note and $1.6 million of the February Note plus related accrued interest, for an equivalent amount of Series G preferred stock (see Note 7). The remaining $1.9 million of the February Note, together with accrued interest thereon, was refinanced with a new Note Payable to Aston dated June 30, 2014 (the “June Note”).

In addition, Aston advanced $2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances. A new promissory note payable to Aston was issued for $5.7 million (the “July Note”), in exchange for the April Note and the June Note, and to evidence the amounts advanced by Aston during May and June. The July Note matures on April 1, 2016, bears interest at 9%, and can be prepaid at any time at the option of the Company.

The Company has accrued interest on the July Note of $0.3 million at March 31, 2015 and recorded interest expense of $0.1 million for the three months ended March 31, 2015.

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

Corporate Headquarters – The Company’s corporate headquarters utilizes space in Stamford, Connecticut which is also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The Company pays Aston approximately $26,000 monthly, representing its proportionate share of the space under the underlying lease.

Other – A distributor of the Company’s products is owned by a son of the Company’s President and Chief Financial Officer. Sales to the distributor, at standard pricing, aggregated $0.1 million during the three months ended March 31, 2015.

11.	Segment Reporting:

The Company’s operations are principally managed on a product basis and are comprised of two reportable segments for financial reporting purposes: Lighting Fixtures and Lamps and Lighting Signage and Media. The Lighting Fixtures and Lamps reportable segment includes the Seesmart, Relume, LIT, Tri-State and Value Lighting operating units. The Lighting Signage and Media segment consists of our Lumificient operating unit. Financial information relating to the reportable operating segments for the three months ended March 31, 2015 and 2014 is presented below:

	Three Months Ended March 31,
	2015	2014
Revenues from external customers:
Lighting Fixtures and Lamps	$19,551	$4,013
Lighting Signage and Media	779	939

Total revenues from external customers	$20,330	$4,952

Segment (loss) income:
Lighting Fixtures and Lamps	$(532)	$(1,798)
Lighting Signage and Media	(277)	(210)

Segment (loss) income	(809)	(2,008)
Unallocated amounts:
Corporate expenses	(1,045)	(1,404)

Interest expense	(192)	(87)

Tax expense	—	(29)
Other income (expense)	—	21

Net loss	$(2,046)	$(3,507)

Depreciation and amortization:
Lighting Fixtures and Lamps	$942	$466
Lighting Signage and Media	82	85

Segment depreciation and amortization	1,024	551
Corporate depreciation and amortization	9	3

Total depreciation and amortization	$1,033	$554

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. All references in this report on Form 10-Q to “Revolution,” “Revolution Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Revolution Lighting Technologies, Inc. and its consolidated subsidiaries.

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital as needed, if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must successfully integrate and realize the expected benefits of our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies, Inc., Seesmart Technologies, Inc. and Value Lighting, Inc., or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business;

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies; and

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions.

Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we do not plan to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell high-performance, commercial grade smart grid control systems, commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, and LED replacement lamps, as well as conventional lighting fixtures. We sell our LED products under the RVLT, Lumificient, Value Lighting, Array and CMG brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. Our products incorporate many proprietary and innovative features. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial market segment, which includes vertical markets such as federal, state and local governments, industrial and commercial facilities, multifamily real estate construction, hospitality, institutional, educational, healthcare and signage. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

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

On December 18, 2014, we acquired All Around Lighting, Inc. for its operational and business development synergies, and on February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting, consisting principally of inventory.

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

Summary of Results

For the three months ended March 31, 2015, the Company reported revenues of $20.3 million and a net loss of $2.0 million compared to revenues of $5.0 million and a net loss of $3.5 million for the corresponding period in 2014. The Company’s reported net losses for the three months ended March 31, 2015 and 2014 include the following:

(in millions)	March 31, 2015	March 31, 2014
Acquisition, severance and transition costs	$(0.3)	$(0.5)
Depreciation and amortization	(1.0)	(0.6)
Interest expense	(0.2)	(0.1)
Stock based compensation	(0.5)	(0.1)

Total	$(2.0)	$(1.3)

Three Months Ended March 31, 2015 and 2014

Revenue (in thousands)

	Three Months Ended March 31,
	2015	2014
Lighting fixtures and lamps	$19,551	$4,013
Lighting signage and media	779	939

Total revenue	$20,330	$4,952

Total revenue for the three months ended March 31, 2015 increased $15.3 million, to $20.3 million as compared to $5.0 million for the three months ended March 31, 2014. The 310% increase in revenues resulted primarily from our 2014 acquisitions, which were acquired subsequent to the first quarter of 2014 and are included in our operating results from their respective acquisition dates. On a pro forma basis, revenues for the three months ended March 31, 2015 increased 13% over the year-ago period, from $18.0 million to $20.3 million. See Note 2 of our Notes to Condensed Consolidated Financial Statements.

Gross Profit (in thousands)

	Three Months Ended March 31,
	2015	2014
Revenue	$20,330	$4,952
Cost of sales	13,159	3,294

Gross profit	$7,171	$1,658

Gross margin %	35%	33%

Gross profit for the three months ended March 31, 2015 was $7.2 million, or 35% of revenue, as compared to gross profit of $1.7 million, or 33% of revenue, for the corresponding period in 2014. The increase in gross margin percentage reflects the higher margins of our 2014 acquisitions.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative:
Acquisition, severance and transition costs	$299	$445
Amortization and depreciation	1,033	554
Stock based compensation	534	132
Other selling, general and administrative	6,474	3,435
Research and development	685	504

Total operating expenses	$9,025	$5,070

Selling, general and administrative (SG&A) expenses were $8.3 million for the quarter ended March 31, 2015, compared to $4.6 million for the same period in 2014, an increase of $3.7 million. The Company incurred non-cash depreciation, amortization and stock based compensation expenses of $1.6 million for the three months ended March 31, 2015, an increase of $0.9 million from the same period in 2014. Higher depreciation and amortization charges correspond to our greatly increased asset base due to the acquisition of Value Lighting. Other SG&A increased $3.0 million over the year-ago period, as a result of the 2014 acquisitions. Research and development increased 36% over the year-ago period, reflecting our ongoing commitment to technological advancement.

Interest expense

	Three Months Ended March 31,
	2015	2014
Interest expense	$(192)	$(95)

Interest expense for the three months ended March 31, 2015 increased $0.1 million over the year-ago period, as a result of our Revolving Credit Facility, which was obtained in August of 2014.

Net Loss

The net loss for the three months ended March 31, 2015 and 2014 was $2.0 million and $3.5 million, respectively, representing a 42% improvement. The net loss attributable to common stockholders for the three months ended March 31, 2015 and 2014 was $2.0 million and $3.9 million, respectively, a 49% improvement attributable to the exchange of our preferred stock for common stock in the fourth quarter of 2014.

Liquidity, Capital Resources and Cash Flows

At March 31, 2015, the Company had cash of $1.6 million and working capital of $26.4 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014.

For the three months ended March 31, 2015 and 2014, the Company used cash for operations of $7.2 million and $3.9 million, respectively. During the 2015 period, the Company increased inventories approximately $5 million in order to support an expected significant increase in second quarter 2015 revenue.

In August 2014, the Company entered a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed an additional $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of April 20, 2015, the balance on the Revolving Credit Facility was $13.6 million, with additional borrowing capacity of $5.4 million.

The Loan Agreement contains covenants that limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of March 31, 2015, we were in compliance with our covenants.

In December 2014, we converted all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our unregistered common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of the transaction; accordingly we have been relieved of the ongoing obligation to pay dividends on preferred stock.

Historically, the Company’s controlling shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, as they continue to support our operations.

On May 11, 2015, the Company’s shareholders will vote on a proposal to increase the number of authorized but unissued shares of common stock, in order to provide our Board of Directors with greater flexibility to issue common stock for purposes such as financings, acquisitions, strategic business relationships, and compensation of key personnel. Our majority shareholder has advised us that it intends to vote in favor of the proposal; accordingly, we expect that it will pass. See Note 6 of the Notes to Condensed Consolidated Financial Statements. As of May 11, 2015, the Company does not have any specific agreements or arrangements to engage in any such transactions or otherwise to issue additional shares of the Company’s common stock, except with respect to shares reserved for issuance under our 2013 Stock Incentive Plan, upon exercise of outstanding options and warrants, and in payment for 2014 acquisitions.

The Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we realized revenues of $20.3 million during the first quarter of 2015, which represents a 310% increase over the year-ago period, we face challenges in order to achieve profitability, and there can be no assurance that we will sustain positive cash flows from operations in future periods or attain profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2015:

	Payments due by period
(in thousands)	2015	2016 - 2017	2018 - 2019
Operating lease obligations	$1,145	$2,300	$1,303
Revolving credit facility	—	12,229	—
Purchase price obligations	800	6,622	—
Borrowings from affiliates of controlling stockholder	—	2,565	—
Note payable	276	720	1,700

Total	$2,305	$24,436	$3,003

Purchase Price Obligations

As a result of the 2014 acquisitions, we have issued 2,032,363 shares of common stock and we are obligated to issue an additional 8,035,826 shares in installments through December 2017. Additionally, we have issued 4,894,980 shares of common stock in respect of contingent consideration based upon achievement of certain 2014 performance targets, and we are obligated to pay up to $6.2 million, in cash or common stock at our option, if the performance targets are achieved during 2015 and 2016.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014. See Note 1 to Condensed Consolidated Financial Statements for recent accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, goodwill and intangibles, accounts receivable, inventory, stock-based compensation, warranty obligations, fair value measurements, purchase price allocation, and financing and equity instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $25.0 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements. Based on the March 31, 2015 revolving credit facility balance of $12.2 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.1 million.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management’s authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities Exchange Commission on March 16, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description

4.1	Certificate of Elimination of the Series B Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2015 (File No. 000- 23590))

4.2	Certificate of Elimination of the Series C Senior Convertible Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2015 (File No. 000- 23590))

4.3	Certificate of Elimination of the Series E Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2015 (File No. 000- 23590))

4.4	Certificate of Elimination of the Series G Senior Convertible Redeemable Preferred Stock of Revolution Lighting Technologies, Inc. (incorporated by reference to our Annual Report on Form 10-K filed March 16, 2015 (File No. 000- 23590))

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 11, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 11, 2015
Robert V. LaPenta
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles J. Schafer	Date: May 11, 2015
Charles J. Schafer
President and Chief Financial Officer
(Principal Financial Officer)