Form 10-Q
period 2015-06-30
Revolution Lighting Technologies, Inc.
filed 2015-08-06
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of Common Stock, $.001 par value, outstanding on July 31, 2015: 139,898,722 shares

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION		Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2015 and December 31, 2014	1

		Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2015 and 2014	2

		Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited) for the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015	3

		Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015 and 2014	4

		Notes to Condensed Consolidated Financial Statements (Unaudited)	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

	Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

	Item 1.	Legal Proceedings	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

	Item 3.	Defaults Upon Senior Securities	23

	Item 4.	Mine Safety Disclosures	23

	Item 5.	Other Information	23

	Item 6.	Exhibits	26

SIGNATURES			27

EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS

Current Assets:
Cash and cash equivalents	$483	$6,033
Trade accounts receivable, less allowance for doubtful accounts of $847 and $516	26,563	23,779
Inventories, less reserves of $1,098 and $1,669	20,203	13,673
Other current assets	3,181	3,157

Total current assets	50,430	46,642

Property and equipment	2,476	2,242
Accumulated depreciation and amortization	(1,305)	(1,031)

Net property and equipment	1,171	1,211

Goodwill	42,991	42,991
Intangible assets, less accumulated amortization of $10,661 and $8,881	33,004	34,784
Other assets, net	708	914

	$128,304	$126,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$10,010	$11,573
Accrued liabilities	3,916	5,470
Accrued compensation and benefits	1,768	2,281
Other current liabilities	735	2,261
Purchase price obligations - current	6,032	6,269

Total current liabilities	22,461	27,854

Revolving credit facility	17,866	8,760
Related party payable	2,565	2,565
Note payable	2,636	2,816
Purchase price obligation - noncurrent	1,261	6,086
Other liabilities	976	1,145

Total liabilities	47,765	49,226

Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized, 139,899 and 129,714 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	140	130
Additional paid-in capital	156,224	149,477
Accumulated deficit	(75,825)	(72,291)

Total stockholders’ equity	80,539	77,316

	$128,304	$126,542

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$27,245	$17,517	$47,575	$22,459
Cost of sales	18,173	11,954	31,332	15,293

Gross profit	9,072	5,563	16,243	7,166

Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	453	254	752	700
Amortization and depreciation	1,145	1,525	2,178	2,079
Stock-based compensation	629	229	1,163	361
Other selling, general and administrative	7,738	6,254	14,212	9,695
Research and development	221	474	906	978

Total operating expenses	10,186	8,736	19,211	13,813

Operating loss	(1,114)	(3,173)	(2,968)	(6,647)

Other expense:
Interest expense and other bank charges	(374)	(381)	(566)	(477)

Loss before taxes	$(1,488)	$(3,554)	$(3,534)	$(7,124)

Deferred income tax benefit	—	5,964	—	5,964

Net (loss) income	$(1,488)	$2,410	$(3,534)	$(1,160)

Accrual of preferred stock dividends	—	(404)	—	(804)
Accretion to redemption value of Series E, F and G preferred stock	—	(906)	—	(913)

Net (loss) income attributable to common stockholders	$(1,488)	$1,100	$(3,534)	$(2,877)

Net (loss) income per common share attributable to common stockholders - Basic	$(0.01)	$0.01	$(0.03)	$(0.03)

Net (loss) income per common share attributable to common stockholders - Diluted	$(0.01)	$0.01	$(0.03)	$(0.03)

Weighted average shares outstanding - Basic	143,728	89,086	141,281	85,379

Weighted average shares outstanding - Diluted	143,728	110,130	141,281	85,379

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid-	Accumulated	Total Stockholders’	Temporary
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity	Equity
Balance January 1, 2014	10	$9,936	82,095	$82	$82,549	$(67,111)	$25,456	$10,966
Share-based compensation for employees	—	—	—	—	840	—	840	—
Share-based compensation for non-employees	—	—	—	—	(40)	—	(40)	—
Accretion of Series E preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,445)	—	(1,445)	691
Issuance of in-kind dividends on Series C preferred stock	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	849	1	(1)	—	—	—
Issuance of Series E preferred stock	—	—	—	—	—	—	—	(56)
Issuance of common stock for cash, net of issuance costs	—	—	8,000	8	8,606	—	8,614	—
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G and accretion to redemption value	—	—	—	—	(900)	—	(900)	18,863
Forfeiture of restricted stock	—	—	(130)	—	—	—	—	—
Adjustment for shares issued for acquisition - Tri-State	—	—	(7)	—	—	—	—	—
Issuance of escrowed common stock for acquisition - Seesmart	—	—	575	1	373	—	374	—
Shares issued for acquisition - Value Lighting	—	—	2,032	2	(2)	—	—	—
Shares to be issued for acquisitions	—	—	—	—	22,737	—	22,737	—
Exchange of preferred stock for common stock	(10)	(10,964)	36,300	36	36,807	—	25,879	(25,079)
Net loss	—	—	—	—	—	(5,180)	(5,180)	—

Balance, December 31, 2014	—	—	129,714	130	149,477	(72,291)	77,316	—
Share-based compensation for employees	—	—	1,762	2	1,428	—	1,430	—
Share-based compensation for non-employees	—	—	—	—	46	—	46	—
Shares issued for contingent consideration - Tri-State	—	—	543	—	339	—	339	—
Shares issued for contingent consideration - Value Lighting	—	—	4,895	5	5,495	—	5,500	—
Shares issued for acquisition - Value Lighting	—	—	2,710	3	(3)	—	—	—
Shares issued for acquisition - All Around Lighting, Inc.	—	—	437	—	208	—	208	—
Fees associated with issuance of common stock	—	—	—	—	(219)	—	(219)	—
Cancellation of reacquired escrowed common stock for acquisition - Relume	—	—	(162)	—	(547)	—	(547)	—
Net loss	—	—	—	—	—	(3,534)	(3,534)	—

Balance, June 30, 2015	—	$—	139,899	$140	$156,224	$(75,825)	$80,539	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash Flows from Operating Activities:
Net loss	$(3,534)	$(1,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	279	195
Amortization of intangibles and other assets	1,899	1,884
Reacquired common stock issued for acquisition	(547)	—
Change in fair value of contingent consideration	485	(205)
Deferred income tax benefit	—	(5,964)
Stock-based compensation	1,163	361
Changes in operating assets and liabilities, net of the effect of acquisitions (Note 2):
Increase in trade accounts receivable, net	(2,784)	(2,257)
Increase in inventories, net	(5,929)	(226)
(Increase) decrease in other assets	(437)	128
Decrease in accounts payable and accrued liabilities	(4,311)	(891)
(Decrease) increase in accrued compensation and benefits	(201)	263

Net cash used in operating activities	(13,917)	(7,872)

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	(100)	(10,084)
Purchase of property and equipment	(240)	(228)

Net cash used in investing activities	(340)	(10,312)

Cash Flows from Financing Activities:
Fees pertaining to issuance of common stock	(219)	(37)
(Repayments) proceeds from short-term borrowings and notes payable	(180)	207
Proceeds of loans from affiliates of controlling stockholder	—	17,959
Proceeds from revolving credit facility	47,456	—
Repayments of revolving credit facility	(38,350)	—

Net cash provided by financing activities	8,707	18,129

Decrease in Cash and Cash Equivalents	(5,550)	(55)
Cash and Cash Equivalents, beginning of period	6,033	1,757

Cash and Cash Equivalents, end of period	$483	$1,702

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$245	$—
Non-cash investing and financing activities:
Common stock issued for acquisition	—	20,908
Issuance of Series G preferred stock	—	18,000
Contingent consideration	—	7,919
Issuance of common stock for contingent consideration	6,047	—
Deferred consideration for acquisition	500	—

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation—The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and details of accounts that have not changed significantly in amount or composition. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015 or for any other future period.

Business—Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) and conventional lighting fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, LED replacement lamps and high-performance, commercial grade smart grid control systems. We sell these products under the RVLT, Lumificient, Value Lighting, Array and CMG brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps). The two segments that were previously reported, Lighting Fixtures and Lamps and Lighting Signage and Media, have been aggregated into this reportable segment due to changes in the management and organizational structure and internal reporting. Prior period financial segment information has been combined to conform to the current period presentation.

Liquidity—At June 30, 2015, the Company had cash of $0.5 million and working capital of $28.0 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014. For the six months ended June 30, 2015 and 2014, the Company used cash for operations of $13.9 million and $7.9 million, respectively.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of June 30, 2015, the balance on the Revolving Credit Facility was $17.9 million, with additional borrowing capacity of $2.4 million. We are in compliance with our covenants and obligations under the revolving credit facility.

In December 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of the transaction, accordingly, we have been relieved of the ongoing obligation to pay dividends on preferred stock.

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

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of accounts receivable and inventories, warranty obligations, purchase price allocation of acquired businesses, contingent consideration, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

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

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the six months ended June 30, 2015 and 2014, revenues from sales taxes were $1.8 million and $0.6 million, respectively.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the six months ended June 30, 2015 are as follows:

(in thousands)	2015
Warranty liability, January 1	$443
Provision for current period	92
Current period claims	(67)

Warranty liability, June 30	$468

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

The Company determines the fair value of purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations. Changes in the fair value of purchase price obligations during the six months ended June 30, 2015 were as follows:

(in thousands)	2015
Fair value, January 1	$12,355
Fair value of acquisition liabilities paid during the period	(6,047)
Fair value of consideration issued	500
Change in fair value	485

Fair value, June 30	$7,293

The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2015:

(in thousands)	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs
Earnout liabilities	$5,213	Income approach	Discount rate -15.5%

Stock distribution price floor	1,580	Monte Carlo simulation	Volatility - 115%
			Risk free rate - 0.98%
			Dividend yield - 0%

Time based payments	500	Expected payments	None

Fair value, June 30, 2015	$7,293

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2015:

(in thousands)	2015
Allowance for doubtful accounts, January 1	$516
Additions	455
Write-offs	(124)

Allowance for doubtful accounts, June 30	$847

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

Intangible assets and goodwill—Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives (between 1 and 17.5 years).

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

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were not material during the three and six months ended June 30, 2015 and 2014.

Income taxes— Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will be either taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce net deferred tax assets to the amount expected to be realized, and the Company has provided a full valuation allowance related to net deferred tax assets and income tax benefits resulting from losses incurred and accumulated on operations (“NOLs”).

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $6.0 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was reduced by a corresponding amount during the three months ended June 30, 2014.

Stock-based compensation—The Company recognizes the cost of employee or director services received in exchange for an award of equity instruments in the financial statements, which is measured based on the grant date fair value of the award. Stock-based compensation expense is recognized over the vesting period.

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

In connection with the 2014 acquisitions (see Note 2), the Company is unconditionally obligated to issue an additional 5,059,334 shares of its common stock during 2015, 2016 and 2017. These potentially dilutive shares have been included in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015. Also in connection with the 2014 acquisitions, the Company is contingently obligated to pay up to $6.2 million, or at its option, an equivalent amount of common shares based upon their then-current market value, if certain performance criteria have been met. These shares have been excluded from the computation of diluted earnings per share for the three months ended June 30, 2015 because the effect would be antidilutive.

For the six months ended June 30, 2014, the Company had 20.5 million common equivalent shares which may have been issuable, primarily pursuant to convertible securities, which were not included in the computation of loss per share at June 30, 2014 because the effect would have been anti-dilutive. For the three months ended June 30, 2014, excluded common equivalent shares amounted to 0.3 million.

Contingencies—In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in FASB ASC 450. Based upon such evaluation, at June 30, 2015, the Company is not a party to any pending legal proceedings that it believes to be material.

Recent accounting pronouncements—In May 2014, the FASB issued the standard “Revenue from Contracts with Customers,” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. In April 2015, the FASB deferred the effective date of the standard, making it effective for annual periods beginning after December 15, 2017. Early adoption is permitted on or after December 15, 2016. At this time, the Company has not determined the effect that this accounting pronouncement will have on its financial statements.

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

Value Lighting—On April 17, 2014, the Company completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated $39.3 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at six, twelve, eighteen and twenty-four months from the acquisition date, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a total of $11 million, initially valued at $7.8 million, if certain revenue and EBITDA targets are achieved by Value Lighting during 2014 and 2015. The Company acquired Value Lighting for its presence in the multifamily residential and construction markets, the experience of the management team, its customer base and operational and business synergies.

Value Lighting achieved its 2014 performance targets, and as a result, during the quarter ended March 31, 2015, the Company issued 4.9 million shares of its common stock (valued at $5.5 million) in payment of 2014 contingent purchase consideration.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the Value Lighting acquisition.

(in thousands)
Current assets	$16,260
Goodwill	18,635
Intangible assets	19,951
Other assets	2,901

Assets acquired	57,747

Accounts payable and other liabilities	12,613
Deferred income tax liability	5,825

Liabilities assumed	18,438

Purchase price	$39,309

Other—On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting for $0.6 million. The purchase price consists of cash of $0.1 million, $0.3 million payable in two installments through March 1, 2016, and $0.2 million payable on September 1, 2016 in cash or common stock, at the Company’s option. The aggregate purchase price of $0.6 million was assigned to inventories.

On December 18, 2014, the Company acquired All Around Lighting, Inc., a supplier of lighting fixtures, for $5.0 million. The purchase price consists of $0.9 million cash, 1,600,000 shares of the Company’s common stock, and additional cash consideration if certain revenue targets are achieved in 2015 and 2016 (valued at $0.3 million). The shares of common stock have been valued at $1.8 million, and will be issued in eleven installments beginning in June 2015. The shares are subject to a price floor of $2.00 per share (initially valued at $1.9 million), which will terminate when total share consideration received is equal to $3.2 million. The aggregate purchase price of $5.0 million has been allocated to $1.7 million of tangible assets, $2.2 million of identifiable intangible assets and $2.8 million of goodwill, reduced by $1.7 million of liabilities assumed.

Pro forma information—The following unaudited supplemental pro forma information assumes the 2014 acquisitions referred to above had been completed as of January 1, 2014 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future. The pro forma effect of the 2015 acquisition was not significant.

(in thousands)	Pro Forma Six Months Ended June 30, 2014
Revenues	$38,406
Operating loss	$(6,910)
Net loss	$(1,702)

3.	Inventories:

Inventories consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Raw materials	$4,289	$3,895
Finished goods	17,012	11,447

	21,301	15,342
Less: reserves	(1,098)	(1,669)

Net inventories	$20,203	$13,673

4.	Intangible Assets:

At June 30, 2015, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and backlog	$4,496	$(4,192)	$304
Customer relationships	24,455	(3,654)	20,801
Favorable lease	334	(102)	232
Non-compete agreement	740	(235)	505
Patents	268	(165)	103
Product certification	61	(59)	2
Technology	1,953	(222)	1,731
Trademarks / Trade Names	11,358	(2,032)	9,326

	$43,665	$(10,661)	$33,004

5.	Financings:

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

Borrowings under the arrangement bears interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of June 30, 2015 amount to $17.9 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Loan Agreement contains covenants which limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of June 30, 2015, we were in compliance with our covenants.

From time to time, the Company enters into financing arrangements with RVL and its affiliates. See Note 10.

In conjunction with the acquisition of Value Lighting (see Note 2), the Company refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in installments through November 2018, at which time a balloon payment of $1.4 million is due.

Maturities of long-term borrowings for each of the next five years are as follows:

(in thousands)
2015	$180
2016	2,925
2017	18,226
2018	2,096

6.	Common Stock Transactions:

As of June 30, 2015, the Company had approximately 140 million shares of its common stock outstanding, of which approximately 83 million shares, or 59%, were owned by RVL and its affiliates.

On December 1, 2014, the Company completed an underwritten public offering of 8 million shares of its common stock, at an offering price of $1.25 per share. Net proceeds of the offering approximated $8.6 million, which was used for general corporate purposes.

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

On May 11, 2015, the shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 200,000,000.

Also on May 11, 2015, the shareholders approved a proposal to grant authority to the Board of Directors (the “Board”) to potentially conduct a reverse stock split (the “Split”), if and when the Board determines it is in the best interests of the Company and its shareholders to do so. Additionally, the Board was granted authority to determine the specific ratio at which to conduct the Split, within the range of 1-for-4 to 1-for-7 based upon then-current market conditions, or to abandon the Split if the Board determines that it is not in the best interests of the Company and its shareholders. This action will expedite the process and time frame for effecting the Split at some point in the future should the Board determine, at an appropriate time, to declare it.

Stock warrants—On September 9, 2005, the Company granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the Chief Executive Officer of the Company until December 31, 2005 and was the Chairman of the Board of the Company until March 11, 2009.

At June 30, 2015, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	2,667,899
Shares subject to warrants	289,187
Shares to be issued for acquisitions	5,059,334

Total reserved shares	8,016,420

7.	Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of preferred stock.

As a result of the Preferred Stock Exchange, all rights relating to the preferred stock were extinguished, and at June 30, 2015 and December 31, 2014, the Company has no outstanding preferred stock.

Series C Convertible Preferred Stock—The Company designated 25,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).

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

Series E Redeemable Convertible Preferred Stock—The Company designated 10,000 shares of preferred stock as Series E Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

Each share of Series E Preferred Stock was entitled to receive cumulative dividends payable at a rate per annum of 5% of the Series E Stated Value then in effect. Additionally, the Series E Preferred Stock shared ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. In accordance with FASB ASC 480, the Company classified the Series E Preferred Stock as temporary equity in the financial statements as it was subject to mandatory redemption at the option of the holder.

On December 1, 2014, all outstanding shares of Series E Preferred were exchanged for common stock in the Preferred Stock Exchange, and this series of preferred stock was cancelled.

Series F Redeemable Convertible Preferred Stock—The Company designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

Each share of Series F Preferred Stock was voting, carried a liquidation preference, was entitled to receive dividends at an annual rate of 7%, and was redeemable for cash at the option of the Company. Additionally, it was convertible to either common stock or cash at the option of the holder; accordingly, it was classified as temporary equity in the financial statements.

All outstanding shares of Series F preferred stock were redeemed in connection with the exchange of Series F preferred stock for Series G preferred stock described below, and this series of preferred stock was cancelled.

Series G Redeemable Convertible Preferred Stock—The Company designated 18,000 shares of preferred stock as Series G Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”).

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

8.	Stock-Based Compensation:

The Company’s Board of Directors has determined that no further awards will be made pursuant to its 2003 stock option plan (the “2003 Plan”). As of June 30, 2015, options for 379,380 shares of common stock were vested and exercisable and have been reserved for issuance under the 2003 Plan.

Under the Company’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 6,000,000 shares of the Company’s common stock may be issued to officers, employees, non-employee directors and consultants of the Company and its affiliates.

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

Through June 30, 2015, 35,000 options and 2,880,331 restricted shares, net of forfeitures, and 831,150 shares for incentive compensation have been awarded under the 2013 Plan. A total of 2,288,519 common shares are reserved for future issuance under the 2013 Plan.

During the three and six months ended June 30, 2015, no options were issued, exercised, or forfeited and no options vested or expired. The total future compensation cost related to non-vested stock options is estimated to be nominal as of June 30, 2015. Options outstanding at June 30, 2015 had no intrinsic value.

Stock-based compensation expense recognized in the accompanying statements of operations for the three months ended June 30, 2015 and 2014 was $0.6 million and $0.2 million, respectively. Stock-based compensation expense recognized in the accompanying statements of operations for the six months ended June 30, 2015 and 2014 was $1.2 million and $0.4 million, respectively.

9.	Income Taxes:

The Company was not required to record any current or deferred U.S. federal income tax provision or benefit for the three month periods ended June 30, 2015 and 2014 because of its net operating loss carryforwards. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards.

In conjunction with the 2014 acquisitions, the Company recorded a net deferred tax liability of $6.0 million in its purchase price allocations (see Note 2). This liability was used to reduce the net deferred tax assets of the Company and, as a result, the Company reduced its existing valuation allowance by that amount, recognizing a credit to earnings of $6.0 million during 2014.

10.	Related Party Transactions:

Financings—In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. See Note 5.

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

The Company has accrued interest on the July Note of $0.3 million at June 30, 2015 and recorded interest expense of $0.06 million and $0.1 million for the three and six months ended June 30, 2015, respectively.

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

Corporate Headquarters—The Company’s corporate headquarters utilizes space in Stamford, Connecticut which is also occupied by affiliates of RVL. The Company pays Aston approximately $26,000 monthly, representing its proportionate share of the space under the underlying lease.

Other—A distributor of the Company’s products is owned by a son of the Company’s former President and Chief Financial Officer who retired in July 2015. Sales to the distributor, at standard pricing, aggregated $0.1 million during the six months ended June 30, 2015.

11.	Subsequent Events:

On August 5, 2015, the Company purchased Energy Source, LLC for $30 million, which is comprised of $10 million in cash, $10 million in common stock and $10 million in promissory notes due at the one year anniversary of the acquisition. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Loan Agreement was amended to include the Energy Source acquisition and includes restrictive covenants related thereto.

Energy Source is a provider of comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. Energy Source’s revenues and net income for 2014 were approximately $20 million and $2 million, respectively. Due to the timing of the acquisition, the Company has not completed the valuation of the assets and liabilities acquired, accordingly, pro forma information has not been provided. The Company expects to provide such information at the time it files the Form 8-K/A related to the acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed `Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014. All references in this report on Form 10-Q to “Revolution,” “Revolution Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Revolution Lighting Technologies, Inc. and its consolidated subsidiaries.

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital as needed, if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must successfully integrate and realize the expected benefits of our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies, Inc., Seesmart Technologies, Inc., Value Lighting, Inc. and Energy Source, LLC, or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business;

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs;

•	we are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies; and

•	our majority stockholder controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions.

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

Subsequent Event

On August 5, 2015, the Company purchased Energy Source, LLC for $30 million, which is comprised of $10 million in cash, $10 million in common stock and $10 million in promissory notes due at the one year anniversary of the acquisition. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Loan Agreement was amended to include the Energy Source acquisition and includes restrictive covenants related thereto.

Energy Source is a provider of comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. Energy Source’s revenues and net income for 2014 were approximately $20 million and $2 million, respectively.

Results of Operations

Revenue

Revenue is derived primarily from sales of lighting products. These products consist of solid-state LED lighting fixtures and lamps, lighting systems and controls, as well as conventional lighting products. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell our products pursuant to purchase orders and do not have any long-term contracts with our customers. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

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

Summary of Results

For the three months ended June 30, 2015, the Company reported revenues of $27.2 million and a net loss of $1.5 million compared to revenues of $17.5 million and net income of $2.4 million for the corresponding period in 2014. For the six months ended June 30, 2015, the Company reported revenues of $47.6 million and a net loss of $3.5 million compared to revenues of $22.5 million and a net loss of $1.2 million for the corresponding period in 2014. Net income (loss) for the three and six month periods ended June 30, 2014 includes a deferred income tax benefit of $6.0 million. The Company’s reported results for the three and six months ended June 30, 2015 and 2014 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Acquisition, severance and transition costs	$(0.5)	$(0.3)	$(0.8)	$(0.7)
Amortization and depreciation	(1.1)	(1.5)	(2.2)	(2.1)
Stock-based compensation	(0.6)	(0.2)	(1.2)	(0.4)
Interest expense and other bank charges	(0.4)	(0.4)	(0.6)	(0.5)
Deferred income tax benefit	—	6.0	—	6.0

Total	$(2.6)	$3.6	(4.8)	$2.3

Three Months Ended June 30, 2015 and 2014

Revenue (in thousands)

	Three Months Ended June 30,
	2015	2014
Revenue	$27,245	$17,517

Total revenue for the three months ended June 30, 2015 increased $9.7 million, to $27.2 million as compared to $17.5 million for the three months ended June 30, 2014. The increase in revenues resulted from organic growth and the contribution of our 2014 acquisitions which were acquired during and subsequent to the second quarter of 2014 and are included in our operating results from their respective acquisition dates. On a proforma basis, revenues for the three months ended June 30, 2015 increased 34% over the year ago period from $20.4 million to $27.2 million.

Gross Profit (in thousands)

	Three Months Ended June 30,
	2015	2014
Revenue	$27,245	$17,517
Cost of sales	18,173	11,954

Gross profit	$9,072	$5,563

Gross margin %	33%	32%

Gross profit for the three months ended June 30, 2015 was approximately $9.1 million, or 33% of revenue, as compared to gross profit of approximately $5.6 million, or 32% of revenue, for the corresponding period in 2014. The increase in gross margin reflects the higher margins of our 2014 acquisitions.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2015	2014
Selling, general and administrative:
Acquisition, severance and transition costs	$453	$254
Amortization and depreciation	1,145	1,525
Stock-based compensation	629	229
Other selling, general and administrative	7,738	6,254
Research and development	221	474

Total operating expenses	$10,186	$8,736

Selling, general and administrative (SG&A) expenses were approximately $10.0 million for the quarter ended June 30, 2015, compared to approximately $8.3 million for the same period in 2014, an increase of approximately $1.7 million. The Company incurred non-cash depreciation and amortization of $1.1 million for the quarter ended June 30, 2015 compared to $1.5 million for the same period in 2014. The decrease relates to additional amortization recognized in the second quarter of 2014 for our short-lived intangible assets associated with our 2014 acquisitions. Stock-based compensation expense was $0.6 million for the quarter ended June 30, 2015 compared to $0.2 million for the same period in 2014. The increase relates primarily to a greater number of employees that received stock-based compensation. Other SG&A increased approximately $1.5 million over the year-ago period as a result of the 2014 acquisitions. Research and development decreased by $0.3 million over the year-ago period due to the timing and status of our development projects.

Other Expense (in thousands)

	Three Months Ended June 30,
	2015	2014
Interest expense and other bank charges	$(374)	$(381)

Interest expense and other bank charges for the three months ended June 30, 2015 relate to our Revolving Credit Facility, which was obtained in August of 2014.

Income Taxes

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $6.0 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was reduced by a corresponding amount during the three months ended June 30, 2014.

Net (Loss) Income

The net (loss) income for the three months ended June 30, 2015 and 2014 was approximately $(1.5) million and $2.4 million, respectively. The net (loss) income attributable to common stockholders for the three months ended June 30, 2015 and 2014 was approximately $(1.5) million and $1.1 million, respectively, and includes the effects of the accretion to redemption value of the preferred stock and accrual of preferred stock dividends. The net income for 2014 includes a non-recurring tax benefit of $6.0 million. Diluted (loss) income per common share attributed to common stockholders was $(0.01) and $0.01 for the three months ended June 30, 2015 and 2014, respectively. Weighted average shares outstanding, on a diluted basis, were 143.7 million and 110.1 million for the three months ended June 30, 2015 and 2014, respectively.

Six Months Ended June 30, 2015 and 2014

Revenue (in thousands)

	Six Months Ended June 30,
	2015	2014
Revenue	$47,575	$22,459

Total revenue for the six months ended June 30, 2015 increased $25.1 million, to $47.6 million as compared to $22.5 million for the six months ended June 30, 2014. The increase in revenues resulted from organic growth and the contribution of our 2014 acquisitions which were acquired during and subsequent to the second quarter of 2014 and are included in our operating results from their respective acquisition dates. On a pro forma basis, revenues for the six months ended June 30, 2015 increased 24% over the year-ago period, from $38.4 million to $47.6 million. See Note 2 of our Notes to Condensed Consolidated Financial Statements.

Gross Profit (in thousands)

	Six Months Ended June 30,
	2015	2014
Revenue	$47,575	$22,459
Cost of sales	31,332	15,293

Gross profit	$16,243	$7,166

Gross margin %	34%	32%

Gross profit for the six months ended June 30, 2015 was approximately $16.2 million, or 34% of revenue, as compared to gross profit of approximately $7.2 million, or 32% of revenue, for the corresponding period in 2014. The increase in gross margin reflects the higher margins of our 2014 acquisitions.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2015	2014
Selling, general and administrative:
Acquisition, severance and transition costs	$752	$700
Amortization and depreciation	2,178	2,079
Stock-based compensation	1,163	361
Other selling, general and administrative	14,212	9,695
Research and development	906	978

Total operating expenses	$19,211	$13,813

Selling, general and administrative (SG&A) expenses were approximately $18.3 million for the six months ended June 30, 2015, compared to approximately $12.8 million for the same period in 2014, an increase of approximately $5.5 million. The Company incurred non-cash depreciation and amortization of $2.2 million for the six months ended June 30, 2015 which is comparable to $2.1 million for the same period in 2014. Stock-based compensation expense was $1.2 million for the six months ended June 30, 2015 compared to $0.4 million for the same period in 2014. The increase relates primarily to a greater number of employees that received stock-based compensation. Other SG&A increased approximately $4.5 million over the year-ago period as a result of the 2014 acquisitions. Research and development decreased by $0.1 million over the year-ago period due to the timing and status of our development projects.

Other Expense (in thousands)

	Six Months Ended June 30,
	2015	2014
Interest expense and other bank charges	$(566)	$(477)

Interest expense and other bank charges for the six months ended June 30, 2015 relate to our Revolving Credit Facility, which was obtained in August of 2014.

Income Taxes

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $6.0 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition of Value Lighting. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was reduced by a corresponding amount during the six months ended June 30, 2014.

Net Loss

The net loss for the six months ended June 30, 2015 and 2014 was approximately $3.5 million and $1.2 million, respectively. The net loss attributable to common stockholders for the six months ended June 30, 2015 and 2014 was approximately $3.5 million and $2.9 million, respectively and includes the effects of the accretion to redemption value of preferred stock and accrual of preferred stock dividends. The net loss for 2014 includes a non-recurring tax benefit of $6.0 million. Diluted loss per common share attributed to common stockholders was $(0.03) and $(0.03) for the six months ended June 30, 2015 and 2014, respectively. Weighted average shares outstanding were 141.3 million and 85.4 million for the six months ended June 30, 2015 and 2014, respectively.

Liquidity, Capital Resources and Cash Flows

At June 30, 2015, the Company had cash of $0.5 million and working capital of $28.0 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014.

For the six months ended June 30, 2015 and 2014, the Company used cash for operations of $13.9 million and $7.9 million, respectively. During the 2015 period, the Company increased inventories approximately $5.9 million in order to support an expected significant increase in third quarter 2015 revenue, accounts receivable increased by $2.8 million as a result of the higher sales volume and accounts payable and accrued liabilities decreased by $4.3 million primarily due to the timing of inventory and vendor payments.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit

Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed an additional $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of June 30, 2015, the balance on the Revolving Credit Facility was $17.9 million, with additional borrowing capacity of $2.4 million.

The Loan Agreement contains covenants that limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of June 30, 2015, we were in compliance with our covenants.

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

Although we realized revenues of $27.2 million during the second quarter of 2015, which represents a 56% increase over the year-ago period, we face challenges in order to achieve profitability. While the Company expects to achieve profitability and positive cash flows from operations in future periods, there can be no assurance that we will do so. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Contractual Obligations

The following table sets forth our contractual obligations at June 30, 2015:

	Payments due by period
(in thousands)	2015	2016 - 2017	2018 -2019
Operating lease obligations	$701	$2,220	$1,178
Revolving credit facility		17,866
Purchase price obligations	624	6,669
Borrowings from affiliates of controlling stockholder		2,565
Note payable	180	720	2,096

Total	$1,505	$30,040	$3,274

Purchase Price Obligations

As a result of the 2014 acquisitions, we have issued 5,179,349 shares of common stock and we are obligated to issue an additional 5,059,334 shares in installments through December 2017. Additionally, we have issued 4,894,980 shares of common stock in respect of contingent consideration based upon achievement of certain 2014 performance targets, and we are obligated to pay up to $6.2 million, in cash or common stock at our option, if the performance targets are achieved during 2015 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $25.0 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements. Based on the June 30, 2015 revolving credit facility balance of $17.9 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.2 million.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On August 5, 2015, the Company entered into a number of transactions that would be reportable on a Current Report on Form 8-K due August 11, 2015. In lieu of filing a Current Report on Form 8-K, the Company is reporting such transactions under this Item 5. The headings below in bold track the applicable items under the Current Report on Form 8-K.

Entry into a Material Definitive Agreement

Energy Source, LLC

Acquisition Agreement

On August 5, 2015, Revolution Lighting Technologies – Energy Source, Inc. (the “Acquisition Subsidiary”), a Delaware corporation and wholly owned subsidiary of the Company, acquired all of the outstanding membership interests of Energy Source, LLC, a Rhode Island limited liability company (“Energy Source”), pursuant to a Membership Interest Purchase Agreement, entered into as of August 5, 2015 (the “Acquisition Agreement”), by and among the Acquisition Subsidiary, Energy Source and Michael H. Lemoi, Jr. (“Lemoi”) and Ronald T. Sliney (“Sliney,” and together with Lemoi, collectively, the “Members” and each individually, a “Member”). The Acquisition Agreement contains customary representations, warranties, covenants, indemnities and closing conditions by the parties thereto. Energy Source is a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors.

Closing Consideration

Pursuant to the Acquisition Agreement, the Acquisition Subsidiary purchased from the Members all of the outstanding membership interests of Energy Source (the “Energy Source Acquisition”) for an aggregate consideration of approximately $30,000,000 (the “Closing Purchase Price”). The Closing Purchase Price (paid to the Members in accordance with each Member’s pro rata ownership interest in Energy Source as of closing) consisted of (i) approximately $10,000,000 in cash (the “Cash Consideration”), (ii) $10,000,000 in promissory notes issued by the Acquisition Subsidiary to the Members (the “Promissory Notes”), and (iii) 8,819,897 unregistered shares (the “Shares”) of the Company’s Common Stock, $0.001 par value per share (the “Common Stock”). The Acquisition Subsidiary also agreed to pay to the Members under certain circumstances an amount equal to any additional taxes due or incurred by the Members as a result of the filing of an Internal Revenue Code Section 338(h)(10) election by the parties to the Acquisition Agreement. The consideration in the Energy Source Acquisition was determined as a result of arm’s-length negotiations, and funds for the Cash Consideration came from the Company’s sale of Common Stock to the Investors (as defined below), as further described under “Entry into a Material Definitive Agreement — Investment Agreement” below.

Earnout Consideration

Commencing on January 1, 2015 and continuing thereafter for a period of three (3) years (each, an “Earnout Year”), the Members will be eligible to receive additional cash consideration (paid to the Members in accordance with each Member’s pro rata ownership interest in Energy Source as of closing) equal to 10% of the Adjusted EBITDA (as defined in the Acquisition Agreement) of Energy Source for the applicable Earnout Year. If the Adjusted EBITDA of Energy Source for calendar year 2015 is greater than $4,000,000, the Members will be entitled to receive additional cash consideration of $265,000 (paid to the Members in accordance with each Member’s pro rata ownership interest in Energy Source as of closing).

Promissory Notes

Each Promissory Note bears interest at a rate of 5% per annum, and the entire balance of principal and interest is due in one installment on or before the earliest of: (July 20, 2016, (ii) certain bankruptcy and insolvency events relating to the Acquisition Subsidiary or (iii) a Sale (as defined in the Promissory Note). The obligations of the Acquisition Subsidiary under each Promissory Note are secured by an irrevocable letter of credit that has been provided by the Company’s controlling shareholder, RVL 1 LLC, and its affiliates.

Lock-up Agreements

In connection with the closing of the Energy Source Acquisition, each of the Members entered into an Investor Representation and Lock-up Agreement with the Company (each, a “Lock-up Agreement”). In accordance with the Lock-up Agreement, each Member agrees, subject to any restrictions and limitations imposed on the Shares by the Securities Act of 1933, as amended (the “Securities Act”), or state securities laws, that he will not, except with the prior written approval of the Company, from and after August 5, 2015, dispose of any of the Shares acquired by such Member under the Acquisition Agreement, including Shares placed in escrow (collectively, the “Member Shares”), by an amount, on a monthly basis, equal to five percent (per each Member) of the monthly trading volume of the Common Stock on any national securities exchange on which the Common Stock is listed, as calculated by the Company on a monthly basis (the “Sale Restriction”); provided, if such Member desires to sell an amount of Common Stock that exceeds the Sale Restriction in any given month, the Company and such Member shall in good faith discuss an opportunity for such Member to effectuate such disposition.

If a Member wishes to dispose of more than 3% of his Member Shares in any given month, such Member must provide the Company with five days’ prior written notice (the “ROFR Notice”) setting forth the material terms and conditions of such transfer, whereupon the Company shall have the right, but not an obligation, to acquire such Member Shares, on the terms and conditions specified in the ROFR Notice. To the extent that the Company does not elect to purchase the Member Shares that are the subject of the ROFR Notice, then such Member may dispose of such Member Shares on the same terms as set forth therein.

Escrow Agreement

Pursuant to an escrow agreement (the “Escrow Agreement”), dated as of August 5, 2015, among the Acquisition Subsidiary, the Members and BNY Mellon, N.A., as escrow agent (the “Escrow Agent”), the Company deposited with the Escrow Agent: (i) $750,000 of the Cash Consideration and (ii) 1,984,477 Shares as security for the Members’ indemnification obligations under the Acquisition Agreement. The Escrow Agreement secures the Members’ indemnification obligations for a period of 18 months.

The description of the Acquisition Agreement and the Promissory Notes set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the Acquisition Agreement and the Promissory Notes, which are filed as Exhibits 2.1, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference. The Acquisition Agreement has been included to provide information about its terms and is not intended to provide any other factual information about Energy Source or the Acquisition Subsidiary.

Investment Agreement

On August 5, 2015, the Company entered into an Investment Agreement (the “Investment Agreement”) with Great American Insurance Company (“Great American”), Great American Life Insurance Company (“Great American Life”) and BFLT, LLC (“BFLT”, and together with Great American and Great American Life, the “Investors”), and closed the transactions contemplated by the Investment Agreement. Pursuant to the Investment Agreement, the Company issued and sold to the Investors and the Investors purchased from the Company an aggregate of 8,695,652 shares of Common Stock for aggregate cash consideration of $10,000,000 (the “Investment”). The proceeds from the Investment were used to fund the Cash Consideration in the Energy Source Acquisition, and any remaining proceeds will be used for working capital purposes.

In connection with the Investment, the Company has granted the Investors a right of first offer to purchase any new shares of capital stock, including options, warrants and other rights to acquire capital stock, and securities convertible into or exchangeable for capital stock, which the Company may propose to issue and sell during the six (6) month period following the closing of the Investment Agreement, subject to certain exceptions (the “Right of First Offer”). During the period that the Right of First Offer is in effect, the Investors are subject to certain transfer and hedging restrictions with respect to the shares of Common Stock issued to the Investors.

In connection with the Investment, the Company has also granted the Investors certain tag-along registration rights with respect to the Common Stock issued to the Investors pursuant to a Registration Rights Agreement dated August 5, 2015 (the “Registration Rights Agreement”).

The Investment Agreement and Registration Rights Agreement were unanimously approved by the Board of Directors of the Company.

The foregoing is a summary of the material terms of the Investment Agreement and the Registration Rights Agreement. Investors are encouraged to review the entire text of the Investment Agreement and the Registration Rights Agreement, copies of which are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Completion of Acquisition or Disposition of Assets

On August 5, 2015, the Acquisition Subsidiary completed its acquisition of the membership interests of Energy Source. The disclosure under “Entry into a Material Definitive Agreement” in this Item 5 is incorporated herein by reference in its entirety.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

The disclosure under “Entry into a Material Definitive Agreement” in this Item 5 with respect to the Promissory Notes is incorporated herein by reference in its entirety.

Unregistered Sales of Equity Securities

All shares of Common Stock issued pursuant to the Acquisition Agreement and the Investment Agreement were issued in private placements and without registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The exemption from registration pursuant to Regulation D is based on, among other things, representations from each of the Members and Investors to the effect that such person is an “accredited investor” within the meaning of Rule 501 of Regulation D. The disclosure under “Entry into a Material Definitive Agreement” in this Item 5 is incorporated herein by reference in its entirety.

Financial Statements and Exhibits

The Company intends to file the historical financial statements of Energy Source required by Item 9.01(a) of the Current Report on Form 8-K no later than October 21, 2015. The Company also intends to file the pro forma financial information with respect to the Energy Source Acquisition required by Item 9.01(b) of the Current Report on Form 8-K no later than October 21, 2015.

Item 6. Exhibits

Exhibit Number	Document Description

2.1*	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – Energy Source, Inc., Energy Source, LLC, Michael H. Lemoi, Jr. and Ronald T. Sliney, dated as of August 5, 2015(1)

3.1*	Amended and Restated Certificate of Incorporation, as amended

10.1	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C (File No. 000-23590) filed with the Securities and Exchange Commission on April 21, 2015)

10.2*	Investment Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC

10.3*	Registration Rights Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc. Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC

10.4*	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Michael H. Lemoi, Jr.

10.5*	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Ronald T. Sliney

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith

**	Furnished herewith

***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

(1)	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: August 6, 2015

Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: August 6, 2015

James A. DePalma
Chief Financial Officer
(Principal Financial Officer)