Form 10-Q
period 2015-09-30
Revolution Lighting Technologies, Inc.
filed 2015-11-05
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐            No   ☒

Number of shares of Common Stock, $.001 par value, outstanding on October 30, 2015: 157,530,842 shares

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I.	FINANCIAL INFORMATION	Page

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2015 and December 31, 2014	3

	Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2015 and 2014	4

	Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited) for the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015 and 2014	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4. Controls and Procedures	25

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	26

	Item 1A. Risk Factors	26

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 3. Defaults Upon Senior Securities	26

	Item 4. Mine Safety Disclosures	26

	Item 5. Other Information	26

	Item 6. Exhibits	27

SIGNATURES		28

EXHIBITS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$882	$6,033
Trade accounts receivable, less allowance for doubtful accounts of $1,196 and $516	34,310	23,779
Unbilled contract receivables	5,268	—
Inventories, less reserves of $1,608 and $1,669	20,590	13,673
Other current assets	3,313	3,157

Total current assets	64,363	46,642

Property and equipment	2,780	2,242
Accumulated depreciation and amortization	(1,441)	(1,031)

Net property and equipment	1,339	1,211

Goodwill	64,978	42,991
Intangible assets, less accumulated amortization of $11,630 and $8,881	40,400	34,784
Other assets, net	670	914

	$171,750	$126,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$15,830	$11,573
Accrued compensation and benefits	2,694	2,281
Notes payable	10,360	360
Accrued and other current liabilities	4,404	7,371
Purchase price obligations – current	7,027	6,269

Total current liabilities	40,315	27,854

Revolving credit facility	22,856	8,760
Related party payable	2,565	2,565
Note payable	2,516	2,816
Purchase price obligations – noncurrent	2,046	6,086
Other liabilities	895	1,145

Total liabilities	71,193	49,226
Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized, 157,531 and 129,714 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	157	130
Additional paid-in capital	176,510	149,477
Accumulated deficit	(76,110)	(72,291)

Total stockholders’ equity	100,557	77,316

	$171,750	$126,542

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$37,733	$26,877	$85,308	$49,344
Cost of sales	25,547	18,318	56,879	33,316

Gross profit	12,186	8,559	28,429	16,028
Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	718	272	1,470	938
Amortization and depreciation	1,213	1,750	3,391	3,858
Stock-based compensation	919	227	2,082	588
Other selling, general and administrative	8,429	6,560	22,641	16,562
Research and development	733	495	1,639	1,474

Total operating expenses	12,012	9,304	31,223	23,420

Operating income (loss)	174	(745)	(2,794)	(7,392)
Other expense:
Interest expense and other bank charges	(459)	(163)	(1,025)	(640)

Loss before taxes	$(285)	$(908)	$(3,819)	$(8,032)
Deferred income tax (provision) benefit	—	(496)	—	5,468

Net loss	$(285)	$(1,404)	$(3,819)	$(2,564)
Accrual of preferred stock dividends	—	(645)	—	(1,449)
Accretion to redemption value of Series E, F and G preferred stock	—	(6)	—	(919)

Net loss attributable to common stockholders	$(285)	$(2,055)	$(3,819)	$(4,932)

Net loss per common share attributable to common stockholders – Basic and Diluted	$(0.00)	$(0.02)	$(0.03)	$(0.06)

Weighted average shares outstanding – Basic and Diluted	154,634	90,714	145,414	87,179

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity and Temporary Equity (Unaudited)

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
	Shares	Amount	Shares	Amount
Balance January 1, 2014	10	$9,936	82,095	$82	$82,549	$(67,111)	$25,456	$10,966
Share-based compensation for employees	—	—	—	—	840	—	840	—
Share-based compensation for non-employees	—	—	—	—	(40)	—	(40)	—
Accretion of Series E preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,445)	—	(1,445)	691
Issuance of in-kind dividends on Series C preferred stock	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	849	1	(1)	—	—	—
Issuance of Series E preferred stock	—	—	—	—	—	—	—	(56)
Issuance of common stock for cash, net of issuance costs	—	—	8,000	8	8,606	—	8,614	—
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G and accretion to redemption value	—	—	—	—	(900)	—	(900)	18,863
Forfeiture of restricted stock	—	—	(130)	—	—	—	—	—
Adjustment for shares issued for acquisition – Tri-State	—	—	(7)	—	—	—	—	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	373	—	374	—
Shares issued for acquisition – Value Lighting	—	—	2,032	2	(2)	—	—	—
Shares to be issued for acquisitions	—	—	—	—	22,737	—	22,737	—
Exchange of preferred stock for common stock	(10)	(10,964)	36,300	36	36,807	—	25,879	(25,079)
Net loss	—	—	—	—	—	(5,180)	(5,180)	—

Balance, December 31, 2014	—	—	129,714	130	149,477	(72,291)	77,316	—
Share-based compensation for employees	—	—	1,627	1	1,640	—	1,641	—
Share-based compensation for non-employees	—	—	—	—	269	—	269	—
Shares issued for contingent consideration – Tri-State	—	—	543	—	339	—	339	—
Shares issued for contingent consideration – Value Lighting	—	—	4,895	5	5,495	—	5,500	—
Shares issued for acquisition – Value Lighting	—	—	2,710	3	(3)	—	—	—
Shares issued for acquisition – All Around Lighting, Inc.	—	—	688	—	333	—	333	—
Issuance of common stock for cash, net of fees	—	—	8,696	9	9,516	—	9,525	—
Shares issued for acquisition – Energy Source	—	—	8,820	9	9,991	—	10,000	—
Cancellation of reacquired escrowed common stock for acquisition – Relume	—	—	(162)	—	(547)	—	(547)	—
Net loss	—	—	—	—	—	(3,819)	(3,819)	—

Balance, September 30, 2015	—	$—	157,531	$157	$176,510	$(76,110)	$100,557	$—

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows from Operating Activities:
Net loss	$(3,819)	$(2,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	415	341
Amortization of intangibles and other assets	2,976	3,517
Reacquired common stock issued for acquisition	(547)	—
Change in fair value of contingent consideration	739	(120)
Deferred income tax benefit	—	(5,468)
Stock-based compensation	2,082	588
Changes in operating assets and liabilities, net of the effect of acquisitions (Note 2):
Increase in trade accounts receivable, net	(8,289)	(8,630)
Increase in unbilled contract receivables	(2,955)	—
Increase in inventories, net	(5,690)	(451)
Increase in other assets	(77)	(197)
Decrease in accounts payable and other liabilities	(2,639)	(2,713)

Net cash used in operating activities	(17,804)	(15,697)

Cash Flows from Investing Activities:
Acquisition of businesses, net of cash acquired	(10,248)	(10,084)
Purchase of property and equipment	(420)	(336)

Net cash used in investing activities	(10,668)	(10,420)

Cash Flows from Financing Activities:
Proceeds from issuance of Series E convertible preferred stock, net of issuance costs	—	(56)
Issuance of common stock, net of fees and expenses	9,525	(74)
Repayments of short-term borrowings and notes payable	(300)	(859)
Proceeds of loans from affiliates of controlling stockholder	—	18,103
Repayments of loans from affiliates of controlling stockholder	—	(3,249)
Proceeds from revolving credit facility, net	14,096	12,893

Net cash provided by financing activities	23,321	26,758

(Decrease) increase in Cash and Cash Equivalents	(5,151)	641
Cash and Cash Equivalents, beginning of period	6,033	1,757

Cash and Cash Equivalents, end of period	$882	$2,398

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$473	$—
Non-cash investing and financing activities:
Common stock issued for acquisition	10,000	21,282
Issuance of promissory notes for acquisition	10,000	—
Issuance of common stock for contingent consideration	6,172	—
Contingent consideration	1,801	7,753
Deferred consideration for acquisition	350	—
Issuance of Series G preferred stock	—	18,000
Accrual of dividends on preferred stock	—	1,449
Issuance of dividends on Series C	—	1,000

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and details of accounts that have not changed significantly in amount or composition. In the opinion of management, they reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented.

These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2015 or for any other future period.

Business – We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) and conventional lighting fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, LED replacement lamps, high-performance commercial grade smart grid control systems and provide turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. We sell these products and services under the RVLT, Lumificient, Value Lighting, Array, CMG and Energy Source brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps). The two segments that were previously reported in the periods ended September 30, 2014, Lighting Fixtures and Lamps, and Lighting Signage and Media, have been aggregated into this reportable segment due to changes in the management and organizational structure and internal reporting. Prior period financial segment information has been combined to conform to the current period presentation.

Liquidity – At September 30, 2015, the Company had cash of $0.9 million and working capital of $24.0 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014. For the nine months ended September 30, 2015 and 2014, the Company used cash for operations of $17.8 million and $15.7 million, respectively.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of September 30, 2015, the balance on the Revolving Credit Facility was $22.9 million, with additional borrowing capacity of $2.1 million. The Loan Agreement was amended to include the Energy Source acquisition (see Note 2) and includes restrictive covenants related thereto. We are in compliance with our covenants and obligations under the revolving credit facility. In October 2015, Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

In December 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of the transaction. Accordingly, we have been relieved of the ongoing obligation to pay dividends on preferred stock.

Historically, the Company’s controlling shareholder, RVL 1 LLC (“RVL”) and its affiliates have been a significant source of financing, and they continue to support our operations.

The Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Principles of consolidation – The condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of receivables and inventories, warranty obligations, purchase price allocation of acquired businesses, contingent consideration, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

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

The Company recognizes revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The percentage-of-completion is computed by dividing the actual incurred cost to date by the most recent estimated total cost to complete the project. The computed percentage is applied to the expected revenue for the project to calculate the contract revenue to be recognized in the current period. This method is used because management considers total cost to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the nine months ended September 30, 2015 and 2014, revenues from sales taxes were $3.0 million and $1.5 million, respectively.

Warranties and product liability – The Company’s LED products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the nine months ended September 30, 2015 are as follows:

(in thousands)	2015
Warranty liability, January 1	$443
Provision for current period	150
Current period claims and adjustments	(102)

Warranty liability, September 30	$491

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

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities (Level 2 inputs), the fair value of borrowings under our Revolving Credit Facility and Notes Payable are equal to the carrying value (see Note 5).

The Company determines the fair value of purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of selling, general and administrative expenses in the Consolidated Statement of Operations. Changes in the fair value of purchase price obligations during the nine months ended September 30, 2015 were as follows:

(in thousands)	2015
Fair value, January 1	$12,355
Fair value of acquisition liabilities paid during the period	(6,322)
Fair value of consideration issued	2,301
Change in fair value	739

Fair value, September 30	$9,073

The following table presents quantitative information about Level 3 fair value measurements as of September 30, 2015:

(in thousands)	Fair Value at September 30, 2015	Valuation Technique	Unobservable Inputs
Earnout liabilities	$7,371	Income approach	Discount rate –15.5%

Stock distribution price floor	1,352	Monte Carlo simulation	Volatility – 115%
			Risk free rate – 0.98%
			Dividend yield – 0%

Time based payments	350	Expected payments	None

Fair value, September 30, 2015	$9,073

Cash equivalents – Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable – Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the nine months ended September 30, 2015:

(in thousands)	2015
Allowance for doubtful accounts, January 1	$516
Additions	828
Write-offs and adjustments	(148)

Allowance for doubtful accounts, September 30	$1,196

Unbilled contract receivables – Revenues recognized under the percentage-of–completion method of accounting in excess of amounts billed are reflected on the balance sheet as unbilled contract receivables.

Inventories – Inventories are stated at the lower of cost (first-in, first-out) or market. A reserve is recorded for any inventory deemed excessive or obsolete.

Property and equipment – Property and equipment are stated at cost or the estimated fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The estimated useful lives of property and equipment are as follows:

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

Billings in excess of costs and estimated earnings – Billings in excess of revenues recognized are reflected on the balance sheet as billings in excess of cost and estimated earnings. Such amounts were not significant as of September 30, 2015 and have been combined with other current liabilities.

Shipping and handling costs – Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development – Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were not material during the three and nine months ended September 30, 2015 and 2014.

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

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $5.5 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was reduced by a corresponding amount during the nine months ended September 30, 2014.

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

Loss per share – Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

In connection with the 2014 acquisitions (see Note 2), the Company is unconditionally obligated to issue an additional 4,926,004 shares of its common stock during 2015, 2016 and 2017. These shares have been included in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015. Also in connection with the 2014 acquisitions, the Company is contingently obligated to pay up to $6.2 million, or at its option, an equivalent amount of common shares based upon their then-current market value, if certain performance criteria have been met. These shares have been excluded from the computation of diluted earnings per share for the three months ended September 30, 2015 because the effect would be antidilutive.

For the three and nine months ended September 30, 2014, the Company had 27.2 million common equivalent shares which may have been issuable, primarily pursuant to convertible securities, which were not included in the computation of loss per share at September 30, 2014 because the effect would have been anti-dilutive.

Contingencies – In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in FASB ASC 450. Based upon such evaluation, at September 30, 2015, the Company is not a party to any pending legal proceedings that it believes to be material.

Recent accounting pronouncements – In May 2014, the FASB issued the standard “Revenue from Contracts with Customers,” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. In April 2015, the FASB deferred the effective date of the standard, making it effective for annual periods beginning after December 15, 2017. Early adoption is permitted on or after December 15, 2016. At this time, the Company has not determined the effect that this accounting pronouncement will have on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The provisions of the ASU are effective for periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which requires an entity to measure inventory at the lower of cost and net realizable value. The provisions of the ASU are effective for periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

2.	ACQUISITIONS:

Energy Source – On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The purchase consideration aggregated $31.8 million, which consisted of $10 million in cash, $10 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration preliminarily valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares of common stock to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the Energy Source acquisition:

(in thousands)
Tangible assets	$5,380
Goodwill	21,987
Intangible assets	8,355

Assets acquired	35,722
Liabilities assumed	3,921

Purchase price	$31,801

The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated. The entire purchase price is expected to be deductible for income tax purposes.

Value Lighting – On April 17, 2014, the Company completed the acquisition of Value Lighting, Inc. (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. The purchase consideration aggregated $39.3 million and consisted of cash of $10.6 million funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at six, twelve, eighteen and twenty-four months from the acquisition date, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company aggregating up to a total of $11 million, initially valued at $7.8 million, if certain revenue and EBITDA targets are achieved by Value Lighting during 2014 and 2015. The Company acquired Value Lighting for its presence in the multifamily residential and construction markets, the experience of the management team, its customer base and operational and business synergies.

Value Lighting achieved its 2014 performance targets, and as a result, during the quarter ended March 31, 2015, the Company issued 4.9 million shares of its common stock (valued at $5.5 million) in payment of 2014 contingent purchase consideration.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the Value Lighting acquisition:

(in thousands)
Current assets	$16,260
Goodwill	18,635
Intangible assets	19,951
Other assets	2,901

Assets acquired	57,747

Accounts payable and other liabilities	12,613
Deferred income tax liability	5,825

Liabilities assumed	18,438

Purchase price	$39,309

Other – On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting for $0.6 million. The purchase price consists of cash paid at closing of $0.1 million, $0.15 million paid in cash on September 1, 2015, $0.15 million payable in cash on March 1, 2016, and $0.2 million payable on September 1, 2016 in cash or common stock, at the Company’s option. The aggregate purchase price of $0.6 million was assigned to inventories.

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

Pro forma information. The following unaudited supplemental pro forma information assumes the 2014 acquisitions referred to above and the Energy Source acquisition had been completed as of January 1, 2014 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future. The pro forma effect of the February 2015 acquisition was not significant.

(in thousands)	Pro Forma Nine Months Ended September 30, 2015	Pro Forma Year Ended December 31, 2014
Revenues	$94,176	$115,900
Operating loss	$1,383	$3,705
Net loss	$2,696	$5,387

The pro forma results for the nine months ended September 30, 2015 and the year ended December 31, 2014, exclude the amortization of the customer backlog of $0.2 million and $2.7 million, respectively, and acquisition, severance and transition costs of $1.5 million and $2.5 million, respectively. The pro forma results for the year ended December 31, 2014 also exclude an income tax benefit of $6.6 million. These non-recurring charges and credits are directly related to the acquisitions and do not have a continuing impact on the results of operations; accordingly, these charges and credits have not been reflected in the pro forma results of operations.

3.	Inventories:

Inventories consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Raw materials	$4,356	$3,895
Finished goods	17,842	11,447

	22,198	15,342
Less: reserves	(1,608)	(1,669)

Net inventories	$20,590	$13,673

4.	Intangible Assets:

At September 30, 2015, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and backlog	$4,814	$(4,296)	$518
Customer relationships	28,495	(4,032)	24,463
Favorable lease	334	(121)	213
Non-compete agreement	1,113	(287)	826
Patents	268	(171)	97
Product certification	72	(60)	12
Technology	1,953	(235)	1,718
Trademarks / Trade Names	14,981	(2,428)	12,553

	$52,030	$(11,630)	$40,400

5.	Financings:

In August 2015, in connection with the acquisition of Energy Source (see Note 2), the Company issued $10 million of promissory notes bearing interest at 5% per annum. The promissory notes are due on July 20, 2016 and are supported by an irrevocable letter of credit from RVL.

In August 2014, the Company entered into the Revolving Credit Facility, pursuant to which the Company can borrow up to specified percentages against eligible accounts receivable and inventory as defined (the “Borrowing Base”), up to a maximum of $25 million. In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, increasing the Borrowing Base (but not the $25 million maximum) by that amount. This guarantee may be terminated under certain circumstances on December 31, 2015. In October 2015, Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

Borrowings under the arrangement bears interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of September 30, 2015 amount to $22.9 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Loan Agreement contains covenants, which limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. The Loan Agreement was amended to include the Energy Source acquisition and includes restrictive covenants related thereto. As of September 30, 2015, we were in compliance with our covenants.

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

Maturities of long-term borrowings for each of the next five years are as follows:

(in thousands)
2015	$90
2016	10,360
2017	25,781
2018	2,066

6.	Common Stock Transactions:

As of September 30, 2015, the Company had approximately 157.5 million shares of its common stock outstanding, of which approximately 83 million shares, or 53%, were owned by RVL and its affiliates.

On August 5, 2015, in connection with the Energy Source acquisition (see Note 2), the Company issued 8.8 million of its common shares to the sellers of Energy Source, and 8.7 million shares for $10 million to third party investors to fund the cash portion of the purchase price.

On December 1, 2014, the Company completed an underwritten public offering of 8 million shares of its common stock, at an offering price of $1.25 per share. Net proceeds of the offering approximated $8.6 million, which was used for general corporate purposes.

Also on December 1, 2014, the Company issued 36,300,171 shares of common stock in connection with the Preferred Stock Exchange. All rights relating to the preferred stock were extinguished as a result of this transaction, and at December 31, 2014, the Company has no outstanding preferred stock. See Note 7 for additional information.

The Company has entered into a management services agreement (the “Management Agreement”) with Aston, an affiliate of RVL and the Company has issued restricted shares to Aston in consideration of services provided. See Note 10.

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

Stock warrants – On September 9, 2005, the Company granted a 10-year warrant (“Kingstone Warrants”) for 289,187 shares of common stock at an exercise price of $4.30 per share to Brett Kingstone. Mr. Kingstone was the Chief Executive Officer of the Company until December 31, 2005 and was the Chairman of the Board of the Company until March 11, 2009. The Kingstone Warrants expired in September 2015.

At September 30, 2015, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	2,703,353
Shares to be issued for acquisitions	4,926,004

Total reserved shares	7,629,357

7.	Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of preferred stock.

As a result of the Preferred Stock Exchange, all rights relating to the preferred stock were extinguished, and at September 30, 2015 and December 31, 2014, the Company had no outstanding preferred stock.

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

The Company’s Board of Directors has determined that no further awards will be made pursuant to its 2003 stock option plan (the “2003 Plan”). As of September 30, 2015, options for 279,834 shares of common stock were vested and exercisable and have been reserved for issuance under the 2003 Plan.

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

Through September 30, 2015, 35,000 options and 2,745,331 restricted shares, net of forfeitures, and 831,150 shares for incentive compensation have been awarded under the 2013 Plan. A total of 2,423,519 common shares are reserved for future issuance under the 2013 Plan.

During the three and nine months ended September 30, 2015, no options were issued, exercised, or forfeited. Approximately 11,667 options vested and 99,546 options expired during the nine months ended September 30, 2015. The total future compensation cost related to non-vested stock options is estimated to be nominal as of September 30, 2015. Options outstanding at September 30, 2015 had no intrinsic value.

Stock-based compensation expense recognized in the accompanying statements of operations for the three months ended September 30, 2015 and 2014 was $0.9 million and $0.2 million, respectively. Stock-based compensation expense recognized in the accompanying statements of operations for the nine months ended September 30, 2015 and 2014 was $2.1 million and $0.6 million, respectively.

9.	Income Taxes:

The Company did not record any current or deferred U.S. federal income tax provision or benefit for the three and nine month periods ended September 30, 2015 because of its net operating loss carry forwards. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards.

In conjunction with the 2014 acquisitions, the Company recorded a net deferred tax liability of $5.5 million in its purchase price allocations (see Note 2). This liability was used to reduce the net deferred tax assets of the Company and, as a result, the Company reduced its existing valuation allowance by that amount, recognizing a credit to earnings of $5.5 million during 2014.

10.	Related Party Transactions:

Financings – In August 2015, RVL provided an irrevocable letter of credit to support the $10 million promissory notes issued to the sellers of Energy Source. See Notes 2 and 5.

In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. See Note 5. In October 2015, Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

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

In addition, Aston advanced $2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances. A new promissory note payable to Aston was issued for $5.7 million (the “July Note”), in exchange for the April Note and the June Note, and to evidence the amounts advanced by Aston during May and June. The maturity of the July Note was extended to April 1, 2017. It bears interest at 9%, and can be prepaid at any time at the option of the Company.

The Company has accrued interest on the July Note of $0.3 million at September 30, 2015 and recorded interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.

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

Other – A distributor of the Company’s products is owned by a son of the Company’s former President and Chief Financial Officer who retired in July 2015. Sales to the distributor, at standard pricing, aggregated $0.1 million during the nine months ended September 30, 2015.

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

Overview

We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) and conventional lighting fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, LED replacement lamps, high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. We sell these products under the RVLT, Lumificient, Value Lighting, Array, CMG and Energy Source brand names. We are in the process of consolidating our Seesmart and Relume brand names under the RVLT umbrella. Our products incorporate many proprietary and innovative features. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the municipal and commercial markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

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

Results of Operations

Revenue

Revenue is derived primarily from sales of lighting products. These products consist of solid-state LED lighting fixtures and lamps, lighting systems and controls, as well as conventional lighting products. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We sell these products pursuant to purchase orders and recognize revenue upon shipment or delivery to our customers in accordance with the respective arrangements. The Company recognizes revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The percentage-of-completion is computed by dividing the actual incurred cost to date by the most recent estimated total cost to complete the project. The computed percentage is applied to the expected revenue for the project to calculate the contract revenue to be recognized in the current period. This method is used because management considers total cost to be the best available measure of progress on these contracts. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

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

Summary of Results

For the three months ended September 30, 2015, the Company reported revenues of $37.7 million and a net loss of $0.3 million compared to revenues of $26.9 million and net loss of $1.4 million for the corresponding period in 2014. For the nine months ended September 30, 2015, the Company reported revenues of $85.3 million and a net loss of $3.8 million compared to revenues of $49.3 million and a net loss of $2.6 million for the corresponding period in 2014. Net loss for the three and nine month periods ended September 30, 2014 includes a deferred income tax (provision) benefit of ($0.5) million and $5.5 million, respectively. The Company’s reported results for the three and nine months ended September 30, 2015 and 2014 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Acquisition, severance and transition costs	$(0.7)	$(0.3)	$(1.5)	$(0.9)
Amortization and depreciation	(1.2)	(1.8)	(3.4)	(3.9)
Stock-based compensation	(0.9)	(0.2)	(2.1)	(0.6)
Interest expense and other bank charges	(0.5)	(0.2)	(1.0)	(0.6)
Deferred income tax (provision) benefit	—	(0.5)	—	5.5

Total	$(3.3)	$(3.0)	(8.0)	$(0.5)

Three Months Ended September 30, 2015 and 2014

Revenue (in thousands)

	Three Months Ended September 30,
	2015	2014
Revenue	$37,733	$26,877

Total revenue for the three months ended September 30, 2015 increased $10.8 million, or 40%, to $37.7 million as compared to $26.9 million for the three months ended September 30, 2014. The increase in revenues resulted from organic growth and the contribution of our 2014 and 2015 acquisitions, which are included in our operating results from their respective acquisition dates. On a proforma basis, revenues for the three months ended September 30, 2015 increased 13% over the year ago period from $35.2 million to $39.7 million.

Gross Profit (in thousands)

	Three Months Ended September 30,
	2015	2014
Revenue	$37,733	$26,877
Cost of sales	25,547	18,318

Gross profit	$12,186	$8,559

Gross margin %	32%	32%

Gross profit for the three months ended September 30, 2015 was approximately $12.2 million, or 32% of revenue, as compared to gross profit of approximately $8.6 million, or 32% of revenue, for the corresponding period in 2014.

Operating Expenses (in thousands)

	Three Months Ended September 30,
	2015	2014
Selling, general and administrative:
Acquisition, severance and transition costs	$718	$272
Amortization and depreciation	1,213	1,750
Stock-based compensation	919	227
Other selling, general and administrative	8,429	6,560
Research and development	733	495

Total operating expenses	$12,012	$9,304

Selling, general and administrative (SG&A) expenses were approximately $11.3 million for the quarter ended September 30, 2015, compared to approximately $8.8 million for the same period in 2014, an increase of approximately $2.5 million. The Company incurred non-cash depreciation and amortization of $1.2 million for the quarter ended September 30, 2015 compared to $1.8 million for the same period in 2014. The decrease relates to additional amortization recognized in the third quarter of 2014 for our short-lived intangible assets associated with our 2014 acquisitions. Stock-based compensation expense was $0.9 million for the quarter ended September 30, 2015 compared to $0.2 million for the same period in 2014. The increase relates primarily to a greater number of employees that received stock-based compensation. Other SG&A increased approximately $1.9 million over the year-ago period as a result of the 2014 and 2015 acquisitions. Research and development increased by $0.2 million over the year-ago period due to the timing and status of our development projects.

Other Expense (in thousands)

	Three Months Ended September 30,
	2015	2014
Interest expense and other bank charges	$(459)	$(163)

Interest expense and other bank charges for the three months ended September 30, 2015 relate to our Revolving Credit Facility, which was obtained in August of 2014 and interest on the $10 million 5% promissory notes issued on August 5, 2015, in connection with the Energy Source acquisition.

Income Taxes

In connection with the acquisition of Value Lighting in 2014, during the three months ended September 30, 2014, the Company recorded an adjustment to net deferred tax liabilities of approximately $0.5 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was adjusted by a corresponding amount during the three months ended September 30, 2014.

Net Loss

The net loss for the three months ended September 30, 2015 and 2014 was approximately $0.3 million and $1.4 million, respectively. The net loss attributable to common stockholders for the three months ended September 30, 2015 and 2014 was approximately $0.3 million and $2.1 million, respectively, and, in 2014, includes the effects of the accretion to redemption value of the preferred stock and accrual of preferred stock dividends. Basic and diluted loss per common share attributed to common stockholders was $0.00 and $0.02 for the three months ended September 30, 2015 and 2014, respectively. Weighted average shares outstanding, on a basic and diluted basis, were 154.6 million and 90.7 million for the three months ended September 30, 2015 and 2014, respectively.

Nine Months Ended September 30, 2015 and 2014

Revenue (in thousands)

	Nine Months Ended September 30,
	2015	2014
Revenue	$85,308	$49,344

Total revenue for the nine months ended September 30, 2015 increased approximately $36.0 million or 73%, to $85.3 million as compared to $49.3 million for the nine months ended September 30, 2014. The increase in revenues resulted from organic growth and the contribution of our 2014 and 2015 acquisitions, which are included in our operating results from their respective acquisition dates. On a pro forma basis, revenues for the nine months ended September 30, 2015 increased 19% over the year-ago period, from $79.1 million to $94.2 million.

Gross Profit (in thousands)

	Nine Months Ended September 30,
	2015	2014
Revenue	$85,308	$49,344
Cost of sales	56,879	33,316

Gross profit	$28,429	$16,028

Gross margin %	33%	32%

Gross profit for the nine months ended September 30, 2015 was approximately $28.4 million, or 33% of revenue, as compared to gross profit of approximately $16.0 million, or 32% of revenue, for the corresponding period in 2014. The increase in gross margin reflects the higher margins of our 2014 and 2015 acquisitions.

Operating Expenses (in thousands)

	Nine Months Ended September 30,
	2015	2014
Selling, general and administrative:
Acquisition, severance and transition costs	$1,470	$938
Amortization and depreciation	3,391	3,858
Stock-based compensation	2,082	588
Other selling, general and administrative	22,641	16,562
Research and development	1,639	1,474

Total operating expenses	$31,223	$23,420

Selling, general and administrative (SG&A) expenses were approximately $29.6 million for the nine months ended September 30, 2015, compared to approximately $21.9 million for the same period in 2014, an increase of approximately $7.7 million. The Company incurred non-cash depreciation and amortization of $3.4 million for the nine months ended September 30, 2015 compared to $3.9 million for the same period in 2014. The decrease relates to additional amortization recognized in 2014 for our short-lived intangible assets associated with a 2014 acquisition. Stock-based compensation expense was $2.1 million for the nine months ended September 30, 2015 compared to $0.6 million for the same period in 2014. The increase relates primarily to a greater number of employees that received stock-based compensation. Other SG&A increased approximately $6.1 million over the year-ago period as a result of the 2014 and 2015 acquisitions. Research and development increased by $0.2 million over the year-ago period due to the timing and status of our development projects.

Other Expense (in thousands)

	Nine Months Ended September 30,
	2015	2014
Interest expense and other bank charges	$(1,025)	$(640)

Interest expense and other bank charges for the nine months ended September 30, 2015 relate to our Revolving Credit Facility, which was obtained in August of 2014 and interest on the $10 million 5% promissory notes issued on August 5, 2015, in connection with the Energy Source acquisition.

Income Taxes

In connection with the acquisition of Value Lighting in 2014, the Company recorded net deferred tax liabilities of approximately $5.5 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition of Value Lighting. These net deferred tax credits can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance was reduced by a corresponding amount during the nine months ended September 30, 2014.

Net Loss

The net loss for the nine months ended September 30, 2015 and 2014 was approximately $3.8 million and $2.6 million, respectively. The net loss attributable to common stockholders for the nine months ended September 30, 2015 and 2014 was approximately $3.8 million and $4.9 million, respectively and, in 2014, includes the effects of the accretion to redemption value of preferred stock and accrual of preferred stock dividends. The net loss for 2014 includes a non-recurring tax benefit of $5.5 million. Basic and diluted loss per common share attributed to common stockholders was $0.03 and $0.06 for the nine months ended September 30, 2015 and 2014, respectively. Weighted average shares outstanding, on a basic and diluted basis, were 145.4 million and 87.2 million for the nine months ended September 30, 2015 and 2014, respectively

Liquidity, Capital Resources and Cash Flows

At September 30, 2015, the Company had cash of $0.9 million and working capital of $24.0 million, compared to cash of $6.0 million and working capital of $18.8 million at December 31, 2014.

For the nine months ended September 30, 2015 and 2014, the Company used cash for operations of $17.8 million and $15.7 million, respectively. During the 2015 period, the Company increased inventories approximately $5.7 million in order to support an expected significant increase in fourth quarter 2015 revenue, accounts receivable increased by $8.3 million as a result of the higher sales volume and accounts payable and other liabilities decreased by $2.6 million primarily due to the timing of inventory and vendor payments.

For the nine months ended September 30, 2015 and 2014, the Company used cash for investing activities of $10.7 million and $10.4 million, respectively, primarily representing the cash portion of the business acquisitions in each of those periods.

For the nine months ended September 30, 2015, cash provided by financing activities was $23.3 million, primarily due to the proceeds from a common stock issuance to fund the cash portion of the Energy Source acquisition and proceeds from the revolving credit facility to fund the growth in receivables and inventories. For the nine months ended September 30, 2014, cash provided by financing activities was $26.8 million, primarily due to the net proceeds of the controlling stockholder loans and proceeds from the revolving credit facility.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed an additional $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances on December 31, 2015. As of September 30, 2015, the balance on the Revolving Credit Facility was $22.9 million, with additional borrowing capacity of $2.1 million. In October 2015, Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

The Loan Agreement contains covenants that limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. The Loan Agreement was amended to include the Energy Source acquisition and includes restrictive covenants related thereto. As of September 30, 2015, we were in compliance with our covenants.

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

Although we realized revenues of $37.7 million during the third quarter of 2015, which represents a 40.4% increase over the year-ago period, we face challenges in order to achieve profitability. While the Company expects to achieve profitability and positive cash flows from operations in future periods, there can be no assurances that we will do so. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Contractual Obligations

The following table sets forth our contractual obligations at September 30, 2015:

	Payments due by period
(in thousands)	2015	2016	2017	2018 - 2019
Operating lease obligations	$878	$1,234	$1,075	$1,284
Revolving credit facility			22,856
Purchase price obligations (payable in cash and/or common stock)	150	7,027	1,432	464
Borrowings from affiliates of controlling stockholder			2,565
Promissory notes		10,000
Note payable	90	360	360	2,066

Total	$1,118	$18,621	$28,288	$3,814

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014, except for changes to revenue recognition, unbilled contract receivables and billings in excess of costs and estimated earnings, as a result of the Energy Source acquisition. See Note 1 to the Condensed Consolidated Financial Statements for a description of these accounting policies and for recent accounting pronouncements.

Critical Accounting Estimates

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, goodwill and intangibles, receivables, inventory, stock-based compensation, warranty obligations, fair value measurements, purchase price allocation, and financing and equity instruments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, except for changes relating to the Energy Source acquisition pertaining to revenue recognition, unbilled contract receivables and billings in excess of costs and estimated earnings (see Note 1 to the Condensed Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $25.0 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements. Based on the September 30, 2015 revolving credit facility balance of $22.9 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.2 million.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. In connection with this acquisition, the Company issued 8,819,897 unregistered shares of the Company’s common stock, $0.001 par value per share, to the Sellers. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares of the Company’s common stock to a third party investor. See Note 2 of our Notes to Condensed Consolidated Financial Statements.

All shares of common stock issued as part of this acquisition were issued in private placements and without registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated pursuant thereto (“Regulation D”). The exemption from registration pursuant to Regulation D is based on, among other things, representations from each of the Members and Investors to the effect that such person is an “accredited investor” within the meaning of Rule 501 of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description

2.1	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – Energy Source, Inc., Energy Source, LLC, Michael H. Lemoi, Jr. and Ronald T. Sliney, dated as of August 5, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015 (File No. 000- 23590))+

10.1	Investment Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015 (File No. 000- 23590))

10.2	Registration Rights Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc. Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015 (File No. 000- 23590))

10.3	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Michael H. Lemoi, Jr. (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015 (File No. 000- 23590))

10.4	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Ronald T. Sliney (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015 (File No. 000- 23590))

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith

**	Furnished herewith

***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

+	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: November 5, 2015
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: November 5, 2015
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)