Form 10-K
period 2015-12-31
Revolution Lighting Technologies, Inc.
filed 2016-03-10
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2015, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $64,455,236.

As of March 1, 2016, there were 159,985,587 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive proxy or information statement for the 2016 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

Revolution Lighting Technologies, Inc.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Annual Report on Form 10-K are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on our current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may be unable to cover our cost of operations unless we generate sufficient operating income from the sale of our products, or raise additional debt or equity capital;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must realize the expected benefits of our acquisitions, including our recent acquisitions of Value Lighting, Inc., All Around, Inc., E-Lighting, Inc., and Energy Source, Inc., or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs.

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

General

Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) solutions for outdoor and indoor applications, focusing on the commercial and industrial (“C&I”), and government markets in the United States, Canada and internationally. We believe that our product offerings and designs, combined with our comprehensive service capabilities, enable us to provide the highest performance products available to generate significant energy and maintenance cost savings for our customers, while enhancing safety and productivity through superior light quality and output.

We generate revenue by selling lighting products globally for use in the commercial and industrial, and government markets, which include vertical markets such as industrial, commercial and government facilities, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products directly to customers and through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces whose knowledge and understanding of state and utility rebate and incentive programs, lighting technology, building constraints, and regulatory environment enables customers to select the best solution for their needs.

We provide our customers with leading experience and industry knowledge. We have continued to make key investments to offer leading services, including scope development, product specification, incentive procurement, bidding and project management capabilities. Investments include Seesmart Technologies, Relume Technologies, Value Lighting, Tri-State LED, All Around Lighting, and most recently Energy Source, a full service turnkey solutions provider and installer of LED technology, to ensure that we continue to combine the highest quality lighting products with exceptional service.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps). For each of the two years ended December 31, 2014, we reported two segments, Lighting Fixtures and Lamps, and Lighting Signage and Media. Due to changes in the management, organizational structure and internal reporting, our operations now comprise one reportable segment for financial reporting purposes, and therefore segment disclosures are no longer presented.

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

On September 25, 2012, we completed the transactions contemplated by an Investment Agreement (the “Series B Investment Agreement”) with RVL 1 LLC (“RVL”), an affiliate of Aston Capital, LLC (“Aston”), whereby the Company issued to RVL shares of Series B Convertible Preferred Stock (the “Series B Investment” or “Investment”), representing 73% of the Company’s outstanding voting stock. The proceeds from the Series B Investment were used to extinguish $2.5 million of existing short-term debt, to fund a settlement payment in connection with the settlement of a lawsuit, to pay the fees and expenses in connection with the Investment and for working capital purposes. The Investment resulted in a change in control of the Company under applicable regulations of The NASDAQ Stock Market (“NASDAQ”) and was consummated pursuant to an exception from the NASDAQ stockholder approval rules pursuant to the “financial viability exception” set forth in NASDAQ Rule 5635(f).

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), headquartered in Simi Valley, California. Seesmart designs, manufactures, markets and sells high-performance, commercial grade LED’s in the C&I and municipal market. We completed the acquisition of Seesmart for consideration of $10.1 million in cash, 7.7 million shares of common stock valued at $5.0 million and 11,915 shares of Series D convertible preferred stock valued at $1.5 million. In connection with the funding of the Seesmart acquisition, the Company closed an investment agreement with RVL whereby the Company issued 10,000 shares of Series C preferred stock to RVL for cash of $10 million. With the acquisition of Seesmart, we targeted the C&I segment sales channel, moving away from the big box store model that was previously pursued. We believe that Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage.

On August 22, 2013, we acquired Relume Technologies, Inc. (“Relume”), for a total purchase price of $11.6 million, $4.3 million in cash net of adjustments and 2,174,000 shares of common stock valued at $7.3 million. The cash portion of the purchase price was funded with the proceeds from the issuance of Series F preferred stock to RVL. Relume is a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications. Relume services several outdoor LED markets, including Municipal Street and roadway lights, parking lots and garages, pedestrian areas, buildings and outdoor advertising displays. Relume’s business is primarily made up of outdoor lighting, with the remaining part of the business split between smart grid control systems, and LED lighting for media and signage. Relume’s patented Silver Circuitry™ process for LED thermal management offers the first seven-year LED warranty, adding value to customers by improving LED performance, lowering operating temperature and extending LED life.

On November 15, 2013, we acquired Tri-State DE LLC (“Tri-State”), a distributor of Revolution’s Seesmart products, for $3.3 million of cash and 815,000 common shares valued at $1.1 million. Tri-State has a strong management team and a significant client base in New York, New Jersey and Connecticut.

On April 17, 2014, we acquired Value Lighting, Inc. (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market, for a total purchase price of $39.3 million, of which $10.6 million was paid in cash funded with a loan from an affiliate, an unconditional obligation to issue an aggregate of 8,468,192 shares of common stock in four installments at nine, twelve, eighteen and twenty-four months from the acquisition date, valued at $20.9 million, and contingent consideration payable in cash or common stock at the option of the Company, aggregating up to a total of $11 million, if certain revenue and EBITDA targets are achieved by Value Lighting for 2014 and 2015 (valued at $7.8 million). We acquired Value Lighting for its presence in the multifamily residential and construction markets, the experience of the management team, its customer base, operational and business development synergies.

On December 18, 2014, we acquired All Around Lighting, Inc., a supplier of lighting fixtures, for a total purchase price of $5.0 million. The purchase price consisted of $0.9 million cash, 1,600,000 shares of the Company’s common stock, and additional cash consideration if certain revenue targets are achieved in 2015 and 2016 (initially valued at $0.3 million). The shares of common stock have been valued at $1.8 million, and are being issued in eleven installments over three years beginning in June 2015. The shares are subject to a price floor of $2.00 per share (initially valued at $1.9 million), which will terminate when total share consideration received is equal to $3.2 million. The aggregate purchase price of $5.0 million has been allocated to $1.7 million of tangible assets, $2.2 million of identifiable intangible assets and $2.8 million of goodwill, reduced by $1.7 million of liabilities assumed.

On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting for $0.6 million. The purchase price consisted of cash paid at closing of $0.1 million, $0.15 million paid in cash on September 1, 2015, $0.15 million payable in cash on March 1, 2016, and $0.2 million payable on September 1, 2016 in cash or common stock, at the Company’s option. The aggregate purchase price of $0.6 million was assigned to inventories.

On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The purchase consideration aggregated $31.5 million, which consisted of $10 million in cash, $9.7 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration initially valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares of common stock to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

The Lighting Industry

The global lighting industry generally is divided between three major market segments: commercial, industrial and residential. Within these three market segments exist two broad product categories: fixtures and light bulbs (referred to as lamps in the lighting industry). The fixtures category includes all apparatuses, luminaires and power/heat-control systems, while lamps consist of the replaceable devices that emit light. Conventional lamps include incandescent, fluorescent and high-intensity discharge (HID) products. For residential applications within the general illumination market, inexpensive incandescent and, to a lesser extent, compact fluorescent (CFL) bulbs have been the preferred choice. For commercial applications, we believe that the more expensive and long-lasting fluorescent and HID bulbs and fixtures have the largest market share at this time.

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

In North America, lighting manufacturers typically sell products directly to customers and through independent manufacturer’s representatives and electrical supply and distribution companies. The distributors then market products to electrical contractors and other end-users. Representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases while performance improves, combined with increased consumer education, we expect this lighting technology will continue to compete more effectively in the general illumination market versus traditional lighting. We believe the LED lighting industry is experiencing the following trends:

High Energy Costs Drive LED Adoption. As a result of rising electricity prices, particularly within dense urban areas already impacted by high energy costs, businesses and consumers seek new technologies to reduce energy consumption. LED lighting technology is one of the fastest growing opportunities to generate significant savings and quick returns on investment. LEDs are 60% more efficient than fluorescent lighting, and 80% more efficient than halogen and incandescent lighting. Based on the large percentage of a building’s energy usage consumed by lighting (20% commercial, 15% residential, 7% industrial), industry experts believe LED lighting will be the number-one energy efficiency retrofit opportunity by 2020.

Technological Maturity: The technological advancement to LED lighting has achieved commercial viability in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color-rendering (CRI). This maturity continues to drive growing market adoption. According to a U.S. Department of Energy study, LED market share is expected to account for $72 billion of the $105 billion general global lighting market by 2020.

Cost Compression: Market forces, including competitive pressure, greater manufacturing efficiencies, and increased technology adoption among consumers, continue to significantly drive down LED lamp prices. As a result, the global lighting market is experiencing increased LED adoption.

Superior Efficiency: Since the introduction of the first visible LED in the 1960s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs, through its full color spectrum output capabilities, to compete with preferred color temperatures achieved by traditional lighting solutions for applications in commercial, industrial and residential markets.

In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Typical incandescent light sources produce between 15 and 25 lumens per watt, while fluorescent and HID light sources can produce output exceeding 100 lumens per watt. Today’s LEDs currently perform at over 140 lumens per watt, delivering the highest efficiency light source to the market.

Governmental Influence: U.S. government regulation continues to drive efficiency, requiring greater standards among many lighting products today. Such initiatives by the United States Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program set industry-wide standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products while enhancing consumer awareness and education, allowing for more informed decisions when purchasing lighting products.

Local governments are also adopting regulations to address greater energy efficiency standards while meeting obligations to improve social responsibility and environmental conservation. Mandates requiring greater efficiency are often combined with divestment of energy sources to include more sources of alternate and renewable forms of energy generation, including solar, wind, cogeneration, geothermal and fuel cell technologies. State and federal tax incentives continue to provide a significant tailwind to support the growing adoption of these renewable technologies. This net effect translates into reduced energy use, particularly during times of peak energy demand that often relies on older and dirtier forms of energy generation, typically from coal power plants and other less efficient facilities. LED lighting is an attractive solution, considering improved lighting and safety and the significant efficiency benefits versus upfront costs investment to offer a quick and efficient solution with rapid return on investment to meet new legislation requirements.

Increased Incentive: Demand on the existing power grid in the United States continues to rise. This increased demand creates unique challenges for municipalities and energy providers in order to generate more power. Extensive investments to expand capacity, construct new facilities, and upgrade aging infrastructure are combined with costly and time-consuming regulatory approval processes, community and environmental challenges, and extended construction periods. As a result, many state government agencies, working in conjunction with the utility companies, provide incentives through the form of credits and rebates to help manage or reduce consumer demand. As LED lighting technology matured, more utilities are now offering incentives and rebate programs toward the installation of LED lighting to reduce upfront costs and improve return on investment. In an effort to encourage the development of high-quality, energy-efficient commercial LED lamps eligible for utility rebates, the DesignLights Consortium (DLC) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified-products list, making them eligible for substantial rebates from utility companies.

Customer Acceptance: While LEDs are rapidly gaining popularity, one of the biggest challenges remaining is educating potential customers on the true benefits of LED technology. Early adoption continues to show positive results reducing lifetime energy and maintenance costs, due to rated life expectancy of more than 8 years (exceeding 70,000 hours).

Social Responsibility: LED lighting solutions provide a significant opportunity for individuals, corporations and governments to meet environmental goals. LEDs do not contain mercury, unlike fluorescent lighting, which can be harmful to the environment, do not emit ultraviolet radiation (UV), typically do not contain glass, and are 100% recyclable.

Retrofit Focus: The energy savings and positive environmental impact of LED technology in both commercial and residential applications are increasing the market size of retrofit and renovation as compared to new construction. We believe we are experts in both retrofit and renovation. Retrofit consists of the replacement of a luminaire or lamp, one for one, without changing the location or type of luminaire. Renovation consists of redesign of the existing space with LED, potentially using new luminaires in a different location, and possibly adding a control system to further enhance the environment and the energy savings. There are billions of sockets currently operating with traditional light sources that we believe will be converted to LED.

Our Competitive Advantages

We believe the following strengths of our company provide us with competitive advantages in the marketplace:

Product Quality: We offer a high performance product, allowing clients to maximize economic returns and payback.

•	We design, manufacture and sell high-quality and reliable products across all of our brands with demonstrable performance advantages that are cost competitive. Many of our products are designed to operate over 70,000 hours, and are backed by warranties of up to 10 years. We achieve this, in part, through a combination of sourcing high-quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous third-party product testing. To deliver cost-competitive solutions, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

Delivering Solutions and Savings: We provide leading energy efficiency solutions, featuring products with support for multiple markets, and are designed to exceed customer energy efficiency and environmental goals. Based upon our review of publicly available performance data from competitors, our products can provide a quicker return on investment than competitive products, including a 60% energy savings over fluorescent and up to a 90% energy savings over halogen and incandescent lamps.

Authoritative Knowledge: We invest in employees with extensive knowledge, understanding and experience of lighting technology, building constraints, and regulatory environments that enables us to continue to provide superior quality products and service for our customers.

Distributors, Dealers and Agency Network: Our sales teams act as an invested partner committed to providing constant, expert, responsive guidance to our customers to ensure projects are completed on time and on budget.

•	We have 76 dealers, distributors and teaming partners in the United States, and distributors in four other countries. We are on track to continue to grow in selected domestic and international markets. Our distributor and dealer network provides us with a competitive advantage in delivering high-quality products rapidly to market and providing leading end-user education. We also have established relationships with 38 independent commercial sales agencies, which are overseen by four regional sales directors, to provide a geographic footprint spanning the entire United States territory.

Experienced Management Team. Our senior management team includes individuals with diverse backgrounds and broad experience. We are led by our Chairman, Chief Executive Officer and President Robert V. LaPenta, a very successful leader with over 40 years of executive management experience in building billion-dollar companies, and Chief Financial Officer and Director, James DePalma, with over 40 years of operational and finance experience in the defense and technology industries. In addition, our division senior management is comprised of individuals with accomplished experience in the lighting industry. Our management team has demonstrated the ability to drive organic growth and pursue and integrate strategic acquisitions.

Our Growth Strategy

Target Markets: Our objective is to become the leading provider of advanced LED lighting solutions and services. A key element of our growth strategy is servicing the following markets through the integration of LED lighting, controls and services including:

•	Commercial and Industrial (C&I)

•	Warehouse

•	Education

•	Healthcare

•	Hospitality

•	Federal government, including the military

•	State and local government

•	Multi-family

•	Signs and media

Regional/National Distribution: As the LED lighting market continues to build momentum, becoming the dominant lighting technology sold throughout the marketplace requires relationships with regional and national distribution groups. We plan to continue to establish relationships with regional and national distribution groups; this will provide us with another sales channel and significant opportunity for mass product distribution across key industries.

Expert Partner. We believe that quality service and expert partnership with our customers is instrumental to the continued success of our business. We will continue to deliver unmatched knowledge and understanding of lighting technology, building constraints, and regulatory environment, enabling repeat and new customers to select the best solution for their needs.

Refining our LED Product Portfolio. We intend to continue to refine and improve our LED product portfolio through our research and development team to ensure the highest quality solutions are available to meet our customer’s lighting needs.

Operational Efficiency: By introducing new products and expanding sales of existing products, we believe that we can significantly improve operational efficiency by reducing our cost of materials, components and manufacturing. Refining our products and increasing our sales also allows us to gain additional leverage from sales representatives within our distribution network, while maintaining competitive price points.

Developing and Protecting Our Intellectual Property. We have devoted significant resources to building an advanced research and development team for developing complementary intellectual property to expand our portfolio of advanced lighting technologies. Securing and defending intellectual property related to the design, manufacture and application of advanced lighting technology is expected to be a key element of our existing and future business. The strength of our design and intellectual property portfolio allows us to provide the highest quality LED solutions available, providing a significant advantage over many of our competitors.

Products

Commercial Lamps and Fixtures. The RVLT umbrella for commercial lamps and fixtures products includes the following commercial indoor and outdoor lighting products:

•	Linear Tube Lighting

•	Multi – Family Lighting

•	Commercial Troffer Lighting

•	High- and Low-Bay Lighting

•	Garage and Parking Area Lighting

•	Street Lighting

•	Luminaire LED Retrofit Kits

•	Downlighting and Accent Lighting

•	Replacement LED Lamps

•	Multi-Purpose Lighting

•	Signage and Accent Lighting

•	Smart Grid Control Systems

These categories encompass extensive product solutions with various sizes, shapes, color-temperature choices, light angles, lens options, and wattages. Applications include interior use, outdoor use, new fixture installation, retrofit installation, smart grid control systems and integration of our LED technology into custom applications.

Competition

We currently face competition from both traditional lighting companies that provide general lighting products, including incandescent, fluorescent, HID, metal halide (MH) and neon lighting. We also have competitors from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

In the general illumination market, we compete with traditional lighting companies that include Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Lithonia Lighting, Osram Sylvania, GE Lighting and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.). Our LED products tend to be alternatives to conventional lighting sources for applications within the commercial market. In these markets, we compete on the basis of performance, energy savings, lamp life and durability.

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

We believe that we will compete favorably in our markets, based on the following factors:

•	Unique design and quality of our product

•	Superior product performance

•	Experienced and robust sales and marketing resources

•	Authoritative knowledge of our expansive internal and external national distribution network and developed relationships

•	Invested partner committed to providing constant, expert, responsive guidance

•	Ability to deliver a seamless experience

•	Speed to market with the latest technology at competitive price points

•	UL, DLC and Energy Star certifications

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends upon our success in maintaining and delivering superior product performance in the market at competitive prices on a timely basis.

Sales and Marketing

We design, manufacture, market and sell LED solutions; we believe that we furnish exceptional customer service and the highest-quality LED products available for commercial installation. Our Value Lighting and All Around divisions also sell conventional lighting products in the multifamily market based on customer needs.

We market and sell our LED products through our internal sales force and national dealer and distribution network and commercial agency networks. Generally, our distributors, dealers and agencies are recruited, trained and monitored by us directly. We maintain a firm policy on the use of our name for branding our LED lighting products, and we control the message going to our end users in all of our self-generated collateral material.

We promote our brands and products through print media, online media, trade shows and educational seminars. Our advertising is geared toward lead generation, distributor and dealer recruitment, brand awareness and end-user acceptance of LED technology.

We maintain an in-house channel management team that supports our distributor and dealer base. As we grow, we plan to grow our team to manage their accounts and give them the support they need to build their business and promote the brands we own.

Manufacturing and Suppliers

We design and engineer our products and outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components that we specify and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers and allocate the manufacture of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted in our facilities in Simi Valley, California and Oxford, Michigan where we also assemble and manufacture certain of our products. These facilities are also dedicated to assemble products that satisfy the definition of “Made in America”.

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

Research and Product Development

We pride ourselves on delivering the highest quality lighting products. Our research and development team is focused on the design and integration of electronics, optics and thermal management solutions to create advanced lighting solutions. Through these efforts, we seek to enhance our existing products, design new products, and develop solutions for customer applications. We believe that quick responsiveness to customer demands and our ability to achieve industry certifications such as UL, DLC and Energy Star for certain products differentiates us from many of our competitors, as we rapidly introduce new products to address market needs.

During 2015, 2014 and 2013, we spent $2.5 million, $2.1 million and $1.8 million, respectively, on research and product development activities. We continue to invest in our product development, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

We currently hold 26 patents related to our LED lighting intellectual property and have 12 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization or foreign patent offices.

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

Many of our customers require that our products be listed by UL. UL is a U.S., independent, nationally recognized testing laboratory and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials, systems for compliance to specific requirements, and it permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. Many of our LED lighting products are UL-listed, which boosts demand by ensuring their quality and safety.

Today, many of our customers and end-users also expect our products to meet the applicable DLC or Energy Star requirements. DLC and Energy Star are industry standards for energy-efficient lighting products. To qualify for Energy Star certification, LED lighting products must pass a variety of rigorous tests to prove that the products have certain performance and efficiency characteristics. Four of our former Array-branded lamps were among the first lamps to be certified under the Energy Star program, which began accepting applications for lamps in September 2010. A variety of our LED products are DLC-listed, too, making them eligible for valuable rebates from utility companies. As of March 1, 2016, the DLC lists 793 Revolution Lighting Technologies LED products on its Qualified Products List. Like Energy Star, DLC sets stringent product performance and efficiency requirements that manufacturers must meet to qualify for certification. In fact, DLC bases many of its performance requirements on the Energy Star model. However, unlike Energy Star, which primarily regulates products for the residential lighting market, DLC regulates lighting products manufactured for the commercial market. By designing and manufacturing LED products that meet DLC, Energy Star and UL standards, we expect to further improve our sales and industry reputation.

Seasonality

The business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have experienced, and generally expect to experience, increasing revenue as the year progresses.

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

Financial Information about Foreign and Domestic Operations

See Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Environmental Protection Regulations

We believe that compliance with environmental protection regulations will not have a material impact on our financial position and results of operations.

Employees

As of December 31, 2015, we had a total of 235 full-time employees and three part-time employees. We enjoy good employee relations. Our employees are not members of any labor union, and we are not a party to any collective bargaining agreement.

Corporate Information

Our principal executive offices are located at 177 Broad Street, 12th Floor, Stamford, CT 06901. Our telephone number is (203) 504-1100 and our website is located at www.rvlti.com.

We are a public company and are subject to informational requirements of the Securities Exchange Act of 1934. Accordingly, we filed periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically. We maintain a corporate website at www.rvlti.com. Other than an investor’s own internet access charges, we make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the SEC. We intend to use our website as a regular means of disclosing material information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations”. Accordingly, investors should monitor such portions of the website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts.

Item 1A.	Risk Factors

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deemed immaterial may also affect our business operations.

We have a history of losses and may incur losses in the future. We may be unable to generate sufficient operating income from the sale of our products or raise additional debt or equity capital.

We have experienced net losses of $2.4 million, $5.2 million and $16.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $74.7 million. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our product lines and improve our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations. Our operating expenses may continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We have funded our operations primarily through the issuance of common and preferred stock. We have received financing primarily from our affiliate RVL 1, LLC (“RVL”), an entity affiliated with our Chairman, Chief Executive Officer and President. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and product development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. If we raise funds by selling additional shares of our common stock or securities convertible or exercisable into our common stock, the ownership interest of our existing stockholders will be diluted. If we are unable to obtain sufficient outside capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders.

Pursuant to our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), we currently have authorized 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

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

Our loan and security agreement with Bank of America, N.A., as amended (the “Loan Agreement”), contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions require that we maintain certain solvency ratios tied to our ability to borrow under the terms of the Loan Agreement, and generally require us to obtain lender consents for acquisitions. There can be no assurance that we will be in compliance with all covenants in the future or that Bank of America will agree to modify the Loan Agreement, should that become necessary.

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

Part of our strategy to increase revenue and market share is to grow through strategic acquisitions in order to complement and expand our business. On December 20, 2012, we acquired Seesmart; on August 22, 2013, we acquired Relume; on November 15, 2013, we acquired Tri-State; on April 17, 2014, we acquired Value Lighting; on December 18, 2014, we acquired All Around; on Feb 5, 2015 we acquired E-Lighting; and on August 5, 2015 we acquired Energy Source. These acquisitions involve risks related to the integration and management of technology, operations and personnel of separate companies. The integration of these businesses will be a complex, time-consuming and expensive process and may disrupt our business if not completed in a timely and efficient manner.

We may encounter difficulties, costs and delays involved in integrating the operations, including:

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

In addition, in the first quarter of 2013, we transitioned our corporate headquarters from Charlotte, North Carolina to Stamford, Connecticut. Seesmart has California and Illinois locations; Relume is headquartered in Michigan; Value Lighting is headquartered in Georgia with facilities in Georgia, Texas and Maryland; Tri-State is headquartered in Connecticut; All Around is headquartered in Texas; E-Lighting is headquartered in Texas; and Energy Source is headquartered in Rhode Island. The geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of our acquisitions of Seesmart, Relume, Tri-State, Value Lighting, All Around, E-Lighting and Energy Source, and in consideration of future acquisitions, goodwill and other intangible assets have been and will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a charge in the period in which such an impairment is identified. Such charge could have a severe negative impact on our business, financial condition and results of operations. The following factors also could result in material charges that would adversely affect our results:

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

In the replacement lamp market where we sell our Seesmart, Relume, Array and CMG line of LED products, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE Lighting, Osram Sylvania and Royal Philips Lighting. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands, Cree, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Lighting. In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.

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

Reductions in (including as a result of any budgetary constraints), or the elimination of, government investment and favorable energy policies designed to accelerate the adoption of LED lighting could result in decreased demand for our products and decrease our revenues, profits and margins. Further, if our products fail to qualify for any financial incentives or rebates provided by governmental agencies or utilities for which our competitors’ products qualify, such programs may diminish or eliminate our ability to compete by offering products at lower prices than our competitors.

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

We cannot ensure that we will be able to obtain any required certifications for our new products or that, if certification standards are amended, we will be able to maintain any such certifications for our existing products, especially since existing codes and standards were not created with our lighting products in mind. Moreover, although we are not aware of any effort to amend any existing certification standard or implement a new certification standard in a manner that would render us unable to maintain certification for our existing products or obtain certification for new products, our revenue might be materially harmed if such an amendment or implementation were to occur.

Regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of the Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC established annual disclosure and reporting requirements for those companies who may use “conflict” minerals mined from the DRC and adjoining countries in their products. These requirements required us to undertake due diligence efforts beginning in the 2013 calendar year, with initial disclosure requirements beginning in May 2014. These requirements could affect the sourcing and availability of certain minerals used in the manufacturing of our products. As a result, we may not be able to obtain the relevant minerals at competitive prices, and there will likely be additional costs associated with complying with the due diligence procedures as required by the SEC. In addition, as our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement, and we may incur additional costs as a result of changes to product, processes or sources of supply as a consequence of these new requirements.

Customers may be unable to obtain financing to make purchases from us.

Some of our customers require financing in order to purchase our products. The potential inability of these customers to access the capital needed to finance purchases of our products and meet their payment obligations to us could adversely impact our financial condition and results of operations. If our customers become insolvent due to market and economic conditions or otherwise, it could have a material adverse impact on our business, financial condition and results of operations. Our affiliate, Aston, has provided financing to some customers, but is under no obligation to continue to provide capital for future orders or other customers. There can be no assurance that Aston or other third party finance companies will continue to provide capital to our customers.

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

Some of these relationships have not been formalized in a detailed contract, and may be subject to termination at any time. The agreements that are formalized in a contract are generally short-term, not exclusive, and can be cancelled by these sales channels without significant financial consequence. In addition, these parties provide technical sales support to end-users. We cannot control how these sales channels perform and cannot be certain that end-users will be satisfied by their performance. If these distributors and agents significantly change their terms with us, or change their historical pattern of ordering products from us, there could be a significant impact on our revenue and profits.

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

To a significant extent, our success will depend on our senior management team, including the Chairman, Chief Executive Officer and President Robert V. LaPenta, and other members of the executive team. The loss of any of these individuals could severely harm the business. Our success also depends on our continued ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, manufacturing, administrative and sales and marketing personnel. Competition for these individuals is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting and retaining a sufficient number of qualified technical personnel, which could harm our ability to develop new products and adversely impact our relationships with existing and future customers. The inability to attract and retain necessary technical, managerial, manufacturing, administrative and sales and marketing personnel could harm our ability to obtain new customers and develop new products and could adversely affect our business and operating results.

We are a “controlled company” within the meaning of the rules of NASDAQ and, as a result, are exempt from certain corporate governance requirements that offer protections to stockholders of other NASDAQ-listed companies.

As of March 1, 2016, a majority of our outstanding stock is owned by RVL and its affiliates, including our Chairmen, Chief Executive Officer and President and our Chief Financial Officer. As of March 1, 2016, the Company has 160.0 million common shares outstanding, of which 84.2 million shares, or 52.6%, are beneficially owned by RVL and its affiliates. As a result, we are a “controlled company” within the meaning of NASDAQ Marketplace Rule 5615. As a controlled company, we are exempt from certain NASDAQ corporate governance requirements, including that:

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

We currently utilize these exemptions. Accordingly, our stockholders are currently not afforded the same protections as stockholders of other NASDAQ-listed companies that are subject to the NASDAQ corporate governance requirements. As a result, it is possible that our directors will have interests and take actions that are in conflict with the interests of the stockholders. We anticipate that we will lose our “controlled company” status during 2016.

We are currently controlled by our majority stockholder, RVL, whose interests may not be aligned with the interests of our other stockholders.

RVL and its affiliates currently beneficially own a majority of our outstanding shares of common stock. Consequently, RVL controls the outcome of all matters submitted for stockholder action, including the composition of our board of directors and the approval of significant corporate transactions. Through its majority representation on our board of directors, RVL has a controlling influence on our strategic direction, policies and management, including the ability to appoint and remove officers. As a result, RVL may cause us to take actions that may not be aligned with the interests of other stockholders. For example, RVL may prevent, delay or accelerate any transaction involving a change in control of us or in which our stockholders might receive a premium over the prevailing market price for their shares, or may determine to pursue a transaction not involving a premium. Although we anticipate that RVL and its affiliates will cease to hold a majority of our outstanding shares during 2016, RVL will continue to exert substantial influence on stockholder and board decisions.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (sq. feet)	Year of Lease Expiration

Corporate headquarters	Stamford, Connecticut	16,626	2020
Office and warehouse	Simi Valley, California	12,200	2018
Office, distribution and light manufacturing	Maple Grove, Minnesota	13,200	2018
Office and distribution center	Greenwich, Connecticut	5,230	2020
Office and training center	Crystal Lake, Illinois	10,000	2018
Office, distribution and light manufacturing, showroom and training	Oxford, Michigan	45,000	2017
Office and warehouse	Marietta, Georgia	63,000	2024
Warehouse and distribution center	Marietta, Georgia	14,372	2016
Office, warehouse and distribution center	Carrollton, Texas	37,824	2022
Office and warehouse	Beltsville, Maryland	28,800	2018
Office and warehouse	Carrollton, Texas	73,986	2020
Office	Providence, RI	4,225	2018
Office and warehouse	San Marcos, Texas	20,376	2018
Office	Billerica, Massachusetts	2,883	2020

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings

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

(a) Our common stock is quoted on The NASDAQ Capital Market under the symbol “RVLT.” The following table sets forth the high and low sales prices for our Common Stock for the periods indicated as reported by The NASDAQ Capital Market:

	2015		2014
	High	Low	High	Low
First Quarter	$1.39	$0.92	$4.35	$2.81
Second Quarter	1.50	1.06	3.40	2.01
Third Quarter	1.28	0.91	2.67	1.63
Fourth Quarter	1.06	0.68	2.17	0.98

(b) The number of holders of record of our Common Stock on March 1, 2016 was 125. This number does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On March 1, 2016, the last reported sale price of our common stock on the Nasdaq Capital Market was $0.75 per share.

(c) We have never paid a cash dividend on our Common Stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our Common Stock in the foreseeable future. We are also limited in our ability to pay dividends under our loan and security agreement with Bank of America. For additional information on our loan and security agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Cash Flows” and Note 15 of our Notes to Consolidated Financial Statements.

(d) Equity Compensation Plan Information as of December 31, 2015

The following table provides information as of December 31, 2015 with respect to shares of our Common Stock that may be issued under our equity compensation plans. For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 1 and 8 of our Notes to Consolidated Financial Statements.

Plan Category	(a) Number of common shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of common shares available for future issuance (excluding securities reflected in column (a))
Equity compensation plans (stock options) approved by stockholders	314,834	$4.36	—
Equity compensation plans (restricted share awards) approved by stockholders (a)	—	N/A	2,437,186

Totals	314,834	N/A	2,437,186

(a)	Excludes previous grants of restricted stock totaling 2,706,664 shares and 831,150 shares for incentive compensation.

Stock Performance Graphs

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

Supplemental stock performance graph

In 2012, a change in control of the Company was effected when RVL purchased 73% of the Company’s outstanding voting stock. The following supplemental graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the period commencing on September 12, 2012, the date when RVL announced its initial investment in the Company, to December 31, 2015. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$3,000.00
$2,500.00
$2,000.00
$1,500.00
$1,000.00
$500.00
$-
09/12/12
12/31/12
12/31/13
12/31/14
12/31/15
RVLT
NASDAQ Composite
Dow Jones US Electrical Components & Equipment Index

	9/12/12	12/31/12	12/31/13	12/31/14	12/31/15
Revolution Lighting Technologies, Inc.	$100.00	$484.61	$2,638.68	$1,038.55	$615.44
NASDAQ Composite	100.00	96.92	133.97	151.89	160.59
Dow Jones US Electrical Components & Equipment Index	100.00	100.45	137.26	146.50	136.56

Five-year stock performance graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the five-year period commencing on December 31, 2010. The stock price performance shown on the graph is not necessarily indicative of future price performance.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/10
12/30/11
12/31/12
12/31/13
12/31/14
12/31/15
RVLT
NASDAQ Composite
Dow Jones US Electrical Components & Equipment Index

	2010	2011	2012	2013	2014	2015

Revolution Lighting Technologies, Inc.	$100.00	$53.19	$30.73	$167.05	$65.75	$38.96
NASDAQ Composite Index	100.00	98.26	113.94	157.59	178.74	188.98
Dow Jones US Electrical Components & Equipment Index	100.00	88.62	107.23	146.56	156.33	145.72

Item 6.	Selected Financial Data

The following table presents selected historical consolidated financial data of Revolution Lighting Technologies, Inc. for the fiscal years ended December 31, 2015, 2014, 2013, 2012 and 2011. The selected historical consolidated financial data has been derived from Revolution Lighting Technologies, Inc.’s audited consolidated financial statements for the respective dates and periods.

The information presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

(in thousands, except per share data)	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
Statement of Operations Data:
Revenue	$129,656	$76,840	$26,060	$4,481	$8,988
Cost of sales	86,366	52,617	16,108	4,705	7,075

Gross profit (loss)	43,290	24,223	9,952	(224)	1,913

Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	1,950	2,488	3,541	286	—
Amortization and depreciation	4,868	5,644	3,122	493	447
Stock-based compensation	2,719	1,711	809	45	301
Other selling, general and administrative	32,179	23,204	11,193	4,417	5,233
Research and development	2,475	2,076	1,809	555	834
Impairment expense	—	—	—	3,397	408

Total operating expenses	44,191	35,123	20,474	9,193	7,223

Operating loss	(901)	(10,900)	(10,522)	(9,417)	(5,310)

Non-operating income (expense):
Gain on debt restructuring	—	—	—	1,048	—
Change in fair value of embedded derivative	—	—	(6,990)	—	—
Gain on bargain purchase of business	—	—	743	—	—
Interest expense and other bank charges	(1,481)	(830)	(52)	(209)	(115)

Total non-operating income (expense), net	(1,481)	(830)	(6,299)	839	(115)

Loss before income taxes	(2,382)	(11,730)	(16,821)	(8,578)	(5,425)
Deferred income tax benefit	—	6,550	—	—	—

Net loss	(2,382)	(5,180)	(16,821)	(8,578)	(5,425)

Accretion of preferred stock redemption value, beneficial conversion feature, and discount	—	(919)	(2,290)	(5,195)	—
Accrual of preferred stock dividends	—	(1,445)	(1,360)	(31)	—
Deemed distribution on exchange of preferred stock	—	(5,301)	—	—	—

Net loss attributable to common stockholders	$(2,382)	$(12,845)	$(20,471)	$(13,804)	$(5,425)

Basic and diluted net loss per common share attributable to common stockholders	$(0.02)	$(0.14)	$(0.26)	$(0.63)	$(0.33)

(in thousands)	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data (at end of period):
Cash and cash equivalents	$219	$6,033	$1,757	$4,434	$3,015
Working capital	25,851	18,788	(1,796)	(1,815)	5,326
Total assets	177,635	126,542	52,237	31,277	11,948
Related party notes payable	2,565	2,565	—	—	2,315
Revolving credit facility	22,026	8,760	—	—	—
Total liabilities	75,532	49,226	15,815	10,581	3,637
Convertible redeemable preferred stock	—	—	10,966	—	—

Total stockholders’ equity	102,103	77,316	25,456	20,696	8,311

(1)	Reflects the acquisition of E-lighting on February 5, 2015, and Energy Source on August 5, 2015.
(2)	Reflects the acquisition of Value Lighting on April 17, 2014, All Around on December 18, 2014, the Preferred Stock Exchange on December 1, 2014 (see Note 7 of the Notes to the Consolidated Financial Statements), and the public offering of common stock on December 1, 2014.
(3)	Reflects the acquisition of Relume on August 22, 2013 and Tri-State on November 15, 2013.
(4)	Reflects the acquisition of Seesmart on December 20, 2012 and the investment by RVL1 LLC on September 12, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture, market and sell high-performance, commercial grade smart grid control systems, commercial grade LED fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, and LED replacement lamps, as well as conventional lighting fixtures. We sell our LED products under the RVLT, Seesmart, Lumificient, Value Lighting, Array and CMG brand names. Our products incorporate many proprietary and innovative features. We believe that our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as federal, state and local governments, industrial, commercial and government facilities, multi-family real estate construction, hospitality, institutional, educational, healthcare and signage. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

On December 20, 2012, we acquired Seesmart, headquartered in Simi Valley, California. With the acquisition of Seesmart, we targeted the C&I sales channel, moving away from the big box store model the Company previously pursued. Seesmart is a leading LED solutions provider with a range of solutions serving the commercial lighting market. We believe that Seesmart’s management combined with its exclusive network of experienced lighting distributors and sales representatives provides us with a customer and solution-focused advantage.

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

On April 17, 2014, we completed the acquisition of Value Lighting, a supplier of lighting solutions to the multifamily residential market. We acquired Value Lighting for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, and operational and business development synergies which we believe provide an opportunity to offer our LED solutions through Value Lighting’s existing distribution channels.

On December 18, 2014, we completed the acquisition of All Around for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, operational and business development synergies.

On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting, consisting principally of inventory.

On August 5, 2015, we completed the acquisition of Energy Source, a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. We acquired Energy Source for its management team, its client base and operational and business development synergies.

Segment information

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps). For each of the two years ended December 31, 2014, we reported two segments, Lighting Fixtures and Lamps, and Lighting Signage and Media. Due to changes in the management, organizational structure and internal reporting, our operations now comprise one reportable segment for financial reporting purposes, and therefore segment disclosures are no longer presented.

See Note 12 of the Notes to the Consolidated Financial Statements for financial information about foreign and domestic operations.

Results of operations

Revenue

Revenue is derived from sales of our advanced lighting products. These products consist of solid-state LED replacement lamps, lighting systems and controls, as well as conventional lighting fixtures. Revenue is subject to both quarterly and annual fluctuations and is impacted by the timing of individually large orders as well as delays in product orders or changes to the timing of shipments or deliveries. We recognize revenue upon shipment or delivery to our customers in accordance with the respective contractual arrangements. We recognize revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The majority of our sales are to the North American market (which includes Canada, but excludes Mexico for our purposes), and we expect that region to continue to be a major source of revenue for us. However, we also derive a portion of our revenue from customers outside of the North American market. Substantially all of our revenue is denominated in U.S. dollars.

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

Summary of Results

For the year ended December 31, 2015, the Company reported revenues of $129.7 million and a net loss of $2.4 million, compared to revenues of $76.8 million and a net loss of $5.2 million for the corresponding period in 2014 and revenues of $26.1 million and a net loss of $16.8 million for the corresponding period in 2013. The 2015 results reflect the acquisitions of E-Lighting and Energy Source from their respective dates of acquisition; the 2014 results reflect the acquisition of Value Lighting and All Around from their respective dates of acquisition; and the 2013 results reflect the acquisitions of Relume and Tri-State from their respective dates of acquisition. The Company’s reported net losses for the years ended December 31, 2015, 2014 and 2013 included the following:

(in millions)	2015	2014	2013
Acquisition, severance and transition costs	$(2.0)	$(2.5)	$(3.5)
Amortization and depreciation	(4.9)	(5.6)	(3.1)
Stock-based compensation cost	(2.7)	(1.7)	(0.8)
Change in fair value of embedded derivatives	—	—	(7.0)
Gain on bargain purchase of business	—	—	0.7
Interest expense and other bank charges	(1.4)	(0.8)	(0.1)
Deferred income tax benefit	—	6.6	—

Total	$(11.0)	$(4.0)	$(13.8)

In connection with the acquisitions in 2014, the Company recorded net deferred tax liabilities of $6.6 million, primarily resulting from the recognition of amortizable intangible assets at the date of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company had provided a valuation allowance. Accordingly, the valuation allowance has been reduced by a corresponding amount during the year ended December 31, 2014.

A significant portion of our 2015 and 2014 revenue is from acquisitions consummated during those years. On a pro forma basis, after giving effect to the acquisitions as if they had been consummated on January 1, 2014, revenues for the year ended December 31, 2015 increased by $22.6 million, or 20%, to $138.5 million from $115.9 million for the year ended December 31, 2014.

Revenue

(in thousands)	Year Ended December 31,
	2015	2014	2013
Total revenue	$129,656	$76,840	$26,060

Fiscal 2015 compared with fiscal 2014

Total revenue for the year ended December 31, 2015 increased 69%, or $52.9 million, to $129.7 million as compared to $76.8 million for the year ended December 31, 2014. Of this increase, $16.3 million results from the 2015 acquisitions (See Note 2 of the Notes to the Consolidated Financial Statements). The remaining $36.6 million increase reflects organic growth of 18% due to strong LED sales and the full-year effect of the 2014 acquisitions of Value and All-Around.

Fiscal 2014 compared with fiscal 2013

Total revenue for the year ended December 31, 2014 increased 195%, or $50.7 million, to $76.8 million as compared to $26.1 million for the year ended December 31, 2013. Of this increase, $46.2 million results from the 2014 acquisitions (see Note 2 of the Notes to the Consolidated Financial Statements). The remaining increase primarily reflects the full-year effect of the 2013 acquisitions of Relume and Tri-State, partially offset by the 2013 impact of the fulfillment of several large orders from a group of related customers that did not recur in 2014.

Profit and Cost of Goods Sold

(in thousands)	Year Ended December 31,
	2015	2014	2013
Revenue	$129,656	$76,840	$26,060
Cost of sales	86,366	52,617	16,108

Gross profit	$43,290	$24,223	$9,952

Gross margin %	33.4%	31.5%	38.2%

Fiscal 2015 compared with fiscal 2014

Gross profit for the year ended December 31, 2015 was $43.3 million, or 33.4% of revenue, as compared to gross profit of $24.2 million, or 31.5% of revenue, for the corresponding period of 2014. The increase in gross margin percentage reflects the impact of the acquisitions noted above from their respective dates of acquisition and the continued effort of the sourcing team to leverage increased volume to reduce cost.

Fiscal 2014 compared with fiscal 2013

Gross profit for the year ended December 31, 2014 was $24.2 million, or 31.5% of revenue, as compared to gross profit of $10 million, or 38.2% of revenue, for the corresponding period of 2013. The increase in gross profit reflects the impact of the acquisitions noted above from their respective dates of acquisition. The 2013 results reflect the revenue and margin impact of several large, non-recurring orders.

Operating Expenses

(in thousands)	Year Ended December 31,
	2015	2014	2013
Operating expenses:
Selling, general and administrative
Acquisition, severance and transition costs	$1,950	$2,488	$3,541
Amortization and depreciation	4,868	5,644	3,122
Stock-based compensation	2,719	1,711	809
Other selling, general and administrative	32,179	23,204	11,193

	41,716	33,047	18,665
Research and development	2,475	2,076	1,809

Total operating expenses	$44,191	$35,123	$20,474

Fiscal 2015 compared with fiscal 2014

Selling, general and administrative (“SG&A”) expenses were $41.7 million for the year ended December 31, 2015 as compared to $33.0 million for the same period in 2014, an increase of $8.7 million, or 26%. This results from the 2015 acquisitions of E-Lighting and Energy Source, and the full-year effect of the 2014 acquisitions of Value Lighting and All Around. As a percentage of net sales, SG&A, decreased from 43% during 2014 to 32% during 2015, as increased revenue enabled the Company to realize economies of scale. We incurred non-cash amortization and depreciation of $4.9 million for the year ended December 31, 2015, a decrease of $0.8 million over the same period in 2014, primarily due to additional amortization recognized in 2014 for our short-lived intangible assets associated with our Value Lighting acquisition.

Research and development costs increased $0.4 million, or 19%, to $2.5 million during the year ended December 31, 2015, compared to the same period in 2014, reflecting our continued commitment to the development of high-quality LED technology.

Fiscal 2014 compared with fiscal 2013

SG&A expenses, were $33.0 million for the year ended December 31, 2014 as compared to $18.7 million for the same period in 2013, an increase of $14.3 million, or 77%. This results from the 2014 acquisitions of Value Lighting and All Around, and the full-year effect of the 2013 acquisitions of Tri-State and Relume. As a percentage of net sales, SG&A expenses decreased from 72% during 2013 to 43% during 2014, as increased revenue enables the Company to realize economies of scale. We incurred non-cash amortization and depreciation of $5.6 million for the year ended December 31, 2014, an increase of $2.5 million over the same period in 2013, primarily due to the amortization of intangible assets acquired in the Value Lighting acquisition.

Research and development costs increased $0.3 million, or 15%, to $2.1 million during the year ended December 31, 2014, compared to the same period in 2013, reflecting our continued commitment to the development of high-quality LED technology.

Other Income and Expense

(in thousands)	Year Ended December 31,
	2015	2014	2013
Change in fair value of embedded derivative	$—	$—	$(6,990)
Gain on bargain purchase of business	—	—	743
Interest expense and other bank charges	(1,481)	(830)	(52)

Total other expense, net	$(1,481)	$(830)	$(6,299)

For the year ended December 31, 2015 and 2014, the Company recorded interest expense and other bank charges of $1.5 million and $0.8 million, respectively, primarily related to borrowings under the Bank of America revolving credit facility and certain borrowings from RVL and its affiliates (see Notes 14 and 15 of the Notes to Consolidated Financial Statements).

In connection with the acquisition of the Elite business during the year ended December 31, 2013, we recognized a bargain purchase gain of $0.7 million. See Note 2 of the Notes to Consolidated Financial Statements.

The change in fair value relates to the embedded conversion feature on the Series E Preferred Stock. See Note 7 of the Notes to Consolidated Financial Statements. The Series E Preferred Stock is no longer outstanding as of December 31, 2014.

Income Tax

A tax benefit of $6.6 million was recognized in 2014. In connection with the 2014 acquisitions, we recorded deferred tax liabilities in this amount, primarily resulting from the recognition of amortizable intangible assets at the dates of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which the Company provided a valuation allowance; accordingly, the valuation allowance has been reduced by a corresponding amount. No income tax benefit was recorded for the years ended December 31, 2015 and 2013 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

Net Loss

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Net loss	$(2,382)	$(5,180)	$(16,821)
Net loss attributable to common stockholders	(2,382)	(12,845)	(20,471)
Basic and diluted loss per common share applicable to common stockholders	(0.02)	(0.14)	(0.26)

Net loss attributable to common stockholders for the year ended December 31, 2014 includes the $5.3 million effect of the Preferred Stock Exchange. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Net loss attributable to common stockholders for the year ended December 31, 2014 and 2013 includes the effects of the accretion to redemption value of the Series E and F Preferred Stock and accrual of preferred stock dividends. These amounts were greatly reduced in 2014 due to the June 2014 exchange of Series F Preferred Stock for Series G Preferred Stock, and the December Preferred Stock Exchange. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Weighted average shares outstanding were 149.3 million, 92.2 million and 77.3 million for the years ended on December 31, 2015, 2014 and 2013, respectively.

LIQUIDITY, CAPITAL RESOURCES AND CASH FLOWS

Liquidity and capital resources

At December 31, 2015, we had cash and cash equivalents on hand of $0.2 million and we estimate that we were eligible to borrow an additional $2.6 million under our loan and security agreement with Bank of America, as described below, based upon the current levels of inventory and accounts receivable. During the years ended December 31, 2015, 2014 and 2013, we reported negative cash flow from operations of $16.7 million, $14.3 million and $8.1 million, respectively. Negative operating cash flows during 2015 reflect our higher working capital investment to support our greatly expanded 2015 operations.

Cash flows during 2015 include net proceeds of $9.5 million from the sale of 8.7 million shares of our common stock to a third party investor. The proceeds were used to fund the cash portion of the Energy Source acquisition. Cash flows during 2014 include net proceeds of $8.6 million from an underwritten public offering of 8 million shares of our common stock. The proceeds were used for general corporate purposes.

During 2014, we received various loans from RVL and its affiliates aggregating $18.1 million, of which $10.6 million was used to pay the cash portion of the purchase price of Value Lighting. On June 30, 2014, $12.6 million of outstanding principal and interest owed to RVL and its affiliates was exchanged for shares of our Series G Preferred Stock, including the amount borrowed to fund the cash portion of the purchase price of Value Lighting. On July 31, 2014, certain outstanding short-term loans and cash advances owed to RVL and its affiliates were consolidated into a longer-term note in the principal amount of $5.7 million, due April 1, 2016. A portion of this note was repaid with proceeds from the Bank of America revolving credit facility (as described below), such that a balance of $2.6 million remained outstanding under the note as of December 31, 2015, due April 1, 2017.

During 2014, the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Borrowings under this facility were $22.0 million as of December 31, 2015, an increase of $13.3 million during 2015. The Loan Agreement contains covenants which limit the ability of the Company to, among other things, (i) create, incur, guarantee or suffer to exist any indebtedness; (ii) create or suffer any lien upon any property; (iii) declare or make distributions to equity holders or create any restriction on the ability of a subsidiary to make such a distribution; (iv) make investments; (v) sell, lease, license, consign or otherwise dispose of any property; (vi) make loans or other advances of money to any person; (vii) make payments on certain indebtedness; and (viii) enter into transactions with affiliates. In addition, the Loan Agreement includes financial covenants that, on a consolidated basis, requires the Company to maintain, for the most recent twelve fiscal months, a ratio of (i) EBITDA minus Capital Expenditures (as defined in the Loan Agreement) and cash taxes paid to (ii) Fixed Charges (as defined in the Loan Agreement), of not less than 1.1 to 1.0, and a ratio of (i) Senior Debt (as defined in the loan agreement) to (ii) EBITDA of not more than 3.5 to 1.0. We are in compliance with our covenants and obligations under the facility.

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

At December 31, 2015, the Company had positive working capital of $25.9 million, compared to positive working capital at December 31, 2014 of $18.8 million. The increase in working capital is the result of investment needed to support the greatly expanded business. Significant balance sheet changes during 2015 were primarily the result of the 2015 acquisitions and increases in business volume.

While the Company generated negative cash flows from operations in the full fiscal year 2015, it did achieve positive cash flows from operations in the fourth quarter of 2015 and the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we have realized revenues of $129.7 million during the year ended December 31, 2015 and positive earnings and cash flow in the fourth quarter, we face challenges in order to maintain profitability, and there can be no assurance that we will sustain positive cash flows from operations and profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations, maintain our revolving credit facility, or raise additional capital. Additional capital could take the form of public or private debt, equity financing, other sources of financing to fund operations, or the support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

In addition, to accelerate the growth of our operations in response to new market opportunities or to acquire other technologies or businesses, we may need to raise additional capital. Additional capital may come from several sources, including the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share, and adversely affect the prevailing market price for our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, or at all, we may be unable to expand our business or pursue an acquisition and our business, results of operations and financial condition may be materially adversely affected.

Cash Flows

(in thousands)	2015	2014	2013

Operating activities	$(16,689)	$(14,303)	$(8,146)

Investing activities	(10,961)	(12,006)	(10,570)

Financing activities	21,836	30,585	16,039

Total	$(5,814)	$4,276	$(2,677)

Fiscal 2015 compared with fiscal 2014

While we generated positive cash flow from operations in the fourth quarter, net cash used in operating activities increased $2.4 million, to $16.7 million for the year ended December 31, 2015, as compared to $14.3 million for the year ended December 31, 2014. Operating cash flows during 2015 reflect our higher working capital investment, particularly in accounts receivable and inventory, to support our greatly expanded 2015 operations.

Net cash used in investing activities decreased by $1.0 million for the year ended December 31, 2015 as compared to the same period in 2014. The decrease in cash used in investing activities reflects $10.5 million of cash used for acquisitions in the year ended December 31, 2015 compared to $11.5 million in 2014.

Net cash provided by financing activities decreased by $8.7 million for the year ended December 31, 2015 as compared to the same period in 2014 primarily due to net proceeds of related party loans received in 2014, partially offset by increased borrowings from the revolving credit facility in 2015.

Fiscal 2014 compared with fiscal 2013

Net cash used in operating activities increased $6.2 million, to $14.3 million for the year ended December 31, 2014, as compared to $8.1 million for the year ended December 31, 2013. Operating cash flows during 2014 reflect our higher working capital investment, particularly in accounts receivable, to support our greatly expanded 2014 operations.

Net cash used in investing activities increased by $1.4 million for the year ended December 31, 2014 as compared to the same period in 2013. The increase in cash used in investing activities reflects $11.5 million of cash used for acquisitions in the year ended December 31, 2014 compared to $10.4 million in 2013.

Net cash provided by financing activities increased by $14.5 million for the year ended December 31, 2014 as compared to the same period in 2013. This increase includes the net proceeds from a public offering of our common stock, borrowings against our new revolving credit facility, and related-party loans received during 2014.

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

Accounts Receivable and Bad Debts - Our strategy for managing doubtful accounts includes centralized credit policies and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns. We believe that our allowance for doubtful accounts and reserve for product returns were adequate at December 31, 2015 and 2014.

Inventory Provisions - Our strategy for providing for inventory obsolescence includes the evaluation of existing inventory usage and realizable value. We believe that our provision for inventory obsolescence is adequate at December 31, 2015 and 2014.

Warranties and product liability - Our products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. The estimate is based on historical experience. If future experience proves to be different from historical experience, we may need to increase or decrease the reserve.

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

Goodwill and Intangible Assets - We record goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. FASB ASC 350 “Intangibles – Goodwill and Other” (“ASC 350”), prescribes a two-step process for annual impairment testing of goodwill. The first step tests for impairment, while the second step, if necessary, measures the impairment. Step one compares the fair value of our reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to the excess. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans, future market conditions, cash flows and discount rates, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or margin growth rates are not achieved or changes in strategy or market conditions occur, we may be required to record goodwill impairment charges in future periods. Due to the change in reportable segments in 2015, at October 1, 2015, the Company had one reporting unit for goodwill impairment testing purposes.

Income Taxes - We have recorded net deferred tax assets, before valuation allowance, of $5.1 million at December 31, 2015, including the tax benefits of net operating loss carryforwards aggregating $11.1 million. We evaluate the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. Management evaluated the adequacy of the valuation allowance at December 31, 2015 in light of the historical results of operations and concluded that a full valuation allowance for net deferred tax assets was required. In connection with the acquisitions of Value Lighting and All Around in 2014, we recorded deferred tax liabilities of $6.6 million. These net deferred tax liabilities were used to reduce net deferred tax assets and accordingly, we reduced our valuation allowance by this amount during 2014.

At December 31, 2015, we have U.S. Federal net operating loss carryforwards of $24.9 million, which may be used to reduce future taxable income. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2013 and 2012, including the issuance of common and preferred stock by the Company and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related transactions involving acquired companies and their predecessors. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards, and adjusted them accordingly. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations at December 31, 2015:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating lease obligations	$11,021	$2,466	$4,584	$2,541	$1,430
Purchase price obligations	8,803	7,039	1,764	—
Debt	37,377	10,360	27,017	—

Total	$57,201	$19,865	$33,365	$2,541	$1,430

Purchase Price Obligations

The amounts reflected in the table represent the discounted values of our estimates of amounts ultimately payable. We are obligated to pay $8.4 million (undiscounted) assuming certain performance targets are met during 2015, 2016 and 2017, of which $6.5 million may be paid in cash or common stock at our option. As a result of the 2014 acquisitions, we have issued 7,138,523 shares of common stock and we are obligated to issue an additional 2,929,669 shares in installments through December 2017. The table above includes $1.2 million representing the fair value of the $2 price floor attributed to 1,066,667 of these shares.

Purchase Obligations

We are not a party to any significant long-term service or supply contracts. We generally do not enter into any long-term purchase commitments in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to new accounting pronouncements that impact the Company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

QUARTERLY RESULTS OF OPERATIONS (Unaudited):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2015:
Revenues	$20,330	$27,245	$37,733	$44,348
Gross profit	7,171	9,072	12,186	14,861
Net (loss) income	(2,046)	(1,488)	(285)	1,437
Net (loss) income attributable to common stockholders	(2,046)	(1,488)	(285)	1,437
Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.01)	$(0.01)	$(0.00)	$0.01

Fiscal year ended December 31, 2014:
Revenues	$4,952	17,517	$26,877	27,494
Gross profit	1,603	5,563	8,559	8,498
Net (loss) income	(3,570)	2,410	(1,404)	(2,616)
Net (loss) income attributable to common stockholders	(3,977)	1,100	(2,055)	(7,913)
Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.04)	$0.01	$(0.02)	$(0.07)

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $25.0 million. See Note 15 of the Notes to Consolidated Financial Statements.

The Company sells its products principally in the United States of America in US dollars and thus is not exposed to foreign currency risk.

The Company sources components from its providers from manufacturers in Asia in US dollars and is thus not exposed to foreign exchange risk directly.

Item 8.	Financial Statements and Supplementary Data

The report of the independent registered public accounting firm and financial statements are filed as part of this Annual Report on Form 10-K. The following information appears in this Annual Report on Form 10-K beginning on page 41:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

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

Management conducted its evaluation of the effectiveness of our Company’s internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2015.

In conducting the Company’s evaluation of the effectiveness of its internal control over financial reporting, management determined that the internal control systems of E-Lighting and Energy Source, wholly owned subsidiaries effectively acquired on February 5, 2015 and August 5, 2015, respectively, would be excluded from its internal control assessment, as permitted by guidance issued by the Securities and Exchange Commission. Accordingly, as of and for the year ended December 31, 2015, internal control systems underlying to 14% of consolidated revenues and 6% of consolidated assets (excluding goodwill and identifiable intangible assets), have been excluded from management’s evaluation of internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which is included below in Item 9A in this Annual Report.

c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded DPI Management Inc. d/b/a E-Lighting (“E-Lighting”) and Energy Source, LLC (“Energy Source”) from its assessment of internal control over financial reporting as of December 31, 2015, because these entities were acquired by the Company in purchase business combinations in 2015. We have also excluded E-Lighting and Energy Source from our audit of internal control over financial reporting. E-Lighting and Energy Source are wholly owned subsidiaries whose revenues and total assets (excluding goodwill and identifiable intangible assets of 17%) represent 14% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

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

In our opinion, Revolution Lighting Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

Stamford, Connecticut

March 10, 2016

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy or information statement relating to our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy or information statement to be filed with the Securities and Exchange Commission in connection with our 2016 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2012, by and among, Revolution Lighting Technologies, Inc., Seesmart Acquisition Company, Inc., Seesmart Merger Company, LLC, Seesmart Technologies, Inc. and Ken Ames as the Stockholder Representative (incorporated by reference to our Current Report on Form 8-K filed December 6, 2012)+

2.2	Agreement and Plan of Merger, dated as of August 9, 2013, by and among, Revolution Lighting Technologies, Inc., Relume Acquisition Company, Inc., Relume Technologies, Inc. Beringea Invest Michigan, as noteholder representative and the Noteholders named therein (incorporated by reference to our Current Report on Form 8-K filed August 5, 2013)+

2.3	Agreement and Plan of Merger, dated as of March 6, 2014, by and among, Revolution Lighting Technologies, Inc., Value MergerSub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed March 10, 2014)+

2.4	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – Energy Source, Inc., Energy Source, LLC, Michael H. Lemoi, Jr. and Ronald T. Sliney, dated as of August 5, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)+

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 6, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012) ++

10.2	2003 Stock Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed April 16, 2004)++

10.3	Form of Warrant Agreement between Revolution Lighting Technologies, Inc. and Brett M. Kingstone (incorporated by reference to our Definitive Proxy Statement filed November 3, 2005)

10.4	Management Services Agreement, dated as of April 16, 2013, by and between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed on April 16, 2013)

10.5	Investment Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.6	Termination and Exchange Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and each holder of the Convertible Promissory Notes dated December 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.7	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 26, 2012)

10.8	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2012)

10.9	Separation and General Release Agreement, dated as of January 25, 2013, by and between Revolution Lighting Technologies, Inc. and Michael A. Bauer (incorporated by reference to our Current Report on Form 8-K filed January 30, 2013)++

10.10	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

Exhibit Number	Description

10.11	Transition, Separation and General Release Agreement, dated as of February 16, 2013, by and between Revolution Lighting Technologies, Inc. and Gary R. Langford (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)++

10.12	Investment Agreement, dated as of March 8, 2013, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by reference to our Current Report on Form 8-K filed March 14, 2013)

10.13	Form of Restricted Share Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed May 15, 2013)++

10.14	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C filed on April 21, 2015)++

10.15	Promissory Note dated as of February 25, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed March 14, 2014)

10.16	Promissory Note dated as of April 4, 2014 between the Company and Aston Capital LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.17	Promissory Note dated as of April 17, 2014 between the Company and RVL 1 LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.18	Exchange Agreement, dated June 30, 2014, by and among Revolution Lighting Technologies, Inc., RVL 1 LLC and Aston Capital, LLC. (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

10.19	Exchange Agreement dated as of July 31, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.20	Promissory Note, dated as of July 31, 2014, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.21	Loan and Security Agreement, dated as of August 20, 2014, as amended, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.22	Guaranty, dated as of August 20, 2014, by each of Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, Seesmart, Inc., Envirolight LED, LLC, Sentinel System, LLC and Value Lighting of Houston, LLC, in favor of Bank of America, N.A. and the Secured Parties (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.22 (a)	Consent and First Amendment to Loan and Security Agreement, dated as of September 29, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A.*

10.22 (b)	Consent, Joinder and Second Amendment to Loan and Security Agreement, dated as of December 19, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A.*

10.22 (c)	Third Amendment to Loan and Security Agreement, dated as of April 17, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A.*

Exhibit Number	Description

10.22 (d)	Consent and Fourth Amendment to Loan and Security Agreement, dated as of June 10, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A.*

10.22 (e)	Consent, Joinder and Fifth Amendment to Loan and Security Agreement, dated as of August 5, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, the Guarantors party thereto and Bank of America, N.A.*

10.22 (f)	Consent, Joinder and Sixth Amendment to Loan and Security Agreement, dated as of October 27, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A.*

10.23	Pledge Agreement, dated as of August 20, 2014, by and among Revolution Lighting Technologies, Inc., the Borrowers listed on Schedule I thereto, the Guarantors listed on Schedule II thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.24	Exchange Agreement, dated as of November 25, 2014, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed November 26, 2014)

10.25	Investment Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.26	Registration Rights Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.27	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Michael H. Lemoi, Jr. (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.28	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Ronald T. Sliney (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

14	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21	Subsidiaries of Revolution Lighting Technologies, Inc. *

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2015, filed on March 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed herewith
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T
+	Revolution Lighting Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.
++	Management contract or compensatory plan or arrangement.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolution Lighting Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Stamford, Connecticut

March 10, 2016

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$219	$6,033
Trade accounts receivable, less allowance for doubtful accounts of $1,005 and $108	41,132	23,779
Unbilled contract receivables	4,559	—
Inventories, less reserves of $1,946 and $1,669	22,135	13,673
Other current assets	3,830	3,157

Total current assets	71,875	46,642

Property and equipment:
Machinery and equipment	1,083	1,004
Furniture and fixtures	726	263
Computers and software	644	598
Construction in process	43	251
Leasehold improvements	206	126

	2,702	2,242
Accumulated depreciation and amortization	(1,455)	(1,031)

Net property and equipment	1,247	1,211

Goodwill	64,267	42,991
Intangible assets, less accumulated amortization of $12,849 and $8,881	39,595	34,784
Other assets, net	651	914

	$177,635	$126,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,908	$11,573
Accrued compensation and benefits	3,388	2,281
Notes payable	10,360	360
Accrued and other current liabilities	5,329	7,371
Purchase price obligations - current	7,039	6,269

Total current liabilities	46,024	27,854

Revolving credit facility	22,026	8,760
Related party payable	2,565	2,565
Note payable	2,426	2,816
Purchase price obligations - noncurrent	1,764	6,086

Other liabilities	727	1,145

Total liabilities	75,532	49,226

Stockholders’ Equity:

Common stock, $.001 par value, 200,000 shares authorized, 159,645 and 129,714 issued and outstanding at December 31, 2015 and 2014, respectively	160	130
Additional paid-in capital	176,616	149,477
Accumulated deficit	(74,673)	(72,291)

Total stockholders’ equity	102,103	77,316

	$177,635	$126,542

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013
Revenues	$129,656	$76,840	$26,060
Cost of sales	86,366	52,617	16,108

Gross profit	43,290	24,223	9,952

Operating expenses:
Selling, general and administrative:

Acquisition, severance and transition costs	1,950	2,488	3,541
Amortization and depreciation	4,868	5,644	3,122
Stock-based compensation	2,719	1,711	809
Other selling, general and administrative	32,179	23,204	11,193
Research and development	2,475	2,076	1,809

Total operating expenses	44,191	35,123	20,474

Operating loss	(901)	(10,900)	(10,522)

Other income (expense):
Change in fair value of embedded derivative	—	—	(6,990)
Gain on bargain purchase of business	—	—	743
Interest expense and other bank charges	(1,481)	(830)	(52)

Total other expense, net	(1,481)	(830)	(6,299)

Loss before income taxes	(2,382)	(11,730)	(16,821)
Deferred income tax benefit	—	6,550	—

Net loss	(2,382)	(5,180)	(16,821)

Accretion of preferred stock to redemption value, beneficial conversion feature and discount	—	(919)	(2,290)
Accrual of preferred stock dividends	—	(1,445)	(1,360)
Deemed distribution on exchange of preferred stock	—	(5,301)	—

Net loss attributable to common stockholders	$(2,382)	$(12,845)	$(20,471)

Basic and diluted loss per common share:

Net loss per common share attributable to common stockholders – Basic and Diluted	$(0.02)	$(0.14)	$(0.26)

Weighted average shares outstanding – Basic and Diluted	149,297	92,158	77,317

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Temporary Equity
Balance January 01, 2013	21	$10,880	70,213	$70	$60,036	$(50,290)	$20,696	$—
Exercise of stock options	—	—	108	—	265	—	265	—
Stock-based compensation for employees	—	—	191	—	302	—	302	—
Stock-based compensation for non-employees	—	—	—	—	507	—	507	—
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,999
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	—	—	—	—	—	—	—	4,968
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,360)	—	(1,360)	346
Embedded Conversion Liability	—	—	—	—	8,626	—	8,626	(1,637)
Issuance of Series D convertible preferred stock	1	62	—	—	—	—	62	—
Conversion of preferred stock to common stock	(12)	(1,006)	1,712	1	1,005	—	—	—
Accretion of Series E and F preferred stock to redemption value	—	—	—	—	(2,290)	—	(2,290)	2,290
Issuance of common stock for cash, net of issuance costs	—	—	4,348	5	5,064	—	5,069	—
Issuance of restricted common stock for services	—	—	1,084	1	(1)	—	—	—
Issuance of common stock for acquisition – Seesmart	—	—	1,993	2	1,293	—	1,295	—
Issuance of common stock for acquisition – Relume	—	—	2,174	2	7,303	—	7,305	—
Issuance of common stock for acquisition – Tri-State	—	—	272	1	809	—	810	—
Fees associated with issuances of common stock	—	—	—	—	(119)	—	(119)	—
Common stock to be issued	—	—	—	—	1,109	—	1,109	—
Net loss	—	—	—	—	—	(16,821)	(16,821)	—

Balance, December 31, 2013	10	9,936	82,095	82	82,549	(67,111)	25,456	10,966

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Temporary Equity
Stock-based compensation for employees	—	—	—	—	840	—	840	—
Stock-based compensation for non-employees	—	—	—	—	(40)	—	(40)	—
Accretion of Series E preferred stock to redemption value	—	—	—	—	(19)	—	(19)	19
Accrual of dividends on convertible preferred stock	—	—	—	—	(1,445)	—	(1,445)	691
Issuance of dividends on Series C	—	1,028	—	—	(28)	—	1,000	—
Issuance of common stock for services	—	—	849	1	(1)	—	—	—
Issuance of preferred stock Series E	—	—	—	—	—	—	—	(56)
Issuance of common stock for cash, net of issuance costs	—	—	8,000	8	8,606	—	8,614	—
Cancellation of Series F preferred stock	—	—	—	—	—	—	—	(5,404)
Issuance of preferred stock Series G and accretion to redemption value	—	—	—	—	(900)	—	(900)	18,863
Forfeiture of restricted stock	—	—	(130)	—	—	—	—	—
Adjustment for shares issued for acquisition – Tri-State	—	—	(7)	—	—	—	—	—
Issuance of escrowed common stock for acquisition – Seesmart	—	—	575	1	373	—	374	—
Shares issued for acquisition – Value Lighting	—	—	2,032	2	(2)	—	—	—
Shares to be issued for acquisitions	—		—	—	22,737	—	22,737	—
Exchange of preferred stock for common stock	(10)	(10,964)	36,300	36	36,807	—	25,879	(25,079)
Net loss	—	—	—	—	—	(5,180)	(5,180)	—

Balance, December 31, 2014	—	—	129,714	130	149,477	(72,291)	77,316	—
Stock-based compensation for employees	—	—	1,588	2	1,892	—	1,894	—
Stock-based compensation for non-employees	—	—	—	—	297	—	297	—
Shares issued for contingent consideration – Tri-State	—	—	543	—	339	—	339	—
Shares issued for contingent consideration – Value Lighting	—	—	4,895	5	5,495	—	5,500	—

(in thousands, except per share data)	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Temporary Equity
Shares issued for acquisition – Value Lighting	—	—	4,573	5	(5)	—	—	—
Shares issued for acquisition – All Around	—	—	979	—	477	—	477	—
Issuance of common stock for cash, net of issuance costs	—	—	8,696	9	9,498	—	9,507	—
Shares issued for acquisition – Energy Source	—	—	8,820	9	9,693	—	9,702	—
Cancellation of reacquired escrowed common stock	—	—	(163)	—	(547)	—	(547)	—
Net loss	—	—	—	—	—	(2,382)	(2,382)	—

Balance, December 31, 2015	—	$—	159,645	$160	$176,616	$(74,673)	$102,103	$—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,382)	$(5,180)	$(16,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	—	(6,550)	—
Depreciation	550	495	263
Amortization of intangible and other assets	4,318	5,149	2,859
Stock-based compensation	2,719	1,711	809
Change in fair value of contingent consideration	864	1,419	88
Change in fair value of embedded derivative	—	—	6,990
Gain on bargain purchase of business	—	—	(743)
Changes in operating assets and liabilities, net of the effect of the acquisitions (Note 2):
(Increase) in trade accounts receivable, net	(15,111)	(10,291)	(1,727)
(Increase) in unbilled contract receivables, net	(2,246)	—	—
(Increase) in inventories, net	(7,234)	(60)	(697)
(Increase) in other assets	(699)	(977)	(385)
Increase / (decrease) in accounts payable and other accrued liabilities	2,532	(19)	1,218

Net cash used in operating activities	(16,689)	(14,303)	(8,146)

Cash Flows from Investing Activities:
Acquisitions of businesses, net of cash acquired	(10,499)	(11,521)	(10,437)
Purchase of property and equipment	(462)	(485)	(133)

Net cash used in investing activities	(10,961)	(12,006)	(10,570)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs and other	8,960	8,614	4,950
Proceeds from issuances of preferred stock, net of issuance costs	—	(94)	9,964
(Repayments) proceeds from short-term borrowings and notes payable	(390)	(1,552)	860
Proceeds from revolving credit facility, net	13,266	8,760	—
Proceeds from loans from affiliates of controlling stockholder, net	—	14,857	—
Net proceeds from exercise of employee stock options and warrants	—	—	265

Net cash provided by financing activities	21,836	30,585	16,039

Net (decrease) increase in cash and cash equivalents	(5,814)	4,276	(2,677)
Cash and cash equivalents, beginning of period	6,033	1,757	4,434

Cash and cash equivalents, end of period	$219	$6,033	$1,757

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$688	$543	$21
Non-cash investing and financing activities:
Issuance of common stock for acquisitions	9,702	23,111	9,435
Issuance of promissory notes for acquisition	10,000	—	—
Contingent consideration for acquisitions	1,550	9,976	960
Issuance of common stock for contingent consideration	6,316	—	—
Deferred consideration for acquisition	350	—	—
Exchange of trade accounts payable for note	—	3,736	—
Issuance of Series D preferred stock for acquisition	—	—	62
Issuance of Series G preferred stock for extinguishment of note payable ($12,600) and Series F preferred stock ($5,400)	—	18,000	—
Conversion of preferred stock for common stock	—	36,843	1,006
Accrual of dividends on preferred stock	—	1,449	1,360
In-kind dividends on Series C preferred stock	—	1,000	—

See accompanying notes to consolidated financial statements.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1.	Summary of Significant Accounting Policies:

Business – Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“the Company”, “we”, “our”, “us”) design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy saving projects (principally LED fixtures and lamps). We sell these products under the RVLT, Seesmart, Relume, Lumificient, Value Lighting, Array and CMG brand names. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as commercial and industrial, government, military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps). For each of the two years ended December 31, 2014, we reported two segments, Lighting Fixtures and Lamps, and Lighting Signage and Media. Due to changes in the management, organizational structure and internal reporting, our operations now comprise one reportable segment for financial reporting purposes, and therefore segment disclosures are no longer presented.

On April 17, 2014, the Company completed the acquisition of Value Lighting Inc. and certain of its affiliates (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market. Value Lighting is headquartered in Marietta, Georgia with facilities in Marietta, Georgia; Dallas, Texas; Houston, Texas and Beltsville, Maryland.

On December 18, 2014, the Company completed the acquisition of All Around Inc. (“All Around”), a supplier of lighting fixtures. All Around is headquartered in Conroe, Texas.

On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting. E-Lighting is in Carrolton, Texas.

On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. Energy Source is headquartered in Providence, Rhode Island.

Liquidity – At December 31, 2015, the Company had positive working capital of $25.9 million, compared to positive working capital at December 31, 2014 of $18.8 million.

While the Company generated negative cash flows from operations in the full fiscal year 2015, it did achieve positive cash flows from operations in the fourth quarter of 2015 and the Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

On December 1, 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of our unregistered common stock (the “Preferred Stock Exchange”). All rights relating to the preferred stock were extinguished as a result of this transaction. Accordingly, we have been relieved of the ongoing obligation to pay dividends on preferred stock.

In August 2014, the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, enabling us to borrow up to $5 million in addition to the amount that is based upon receivables and inventory. This guarantee may be terminated under certain circumstances. Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions. As of December 31, 2015, the balance on the Revolving Credit Facility was $22.0 million, with additional borrowing capacity of $2.6 million.

We are in compliance with our covenants and obligations under the revolving credit facility as of March 1, 2016.

Although we realized revenues of $129.7 million during the year ended December 31, 2015 and achieved positive earnings and positive cash flow from operations during the fourth quarter, we face challenges to maintain profitability, and there can be no assurance that we will sustain positive cash flows from operations or profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations, maintain our revolving credit facility, or raise additional capital. Additional capital could take the form of public or private debt, equity financing, other sources of financing to fund operations, or the support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

In addition, to accelerate the growth of our operations in response to new market opportunities or to acquire other technologies or businesses, we may need to raise additional capital. Additional capital may come from several sources, including the issuance of additional common stock, preferred stock, debt (whether convertible or not) or other securities. Increased indebtedness could negatively affect our liquidity and operating flexibility. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share, and adversely affect the prevailing market price for our common stock. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If additional funds become necessary and are not available on terms favorable to us, or at all, we may be unable to expand our business or pursue an acquisition and our business, results of operations and financial condition may be materially adversely affected.

Principles of consolidation – The consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of receivables and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

Revenue recognition – The Company recognizes revenue from its product sales upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is the Company’s policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, the Company accrues an estimated amount for product returns as a reduction of revenue.

The Company recognizes revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The percentage-of-completion is computed by dividing the actual incurred cost to date by the most recent estimated total cost to complete the project. The computed percentage is applied to the expected revenue for the project to calculate the contract revenue to be recognized in the current period. This method is used because management considers total cost to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. The current asset “unbilled contract receivables” represents revenues in excess of amounts billed, which management believes will generally be billed within the next twelve months.

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the years ended December 31, 2015, 2014 and 2013, revenues from sales taxes were $4.5 million, $2.7 million and $0.5 million, respectively.

Warranties and product liability – The Company’s products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the years ended December 31, 2015, 2014 and 2013 are as follows:

(in thousands)	Year Ended December 31,
	2015	2014	2013
Warranty liability at January 1,	$443	$597	$346
Warranty liability assumed in acquisitions	—	—	101
Revision of warranty estimate	(100)	(185)	—
Provisions for current year sales	233	196	348
Current year claims	(153)	(165)	(198)

Warranty liability at December 31,	$423	$443	$597

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, trade receivables, related party payables, accounts payable, accrued liabilities and short-term borrowings. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of borrowings under our Revolving Credit facility and Notes payable are equal to the carrying value (see Note 15).

The Company determines the fair value of certain purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included in Acquisition, severance and transition costs, a component of Selling, general and administrative expense in the Consolidated Statement of Operations. Changes in the fair value of purchase price obligations for the year ended December 31, 2015 were as follows:

(in thousands)	2015
Fair value, January 1	$12,355
Fair value of contingent consideration issued during the period	1,800
Fair value of acquisition liabilities paid during the period	(6,566)
Change in fair value	864

Fair value, December 31	$8,453

The following table presents quantitative information about Level 3 fair value measurements as of December 31, 2015:

(in thousands)	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs
Earnout liabilities	$7,231	Income approach	Discount rate – 15.5%

Stock distribution price floor	1,222	Monte Carlo	Volatility – 60%
		simulation	Risk free rate – 1.2%
			Dividend yield – 0%

Fair value, December 31, 2015	$8,453

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

(in thousands)
	2015	2014	2013
Allowance for doubtful accounts at January 1,	$108	$210	$57
Additions	1,260	350	170
Write-offs	(363)	(452)	(17)

Allowance for doubtful accounts at December 31,	$1,005	$108	$210

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

Intangible assets and goodwill – Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. The Company performs an annual impairment assessment for goodwill during the fourth quarter of each year and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Due to the change in reportable segments in 2015, at October 1, 2015, the Company had one reporting unit for goodwill impairment testing purposes. Goodwill impairment testing is a two-step process. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by considering both the income approach and market approaches. The fair values calculated under the income approach and market approaches are weighted based on circumstances surrounding the reporting unit. Under the income approach, the Company determines fair value based on estimated future cash flows of the reporting unit, which are discounted to the present value using discount factors that consider the timing and risk of cash flows. For the discount rate, the Company relies on the capital asset pricing model approach, which includes an assessment of the risk-free interest rate, the rate of return from publicly traded stocks, the Company’s risk relative to the overall market, the Company’s size and industry and other Company specific risks. Other significant assumptions used in the income approach include the terminal value, growth rates, future capital expenditures and changes in future working capital requirements. The market approaches use key multiples from guideline businesses that are comparable and are traded on a public market. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that the Company’s estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause the Company to perform an impairment test prior to the annual impairment test scheduled in the fourth quarter.

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

Accrued rent – The Company accounts for certain operating leases containing predetermined fixed increases of the base rental rate during the lease term as rental expense on a straight-line basis over the lease term. The Company has reported the difference between the amounts charged to operations and amounts payable under the leases as a liability in the accompanying consolidated balance sheets.

Shipping and handling costs – Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development – Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were $0.3 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company evaluates the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. Management evaluated the adequacy of the valuation allowance at December 31, 2015, 2014 and 2013 in light of the historical results of operations and concluded that a full valuation allowance for net deferred tax assets was required. In connection with the acquisitions in 2014, the Company recorded deferred tax liabilities of $6.6 million. These net deferred tax liabilities can be used to reduce net deferred tax assets, and accordingly, the Company reduced its valuation allowance by this amount. No provision for income taxes has been recorded for the years ended December 31, 2015 and 2013 since the tax benefits of the losses incurred have been offset by a corresponding increase in the deferred tax valuation allowance.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. No options were awarded in the years ended December 31, 2015 and 2013. For the year ended December 31, 2014, the Company computed expense for each group utilizing the following assumptions:

Year Ended December 31,
2014
Expected volatility	94.2%
Weighted-average volatility	94.2%
Risk-free interest rate	1.64%
Expected dividend yield	0%
Expected life in years	3.5 – 8.6

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

In connection with the 2014 acquisitions (see Note 2), the Company is unconditionally obligated during 2015, 2016 and 2017 to issue an additional 2,929,669 shares of its common stock and 8,035,826 shares of its common stock as of December 31, 2015 and 2014, respectively. These potentially dilutive shares have been included in the 2015 and 2014 computation of basic and diluted earnings per share, respectively. Also in connection with the 2014 and 2015 acquisitions, the Company is contingently obligated to pay up to $6.5 million as of December 31, 2015 and $11.7 million as of December 31, 2014, or at its option, an equivalent amount of common shares based upon its then-current market value, assuming certain performance criteria have been met. These shares have been excluded from the 2015 and 2014 computation of diluted earnings per share because the effect would be antidilutive.

The Preferred Stock Exchange has been accounted for as provided in ASC S99-2, which states that in such an extinguishment of preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the Company’s balance sheet, should be reflected in a manner similar to a dividend on preferred stock and subtracted from net income to arrive at income attributable to common shareholders in the calculation of earnings per share. Under this method, $5.3 million has been subtracted from the Company’s net loss to arrive at net loss attributable to common stockholders for the year ended December 31, 2014.

Contingencies – In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in Accounting Standards Codification 450. Based upon such evaluation, at December 31, 2015 the Company is not a party to any pending legal proceedings which it believes to be material.

Recent accounting pronouncements – In May 2014, the Financial Accounting Standards Board issued the standard “Revenue from Contracts with Customers” which supersedes existing revenue recognition standards including most industry-specific revenue recognition guidance. In April 2015, the FASB deferred the effective date of the standard, making it effective for annual periods beginning after December 15, 2017. Early adoption is permitted on or after December 15, 2016. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, that allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The provisions of the ASU are effective for periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which require an entity to measure inventory at the lower of cost and net realizable value. The provisions of the ASU are effective for periods beginning after December 15, 2016. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, that eliminates the requirement to restate prior period financial statements for measurement adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. The provisions of the ASU are effective for periods beginning after December 15, 2015. The adoption of this ASU is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

2.	Acquisitions:

Energy Source – On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The purchase consideration aggregated $31.5 million, which consisted of $10 million in cash, $9.7 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration initially valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 8,695,652 shares of common stock to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the Energy Source acquisition:

(in thousands)

Tangible assets	$5,379
Goodwill	21,276
Intangible assets	8,768

Assets acquired	35,423
Liabilities assumed	3,921

Purchase price	$31,502

The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated. Goodwill is expected to be deductible for income tax purposes.

E-Lighting – On February 5, 2015, the Company acquired the assets of DPI Management, Inc. d/b/a E Lighting for $0.6 million. The purchase price consists of cash paid at closing of $0.1 million, $0.15 million paid in cash on September 1, 2015, $0.15 million payable in cash on March 1, 2016, and $0.2 million payable on September 1, 2016 in cash or common stock, at the Company’s option. The aggregate purchase price of $0.6 million was assigned to inventories.

All Around – On December 18, 2014, the company acquired All Around, a supplier of lighting fixtures, for $5.0 million. The purchase price consisted of $0.9 million cash, 1,600,000 unregistered shares of the Company’s restricted common stock, and additional cash consideration if certain revenue targets are achieved in 2015 and 2016 (initially valued at $0.3 million). The unregistered shares of restricted common stock have been valued at $1.8 million, and are being issued in eleven installments beginning in June 2015. The shares are subject to a price floor of $2.00 per share (initially valued at $1.9 million), which will terminate when total share consideration received is equal to $3.2 million. The aggregate purchase price of $5.0 million has been allocated to $1.7 million of tangible assets, $2.2 million of identifiable intangible assets and $2.8 million of goodwill, reduced by $1.7 million of liabilities assumed. The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. The Company acquired All Around for its presence in the multifamily residential market and construction, the experience of the management team, its customer base, operational and business development synergies. Goodwill is not expected to be deductible for income tax purposes.

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

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Value Lighting acquisition. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was allocated to intangible assets of $20.0 million and goodwill of $18.6 million.

(in thousands)
Current Assets	$16,260
Goodwill	18,635
Intangible Assets	19,951
Other assets	2,901

Assets acquired	57,747

Accounts payable and other liabilities	12,613
Deferred income tax liability	5,825

Liabilities assumed	18,438

Purchase price	$39,309

The acquired intangibles are being amortized consistent with the period the underlying cash flows are generated. Goodwill is not expected to be deductible for income tax purposes.

Value Lighting achieved its 2014 performance targets, and as a result, during the quarter ended March 31, 2015, the Company issued 4.9 million shares of its common stock (valued at $5.5 million) in payment of the 2014 contingent purchase consideration. Value Lighting achieved its 2015 performance targets and earned $5.5 million. Payment in common stock or cash, at the Company’s option, is expected to be made by March 31, 2016.

Other – On March 8, 2013, LIT, a wholly owned subsidiary of the Company, acquired certain assets of Elite LED Solutions. The purchase resulted in a gain on bargain purchase of $0.7 million in 2013.

Pro forma information – The following unaudited supplemental pro forma information assumes the Energy Source acquisition and the 2014 acquisitions referred to above had been completed as of January 1, 2014 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future. The pro forma effect of the E-Lighting acquisition was not significant.

	Year Ended December 31,
(in thousands)	2015	2014

Revenues	$138,524	$115,900
Operating loss	$(1,223)	$(8,931)
Net loss	$(2,993)	$(4,063)

The pro forma results for the years ended December 31, 2015 and 2014, include the amortization of the customer backlog of $0.4 million and $2.4 million, respectively, and acquisition, severance and transition costs of $2.0 million and $2.5 million, respectively. The pro forma results for the year ended December 31, 2014 also include an income tax benefit of $6.6 million. These non-recurring charges and credits are directly related to the acquisitions but do not have a continuing impact on the results of operations.

The revenue of the 2015 acquisitions included in the Company’s 2015 actual results of operations from their respective acquisition dates through December 31, 2015 totaled $16.3 million. The net income of the 2015 acquisitions included in the Company’s 2015 actual results of operations from their respective acquisition dates through December 31, 2015 totaled $2.9 million. The revenue of the 2014 acquisitions, included in the Company’s 2014 actual results operations from their respective acquisition dates through December 31, 2014 totaled $46.2 million. The net income of the 2014 acquisitions, included in the Company’s 2014 actual results of operations, from their respective acquisition dates through December 31, 2014 totaled $1.6 million.

3.	Inventories:

Inventories, which are primarily purchased from third parties, consist of the following:

(in thousands)	December 31,
	2015	2014
Raw materials	$3,789	$3,895
Finished goods	20,292	11,447

	24,081	15,342
Less provision for obsolescence	(1,946)	(1,669)

Net inventories	$22,135	$13,673

(in thousands)	Year Ended December 31,
	2015	2014	2013
Inventory reserve at January 1,	$1,669	$1,708	$1,669
Additions	1,087	179	1,644
Write offs	(810)	(218)	(1,605)

Inventory reserve at December 31,	$1,946	$1,669	$1,708

4.	Intangible Assets:

At December 31, 2015, the Company had the following intangible assets subject to amortization:

(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(177)	$91
Trade names	14,981	(2,884)	12,097
Customer relationships	28,901	(4,488)	24,413
Customer contracts and backlog	4,822	(4,481)	341
Technology	1,953	(248)	1,705
Favorable lease	334	(140)	194
Non-compete agreements	1,113	(369)	744
Product certification and licensing costs	72	(62)	10

	$52,444	$(12,849)	$39,595

At December 31, 2014, the Company had the following intangible assets subject to amortization:

(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents	$268	$(153)	$115
Trade names	11,358	(1,280)	10,078
Customer relationships	24,455	(2,942)	21,513
Customer contracts and backlog	4,496	(4,038)	458
Technology	1,953	(196)	1,757
Favorable lease	334	(64)	270
Non-compete agreements	740	(151)	589
Product certification and licensing costs	61	(57)	4

	$43,665	$(8,881)	$34,784

Intangibles are amortized using the straight-line method over their estimated useful lives. Amortization expense during the years ended December 31, 2015, 2014 and 2013 is as follows:

(in thousands)	Estimated useful life	2015	2014	2013
Patents and trade names	12 to 17 years	$939	$688	$388
Customer relationships	10 to 15 years	2,094	1,694	761
Customer contracts and backlog	1 to 3 years	443	2,425	1,613
Technology	10 years	195	129	67
Favorable Leases	10 years	77	61	3
Non-compete agreement	6 years	215	141	10
Product certification and licensing costs	3 years	5	11	17

Total		$3,968	$5,149	$2,859

Amortization expense for intangible assets for the next 5 years is estimated as follows:

(in thousands)	2016	2017	2018	2019	2020
Patents	$23	$23	$23	$22	$—
Trade names	1,135	1,135	1,135	1,135	1,080
Customer relationships	2,267	2,267	2,200	2,166	2,166
Customer contracts and backlog	246	56	39	—	—
Technology	195	195	195	195	195
Favorable Leases	43	22	22	22	22
Non-compete agreement	283	222	171	68	—
Product certification and licensing costs	4	3	3	—	—

Total	$4,196	$3,923	$3,788	$3,608	$3,463

5.	Goodwill:

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are presented below:

(in thousands)

Balance, January 1, 2014	$21,498
Acquisitions	21,493

Balance, December 31, 2014	42,991
Acquisitions	21,276

Balance, December 31, 2015	$64,267

Accumulated Balances:
Goodwill	$66,663
Accumulated impairment losses	(2,396)

Balance, December 31, 2015	$64,267

During the fourth quarter of 2015, the Company performed step one of the impairment testing as described in Note 1 which indicated the fair value of its reporting unit exceeded the net carrying amount of the net assets of its reporting unit. Accordingly, step two was not performed.

6.	Common Stock Transactions:

As of December 31, 2015, the Company had 159.6 million shares of its common stock outstanding, of which 84.2 million shares, or 52.8%, were beneficially owned by RVL and its affiliates.

On August 5, 2015, in connection with the Energy Source acquisition (see Note 2), the Company issued 8.8 million of its common shares, valued at $9.7 million, to the sellers of Energy Source, and 8.7 million shares for $9.5 million, net of expenses, to third party investors to fund the cash portion of the purchase price.

On May 11, 2015, the shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 150,000,000 to 200,000,000.

On May 11, 2015, the shareholders approved a proposal to grant authority to the Board of Directors (the “Board”) to potentially conduct a reverse stock split (the “Split”), if and when the Board determines it is in the best interests of the Company and its shareholders to do so. Additionally, the Board was granted authority to determine the specific ratio at which to conduct the Split, within the range of 1-for-4 to 1-for-7 based upon then-current market conditions, or to abandon the Split if the Board determines that it is not in the best interests of the Company and its shareholders. On February 16, 2016 the Company filed a Schedule 14C Information Statement to inform shareholders of its intent to effect a reverse stock split of its Common Stock at a ratio of 1-for-10, as approved by the Board of Directors on February 3, 2016.

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

The Company has a Management Services Agreement (the “Management Agreement”) with Aston, an affiliate of RVL, under which Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development. On April 9, 2013, in consideration of the services provided, the Company issued 500,000 shares of restricted common stock to Aston, vesting in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, as compensation for management services provided, the Company granted 300,000 shares of restricted stock to Aston, which vest in three annual installments with the first such vesting date of September 25, 2014. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

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

At December 31, 2015, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	2,752,020
Shares to be issued for acquisitions	2,929,669

Total reserved shares	5,681,689

7.	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock.

As a result of the December 1, 2014 Preferred Stock Exchange, all rights relating to the preferred stock were extinguished, and at December 31, 2015 the Company has no outstanding preferred stock.

Series C Convertible Preferred Stock – The Company previously designated 25,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).

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

Each share of Series C Preferred Stock carried a liquidation preference and was entitled to receive cumulative dividends payable at a rate per annum of 10% of the Series C Stated Value on the date of issuance (i.e. $1,000). Such dividends were payable through the issuance of additional shares of Series C Preferred Stock on each anniversary of the date of issuance. Additionally, the Series C Preferred Stock shared ratably on an as-converted basis with the common stock in the payment of all other dividends and distributions. For the year ended December 31, 2013, the Company accrued dividends of $1,014,000. On December 1, 2014, all outstanding shares of Series C Preferred were converted to common stock in the Preferred Stock Exchange.

Series D Convertible Preferred Stock – The Company previously designated 13,000 shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”).

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

Series E Redeemable Convertible Preferred Stock – The Company previously designated 10,000 shares of preferred stock as Series E Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”).

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

The embedded conversion feature was not deemed to be closely and clearly related to the debt-type host instrument and before the modification described below did not meet the requirements for classification as equity. Accordingly, it was accounted for as a liability at fair value with subsequent changes in fair value included in earnings. The change in fair value of the embedded derivative included in the statement of earnings was $ 7.0 million were for the year ended December 31, 2013. On May 14, 2013, the host instrument was modified by eliminating certain provisions that prevented the embedded conversion feature from meeting the criteria for classification as equity. Accordingly, the fair value of the embedded conversion liability of $8.6 million as of May 14, 2013 was reclassified to paid in capital.

On December 1, 2014, all outstanding shares of Series E Preferred were converted to common stock in the Preferred Stock Exchange described above.

Series F Redeemable Convertible Preferred Stock – The Company previously designated 10,000 shares of preferred stock as Series F Senior Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series F Preferred Stock”).

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

Series G Redeemable Convertible Preferred stock – The Company previously designated 18,000 shares of preferred stock as Series G Convertible Redeemable Preferred Stock, par value $0.001 per share (the “Series G Preferred Stock”).

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

On December 1, 2014, all outstanding shares of Series G Preferred were converted to common stock in the Preferred Stock Exchange.

8.	Stock-Based Compensation Plans:

On September 18, 2003, the Company adopted a stock option plan (the “2003 Plan”) that provides for the grant of incentive stock options and nonqualified stock options. The option price of incentive stock options must be at least 100% of market value at the date of the grant and incentive stock options have a maximum term of 10 years. Options granted typically vest ratably over a three-year period or are based on achievement of performance criteria. The Company grants selected executives and other key employees share option awards, whose vesting is contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, the Company amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service to the Company as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. The Board has determined that no further awards will be made pursuant to the 2003 Plan. As of December 31, 2015, options for 289,834 shares of common stock were vested and exercisable under the 2003 Plan, and 289,834 shares have been reserved for issuance under the 2003 Plan.

In May 2013, shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). An aggregate of 6,000,000 shares of the Company’s common stock may be issued pursuant to the 2013 Plan, as amended, to officers, employees, non-employee directors and consultants of the Company and its affiliates. Awards under the plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may be longer or based on the achievement of performance goals.

Through December 31, 2015, the Company has issued 25,000 options, 2,706,664 restricted shares, net of forfeitures, and 831,150 shares for incentive compensation, under the 2013 Plan. A total of 2,462,186 common shares (including 25,000 for stock options already awarded) are reserved for future issuance under the 2013 Plan.

A summary of non-vested restricted shares follows:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding non-vested December 31, 2014	1,255,667	$2.38
Shares granted	1,103,500	1.33
Shares vested	(666,500)	2.29
Shares forfeited	(346,334)	2.03

Outstanding non-vested December 31, 2015	1,346,333	$1.66

The weighted average term of employee restricted stock is three years. Unrecognized compensation expense for employee restricted stock grants outstanding at December 31, 2015 amounted to $1,425,000, which will be amortized over the next three years.

The following table summarizes option activity of the 2003 and 2013 Plans. Substantially all of the options are exercisable as of December 31, 2015:

	Number of Shares Outstanding Under Option	Weighted Average Exercise Price
Balance, December 31, 2014	414,380	$4.29
Options granted at market	—	—
Options exercised	—	—
Options forfeited or expired	(99,546)	4.07

Balance, December 31, 2015	314,834	$4.36

The total future compensation cost related to non-vested stock option awards is estimated to be nominal. The total intrinsic value of options exercised during the year ended December 31, 2013 was $95,000. No options were exercised in 2015 and 2014. Options outstanding at December 31, 2015 had no intrinsic value. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was nominal.

Under the 2003 Plan, 153,600 and 7,640 performance options expired during 2013 and 2014, respectively. These performance options were also included in the summary of option activity above.

Stock-based compensation expense for employees recognized in the accompanying statements of operations for the years ended December 31, 2015, 2014 and 2013 was $2,422,000, $1,751,000 and $303,000, respectively. Stock-based compensation expense (benefit) recorded with respect to non-employee service providers during the years ended December 31, 2015, 2014 and 2013 was $297,000, ($40,000) and $506,000, respectively. Stock-based compensation for 2015 and 2014 includes $1,123,000 and $941,000, respectively, of bonus and commissions paid in the form of common stock.

9.	Operating Leases:

The Company leases office, warehouse and manufacturing facilities throughout the United States. Generally, the leases require the Company to pay the operating expenses of the properties, in some cases including property taxes. The majority of the Company’s leases include renewal options at existing or current market rates.

The following schedule shows the total rent expense under operating leases:

(in thousands)	Year Ended December 31,
	2015	2014	2013
Rent expense	$2,026	$953	$577
Less sublease rentals	—	—	(47)

Total rent expense	$2,026	$953	$530

The future minimum payment obligations as of December 31, 2015 for operating leases are as follows:

(in thousands)

2016	$2,466
2017	2,313
2018	2,271
2019	1,709
2020	832
Thereafter	1,430

Total future payment obligations	$11,021

10.	Risk Concentrations:

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

11.	Income Taxes:

The Company did not record any current or deferred U.S. federal income tax provision or benefit for December 31, 2015 and 2013 because of its net operating loss carryforwards. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards. In conjunction with the 2014 acquisitions of Value Lighting and All Around, the Company recorded a net deferred tax liability of $6.6 million in its purchase price allocation (see Note 2). This liability can be used to reduce the overall deferred tax asset of the Company and as a result, the Company recognized a corresponding tax benefit related to the reduction of the existing valuation allowance. This benefit resulted in a credit recorded in earnings of $6.6 million for 2014.

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $24.9 million and $35.6 million, respectively, which expire between 2020 and 2035. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012 and 2013, including the issuance of common and preferred stock by the Company and the acquisition of Seesmart and Relume, substantially all of the Company’s net operating loss carryforwards as of December 31, 2014 are subject to limitations imposed by Section 382 of the Internal Revenue Code. During 2013 the Company performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and has adjusted them accordingly. The Company has recognized a full valuation allowance related to its remaining net deferred tax assets, including the remaining net operating loss carryforwards.

Components of deferred tax assets (liabilities) are as follows:

(in thousands)	December 31,
	2015	2014
Accounts receivable	$430	$233
Inventories	1,324	1,847
Accrued expenses	749	818
Depreciation	(97)	(5)
Intangible assets	(9,843)	(11,232)
Stock options	1,410	1,339
Deferred revenue	3	22
Other	15	5
Net operating loss carryforwards	11,123	11,860

Net deferred tax asset	5,114	4,887
Valuation allowance	(5,114)	(4,887)

	$—	$—

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company has not recorded a provision for income taxes in 2015 and 2013 as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance. The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2015, 2014 and 2013:

	December 31,
(in thousands, except %)	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(810)	(34.0)	$(3,988)	(34.0)	$(5,719)	(34.0)
Deferred state tax benefit	5	0.2	(383)	(3.3)	(258)	(1.5)
Change in valuation allowance	371	16.2	4,982	42.5	(10,446)	(62.1)
Tax benefit of acquisition	—	—	(6,550)	(55.8)	—	—
Adjustment to net operating loss carryforwards	(482)	(21.1)	(120)	(1.0)	13,828	82.2
Non-deductible expenses	1,060	45.0	160	1.4	2,595	15.4
Impact of rate change	(144)	(6.3)	(651)	(5.6)	—	—

Income tax benefit	$—	—	$(6,550)	(55.8)	$—	—

12.	Foreign and Domestic Operations:

Net revenues by geographic location, based on location of customers, were as follows:

(in thousands)	December 31,
	2015	2014	2013
United States	$129,328	$74,839	$25,243
Canada	257	1,839	574
Other	71	162	243

Total	$129,656	$76,840	$26,060

Net long-lived assets by geographic location were as follows:

(in thousands)	December 31,
	2015	2014	2013
United States	$40,749	$35,883	$18,489
Other	93	112	137

Total	$40,842	$35,995	$18,626

13	Benefit Plans:

The Company has established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. On November 1, 2008, the Company elected to cease matching contributions. The Company elected to reinstate the matching contribution during 2013. During 2015, 2014 and 2013, the Company had $166,000, $120,000 and $39,000, respectively, in expenses related to this plan.

14.	Related Party Transactions:

Financings – In August 2015, RVL provided an irrevocable letter of credit to support the $10 million promissory notes issued to the sellers of Energy Source (see Note 15).

In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount (see Note 15). Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

In February 2014, the Company entered in an arrangement with Aston, an affiliate of our Chairman and Chief Executive Officer, pursuant to which the Company borrowed $3.5 million for general corporate purposes (the “February Note”). The borrowing bore interest at 9% annually and originally had a scheduled maturity of April 1, 2015. The Company had the option to prepay the note at any time without penalty. In April 2014, the Company borrowed an additional $1 million from Aston for general corporate purposes on the same terms and conditions as the February Note (the “April Note”). Also in April 2014, the Company borrowed $10.8 million from RVL to fund the acquisition of Value Lighting (the “RVL Note”), which bore interest at 9% annually and originally had a scheduled maturity of the earliest of April 1, 2015 or the date on which the Company received proceeds from any debt, factoring or other similar facility or equity securities in the commercial banking, private placement or public markets.

In June 2014, the company exchanged the $10.8 million RVL Note and $1.6 million of the February Note plus related accrued interest, for an equivalent amount of Series G preferred stock (see Note 7). The remaining $1.9 million of the February Note, together with accrued interest thereon, was refinanced with a new Note Payable to Aston dated June 30, 2014.

In addition, Aston advanced an additional $ 2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances and approved the issuance of a promissory note in respect of such amount, which bears interest and matures on April 1, 2017 and can be prepaid at any time at the option of the Company (the “July Note”).

The Company has accrued interest on the July Note of $0.3 million at December 31, 2015 and recorded interest expense of $1.1 million for the year ended December 31, 2015.

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

Customer Financing – In 2013, Aston provided $9.9 million in financing to a related group of customers of the Company who used the proceeds to repay its obligations to the Company for the purchase of Company products. The Company has no obligations to Aston with respect to the financing arrangements between the customer and Aston. The Company’s obligations to the customer are limited to the standard warranty obligation on the products sold and amounts accrued.

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

Relocation of Corporate Headquarters – During the first quarter of 2013, the Company relocated its corporate headquarters to Stamford, Connecticut to a space also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The terms and conditions of the arrangement have not been finalized but the Audit Committee of the Board agreed to an allocation of the costs of the Stamford headquarters between Aston and the Company. The Company pays Aston $26,537 monthly, representing its proportionate share of the space under the underlying lease. Costs allocated to the Company amounted to $0.3 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

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

15.	Financings

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

In April 2015, our Chairman and Chief Executive Officer guaranteed $5 million of borrowings under the Revolving Credit Facility, increasing the Borrowing Base (but not the $25 million maximum) by that amount. This guarantee may be terminated under certain circumstances. Bank of America agreed to amend the Revolving Credit Facility to enable the Company to borrow up to $30 million under certain conditions.

Borrowings under the arrangement bear interest at a LIBOR rate or a defined base rate, each plus an applicable margin. The weighted average annual interest rate was 3.65% at December 31, 2015. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of December 31, 2015 amount to $22 million and are included in non-current liabilities in the accompanying Consolidated Balance Sheet. We are in compliance with our covenants and obligations under the facility, and we estimate that as of December 31, 2015 we are eligible to borrow an additional $2.6 million under the facility based upon current levels of inventory and accounts receivable.

The Loan Agreement contains covenants which limit the ability of the Company to, among other things, (i) create, incur, guarantee or suffer to exist any indebtedness; (ii) create or suffer any lien upon any property; (iii) declare or make distributions to equity holders or create any restriction on the ability of a subsidiary to make such a distribution; (iv) make investments; (v) sell, lease, license, consign or otherwise dispose of any property; (vi) make loans or other advances of money to any person; (vii) make payments on certain indebtedness; and (viii) enter into transactions with affiliates. In addition, the Loan Agreement includes financial covenants that, on a consolidated basis, requires the Company to maintain, for the most recent twelve fiscal months, a ratio of (i) EBITDA minus Capital Expenditures (as defined in the Loan Agreement) and cash taxes paid to (ii) Fixed Charges (as defined in the Loan Agreement), of not less than 1.1 to 1.0, and a ratio of (i) Senior Debt (as defined in the loan agreement) to (ii) EBITDA of not more than 3.5 to 1.0.

From time to time the Company enters into financing arrangements with RVL and its affiliates (see Note 14).

In conjunction with the acquisition of Value Lighting (see Note 2), the Company refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in installments through November 2018, at which time a balloon payment of $1.4 million is due.

Maturities of long-term borrowings for each of the next five years are as follows:

(in thousands)
2016	$10,360
2017	24,951
2018	2,066
2019	—
2020	—

16. Quarterly Results of Operations (Unaudited):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2015:
Revenues	$20,330	$27,245	$37,733	$44,348
Gross profit	7,171	9,072	12,186	14,861
Net (loss) income	(2,046)	(1,488)	(285)	1,437
Net (loss) income attributable to common stockholders	(2,046)	(1,488)	(285)	1,437
Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.01)	$(0.01)	$(0.00)	$0.01

Fiscal year ended December 31, 2014:
Revenues	$4,952	$17,517	$26,877	$27,494
Gross profit	1,603	5,563	8,559	8,498
Net (loss) income	(3,570)	2,410	(1,404)	(2,616)
Net (loss) income attributable to common stockholders	(3,977)	1,100	(2,055)	(7,913)
Basic and diluted (loss) income per common share attributable to common stockholders (1)	$(0.04)	$0.01	$(0.02)	$(0.07)

The 2015 and 2014 acquisitions are included in consolidated results of operations from their respective acquisition dates.

(2)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total for the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: March 10, 2016	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta	March 10, 2016
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President

(Principal Executive Officer)

/s/ James A. DePalma	March 10, 2016
James A. DePalma – Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Robert A. Basil, Jr.	March 10, 2016
Robert A. Basil, Jr. – Director

/s/ Bill Ingram	March 10, 2016
Bill Ingram – Director

/s/ Robert V. LaPenta, Jr.	March 10, 2016
Robert V. LaPenta, Jr. – Director

/s/ Dennis McCarthy	March 10, 2016
Dennis McCarthy – Director

/s/ Stephen G. Virtue	March 10, 2016
Stephen G. Virtue – Director

/s/ Charles J. Schafer	March 10, 2016
Charles J. Schafer – Director