Form 10-Q
period 2016-03-31
Revolution Lighting Technologies, Inc.
filed 2016-05-12
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of Common Stock, $.001 par value, outstanding on May 6, 2016: 19,255,542 shares

Revolution Lighting Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)	March 31, 2016	December 31, 2015
ASSETS

Current Assets:
Cash and cash equivalents	$1,290	$219
Trade accounts receivable, less allowance for doubtful accounts of $909 and $1,005	36,013	41,132
Unbilled contract receivables	3,495	4,559
Inventories, less reserves of $2,008 and $1,946	25,869	22,135
Other current assets	4,003	3,830

Total current assets	70,670	71,875

Property and equipment	2,673	2,702
Accumulated depreciation and amortization	(1,482)	(1,455)

Net property and equipment	1,191	1,247

Goodwill	64,267	64,267
Intangible assets, less accumulated amortization of $13,921 and $12,849	38,523	39,595
Other assets, net	561	651

	$175,212	$177,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,262	$19,908
Accrued compensation and benefits	3,716	3,388
Notes payable – current	10,390	10,360
Accrued and other current liabilities	5,420	5,329
Purchase price obligations - current	7,990	7,039

Total current liabilities	45,778	46,024

Revolving credit facility	23,170	22,026
Related party payable	2,565	2,565
Note payable - noncurrent	2,336	2,426
Purchase price obligation - noncurrent	1,023	1,764
Other liabilities	530	727

Total liabilities	75,402	75,532

Stockholders’ Equity
Common stock, $.001 par value, 200,000 shares authorized, 16,012 and 15,964 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in capital	177,083	176,760
Accumulated deficit	(77,289)	(74,673)

Total stockholders’ equity	99,810	102,103

	$175,212	$177,635

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Revenue	$27,589	$20,330

Cost of sales	18,539	13,159

Gross profit	9,050	7,171

Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	1,141	299
Amortization and depreciation	1,310	1,033
Stock-based compensation	430	534
Other selling, general and administrative	7,591	6,474
Research and development	631	685

Total operating expenses	11,103	9,025

Operating loss	(2,053)	(1,854)
Other expense:
Interest and other expense	(563)	(192)

Net loss attributable to common stockholders	$(2,616)	$(2,046)

Basic and diluted net loss per common share attributable to common stockholders	$(0.16)	$(0.15)

Basic and diluted weighted average shares outstanding	16,147	13,766

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity

Balance January 1, 2015	12,971	$13	$149,594	$(72,291)	$77,316
Stock-based compensation	158	—	2,191	—	2,191
Issuance of common stock for cash, net of issuance costs	870	1	9,506	—	9,507
Shares issued for contingent consideration	544	1	5,838	—	5,839
Shares issued for acquisition	1,437	1	10,178	—	10,179
Cancellation of reacquired escrowed common stock	(16)	—	(547)	—	(547)
Net loss	—	—	—	(2,382)	(2,382)

Balance, December 31, 2015	15,964	$16	$176,760	$(74,673)	$102,103
Stock-based compensation for employees	12	—	216	—	216
Shares issued for acquisition	36	—	167	—	167
Fees associated with issuance of common stock	—	—	(60)	—	(60)
Net loss				(2,616)	(2,616)

Balance, March 31, 2016	16,012	$16	$177,083	$(77,289)	$99,810

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.,

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash Flows from Operating Activities:

Net loss	$(2,616)	$(2,046)
Adjustments to reconcile net loss to net cash generated by (used in) operating activities:
Depreciation	100	143
Amortization of intangible and other assets	1,210	890
Stock-based compensation	430	534
Change in fair value of contingent consideration	377	406
Change in operating assets and liabilities:
Decrease in trade accounts receivable, net	5,119	2,916
Decrease in unbilled contract receivable	1,064	—
Increase in inventories, net	(3,734)	(4,604)
Increase in other assets	(222)	(142)
Decrease in accounts payable, accrued and other liabilities	(1,751)	(4,770)

Increase (decrease) in accrued compensation and benefits	116	(527)

Net cash generated by (used in) operating activities	93	(7,200)

Cash Flows from Investing Activities:
Acquisition of business, net of cash acquired	—	(100)
Purchase of property and equipment	(46)	(160)

Net cash used in investing activities	(46)	(260)

Cash Flows from Financing Activities:
Fees pertaining to issuance of common stock	(60)	(287)
Repayments of notes payable	(60)	(120)
Net proceeds from revolving credit facility	1,144	3,469

Net cash provided by financing activities	1,024	3,062

Net increase (decrease) in cash and cash equivalents	1,071	(4,398)
Cash and cash equivalents, beginning of period	219	6,033

Cash and cash equivalents, end of period	$1,290	$1,635

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$195	$59
Non-cash investing and financing activities:
Issuance of common stock for contingent consideration	167	5,839
Deferred consideration for acquisition	—	500

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation – The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and details of accounts that have not changed significantly in amount or composition.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016 or for any other future period.

Business – We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy saving projects (principally LED fixtures and lamps). We sell these products under the RVLT, Seesmart, Relume, Lumificient, Value Lighting, Array and CMG brand names. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as commercial and industrial, government, military, municipal, hospitality, and institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

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

See Note 11 for an acquisition after March 3, 2016.

Stock Split – On March 10, 2016, the company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. The number of authorized shares of the Common Stock and the par value of the Common Stock remained unchanged following the Split. All share amounts in these financial statements, as applicable, have been restated to give effect to the 1-for-10 reverse stock split (see Note 6).

Liquidity – At March 31, 2016, the Company has cash of $1.3 million and working capital of $24.9 million, compared to cash of $0.2 million and working capital of $25.9 million at December 31, 2015. For the three months ended March 31, 2016 and 2015, the Company generated cash from operations of $0.1 million and used cash from operations of $7.2 million, respectively.

In August 2014, the Company entered into a three-year loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”). In April 2015, our Chairman, Chief Executive Officer and President guaranteed $5 million of borrowings under the Revolving Credit Facility; this guarantee may be terminated at any time. In April 2016, our Chairman, Chief Executive Officer and President guaranteed an additional $2 million of borrowings under the Revolving Credit Facility, increasing the facility size up to $27 million and enabling us to borrow $7 million in addition to the amount available from receivables and inventory. As of May 6, 2016, the balance on the Revolving Credit Facility was $17.0 million, with additional borrowing capacity of $9.8 million.

We were in compliance with our covenants and obligations under the revolving credit facility as of May 1, 2016.

Historically, the Company’s controlling shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing and they continue to support our operations.

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

Revenue recognition – We recognize revenue for our products upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

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

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the three months ended March 31, 2016 and 2015, revenues from sales taxes were $0.9 and $0.7 million, respectively.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the three months ended March 31, 2016 were as follows:

(in thousands)	2016
Warranty liability, January 1	$423
Provisions for current year sales	90
Current period claims	(47)

Warranty liability, March 31	$466

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

The Company determines the fair value of acquisition liabilities on a recurring basis based on a probability-weighted discounted cash flow analysis. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of selling, general and administrative expense in the Consolidated Statement of Operations. Changes in the fair value of acquisition liabilities during the three months ended March 31, 2016 were as follows:

(in thousands)	2016
Fair value, January 1	$8,453
Fair value of acquisition liabilities paid during the period	(167)
Change in fair value	377

Fair value, March 31	$8,663

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2016:

(in thousands)	Fair Value at March 31, 2016	Valuation Technique	Unobservable Inputs
Earnout liabilities	$7,608	Income approach	Discount rate - 15.5% – 19.5%

Stock distribution price floor	1,055	Monte Carlo simulation	Volatility - 60%
			Risk free rate – 1.2%
			Dividend yield – 0%

Fair value, March 31, 2016	$8,663

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the three months ended March 31, 2016:

(in thousands)	2016
Allowance for doubtful accounts, January 1	$1,005
Additions	209
Write-offs	(305)

Allowance for doubtful accounts, March 31	$909

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

Accrued rent—The Company accounts for certain operating leases containing predetermined fixed increases of the base rental rate during the lease term as rental expense on a straight-line basis over the lease term. The Company has reported the difference between the amounts charged to operations and amounts payable under the leases as a liability in the accompanying consolidated balance sheets.

Shipping and handling costs—Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and development—Research and development costs to develop new products are charged to expense as incurred.

Advertising – Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were not material during the three months ended March 31, 2016 and 2015.

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

The Company values restricted stock awards to employees at the quoted market price on the grant date. The Company estimates the fair value of option awards issued under its stock option plans on the date of grant using a Black-Scholes option-pricing model. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The Company from time to time enters into arrangements with non-employee service providers pursuant to which it issues restricted stock vesting over specified periods for time-based services. These arrangements are accounted for under the provisions of FASB ASC 505-50 “Equity-Based Payments to Non-Employees”. Pursuant to this standard, the restricted stock is valued at the quoted price at the date of vesting. Prior to vesting, compensation is recorded on a cumulative basis based on the quoted market price at the end of the reporting period.

Loss per share – Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

In connection with prior acquisitions, the Company is unconditionally obligated to issue additional shares of its common stock during 2015, 2016 and 2017. As of March 31, 2016 and 2015, the Company was obligated to issue 279,634 and 803,582 shares of its common stock, respectively. These potentially dilutive shares have been included in the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015. Also in connection with prior acquisitions, the Company is contingently obligated to pay up to $6.5 million as of March 31, 2016 and 2015, or at its option, an equivalent amount of common shares based upon their then-current market value, if certain performance criteria have been met. These shares have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because the effect would be antidilutive.

Contingencies — In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in Accounting Standards Codification 450. Based upon such evaluation, at March 31, 2016, the Company is not a party to any pending legal proceedings that it believes to be material.

Recent accounting pronouncements — In February 2016, the FASB issued ASU 2016-02, “Leases”, that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

In March and April 2016, respectively, the FASB issued ASU 2016-08 and ASU 2016-10, both of which relate to, “Revenue from Contracts with Customers”, which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of the ASU are effective for periods beginning after December 15, 2017. The adoption of this ASU is not expected to have a material effect on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation”, which is intended to simplify the accounting for stock-based payment awards. The standard is effective for fiscal years beginning after December 15, 2016. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

2.	Acquisitions:

Energy Source – On August 5, 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The purchase consideration aggregated to $31.5 million, which consisted of $10 million in cash, $9.7 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration initially valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 869,565 shares of common stock to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

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

See Note 11 for an acquisition subsequent to March 31, 2016.

3. Inventories

Inventories, which are primarily purchased from third parties, consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$3,551	$3,789
Finished goods	24,326	20,292

	27,877	24,081
Less provision for obsolescence	(2,008)	(1,946)

Net inventories	$25,869	$22,135

4.	Intangible Assets:

At March 31, 2016, the Company had the following intangible assets subject to amortization (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and backlog	$4,822	$(4,575)	$247
Customer relationships	28,901	(5,733)	23,168
Favorable leases	334	(160)	174
Non-compete agreement	1,113	(438)	675
Patents	268	(182)	86
Product certification	72	(64)	8
Technology	1,953	(439)	1,514
Trademarks / Trade Names	14,981	(2,330)	12,651

	$52,444	$(13,921)	$38,523

5.	Financings:

In August 2014, the Company entered into the Revolving Credit Facility, pursuant to which the Company can borrow up to specified percentages against eligible accounts receivable and inventory as defined (the “Borrowing Base”), up to a maximum of $25 million. In April 2015, our Chairman, Chief Executive Officer, and President guaranteed $5 million of borrowings under the Revolving Credit Facility, increasing the Borrowing Base (but not the $25 million maximum) by that amount. This guarantee may be terminated at any time. In April 2016, our Chairman, Chief Executive Officer, and President guaranteed an additional $2 million of borrowings under the Revolving Credit Facility, increasing the maximum size of the facility and the Borrowing Base by an additional $2 million and together with the previous $5 million guarantee a $7 million total increase in the Borrowing Base.

Borrowings under the arrangement bear interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of March 31, 2016 amount to $23.2 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Loan Agreement contains covenants which limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of March 31, 2016, we were in compliance with our covenants.

From time to time the Company enters into financing arrangements with RVL and its affiliates. See Note 10.

Maturities of long-term borrowings for each of the next five years are as follows:

2016	10,300
2017	26,095
2018	2,066
2019	—
2020	—

6.	Common Stock Transactions:

As of March 31, 2016, the Company had approximately 16.0 million shares of its common stock outstanding, of which approximately 8.4 million shares, or 53%, were beneficially owned by RVL and its affiliates.

On March 10, 2016, the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its Common Stock at a ratio of 1-for-10, as approved by the holder of a majority of the Common Stock and the Board (the “Split”), that became effective for trading purposes on March 11, 2016. The number of authorized shares of the Common Stock and the par value of the Common Stock remained unchanged following the Split. Outstanding equity awards and the shares available for future grants under the Company’s 2013 Stock Incentive Plan have been proportionately reduced to give effect to the Split. Additionally, all share amounts in these financial statements have been restated to give effect to the Split, as applicable.

On May 12, 2016, the shareholders will vote on an amendment to the Company’s Certificate of Incorporation to decrease the authorized shares of common stock from 200,000,000 to 35,000,000.

On August 5, 2015, in connection with the Energy Source acquisition (see Note 2), the Company issued 0.88 million of its common shares, valued at $9.7 million, to the sellers of Energy Source, and 0.87 million shares for $9.5 million, net of expenses, to third party investors to fund the cash portion of the purchase price.

The Company has entered into a Management Services Agreement (the “Management Agreement”) with Aston, an affiliate of RVL, and the Company has issued restricted shares to Aston in consideration of services provided. See Note 10.

At March 31, 2016, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	262,968
Shares to be issued for acquisitions	279,634

Total reserved shares	542,602

See Note 11 regarding financing activities subsequent to March 31, 2016.

7.	Preferred Stock

The Company is authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding as of March 31, 2016 and December 31, 2015.

8.	Stock-Based Compensation:

The Company’s Board of Directors has determined that no further awards will be made pursuant to its 2003 stock option plan (the “2003 Plan”). As of March 31, 2015, options for 28,983 shares of common stock were vested and exercisable under the 2003 Plan, and 28,983 shares have been reserved for issuance under the 2003 Plan.

Under the Company’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 600,000 shares of the Company’s common stock may be issued to officers, employees, non-employee directors and consultants of the Company and its affiliates. On May 12, 2016, the stockholders of the Company will vote on a third amendment to the 2013 Plan in which the number of shares that may be issued under the Plan will be increased to 1,100,000. Our majority shareholder has advised us that it will vote in favor of the amendment; accordingly, we expect it to pass.

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

Through March 31, 2016, 2,000 options and 282,400 restricted shares have been awarded, net of forfeitures, and 83,115 shares have been awarded for incentive compensation, under the 2013 Plan. A total of 233,985 common shares (including 2,000 for stock options already awarded) are reserved for future issuance under the 2013 Plan.

During the three months ended March 31, 2016, no options were issued or exercised, and 500 were forfeited. The total future compensation cost related to non-vested stock options is estimated to be nominal as of March 31, 2016. Options outstanding at March 31, 2016 had no intrinsic value.

Stock-based compensation expense recognized in the accompanying statements of operations for three months ended March 31, 2016 and 2015 was $0.4 million and $0.5 million, respectively.

9.	Income Taxes:

We did not record any current or deferred U.S. federal income tax provision or benefit for the three-month periods ended March 31, 2016 and 2015 because we have experienced operating losses since inception. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards.

As of March 31, 2016, the Company had approximately $65 million of net operating loss carryovers and amortizable expenses related to acquisitions that can be used to offset the Company’s income for federal and state tax purposes.

10.	Related Party Transactions:

Financings – In April 2015, our Chairman, Chief Executive Officer, and President guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. In April 2016, our Chairman, Chief Executive Officer, and President guaranteed $2 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. See Note 5.

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

In addition, Aston advanced $2.7 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances. A new promissory note payable to Aston was issued for $5.7 million (the “July Note”), in exchange for the April Note and the June Note, and to evidence the amounts advanced by Aston during May and June. The July Note matures on April 1, 2017, bears interest at 9%, and can be prepaid at any time at the option of the Company.

The Company has accrued interest on the July Note of $0.5 million at March 31, 2016 and recorded interest expense of $0.1 million for the three months ended March 31, 2016.

Management Agreement - On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In addition, two of the Aston members hold executive positions in the Company and receive no compensation. In consideration of the services provided by Aston under the Management Agreement and the two members who serve as executives with no compensation, the Company issued 50,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, the Company granted an additional 30,000 shares of restricted stock to Aston which vest in three annual installments with the vesting dates being September 25, 2014, 2015 and 2016. Aston did not receive an award of restricted stock in 2015. Following the expected shareholder approval of the increase in the number of authorized shares in the Company’s 2013 Stock Incentive Plan (see Note 8), the Company plans to award Aston 250,000 shares of restricted stock with equal vesting over 3 years. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Corporate Headquarters – The Company’s corporate headquarters utilizes space in Stamford, Connecticut which is also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The Company pays Aston approximately $26,000 monthly, representing its proportionate share of the space under the underlying lease.

11. Subsequent Events:

On May 6, 2016, the Company purchased all the equity interest of TNT Energy, LLC, a Massachusetts limited liability company (“TNT”) for $13.9 million consisting of $8 million in cash, the issuance of $2 million in promissory notes and contingent consideration, preliminarily valued at $3.9 million. The cash payment was funded through the common stock offering discussed below.

TNT is a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors. TNT’s headquarters are located in Raynham, Massachusetts with additional offices located in Westfield, Massachusetts. The acquisition of TNT Energy is expected to expand the Company’s footprint within key lighting retrofit markets in the northeast. The Company believes this is a direct complimentary fit with the Company’s division, Energy Source, based in Providence, RI. In addition to its broad existing customer base, TNT Energy is a contract vendor for the Small C&I Business Programs of northeast utility companies, with a defined territory of approximately 120 municipalities throughout Massachusetts.

Due to the timing of the acquisition the initial accounting for the acquisition is incomplete. Accordingly, pro forma revenue and net loss has not been provided. The Company expects to provide such information once the analysis is complete.

On May 6, 2016, the Company completed an underwritten public offering of 3,191,250 shares of its common stock at an offering price of $5.25 per share. Net proceeds of the offering approximated $15.4 million, which was used to fund the cash portion of the TNT acquisition, to pay down bank debt and for general corporate purposes. As a result of the offering, RVL owns 43% of the common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis provides information that management believes is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report and the audited Financial Statements and related Notes to Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. All references in this report on Form 10-Q to “Revolution,” “Revolution Lighting,” “the Company,” “we,” “us,” “our company,” or “our” refer to Revolution Lighting Technologies, Inc. and its consolidated subsidiaries.

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital as needed, if support from our controlling shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must successfully integrate and realize the expected benefits of our acquisitions, including our recent acquisitions of Value Lighting, Inc., All Around, Inc., E-Lighting, Inc., and Engery Source, Inc. or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business;

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs;

Additional information concerning these or other factors which could cause actual results to differ materially from those contained or projected in, or even implied by, such forward-looking statements is contained in this report and also from time to time in our other Securities and Exchange Commission filings. Readers should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2015. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. Neither our company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Except as required by law, we do not plan to update any of the forward-looking statements after the date of this report on Form 10-Q to conform our prior statements to actual results.

Overview

We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy saving projects (principally LED fixtures and lamps). We sell these products under the RVLT, Seesmart, Relume, Lumificient, Value Lighting, Array and CMG brand names. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as commercial and industrial, government, military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

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

Summary of Results

For the three months ended March 31, 2016, the Company reported revenues of $27.6 million and a net loss of $2.6 million compared to revenues of $20.3 million and a net loss of $2.0 million for the corresponding period in 2015. The Company’s reported net losses for the three months ended March 31, 2016 and 2015 include the following:

(in millions)	March 31, 2016	March 31, 2015
Acquisition, severance and transition costs	$(1.1)	$(0.3)
Amortization and depreciation	(1.3)	(1.0)
Stock-based compensation	(0.4)	(0.5)
Interest and other expense	(0.6)	(0.2)

Total	$(3.4)	$(2.0)

Three Months Ended March 31, 2016 and 2015

Revenue (in thousands)

	Three Months Ended March 31,
	2016	2015
Total revenue	$27,589	$20,330

Total revenue for the three months ended March 31, 2016 increased $7.3 million, to $27.6 million as compared to $20.3 million for the three months ended March 31, 2015. The 36% increase in revenues resulted primarily from organic growth including strong growth in the multi-family sector, retrofit lamps and related LED products; and the increase from our Energy Source acquisition, which was acquired subsequent to the first quarter of 2015 and is included in our operating results from its respective acquisition date. On a pro forma basis, revenues for the three months ended March 31, 2016 increased 23% over the year-ago period, from $22.5 million to $27.6 million due to the items noted above and growth in full service turnkey operations. See Note 2 of our Notes to Condensed Consolidated Financial Statements.

Gross Profit (in thousands)

	Three Months Ended March 31,
	2016	2015
Revenue	$27,589	$20,330
Cost of sales	18,539	13,159

Gross profit	$9,050	$7,171

Gross margin %	33%	35%

Gross profit for the three months ended March 31, 2016 was $9.1 million, or 33% of revenue, as compared to gross profit of $7.2 million, or 35% of revenue, for the corresponding period in 2015. The increase in gross profit reflects the growth in revenue from 2015. The decrease in gross margin from 35% to 33% is due to product mix.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative:

Acquisition, severance and transition costs	$1,141	$299
Amortization and depreciation	1,310	1,033
Stock-based compensation	430	534
Other selling, general and administrative	7,591	6,474

	10,472	8,340
Research and development	631	685

Total operating expenses	$11,103	$9,025

Selling, general and administrative (SG&A) expenses were $10.5 million for the quarter ended March 31, 2016, compared to $8.3 million for the same period in 2015, an increase of $2.2 million. The Company incurred non-cash depreciation, amortization and stock-based compensation expenses of $1.7 million for the three months ended March 31, 2016, an increase of $0.2 million from the same period in 2015. The increase in acquisition, severance and transition costs is primarily due to costs incurred in the current period related to the acquisition of TNT (see Note 11 to the Condensed Consolidated Financial Statements) and severance costs from the streamlining of our division operations to reduce fixed costs. In addition, the first-quarter 2016 operating expenses include $1.6 million of costs related to 2015 acquisitions which were acquired during and subsequent to the first quarter of 2015.

Interest and other expense (in thousands)

	Three Months Ended March 31,
	2016	2015
Interest and other expense	$(563)	$(192)

Interest and other expense for the three months ended March 31, 2016 increased $0.4 million over the year-ago period, primarily as a result of higher balances outstanding under our revolving credit facility and the promissory notes issued in August 2015 in connection with the Energy Source acquisition.

Net Loss

The net loss for the three months ended March 31, 2016 and 2015 was $2.6 million and $2.0 million, respectively. Basic and diluted net loss per share attributable to common stockholders was $0.16 and $0.15 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity, Capital Resources and Cash Flows

At March 31, 2016, the Company had working capital of $24.9 million, compared to working capital of $25.9 million at December 31, 2015. For the three months ended March 31, 2016 and 2015, the Company generated / (used) cash from operations of $0.1 million and ($7.2) million, respectively. As of May 6, 2016, the balance on the Revolving Credit Facility was $17.0 million, with additional borrowing capacity of $9.8 million.

On May 6, 2016, the Company completed an underwritten public offering of 3,191,250 shares of its common stock at an offering price of $5.25 per share. Net proceeds of the offering approximated $15.4 million, which was used to fund the cash portion of the TNT acquisition, to pay down bank debt and for general corporate purposes. In addition, as part of the TNT acquisition we issued $2 million in notes payable, $1 million due on each of the 12 month and 18 month anniversaries. See Note 11 to the Condensed Consolidated Financial Statements.

During 2014, we received various loans from RVL and its affiliates aggregating $18.1 million, of which $10.6 million was used to pay the cash portion of the purchase price of Value Lighting. On June 30, 2014, $12.6 million of outstanding principal and interest owed to RVL and its affiliates was exchanged for shares of our Series G Preferred Stock, including the amount borrowed to fund the cash portion of the purchase price of Value Lighting. On July 31, 2014, certain outstanding short-term loans and cash advances owed to RVL and its affiliates were consolidated into a longer-term note in the principal amount of $5.7 million, due April 1, 2016. A portion of this note was repaid with proceeds from the Bank of America revolving credit facility (as described below), such that a balance of $2.6 million remained outstanding under the note as of March 31, 2016 and December 31, 2015, due April 1, 2017.

During 2014, the Company entered into a loan and security agreement with Bank of America to borrow up to $25 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Borrowings under this facility were $23.2 million as of March 31, 2016. The Loan Agreement contains covenants which limit the ability of the Company to, among other things, (i) create, incur, guarantee or suffer to exist any indebtedness; (ii) create or suffer any lien upon any property; (iii) declare or make distributions to equity holders or create any restriction on the ability of a subsidiary to make such a distribution; (iv) make investments; (v) sell, lease, license, consign or otherwise dispose of any property; (vi) make loans or other advances of money to any person; (vii) make payments on certain indebtedness; and (viii) enter into transactions with affiliates. In addition, the Loan Agreement includes financial covenants that, on a consolidated basis, requires the Company to maintain, for the most recent twelve fiscal months, a ratio of (i) EBITDA minus Capital Expenditures (as defined in the Loan Agreement) and cash taxes paid to (ii) Fixed Charges (as defined in the Loan Agreement), of not less than 1.1 to 1.0, and a ratio of (i) Senior Debt (as defined in the loan agreement) to (ii) EBITDA of not more than 3.5 to 1.0, based upon an agreed upon calculation. Our coverage was 2.1 to 1.0 as of March 31, 2016. We are in compliance with our covenants and obligations under the facility. As of May 6, 2016, we estimate that we were eligible to borrow an additional $9.8 million under the facility based upon current levels of inventory and accounts receivable.

At March 31, 2016, the Company had working capital of $24.9 million, compared to working capital at December 31, 2015 of $25.9 million. The decrease in working capital is primarily the result of seasonality of the business.

The Company generated positive cash flows from operations in the first quarter of 2016 and believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we have realized revenues of $27.6 million during the three months ended March 31, 2016 and positive cash flow, we face challenges in order to sustain positive cash flows from operations and profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to maintain profitable operations, maintain our revolving credit facility, or raise additional capital. Additional capital could take the form of public or private debt, equity financing, other sources of financing to fund operations, or the support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

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

Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2016:

	Payments due by period
(in thousands)	2016	2017	2018	2019	2020
Operating lease obligations	$2,153	$2,321	$2,047	$1,596	$1,300
Purchase price obligations	7,990	1,023	—	—	—
Debt	10,300	26,095	2,066	—	—

Total	$20,443	$29,439	$4,113	$1,596	$1,300

Purchase Price Obligations

As a result of the 2014 acquisitions, we have issued 727,185 shares of common stock and we are obligated to issue an additional 279,634 shares in installments through December 2017. The table above includes $1.1 million representing the fair value of the $20 price floor attributed to 93,334 of these shares. Additionally, we have issued 489,498 shares of common stock in respect of contingent consideration based upon achievement of certain 2014 performance targets, and we are obligated to pay up to $6.5 million, in cash or common stock at our option, if the performance targets are achieved during 2015, 2016 and 2017. We expect to issue 1.2 million shares of our common stock in the second quarter of 2016 which will reduce our recorded liabilities by approximately $5.7 million.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 1 to Condensed Consolidated Financial Statements for recent accounting pronouncements.

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

The critical accounting estimates are those that we believe are the more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting estimates as described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which, as of April 30, 2016, it may borrow up to $27.0 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements. Based on the March 31, 2016 revolving credit facility balance of $23.2 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.2 million.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities Exchange Commission on March 10, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document Description

3.1*	Amended and Restated Certificate of Incorporation, as amended

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 12, 2016

Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: May 12, 2016

James A. DePalma
Chief Financial Officer
(Principal Financial Officer)