Form 10-Q
period 2016-06-30
Revolution Lighting Technologies, Inc.
filed 2016-08-04
CIK 917523

U.S.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of Common Stock, $.001 par value, outstanding on July 29, 2016: 20,782,850 shares

Revolution Lighting Technologies, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,190	$219
Trade accounts receivable, less allowance for doubtful accounts of $1,062 and $1,005	43,470	41,132
Unbilled contract receivables	5,285	4,559
Inventories, less reserves of $1,941 and $1,946	25,177	22,135
Other current assets	5,399	3,830

Total current assets	84,521	71,875

Property and equipment	2,769	2,702
Accumulated depreciation and amortization	(1,579)	(1,455)

Net property and equipment	1,190	1,247

Goodwill	70,575	64,267
Intangible assets, less accumulated amortization of $15,198 and $12,849	45,403	39,595
Other assets, net	504	651

	$202,193	$177,635

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,889	$19,908
Accrued compensation and benefits	3,869	3,388
Notes payable—current	11,360	10,360
Accrued and other current liabilities	7,462	5,329
Purchase price obligations—current	4,038	7,039

Total current liabilities	48,618	46,024

Revolving credit facility	22,576	22,026
Related party payable—noncurrent	2,565	2,565
Notes payable—noncurrent	3,246	2,426
Purchase price obligations—noncurrent	2,662	1,764
Other liabilities	1,472	727

Total liabilities	81,139	75,532

Stockholders’ Equity
Common stock, $.001 par value, 35,000 and 200,000 shares authorized, 20,783 and 15,964 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	21	16
Additional paid-in capital	199,449	176,760
Accumulated deficit	(78,416)	(74,673)

Total stockholders’ equity	121,054	102,103

	$202,193	$177,635

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$43,122	$27,245	$70,711	$47,575
Cost of sales	29,774	18,173	48,313	31,332

Gross profit	13,348	9,072	22,398	16,243

Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	1,860	453	3,001	752
Amortization and depreciation	1,565	1,145	2,875	2,178
Stock-based compensation	592	629	1,023	1,163
Other selling, general and administrative	9,283	7,738	16,874	14,212
Research and development	588	221	1,219	906

Total operating expenses	13,888	10,186	24,992	19,211

Operating loss	(540)	(1,114)	(2,594)	(2,968)

Other expense:
Interest and other expense	(586)	(374)	(1,149)	(566)

Net loss	$(1,126)	$(1,488)	$(3,743)	$(3,534)

Basic and diluted net loss per common share	$(0.06)	$(0.10)	$(0.21)	$(0.25)

Basic and diluted weighted average shares outstanding	18,850	14,373	17,699	14,128

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)	Common Stock		Additional Paid- in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance January 1, 2015	12,971	$13	$149,594	$(72,291)	$77,316
Stock based compensation	158	—	2,191	—	2,191
Shares issued for contingent consideration	544	1	5,838	—	5,839
Shares issued for acquisition	1,437	1	10,178	—	10,179
Issuance of common stock for cash, net of issuance costs	870	1	9,506	—	9,507
Cancellation of reacquired escrowed common stock	(16)	—	(547)	—	(547)
Net loss	—	—	—	(2,382)	(2,382)

Balance, December 31, 2015	15,964	$16	$176,760	$(74,673)	$102,103
Share-based compensation	310	1	522	—	523
Issuance of common stock for cash, net of issuance cost	3,364	3	16,188	—	16,191
Shares issued for contingent consideration and acquisition	1,145	1	6,050	—	6,051
Fees associated with issuance of common stock		—	(71)	—	(71)
Net loss	—	—	—	(3,743)	(3,743)

Balance, June 30, 2016	20,783	$21	$199,449	$(78,416)	$121,054

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net loss	$(3,743)	$(3,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198	279
Amortization of intangibles and other assets	2,677	1,899
Reacquired common stock issued for acquisition		(547)
Change in fair value of contingent consideration	832	485
Stock-based compensation	1,023	1,163
Changes in operating assets and liabilities, net of the effect of acquisitions (Note 2):
Increase in trade accounts receivable, net	(413)	(2,784)
Decrease in unbilled contract receivables	910	—
Increase in inventories, net	(3,043)	(5,929)
Increase in other assets	(1,352)	(437)
Increase (decrease) in accounts payable and accrued liabilities	1,981	(4,512)

Net cash used in operating activities	(930)	(13,917)

Cash Flows from Investing Activities:
Acquisition of business and other, net of cash acquired	(9,464)	(100)
Payment of acquisition obligations	(1,015)	—
Purchase of property and equipment	(110)	(240)

Net cash used in investing activities	(10,589)	(340)

Cash Flows from Financing Activities:
Fees pertaining to issuance of common stock	(71)	(219)
Proceeds from issuance of common stock, net of issuance costs	16,191	—
Repayments of note payable	(180)	(180)
Net proceeds from revolving credit facility	550	9,106

Net cash provided by financing activities	16,490	8,707

Increase (decrease) in Cash and Cash Equivalents	4,971	(5,550)
Cash and Cash Equivalents, beginning of period	219	6,033

Cash and Cash Equivalents, end of period	$5,190	$483

Supplemental Disclosure of Cash Flow Information:
Cash paid during period for interest	$414	$245
Non-cash investing and financing activities:
Contingent consideration and other	5,632	—
Issuance of common stock for contingent consideration	6,051	6,047
Deferred consideration for acquisition	—	500

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Summary of Significant Accounting Policies:

Basis of presentation—The accompanying (a) condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements of Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (the “Company”, “we”, “our”, “us”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not necessarily repeat disclosures that would substantially duplicate disclosures included in the annual audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and details of accounts that have not changed significantly in amount or composition.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes and other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, these interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016 or for any other future period.

Business—We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy saving projects (principally LED fixtures and lamps). We sell these products under the Revolution Lighting brand name. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as government, military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

The Company’s operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps).

During the second quarter of 2016, the Company purchased all the equity interests of TNT Energy, LLC (“TNT”), a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, educational and municipal sectors. TNT’s headquarters are located in Raynham, Massachusetts.

In the third quarter of 2015, the Company completed its acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. Energy Source is headquartered in Providence, Rhode Island.

Stock Split—On March 10, 2016, the company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. The number of authorized shares of the Common Stock and the par value of the Common Stock remained unchanged following the Split. All share amounts in these financial statements, as applicable, have been restated to give effect to the 1-for-10 reverse stock split (see Note 6).

Liquidity—At June 30, 2016, the Company had cash of $5.2 million and working capital of $35.9 million, compared to cash of $0.2 million and working capital of $25.9 million at December 31, 2015. For the six months ended June 30, 2016 and 2015, the Company used cash for operations of $0.9 million and $13.9 million, respectively.

In May 2016, the Company raised $15.2 million from the issuance of common stock, net of expenses. The proceeds were used to fund the cash portion of the TNT acquisition, pay debt under our credit facility, and for general corporate purposes.

In June 2016, the Company raised an additional $1.0 million in a private placement of its common stock to one of its distributors.

The Company has a loan and security agreement with Bank of America to borrow up to $27 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”) which matures in August 2017. Our Chairman, Chief Executive Officer and President has guaranteed $7 million of the borrowings under the Revolving Credit Facility; this guarantee enables us to borrow $7 million in addition to the amount available from receivables and inventory and may be terminated at any time. As of June 30, 2016, the balance outstanding on the Revolving Credit Facility was $22.6 million. As of June 30, 2016, the Company had total liquidity of $9.6 million, consisting of additional borrowing capacity on the Revolving Credit Facility of $4.4 million and cash on hand of $5.2 million.

We were in compliance with our covenants and obligations under the revolving credit facility as of July 29, 2016.

Historically, the Company’s significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

The Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Principles of consolidation—The condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of receivables and inventories, warranty obligations, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. Actual results could differ from those estimates.

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

The Company records sales tax revenue on a gross basis (included in revenues and costs). For the six months ended June 30, 2016 and 2015, revenues from sales taxes were $2.2 million and $1.8 million, respectively.

Warranties and product liability—The Company’s LED products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. Changes in the Company’s warranty liability for the six months ended June 30, 2016 are as follows:

(in thousands)	2016
Warranty liability, January 1	$423
Provisions for current year sales	48
Current period claims	(67)

Warranty liability, June 30	$404

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

The Company determines the fair value of acquisition liabilities on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in the fair value hierarchy. In each period, the Company reassesses its current estimates of performance relative to the stated targets and adjusts the liability to fair value. Any such adjustments are included as a component of selling, general and administrative expense in the Consolidated Statement of Operations. Changes in the fair value of acquisition liabilities during the six months ended June 30, 2016 were as follows:

(in thousands)	2016
Fair value, January 1	$8,453
Fair value of acquisition liabilities paid during the period	(6,917)
Fair value of consideration issued	4,132
Change in fair value	832

Fair value, June 30	6,500

The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2016:

(in thousands)	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs
Earnout liabilities	$5,595	Income approach	Discount rate—19.5%

Stock distribution price floor	905	Monte Carlo	Volatility—60%
		simulation	Risk free rate—1.2%
			Dividend yield—0%

Fair value, June 30, 2016	$6,500

Cash equivalents—Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable—Accounts receivable are customer obligations due under normal trade terms. The Company performs periodic credit evaluations of its customers’ financial condition. The Company records an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers and specifically identified amounts that it believes to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to its allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following summarizes the changes in the allowance for doubtful accounts for the six months ended June 30, 2016:

(in thousands)	2016
Allowance for doubtful accounts, January 1	$1,005
Additions	482
Write-offs	(425)

Allowance for doubtful accounts, June 30	$1,062

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

Advertising—Advertising costs, included in selling, general and administrative expenses, are expensed when the advertising first takes place. The Company promotes its product lines primarily through print media and trade shows, including trade publications, and promotional brochures. Advertising expenses were not material during the three and six months ended June 30, 2016 and 2015.

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

Loss per share—Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

In connection with prior acquisitions, the Company unconditionally agreed to issue additional shares of its common stock during 2015, 2016 and 2017. In this connection, 80,001 and 505,933 potentially dilutive shares have been included in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015. Also in connection with prior acquisitions, the Company is contingently obligated to pay up to $2.5 million and $6.5 million as of June 30, 2016 and 2015, or at its option, an equivalent amount of common shares based upon their then-current market value, if certain performance criteria have been met. These shares have been excluded from the computation of diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 because the effect would be antidilutive.

Contingencies—In the ordinary course of business, the Company may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. The Company evaluates such matters in accordance with the criteria set forth in Accounting Standards Codification 450. Based upon such evaluation, at June 30, 2016, the Company is not a party to any pending legal proceedings that it believes to be material. The Company may be required to make payments under a certain channel distribution agreement if certain revenue targets are achieved. The maximum amount of such payments is $1.5 million and has been accrued for as of June 30, 2016.

Recent accounting pronouncements—In February 2016, the FASB issued ASU 2016-02, “Leases”, that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

In March, April and May 2016, respectively, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, all of which relate to, “Revenue from Contracts with Customers”, which are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of the ASU’s are effective for periods beginning after December 15, 2017. The adoption of these ASU’s are not expected to have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation”, which is intended to simplify the accounting for share-based payment awards. The standard is effective for fiscal years beginning after December 15, 2016. The Company has not determined the effect that this accounting pronouncement will have on its financial statements.

2.	Acquisitions of Businesses and Other Intangibles:

TNT Energy, LLC—In May 2016, the Company completed its acquisition of TNT, a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors. TNT’s headquarters are located in Raynham, Massachusetts. The acquisition of TNT is expected to expand the Company’s footprint within key lighting retrofit markets in the United States. The Company believes this is a direct complimentary fit with the Company’s division, Energy Source, based in Providence, RI. In addition to its broad existing customer base, TNT is a contract vendor for the Small C&I Business Programs of northeast utility companies, with a defined territory of approximately 120 municipalities throughout Massachusetts. The purchase consideration aggregated $14.7 million consisting of $8.6 million in cash (including the payment of a preliminary working capital adjustment of $0.6), the issuance of $2 million in promissory notes and contingent consideration based on defined earnings targets, preliminarily valued at $4.1 million. The cash payment was funded through the common stock offering (see Note 6). The company acquired TNT for its management team, its client base and operational and business development synergies. Final valuations and allocations are subject to additional analyses and may differ from amounts reflected above.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the TNT acquisition:

(in thousands)
Working capital, net	$2,576
Goodwill	6,256
Intangible assets	5,921

Purchase price	$14,753

Energy Source—On August 5, 2015, the Company completed its acquisition of Energy Source, a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. The purchase consideration aggregated $31.5 million, which consisted of $10 million in cash, $9.7 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration initially valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 869,565 shares of common stock to a third party investor for $10 million. The promissory notes are supported by an irrevocable letter of credit from RVL. The Company acquired Energy Source for its management team, its client base and operational and business development synergies.

The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed in the Energy Source acquisition:

(in thousands)
Working capital, net	$1,458
Goodwill	21,276
Intangible assets	8,768

Purchase price	$31,502

The acquired intangible assets related to the aforementioned acquisitions are being amortized consistent with the period the underlying cash flows are generated. Goodwill is expected to be deductible for income tax purposes.

Pro forma information. The following unaudited supplemental pro forma information assumes the TNT and Energy Source acquisitions referred to above had been completed as of January 1, 2015 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future. The pro forma effect of the E-Lighting acquisition was not significant.

(in thousands)	Pro Forma Six Months Ended June 30, 2016	Pro Forma Year Ended December 31, 2015
Revenues	$78,585	$163,351
Operating (loss) income	$(2,099)	$182
Net loss	$(3,315)	$(1,727)

The pro forma results for the six months ended June 30, 2016 and the year ended December 31, 2015, include the amortization of customer backlog, and acquisition, severance and transition costs totaling $3.3 million and $2.6 million, respectively. The preponderance of these charges are non-recurring and will not have a continuing impact on the future results of operations.

3.	Inventories:

Inventories, which are primarily purchased from third parties, consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Raw materials	$3,662	$3,789
Finished goods	23,456	20,292

	27,118	24,081
Less: provision for obsolescence	(1,941)	(1,946)

Net inventories	$25,177	$22,135

4.	Intangible Assets:

At June 30, 2016, the Company had the following intangible assets subject to amortization:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts and backlog	$5,026	$4,704	$322
Customer relationships and product supply agreements	34,098	6,497	27,601
Favorable lease	334	179	155
Non-compete agreement	1,386	517	869
Patents	268	189	79
Product certification	10	3	7
Technology	1,953	486	1,467
Trademarks / Trade Names	17,526	2,623	14,903

	$60,601	$15,198	$45,403

5.	Financings:

The Company has a loan and security agreement with Bank of America to borrow up to $27 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”) which matures in August 2017. Our Chairman, Chief Executive Officer and President has guaranteed $7 million of the borrowings under the Revolving Credit Facility; this guarantee enables us to borrow $7 million in addition to the amount available from receivables and inventory and may be terminated at any time. As of June 30, 2016, the balance outstanding on the Revolving Credit Facility was $22.6 million. As of June 30, 2016, the Company had total liquidity of $9.6 million, consisting of additional borrowing capacity on the Revolving Credit Facility of $4.4 million and cash on hand of $5.2 million.

Borrowings under the arrangement bear interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. The Company is also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on August 20, 2017. All obligations under the Revolving Credit Facility are secured by the assets of the Company and its subsidiaries and are guaranteed by the Company and its subsidiaries. Borrowings outstanding as of June 30, 2016 amount to $22.6 million and are included in non-current liabilities in the accompanying Condensed Consolidated Balance Sheet.

The Loan Agreement contains covenants which limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of July 29, 2016, we were in compliance with our covenants.

In July 2016, the maturity date of the $10 million promissory notes that were issued in August 2015 in connection with the Energy Source acquisition, was extended to January 2017, with an interest rate of 7%.

From time to time the Company enters into financing arrangements with RVL and its affiliates (see Note 10).

Maturities of long-term borrowings for each of the next five years are as follows:

(in thousands)
2016	180
2017	37,501
2018	2,066
2019	—
2020	—

Total	39,747

6.	Common Stock Transactions:

As of June 30, 2016, the Company had approximately 20.8 million shares of its common stock outstanding, of which approximately 8.7 million shares, or 42%, were constructively owned by RVL and its affiliates.

During the second quarter of 2016, the Company completed an underwritten public offering of 3.19 million shares of its common stock at an offering price of $5.25 per share. Net proceeds of the offering approximated $15.2 million, which was used to fund the cash portion of the TNT acquisition, to pay down bank debt and for general corporate purposes.

During the quarter end June 30, 2016, the Company sold 0.17 million shares of its Common Stock for $1.0 million in a private placement to one of its distributors. The net proceeds were used for general corporate purposes.

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

At the annual shareholder meeting held on May 12, 2016, the shareholders voted to amend the Company’s Certificate of Incorporation to decrease the authorized shares of common stock from 200 million to 35 million.

In connection with the Energy Source acquisition (see Note 2), the Company issued 0.88 million of its common shares, valued at $9.7 million, to the sellers of Energy Source, and 0.87 million shares for $9.5 million, net of expenses, to third party investors to fund the cash portion of the purchase price.

At June 30, 2016, the Company has reserved common stock for issuance in relation to the following:

Employee stock options and restricted stock	464,299
Shares to be issued for acquisitions	80,001

Total reserved shares	544,300

7.	Preferred Stock:

The Company is authorized to issue up to 5 million shares of preferred stock. There were no shares of preferred stock outstanding as of June 30, 2016 and December 31, 2015.

8.	Stock-Based Compensation:

The Company’s Board of Directors has determined that no further awards will be made pursuant to its 2003 stock option plan (the “2003 Plan”). As of June 30, 2016, options for 28,983 shares of common stock were vested and exercisable and have been reserved for issuance under the 2003 Plan.

Under the Company’s 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 1,100,000 shares (which includes an additional 500,000 shares approved by the shareholders on May 12, 2016) of the Company’s common stock may be issued to officers, employees, non-employee directors and consultants of the Company and its affiliates.

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

As of June 30, 2016, 2,000 options, 581,069 restricted shares, net of forfeitures, and 83,115 shares for incentive compensation have been awarded under the 2013 Plan. A total of 435,316 common shares are reserved for future issuance under the 2013 Plan.

During the three and six months ended June 30, 2016, no options were issued, exercised, or forfeited and no options vested or expired. The total future compensation cost related to non-vested stock options is estimated to be nominal as of June 30, 2016. Options outstanding at June 30, 2016 had no intrinsic value.

Stock-based compensation expense recognized in the accompanying statements of operations for the three months ended June 30, 2016 and 2015 was $0.6 million and $0.6 million, respectively. Stock-based compensation expense recognized in the accompanying statements of operations for the six months ended June 30, 2016 and 2015 was $1.0 million and $1.2 million, respectively.

9.	Income Taxes:

We did not record any current or deferred U.S. federal income tax provision or benefit for the three and six month periods ended June 30, 2016 and 2015 because we have experienced operating losses since inception. The Company has recognized a full valuation allowance related to its net deferred tax assets, including substantial net operating loss carryforwards.

As of June 30, 2016, the Company had approximately $65 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset the Company’s income for federal and state tax purposes.

10.	10. Related Party Transactions:

Financings—In April 2015, our Chairman, Chief Executive Officer, and President guaranteed $5 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. In April 2016, our Chairman, Chief Executive Officer, and President guaranteed $2 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount (see Note 5).

Aston advanced $2.6 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances, and approved a new promissory note in respect of such amount, which bears interest and matures on January 1, 2018 and can be prepaid at the option of the Company (the “July Note”).

The Company has accrued interest on the July Note of $0.5 million and $0.3 million at June 30, 2016 and December 31, 2015, respectively and recorded interest expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2016, respectively.

Management Agreement—On April 9, 2013, the Company ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to the Company since RVL acquired majority control of the Company’s voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting the Company in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In addition, two of the Aston members hold executive positions in the Company and receive no compensation. In consideration of the services provided by Aston under the Management Agreement and the two members who serve as executives with no compensation, the Company issued 50,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, the Company granted an additional 30,000 shares of restricted stock to Aston which vest in three annual installments with the vesting dates being September 25, 2014, 2015 and 2016. Aston did not receive an award of restricted stock in 2015. On May 12, 2016, the Company granted an additional 250,000 shares of restricted stock to Aston, which vest in three annual installments on May 12, 2017, 2018, and 2019. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Corporate Headquarters—The Company’s corporate headquarters utilizes space in Stamford, Connecticut which is also occupied by affiliates of the Company’s Chairman and Chief Executive Officer. The Company pays Aston approximately $30,000 monthly, representing its proportionate share of the space under the underlying lease.

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

Except for the historical information contained herein, the discussions in this report may include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. Words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan” and similar expressions in this report identify forward-looking statements. The forward-looking statements are based on current views with respect to future events and financial performance. Actual results may differ materially from those projected in the forward-looking statements. The forward-looking statements are subject to risks, uncertainties and assumptions, including, among other factors:

•	our history of losses and that we may not be able to remain viable if we are unable to increase revenue, or raise capital as needed, if support from our significant shareholder does not continue;

•	the future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders;

•	our loan agreement contains financial covenants that may limit our operating and strategic flexibility;

•	our growth strategy depends in part on our ability to execute successful strategic acquisitions;

•	we must successfully integrate and realize the expected benefits of our acquisitions, including our recent acquisitions of Tri-State DE LLC, Relume Technologies, Inc., Seesmart Technologies, Inc., Value Lighting, Inc., Energy Source, LLC and TNT Energy LLC, or face the potential for losses and impairments;

•	we face competition from larger companies in each of our product areas;

•	the risk that demand for our LED products fails to emerge as anticipated;

•	we are dependent on the availability of components used in our finished products and if third-party manufacturers experience delays, or shipping or transportation is disrupted due to labor unrest or other factors, we may incur delays in shipment to our customers, which would damage our business;

•	if the companies to which we outsource the manufacture of our products fail to meet our requirements for quality, quantity and timeliness, our revenue and reputation in the marketplace could be harmed;

•	we depend on distributors and independent sales representatives for a portion of our revenue, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business; and

•	the risk that we may not be able to adequately protect our intellectual property rights or that infringement claims by others may subject us to significant costs.

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

Overview

We design, manufacture, market and sell commercial grade light-emitting diode (“LED”) fixtures for outdoor and indoor applications, LED-based signage, channel-letter and contour lighting products, replacement lamps and high-performance, commercial grade smart grid control systems and provide turnkey comprehensive energy saving projects (principally LED fixtures and lamps). We sell these products under the Revolution Lighting brand name. Our products incorporate many proprietary and innovative features. Our product offerings and patented designs provide opportunities for significant savings in energy and maintenance costs without compromising the environment. We generate revenue by selling lighting products for use in the commercial and industrial, and government markets, which include vertical markets such as government, military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

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

Summary of Results

For the three months ended June 30, 2016, the Company reported revenues of $43.1 million and a net loss of $1.1 million compared to revenues of $27.2 million and a net loss of $1.5 million for the corresponding period in 2015. For the six months ended June 30, 2016, the Company reported revenues of $70.7 million and a net loss of $3.7 million compared to revenues of $47.6 million and a net loss of $3.5 million for the corresponding period in 2015. The Company’s reported results for the three and six months ended June 30, 2016 and 2015 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Acquisition, severance and transition costs	$(1.9)	$(0.5)	$(3.0)	$(0.8)
Amortization and depreciation	(1.6)	(1.1)	(2.9)	(2.2)
Stock-based compensation	(0.6)	(0.6)	(1.0)	(1.2)
Interest and other expense	(0.6)	(0.4)	(1.1)	(0.6)

Total	$(4.7)	$(2.6)	$(8.0)	$(4.8)

Three Months Ended June 30, 2016 and 2015

Revenue (in thousands)

	Three Months Ended June 30,
	2016	2015
Revenue	$43,122	$27,245

Total revenue for the three months ended June 30, 2016 increased $15.9 million, or 58%, to $43.1 million as compared to $27.2 million for the three months ended June 30, 2015. The increase in revenues resulted primarily from organic growth, including strong growth in the multi-family sector, retrofit lamps and related LED products; and the increase from our TNT and Energy Source acquisitions, which were acquired in August 2015 and May 2016, respectively, and are included in our operating results from their respective acquisition dates. On a pro forma basis, revenues for the three months ended June 30, 2016 increased 20% over the year-ago period, from $36.8 million to $44.1 million due to strong organic growth across all sectors including our full service turnkey operations (TNT and Energy Source). See Note 2 of our Notes to Condensed Consolidated Financial Statements.

Gross Profit (in thousands)

	Three Months Ended June 30,
	2016	2015
Revenue	$43,122	$27,245
Cost of sales	29,774	18,173

Gross profit	$13,348	$9,072

Gross margin %	31%	33%

Gross profit for the three months ended June 30, 2016 was approximately $13.3 million, or 31% of revenue, as compared to gross profit of approximately $9.1 million, or 33% of revenue, for the corresponding period in 2015. The increase in gross profit reflects the growth in revenue from 2015. The decrease in gross margin percentage from 33% to 31% reflects the change in product mix.

Operating Expenses (in thousands)

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative:
Acquisition, severance and transition costs	$1,860	$453
Amortization and depreciation	1,565	1,145
Stock-based compensation	592	629
Other selling, general and administrative	9,283	7,738

	13,300	9,965
Research and development	588	221

Total operating expenses	$13,888	$10,186

Selling, general and administrative expenses were $13.3 million for the quarter ended June 30, 2016, compared to $10.0 million for the same period in 2015, an increase of $3.3 million. The other selling, general and administrative expenses increased by $1.5 million from $7.7 million to $9.3 million. This increase primarily reflects costs attributable to the addition of our TNT and Energy Source acquisitions and variable costs associated with higher organic revenue. The increase in amortization and depreciation, acquisition, severance and transition costs is primarily due to costs incurred in the current period related to the acquisition of TNT (see Note 2 to the Condensed Consolidated Financial Statements) and severance costs related to the streamlining of our division operations to better align our operations with our markets and eliminate redundant functions. The increase in research and development expenses reflects costs associated with the development of expanding our product portfolio.

Interest and Other Expense (in thousands)

	Three Months Ended June 30,
	2016	2015
Interest and other expense	$(586)	$(374)

Interest and other expense for the three months ended June 30, 2016 increased $0.2 million over the year-ago period, primarily as a result of higher balances outstanding under our revolving credit facility and the Energy Source and TNT promissory notes.

Net Loss

The net loss for the three months ended June 30, 2016 and 2015 was $1.1 million and $1.5 million, respectively. Basic and diluted net loss per share attributable to common stockholders was $0.06 and $0.10 for the three months ended June 30, 2016 and 2015, respectively. The net loss for the three months ended June 30, 2016 and 2015 includes non-recurring costs applicable to acquisition, severance and transition costs of $1.9 million and $0.5 million, respectively.

Six Months Ended June 30, 2016 and 2015

Revenue (in thousands)

	Six Months Ended June 30,
	2016	2015
Revenue	$70,711	$47,575

Total revenue for the six months ended June 30, 2016 increased $23.1 million, or 49%, to $70.7 million as compared to $47.6 million for the six months ended June 30, 2015. The increase in revenues resulted primarily from organic growth and the balance being contributed by our TNT and Energy Source acquisitions which were acquired subsequent to the second quarter of 2015 and are included in our operating results from their respective acquisition dates. On a pro forma basis, revenues for the six months ended June 30, 2016 increased 23% over the year-ago period, from $63.7 million to $78.6 million. See Note 2 of our Notes to Condensed Consolidated Financial Statements.

Gross Profit (in thousands)

	Six Months Ended June 30,
	2016	2015
Revenue	$70,711	$47,575
Cost of sales	48,313	31,332

Gross profit	$22,398	$16,243

Gross margin %	32%	34%

Gross profit for the six months ended June 30, 2016 was $22.4 million, or 32% of revenue, as compared to gross profit of approximately $16.2 million, or 34% of revenue, for the corresponding period in 2015. The increase in gross profit reflects the growth in revenue from 2015. The decrease in gross margin percentage reflects the change in product mix.

Operating Expenses (in thousands)

	Six Months Ended June 30,
	2016	2015
Selling, general and administrative:
Acquisition, severance and transition costs	$3,001	$752
Amortization and depreciation	2,875	2,178
Stock-based compensation	1,023	1,163
Other selling, general and administrative	16,874	14,212

	23,773	18,305
Research and development	1,219	906

Total operating expenses	$24,992	$19,211

Selling, general and administrative expenses were $23.8 million for the six months ended June 30, 2016, compared to $18.3 million for the same period in 2015, an increase of $5.5 million. The other selling, general and administrative expenses increased by $2.7 million from $14.2 million to $16.9 million. This increase primarily reflects costs attributable to the addition of our TNT and Energy Source acquisitions and variable costs associated with higher organic revenue. The increase in amortization and depreciation, acquisition, severance and transition costs is primarily due to costs incurred in the current period related to the acquisition of TNT (see Note 2 to the Condensed Consolidated Financial Statements) and severance costs related to the streamlining of our division operations to better align our operations with our markets and eliminate redundant functions. The increase in research and development expenses reflects costs associated with the development of expanding our product portfolio.

Interest and Other Expense (in thousands)

	Six Months Ended June 30,
	2016	2015
Interest and other expense	$(1,149)	$(566)

Interest and other expense for the six months ended June 30, 2016 increased $0.6 million over the year-ago period, primarily as a result of higher balances outstanding under our revolving credit facility and the Energy Source and TNT promissory notes.

Net Loss

The net loss for the six months ended June 30, 2016 and 2015 was approximately $3.7 million and $3.5 million, respectively. Diluted loss per common share attributable to common stockholders was $0.21 and $0.25 for the six months ended June 30, 2016 and 2015, respectively. The net loss for the six months ended June 30, 2016 and 2015 includes non-recurring costs applicable to acquisition, severance and transition costs of $3.0 million and $0.8 million, respectively.

Liquidity, Capital Resources and Cash Flows

At June 30, 2016, the Company had working capital of $35.9 million, compared to working capital of $25.9 million at December 31, 2015.

For the six months ended June 30, 2016 and 2015, the Company used cash from operations of $0.9 million and $13.9 million, respectively. During the 2016 period, the Company increased inventories approximately $3.0 million in order to support an expected significant increase in third quarter 2016 revenue and accounts payable and accrued liabilities increased by $2.0 million primarily due to the timing of inventory and vendor payments.

The Company has a loan and security agreement with Bank of America to borrow up to $27 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”) which matures in August 2017. Our Chairman, Chief Executive Officer and President has guaranteed $7 million of the borrowings under the Revolving Credit Facility; this guarantee enables us to borrow $7 million in addition to the amount available from receivables and inventory and may be terminated at any time. As of June 30, 2016, the balance outstanding on the Revolving Credit Facility was $22.6 million. As of June 30, 2016, the Company had total liquidity of $9.6 million, consisting of additional borrowing capacity on the Revolving Credit Facility of $4.4 million and cash on hand of $5.2 million.

The Loan Agreement contains covenants that limit the ability of the Company to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of July 29, 2016, we were in compliance with all of our covenants.

Historically, the Company’s significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

The Company believes it has adequate resources to meet its cash requirements in the foreseeable future.

Although we realized revenues of $43.1 million during the second quarter of 2016, which represents a 58% increase over the year-ago period, we face challenges in order to achieve profitability, and there can be no assurance that we will sustain positive cash flows from operations in future periods or attain profitability. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Contractual Obligations

The following table sets forth our contractual obligations at June 30, 2016:

	Payments due by period
(in thousands)	2016	2017	2018	2019	2020
Operating lease obligations	$1,711	$2,270	$2,219	$1,855	$1,755
Purchase price obligations and other	1,352	4,488	2,359	—	—
Debt	180	37,501	2,066	—	—

Total	$3,243	$44,259	$6,644	$1,855	$1,755

Purchase Price Obligations

As a result of prior acquisitions, we are obligated to issue an additional 80,001 shares in installments through December 2017. Additionally, up to $2.5 million of the purchase price obligations reflected above can be paid in cash, or at the company’s option, an equivalent amount of common shares based upon their then current market value if the performance targets are achieved during 2016, 2017 and 2018. As the result of agreements entered into with distributors / contractors for the purposes of expanding the sale of our portfolio of products, the Company may be required to pay up to $1.5 million if certain revenue targets are achieved. The amounts are included in the table above.

Critical Accounting Policies

There were no material changes to our critical accounting policies disclosed in the Management’s Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015. See Note 1 to the Condensed Consolidated Financial Statements for recent accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with its variable-rate revolving credit facility pursuant to which it may borrow up to $27.0 million. See Note 5 of the Notes to Condensed Consolidated Financial Statements. Based on the June 30, 2016 revolving credit facility balance of $22.6 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.2 million.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 28 2016, the Company sold 172,413 shares of its common stock to one of its distributors for an aggregate purchase price of $1 million. The shares of common stock were issued in reliance of the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Document Description

2.1	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – TNT Energy, LLC, TNT Energy, LLC, Timothy M. Blanchard and Theodore A. Carmone, Jr., dated as of May 2, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-23590) filed May 2, 2016)+

3.1*	Amended and Restated Certificate of Incorporation, as amended

10.1	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C (File No. 000-23590) filed with the Securities and Exchange Commission on April 20, 2016)

10.2	Consent and Seventh Amendment to Loan and Security Agreement and Fifth Amendment to Pledge Agreement, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-23590) filed May 2, 2016)

10.3	Consent and Eighth Amendment to Loan and Security Agreement and Ratification of Guaranty, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC, Revolution Lighting – E-Lighting, Inc. and Seesmart, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-23590) filed May 2, 2016)

10.4	Consent, Joinder and Ninth Amendment to Loan and Security Agreement and Sixth Amendment to Pledge Agreement, dated May 6, 2016, by and among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., and TNT Energy, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 000-23590) filed May 9, 2016)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T
+	Revolution Lighting Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: August 4, 2016
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: August 4, 2016
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)