Form 10-Q
period 2016-09-30
Revolution Lighting Technologies, Inc.
filed 2016-11-09
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-23590

REVOLUTION LIGHTING TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

m

DELAWARE	59-3046866
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

177 BROAD STREET, 12th FLOOR, STAMFORD, CT 06901

(Address of Principal Executive Offices) (Zip Code)

(203) 504-1111

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2016, the Registrant had 20,846,114 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

Item 1. Financial Statements (Unaudited)

Page No.
Condensed Consolidated Balance Sheets (Unaudited) at September 30, 2016 and December 31, 2015	4
Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2016 and 2015	5
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Year Ended December 31, 2015 and the Nine Months Ended September 30, 2016	6
Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016 and 2015	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$3,911	$219
Trade receivable, net of allowance for doubtful accounts	47,678	41,132
Unbilled contracts receivable	7,869	4,559
Inventories, net	24,225	22,135
Other current assets	6,487	3,830

Total current assets	90,170	71,875
Property and equipment, net	1,218	1,247
Goodwill	71,827	64,267
Intangible assets, net	44,472	39,595
Other assets, net	474	651

Total assets	$208,161	$177,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,241	$19,908
Notes payable	11,360	10,360
Accrued and other liabilities	9,849	8,717
Purchase price obligations	2,899	7,039

Total current liabilities	49,349	46,024
Revolving credit facility	25,513	22,026
Notes payable	3,156	2,426
Related party notes payable	2,565	2,565
Purchase price obligations	2,518	1,764
Other noncurrent liabilities	1,497	727

Total liabilities	84,598	75,532

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 20,844 shares issued and outstanding at September 30, 2016 and 200,000 shares authorized and 15,964 shares issued and outstanding at December 31, 2015	21	16
Additional paid-in-capital	200,329	176,760
Accumulated deficit	(76,787)	(74,673)

Total stockholders’ equity	123,563	102,103

Total liabilities and stockholders’ equity	$208,161	$177,635

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$50,168	$37,733	$120,879	$85,308
Cost of sales	34,302	25,547	82,615	56,879

Gross profit	15,866	12,186	38,264	28,429
Operating expenses:
Selling, general and administrative expenses:
Acquisition, severance and transition costs	126	718	3,127	1,470
Amortization and depreciation	1,627	1,213	4,502	3,391
Stock-based compensation	462	919	1,485	2,082
Other selling, general and administrative	10,556	8,429	27,430	22,641
Research and development	719	733	1,938	1,639

Total operating expenses	13,490	12,012	38,482	31,223

Operating income (loss)	2,376	174	(218)	(2,794)
Interest and other expenses	(747)	(459)	(1,896)	(1,025)

Net income (loss)	$1,629	$(285)	$(2,114)	$(3,819)

Net income (loss) per share, basic and diluted	$0.08	$(0.02)	$(0.11)	$(0.26)

Weighted average shares outstanding, basic	20,491	15,463	18,519	14,541

Weighted average shares outstanding, diluted	21,143	15,463	18,519	14,541

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common	Additional Paid-in-	Accumulated	Total Stockholders’
	Stock	Capital	Deficit	Equity
Balance at January 1, 2015	$13	$149,594	$(72,291)	$77,316
Stock-based compensation	—	2,191	—	2,191
Shares issued for contingent consideration	1	5,838	—	5,839
Shares issued for acquisition	1	10,178	—	10,179
Issuance of common stock for cash, net of issuance costs	1	9,506	—	9,507
Cancellation of reacquired escrowed common stock	—	(547)	—	(547)
Net loss	—	—	(2,382)	(2,382)

Balance at December 31, 2015	$16	$176,760	$(74,673)	$102,103
Stock-based compensation	1	948	—	949
Issuance of common stock for cash, net of issuance costs	3	16,189	—	16,192
Shares issued for contingent consideration and acquisition	1	6,432	—	6,433
Net loss	—	—	(2,114)	(2,114)

Balance at September 30, 2016	$21	$200,329	$(76,787)	$123,563

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,114)	$(3,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307	415
Amortization of intangible and other assets	4,195	2,976
Reacquired common stock issued for acquisitions	—	(547)
Stock-based compensation	1,485	2,082
Change in fair value of contingent consideration	(69)	739
Other noncash items affecting net loss	181	—
Changes in operating assets and liabilities, net of the effect of acquisitions (Note 2):
Increase in trade accounts receivable, net	(5,321)	(8,289)
Increase in unbilled contracts receivable	(2,926)	—
Increase in inventories, net	(1,722)	(2,955)
Increase in prepaid and other assets	(2,507)	(5,690)
(Increase) decrease in other assets	82	(77)
Increase (decrease) in accounts payable and accrued liabilities	4,338	(2,639)

Cash used in operating activities	(4,071)	(17,804)

Cash Flows from Investing Activities:
Acquisition of business and other, net of cash acquired	(10,413)	(10,248)
Payment of acquisition obligations	(1,015)	—
Purchase of property and equipment	(220)	(420)
Proceeds from the sale of assets	2	—

Cash used in investing activities	(11,646)	(10,668)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	16,192	9,525
Net proceeds from revolving credit facility	3,487	14,096
Repayments of note payable	(270)	(300)

Cash provided by financing activities	19,409	23,321

Net increase (decrease) in cash and cash equivalents	3,692	(5,151)
Cash and cash equivalents at beginning of period	219	6,033

Cash and cash equivalents at end of period	$3,911	$882

Non-cash investing and financing activities:
Contingent consideration and other	5,132	—
Issuance of common stock for contingent consideration	6,434	6,047
Deferred consideration for acquisition	—	500

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In millions, except share and per share data, or unless otherwise noted)

1.The Company

Revolution Lighting Technologies, Inc. and its wholly-owned subsidiaries (“Revolution”, “we”, “us” or “our”) is a leader in the designing, manufacturing, marketing, and selling of LED lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Value Lighting, Tri-State LED, E-Lighting, All-Around Lighting and TNT Energy, to transform lighting into a source of superior energy savings, quality light and well-being. We market and distribute our products through a network of regional and national independent sales representatives and distributors, as well as through energy savings companies and national accounts. We generate revenue by selling lighting products for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps).

During the second quarter of 2016, we purchased all the equity interests of TNT Energy, LLC (“TNT”), a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, educational and municipal sectors (see Note 2).

In the third quarter of 2015, we completed the acquisition of Energy Source, LLC (“Energy Source”), a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors (see Note 2).

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Balance Sheet as of December 31, 2015 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, these accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our financial position, results of operations, and cash flows as of and for the dates and periods presented. The unaudited condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of receivables and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, income taxes and contingencies. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2016, or for any other future period.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in revenues and costs). Revenues from sales taxes were $1.5 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.7 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock Split

On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, as approved by the holder of a majority of the common stock and the Board (the “Split”), that became effective for trading purposes on March 11, 2016. The number of authorized shares and the par value of our common stock remained unchanged following the Split. All references to number of shares and per share data in the consolidated financial statements and applicable disclosures have been adjusted to reflect the reverse stock split, unless otherwise noted (see Note 10).

Liquidity and Capital Resources

Our liquidity as of September 30, 2016 and December 31, 2015 was $5.4 million and $2.8 million, respectively, which was comprised of cash and cash equivalent of $3.9 million and $0.2 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $1.5 million and $2.6 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

In May 2016, we raised $15.2 million from the issuance of common stock, net of expenses. The proceeds were used to fund the cash portion of the TNT acquisition, pay debt under our credit facility, and for general corporate purposes. In June 2016, we raised an additional $1.0 million in a private placement of our common stock to one of our distributors.

We have a loan and security agreement with Bank of America to borrow up to $27.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (the “Revolving Credit Facility”) which matures in October 2017. At September 30, 2016, the balance outstanding on the Revolving Credit Facility was $25.5 million. As of September 30, 2016, we were in compliance with our covenants.

At September 30, 2016 and December 31, 2015, we had working capital of $40.8 million and $25.9 million, respectively.

We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Contingencies

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Based upon such evaluation, at September 30, 2016, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. We may be required to make payments under a certain channel distribution agreement if certain revenue targets are achieved. The maximum amount of such payments is $1.0 million, which has been accrued for as of September 30, 2016.

Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We have not determined the effect that this accounting pronouncement will have on our financial statements.

In March, April and May 2016, respectively, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12, all of which relate to, “Revenue from Contracts with Customers”, which are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of the ASU’s are effective for periods beginning after December 15, 2017. The adoption of these ASU’s are not expected to have a material effect on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, which is intended to simplify the accounting for share-based payment awards. The standard is effective for fiscal years beginning after December 15, 2016. We have not determined the effect that this accounting pronouncement will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,”(“ASU 2016-15”), which provides guidance on eight specific cash flow issues. The provisions of ASU 2016-15 are effective for periods beginning after December 15, 2017. The adoption of ASU 2016-15 is not expected to have a material effect on our consolidated financial statements.

2. Acquisitions of Businesses and Other Intangibles

TNT Energy, LLC

On May 9, 2016, we completed the acquisition of TNT, a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors. TNT’s headquarters is located in Raynham, Massachusetts. The acquisition of TNT is expected to expand our footprint within key lighting retrofit markets in the United States. We believe this is a direct complimentary fit with our division, Energy Source, based in Providence, RI. In addition to its broad existing customer base, TNT is a contract vendor for the Small C&I Business Programs of northeast utility companies, with a defined territory of approximately 120 municipalities throughout Massachusetts. We acquired TNT for its management team, its client base and operational and business development synergies. Final valuations and allocations are subject to additional analyses and may differ from amounts reflected below.

Purchase Price Allocation

We accounted for the acquisition of TNT under Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed were recorded based on their preliminary estimated fair values on the date of the acquisition. The initial valuations were derived from estimated fair value assessments and assumptions used by management, and were preliminary.

Consideration:
Cash paid (1)	$8.6
Promissory note	2.0
Contingent consideration (2)	4.1

Total Consideration	$14.7

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$1.3
Goodwill (3)	7.5
Intangible assets (4)	5.9

Net Assets	$14.7

(1)	Includes the prepayment of a preliminary working capital adjustment of $0.6 million. The cash payment was funded through the common stock offering (see Note 10).
(2)	Contingent consideration is based on expected revenue and adjusted EBITDA.
(3)	During the third quarter, we recorded a $1.3 million increase to goodwill related to an adjustment in working capital. Goodwill is expected to be deductible for income tax purposes.
(4)	The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated.

Energy Source

On August 5, 2015, we completed the acquisition of Energy Source, a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. We acquired Energy Source for its management team, its client base and operational and business development synergies.

Purchase Price Allocation

Consideration:
Cash paid (1)	$10.0
Common stock issued	9.7
Promissory notes (2)	10.0
Contingent consideration (3)	1.8

Total Consideration	$31.5

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$1.4
Goodwill (4)	21.3
Intangible assets (5)	8.8

Net Assets	$31.5

(1)	The cash payment funded through the issuance of common stock to a third-party investor for $10.0 million.
(2)	The promissory notes are supported by an irrevocable letter of credit from RVL (see Note 14).
(3)	Contingent consideration is based on projected EBITDA during 2015, 2016 and 2017.
(4)	Goodwill is expected to be deductible for income tax purposes.
(5)	The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated.

Pro forma information

The following unaudited supplemental pro forma information assumes the TNT and Energy Source acquisitions referred to above had been completed as of January 1, 2015 and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Revenue	$128.8	$163.4
Operating income	$0.5	$0.2
Net loss	$(1.4)	$(1.7)

The pro forma results for the nine months ended September 30, 2016 and year ended December 31, 2015 include the amortization of customer backlog, and acquisition, severance and transition costs totaling $3.3 million and $2.6 million respectively. The preponderance of these charges are non-recurring and will not have a continuing impact on the future results of operations.

The revenue and net income of TNT included in our actual results of operations from May 9, 2016 through September 30, 2016 totaled $12.8 million and $2.0 million, respectively.

3. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30, 2016	December 31, 2015
Trade receivables	$48.6	$42.1
Allowance for doubtful accounts	(0.9)	(1.0)

Accounts receivable, net of allowance for doubtful accounts	$47.7	$41.1

Bad debt expense, which was recorded in “Other selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, was less than $0.1 million for each of the three months ended September 30, 2016 and 2015, respectively, and $0.6 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.

4. Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$4.0	$3.8
Finished goods, net	21.8	20.3

Total	25.8	24.1
Less: Provision for obsolescence	(1.6)	(2.0)

Inventories, net	$24.2	$22.1

5. Property and equipment, net

Property and equipment, net of accumulated depreciation, consisted of the following:

	September 30, 2016	December 31, 2015
Total property and equipment	$2.9	$2.7
Less accumulated depreciation	(1.7)	(1.5)

Property and equipment, net	$1.2	$1.2

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million for both the three months ended September 30, 2016 and 2015, and $0.3 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

6.Intangible Assets

Intangible assets, net of accumulated amortization, consisted of the following:

	September 30, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$34.3	$(7.1)	$27.2	$28.9	$(4.5)	$24.4
Trademarks/Trade Names	17.6	(3.0)	14.6	15.0	(2.9)	12.1
Technology	2.0	(0.5)	1.5	2.0	(0.3)	1.7
Non-compete agreement	1.4	(0.6)	0.8	1.1	(0.4)	0.7
Customer contracts and backlog	3.3	(3.1)	0.2	4.8	(4.5)	0.3
Other	0.6	(0.4)	0.2	0.6	(0.3)	0.3

Intangible assets, net	$59.2	$(14.7)	$44.5	$52.4	$(12.9)	$39.5

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” on the unaudited Condensed Consolidated Statements of Operations, was $1.0 million and $1.1 million for the three months ended September 30, 2016 and 2015, respectively, and $3.8 million and $3.0 million for the nine months ended September 30, 2016 and 2015, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Compensation, benefits and commissions	$4.3	$3.5
Accruals and other liabilities	5.5	5.2

Accrued and other current liabilities	$9.8	$8.7

8. Financings

Revolving Credit Facility

We have a loan and security agreement with Bank of America to borrow up to $27.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”) which matures in October 2017. Our Chairman, Chief Executive Officer and President has guaranteed $7 million of the borrowings under the Revolving Credit Facility; this guarantee enables us to borrow $7 million in addition to the amount available from receivables and inventory, and may be terminated at any time. At September 30, 2016 and December 31, 2015, the balance outstanding on the Revolving Credit Facility was $25.5 million and $22.0 million, respectively. We recorded interest expense of $0.2 million for each of the three months ended September 30, 2016 and 2015, and $0.7 million and $0.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Borrowings under the arrangement bear interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. We are also obligated to pay various fees monthly. Outstanding loans become payable on demand to the extent that such loans exceed the Borrowing Base, and all outstanding amounts must be repaid on October 4, 2017. All obligations under the Revolving Credit Facility are secured by the assets of Revolution, and are guaranteed by Revolution.

The Revolving Credit Facility contains covenants that limit our ability to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of September 30, 2016, we were in compliance with our covenants.

Notes Payable

Notes payable consisted of the following at September 30, 2016:

	September 30, 2016	December 31, 2015
Energy Source acquisition notes	$10.0	$10.0
Value Lighting acquisition note	2.5	2.8
TNT acquisition notes	2.0	—

Total notes payable	$14.5	$12.8
Less: Notes payable - current	(11.4)	(10.4)

Notes payable - noncurrent	$3.1	$2.4

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which are supported by an irrevocable letter of credit from RVL. In July 2016, the maturity date was extended to January 2017, with an interest rate of 7%. We recorded accrued interest of $0.1 million and $0.2 million at September 30, 2016 and December 31, 2015, respectively. We recorded interest expense of $0.2 million for the three months ended September 30, 2016, and $0.4 million for the nine months ended September 30, 2016 (see Note 2).

Value Lighting Acquisition Note

In conjunction with the acquisition of Value Lighting, we refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in monthly installments through October 2019 and a lump sum payment of $1.4 million due on November 22, 2018, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value.

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million is due on April 21, 2017 and $1.0 million is due on November 6, 2017 (see Note 2).

9. Purchase Price Obligations

On a quarterly basis, we reassess our current estimates of performance relative to the stated targets, and adjust the liability to fair value. Adjustments are recorded in “Acquisition, severance and transition costs” in the unaudited Condensed Consolidated Statement of Operations.

Changes in the fair value of purchase price obligations during the nine months ended September 30, 2016:

Fair value, January 1 (2)	$8.8
Fair value of acquisition liabilities paid	(7.4)
Fair value of consideration issued	4.1
Change in fair value (1)	(0.1)

Fair value, September 30 (2)	$5.4

(1)	Change in fair value includes a $0.9 million reduction during the third quarter due to a change in assumptions utilized in the calculation of purchase price obligations.
(2)	Purchase price obligations may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met.

The following table presents quantitative information about Level 3 fair value measurements as of September 30, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs
Earnout liabilities	$4.6	Income approach	Discount rate – 19.5%
Stock distribution price floor	0.8	Monte Carlo simulation	Volatility – 60%
			Risk free rate – 1.2% Dividend yield – 0%

Fair value	$5.4

10. Stockholders’ Equity

Common Stock

On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect the Split, that became effective for trading purposes on March 11, 2016. The number of authorized shares and the par value of our common stock remained unchanged following the Split. All share amounts in these financial statements have been restated to give effect to the Split, as applicable.

The changes in issued and outstanding common stock for the nine months ended September 30, 2016 were as follows:

Shares
Balance at January 1, 2016	15,964,503
Shares issued for stock-based compensation	311,627
Shares issued in public offering (1)	3,191,250
Shares issued in private placement offering (2)	172,413
Shares issued for contingent consideration and acquisition	1,203,821

Balance at September 30, 2016	20,843,614

(1)	During the second quarter of 2016, we completed an underwritten public offering of our common stock at an offering price of $5.25 per share. Net proceeds of the offering were $15.2 million, which were used to fund the cash portion of the TNT acquisition (see Note 2), to pay down bank debt and for general corporate purposes.
(2)	During the second quarter of 2016, we sold shares for $1.0 million in a private placement to one of our distributors. Net proceeds were used for general corporate purposes.

At September 30, 2016, 8,670,386 shares, or 42%, were owned by RVL and its affiliates.

Authorized Shares

At the annual shareholder meeting held on May 12, 2016, the shareholders voted to amend the Certificate of Incorporation to decrease the authorized shares of common stock from 200,000,000 to 35,000,000.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at September 30, 2016 and December 31, 2015.

11. Net income (loss) per Share

The computation of basic and diluted net income (loss) per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$1.6	$(0.3)	$(2.1)	$(3.8)

Denominator:
Weighted-average common shares (in thousands)—basic	20,491	15,463	18,519	14,541
Effect of restricted shares	385	—	—	—
Effect of restricted share units	11	—	—	—
Effect of contingent purchase price obligations	256	—	—	—

Weighted-average common shares (in thousands)—diluted	21,143	15,463	18,519	14,541

Basic net income (loss) per share	$0.08	$(0.02)	$(0.11)	$(0.26)

Diluted net income (loss) per share	$0.08	$(0.02)	$(0.11)	$(0.26)

In connection with prior acquisitions, we unconditionally agreed to issue additional shares of our common stock during 2016 and 2017. As such, included in the computation of basic net income (loss) per share were 66,668 potentially dilutive share for each of the three and nine months ended September 30, 2016, and 492,600 potentially dilutive share for each of the three and nine months ended September 30, 2015.

At September 30, 2016 and 2015, we were contingently obligated to pay $5.4 million and $9.1 million, respectively, related to prior acquisitions, of which $1.6 million and $6.9 million may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been included in the computation of diluted income per share for the three months ended September 30, 2016; however had been excluded from the nine months ended September 30, 2016 and both the three and nine months ended September 30, 2015, as they were antidilutive.

At September 30, 2016 and 2015, 27,828 options outstanding with an average exercise price of $44.76 and 31,483 options outstanding with an average exercise price of $43.64, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12. Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit related during the three and nine months ended September 30, 2016 and 2015 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of September 30, 2016, we had approximately $65.0 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

13. Stock-Based Compensation

The 2003 Plan

During the nine months ended September 30, 2016, no options were issued or exercised, and no options vested. Options outstanding at September 30, 2016 had no intrinsic value. The following table presents a summary of activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2016	31,483	$43.64	3.77
Expired	(3,655)	44.64

Outstanding and expected to vest, September 30, 2016	27,828	$44.76	3.26

The 2013 Plan

Under our 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 1,100,000 shares (which includes an additional 500,000 shares approved by the shareholders on May 12, 2016) of our common stock may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates. Awards under the 2013 Plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock-based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may be longer or based on the achievement of performance goals.

Restricted Shares

During the nine months ended September 30, 2016, we granted restricted shares to Aston Capital, LLC (see Note 14) and eligible directors who serve on the Board of Directors, which vest ratably over a three-year period. These awards are classified as liability awards, and are remeasured to fair value at each reporting date and upon vesting.

The following table presents a summary of activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2016	134,633	$19.36
Granted	327,508	6.25
Vested	(73,494)	16.70
Forfeited	(19,214)	19.54

Outstanding and expected to vest, September 30, 2016	369,433	$7.52

Restricted Share Units

During the nine months ended September 30, 2016, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	102,350	7.16
Vested	(3,333)	10.30

Outstanding and expected to vest, September 30, 2016	99,017	$7.05

At September 30, 2016, there was $0.6 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 2.7 years.

14. Related Party Transactions

Financings

In April 2015, our Chairman, Chief Executive Officer, and President guaranteed $5.0 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount. In April 2016, our Chairman, Chief Executive Officer, and President guaranteed an additional $2.0 million of borrowings under our Revolving Credit Facility, increasing our Borrowing Base by that amount (see Note 8).

Aston Capital, LLC (“Aston”) advanced $2.6 million for general corporate purposes in four separate transactions during May and June 2014. As of July 31, 2014, the Audit Committee ratified these advances, and approved a new promissory note in respect of such amount, which bears interest and matures on January 1, 2018, and can be prepaid at our option (the “July Note”). We recorded accrued interest of $0.2 million and $0.4 million at September 30, 2016 and December 31, 2015, respectively. We recorded interest expense of $0.2 million for both the nine months ended September 30, 2016 and 2015, respectively.

Aston Capital, LLC

On April 9, 2013, we ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to us since RVL acquired majority control of our voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting us in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In addition, two of the Aston members hold executive positions in Revolution, and receive no compensation. In consideration of the services provided by Aston under the Management Agreement and the two members who serve as executives with no compensation, we issued 50,000 shares of restricted common stock to Aston to vest in three equal annual increments, with the first such vesting date being September 25, 2013. On April 21, 2014, we granted an additional 30,000 shares of restricted stock to Aston, which vest in three annual installments with the vesting dates being September 25, 2014, 2015 and 2016. Aston did not receive an award of restricted stock in 2015. On May 12, 2016, we granted an additional 250,000 shares of restricted stock to Aston, which vest in three annual installments on May 12, 2017, 2018, and 2019. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. During the nine months ended September 30, 2016, we paid Aston $0.2 million, representing our proportionate share of the space under the underlying lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Revolution Lighting Technologies unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. The forward-looking statements are subject to risks, uncertainties and assumptions, which are presented in detail in our Form 10-K.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us, and readers of this Form 10-Q, with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures.

Executive Overview

We are a leader in the designing, manufacturing, marketing, and selling of LED lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Value Lighting, Tri-State LED, E-Lighting, All-Around Lighting and TNT Energy, to transform lighting into a source of superior energy savings, quality light and well-being. We market and distribute our products through a network of regional and national independent sales representatives and distributors, as well as through energy savings companies and national accounts. We generate revenue by selling lighting products for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, hospitality, institutional, educational, healthcare and signage markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Recent Developments

Acquisition—During the second quarter of 2016, we purchased all the equity interests of TNT Energy, LLC (“TNT”), a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, educational and municipal sectors. TNT’s headquarters is located in Raynham, Massachusetts. We acquired TNT for its management team, its client base and operational business and development synergies. See Note 2 of Notes to Condensed Consolidated Financial Statements (unaudited).

Underwritten offering – During the second quarter of 2016, we completed an underwritten offering of common stock totaling $16.8 million, netting $15.2 million after underwriting, accounting and legal fees. Net proceeds from the offering were used to acquire TNT, pay down bank debt and for general corporate purposes. Note 10 of Notes to Condensed Consolidated Financial Statements (unaudited)

Stock Split - On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect the 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. Note 10 of Notes to Condensed Consolidated Financial Statements (unaudited).

Outlook

The global LED lighting market was $26 billion in 2015, and is expected to reach $31 billion in 2016. We are projecting a 20% per year organic growth attributable primarily to LED lighting sales and installations. We believe we have extensive growth opportunity due to the fact that, to date, only 5% of retrofit lighting consists of LED lighting. Additionally, our customers are able to obtain increasingly attractive rebate packages from utilities for using LED, and prices continue to decrease.

We continue our commitment to significantly invest in resources to advance our product lines to provide high quality, cost effective, state of the art LED solutions. In October, we successfully completed the testing requirements in accordance with stringent U.S. Navy guidelines for our two (2) foot T8 LED tube to become certified for the military standard, and be ready for use in the U.S. Navy fleet.

Our LED tube will allow the U.S. Navy to maximize its goals, achieving tremendous long-term operational and maintenance cost benefits. Our LED tubes will also be available for sale to the international maritime market, including the cruise line industry, where energy efficiency and sustainable practices are an increasing focus for cruise ship patrons and operators.

We continue to expand our participation in key state energy efficiency retrofit programs to drive future growth and incremental revenue. In September, our divisions, TNT Energy and Tri-Sate LED, were named as program contractors with Eversource’s Small Business Energy Advantage Program (SBEA). As program contractors, TNT Energy and Tri-State LED will collectively cover the entire state of Connecticut, supporting the state’s small businesses with high efficiency LED lighting retrofit opportunities. Tri-State LED will support the south western Connecticut region, consisting of ten municipalities including Darien, Greenwich, New Canaan, Norwalk, Redding, Ridgefield, Stamford, Weston, Westport, and Wilton; TNT Energy’s region will cover all other municipalities within Connecticut.

We continue to expand our comprehensive ‘full turnkey’ service capabilities and installation of our LED solutions. In July, we announced that our division, TNT Energy, will be installing a $4.3M turnkey LED retrofit Performance Contract with Siemens Industry Inc. Building Technologies Division across 17 municipal and educational facilities for the city of New Bedford, Massachusetts.

We continue to partner with multi-family owners and developers to deliver high quality, high efficiency and value oriented lighting solutions. In June, our division, Value Lighting, was awarded lighting contracts for multi-family developments throughout the U.S. This project continues our success within the multi-family sector, building on more than 300 multi-family projects. In 2016, a new supply of multi-family units will continue to enter the market at levels not seen since the 1980s; meanwhile, plans for additional construction continue to increase, signaling new lighting opportunities in our traditional markets of Georgia, Texas and Washington D.C. as well as our newly added markets in Arizona and California.

Through our Seesmart division, we continue to increase our portfolio of products and our expansion of distribution channels to include independent sales agents and representatives, distributors, electrical supply companies and direct sales.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015
Revenue	$50.2	$37.7
Cost of sales	34.3	25.5

Gross profit	15.9	12.2
Gross profit as a percentage of revenue	32%	32%
Operating expenses:
Selling, general and administrative expenses
Acquisition, severance and transition costs	0.1	0.7
Amortization and depreciation	1.6	1.2
Stock-based compensation	0.5	0.9
Other selling, general and administrative	10.6	8.4
Research and development	0.7	0.8

Total operating expenses	13.5	12.0

Operating income	2.4	0.2
Interest and other expense	(0.8)	(0.5)

Net income (loss)	$1.6	$(0.3)

Revenue for the three months ended September 30, 2016 increased $12.5 million, or 33%, as compared to the three months ended September 30, 2015. The increase in revenue reflects the TNT and Energy Source acquisitions, which were acquired in May 2016 and August 2015, respectively. Additionally, we experienced strong volume growth in product sales, partially offset by price contractions, in the retrofit lamps and related LED products.

Despite overall lower unit sale prices, we maintained our gross profit margin of approximately 32% for both periods.

Selling, general and administrative expenses increased $1.5 million during the three months ended September 30, 2016 as compared to the corresponding period in 2015 due to the following:

•	Acquisition, severance and transition costs during the three months ended September 30, 2016 include the earn out liability adjustments related to our acquired businesses, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions. Acquisition, severance and transition costs during the three months ended September 30, 2015 are primarily related to costs incurred related to the acquisition of Energy Source.

•	The $0.4 million increase in amortization and depreciation is primarily due to the acquisition of TNT during the second quarter of 2016.

•	Other selling, general and administrative expenses increased by $2.2 million, which primarily reflects costs attributable to the addition of our TNT and Energy Source acquisitions, as well as variable costs associated with higher revenue.

Interest and other expenses for the three months ended September 30, 2016 increased $0.3 million over the year-ago period, primarily as a result of higher balances outstanding under our revolving credit facility, as well as the TNT promissory notes.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015
Revenue	$120.9	$85.3
Cost of sales	82.6	56.9

Gross profit	38.3	28.4
Gross profit as a percentage of revenue	32%	33%
Operating expenses:
Selling, general and administrative expenses
Acquisition, severance and transition costs	3.1	1.5
Amortization and depreciation	4.5	3.4
Stock-based compensation	1.5	2.1
Other selling, general and administrative	27.5	22.6
Research and development	1.9	1.6

Total operating expenses	38.5	31.2

Operating loss	(0.2)	(2.8)
Interest and other expense	(1.9)	(1.0)

Net loss	$(2.1)	$(3.8)

Revenue for the nine months ended September 30, 2016 increased $35.6 million, or 42%, as compared to the nine months ended September 30, 2015. The increase in revenue reflects the TNT and Energy Source acquisitions, which were acquired in May 2016 and August 2015, respectively. Additionally, we experienced strong volume growth in product sales, partially offset by price contractions, in the retrofit lamps and related LED products.

Selling, general and administrative expenses increased $7.0 million for the nine months ended September 30, 2016, compared to the same period in 2015.

•	Acquisition, severance and transition costs of $3.1 million during 2016 include acquisition costs, legal and professional services fees, the earn out liability adjustments related to our acquired businesses, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions compared to $1.5 million during 2015. The increase is primarily due to costs incurred during 2016 related to the acquisition of TNT, as well as costs incurred in the streamlining of our division operations to better align our operations without markets and eliminate redundant functions.

•	The $1.1 million increase in amortization and depreciation is primarily due to the acquisition of TNT during the second quarter of 2016, as well as a full year of amortization and depreciation expense for Energy Source during 2016.

•	Other selling, general and administrative expenses increased by $4.9 million, which primarily reflects costs attributable to the addition of our TNT and Energy Source acquisitions, as well as variable costs associated with higher organic revenue.

Research and development expenses, which reflect costs associated with the development of expanding our product portfolio, increased $0.3 million from the nine months ended September 30, 2015.

Interest and other expenses for the nine months ended September 30, 2016 increased $0.9 million over the year-ago period, primarily as a result of higher balances outstanding under our revolving credit facility and the Energy Source and TNT promissory notes.

Non-GAAP Financial Measure

Management uses non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA as non-U.S. GAAP measures of financial performance. We consider these non-GAAP meaures to be important indicators of our operational strength and performance, and a useful measure of historical and prospective trends. However, there are significant limitations of the use of these non-GAAP measures since they exclude acquisition related charges and stock-based compensation, both of which affect profitability. We believe that these limitations are compensated by providing these non-GAAP measures along with U.S. GAAP performance measures and clearly identifying the differences between the two measures. Consequently, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss) or net income (loss) per share presented in accordance with U.S. GAAP. Moreover, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA as defined by Revolution may not be comparable to similarly titled measure provided by other entities.

These non-GAAP measures are provided to investors to supplement the results of operations reported in accordance with U.S. GAAP. Management believes that these non-GAAP measures are useful to help investors analyze the operating trends in the business and to assess the relative underlying performance of the business. Management believes that these non-GAAP measures provide an additional tool for investors to use in comparing our financial results with other companies that use non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA in their communications with investors. Management also uses non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA to evaluate potential acquisitions establish internal budgets and goals and evaluate the performance of business units and management.

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share

The following table reconciles net income (loss) to non-GAAP net income (loss) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$1.6	$(0.3)	$(2.1)	$(3.8)
Acquisition, severance and transition costs	0.1	0.7	3.1	1.5
Stock-based compensation	0.5	0.9	1.5	2.1

Non-GAAP net income (loss)	$2.2	$1.3	$2.5	$(0.2)

The following table reconciles diluted net income (loss) per share to non-GAAP net income (loss) per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted net income (loss) per share	$0.08	$(0.02)	$(0.11)	$(0.26)
Acquisition, severance and transition costs, per diluted share	0.01	0.05	0.17	0.10
Stock-based compensation, per diluted share	0.02	0.06	0.08	0.14

Non-GAAP net income (loss) per share	$0.11	$0.09	$0.14	$(0.02)

Weighted average shares outstanding, diluted (In thousands)	21,143	15,463	18,519	14,541

By excluding acquisition related costs and stock-based compensation, investors can evaluate our operations and compare our results with the results of other companies on a more consistent basis.

Acquisition, severance and transition costs include earn out liability adjustments related to our acquired businesses, acquisition costs, legal and professional services fees, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions. Acquisition, severance and transition costs are excluded from non-GAAP net income (loss) and non-GAAP net income (loss) per share as they represent costs incurred in association with particular acquisitions. As such, once the acquisitions are complete, expenses associated with those particular acquisitions will no longer be incurred, and therefore, are not indicative of our operating performance. While we evaluate our performance excluding acquisition, severance and transition costs, investors should not presume these excluded items to be one-time costs. If we were to enter into additional acquisitions, similar costs could reoccur.

Stock-based compensation expense is excluded from non-GAAP net income and non-GAAP net income (loss) per share as it is a non-cash expense, and is not indicative of our operating performance.

Adjusted EBITDA

The following table reconciles net income (loss) to non-GAAP Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$1.6	$(0.3)	$(2.1)	$(3.8)
Amortization and depreciation	1.6	1.2	4.5	3.4
Acquisition, severance and transition costs	0.1	0.7	3.1	1.5
Interest and other expense	0.8	0.5	1.9	1.0
Stock-based compensation	0.5	0.9	1.5	2.1

Adjusted EBITDA	$4.6	$3.0	$8.9	$4.2

Liquidity and Capital Resources

Our liquidity as of September 30, 2016 and December 31, 2015 was $5.4 million and $2.8 million, respectively, which was comprised of cash and cash equivalent of $3.9 million and $0.2 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $1.5 million and $2.6 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

In May 2016, we raised $15.2 million from the issuance of common stock, net of expenses. The proceeds were used to fund the cash portion of the TNT acquisition, pay debt under our credit facility, and for general corporate purposes. In June 2016, we raised an additional $1.0 million in a private placement of our common stock to one of our distributors.

We have a loan and security agreement with Bank of America to borrow up to $27 million on a revolving basis, based upon specified percentages of eligible receivables and inventory (“the Revolving Credit Facility”) which matures in October 2017. Our Chairman, Chief Executive Officer and President has guaranteed $7 million of the borrowings under the Revolving Credit Facility; this guarantee enables us to borrow $7 million in addition to the amount available from receivables and inventory and may be terminated at any time. The Revolving Credit Facility contains covenants that limit our ability to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. At September 30, 2016, the balance outstanding on the Revolving Credit Facility was $25.5 million.

At September 30, 2016 and December 31, 2015, we had working capital of $40.8 million and $25.9 million, respectively.

We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $50.2 million and $120.9 million during the three and nine months ended September 30, 2016, respectively, which represents a 33% and 42% increase, respectively, over the same periods in 2015, we face challenges to maintain profitability. As such, there can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our controlling stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	(4.1)	(17.8)
Cash used in investing activities	(11.6)	(10.7)
Cash provided by financing activities	19.4	23.3

Net increase (decrease) in cash and cash equivalents	3.7	(5.2)

Cash Flows used in Operating Activities—During the nine months ended September 30, 2016, we used cash from operations of $4.1 million compared to $17.8 million during the nine months ended September 30, 2015. Inventories increased by $1.7 million in order to support an expected significant increase in revenues during 2016. Accounts payable and accrued liabilities increased by $4.3 million primarily due to the timing of inventory and vendor payments.

Cash Flows used in Investing Activities —The use of cash during the nine months ended September 30, 2016 was primarily attributable to cash paid in connection with the TNT acquisition of $8.6 million, as well as a cash payment of acquisition obligations of $1.0 million. The use of cash during the nine months ended September 30, 2015 was primarily attributable to cash paid in connection with the Energy Source acquisition of $10.0 million.

Cash Flows provided by Financing Activities —Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily attributable to $16.2 million of net cash received from the issuance of common stock and $3.5 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable of $0.3 million. Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily attributable to $9.5 million of net cash received from the issuance of commons stock and $14.1 million of net proceeds from the Revolving Credit Facility, partially offset by repayments of loans from affiliates of controlling stockholder of $0.3 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2016:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$11.2	$2.6	$4.4	$2.7	$1.5
Purchase price obligations and other (1)	5.4	0.9	4.5	—	—
Debt	14.5	11.4	3.1	—	—

Total	$31.1	$14.9	$12.0	$2.7	$1.5

(1)	As a result of prior acquisitions, we are obligated to issue and additional 66,668 shares of common stock in installments through December 2017. Additionally, up to $2.4 million of the purchase price obligations reflected above could be paid in cash, or at our option, an equivalent amount of common shares based upon their then current market value if the performance targets are achieved during 2016, 2017 and 2018.
(2)	As the result of agreements entered into with distributors / contractors for the purposes of expanding the sale of our portfolio of products, we may be required to pay up to $1.0 million if certain revenue targets are achieved. The amounts are included in the table above.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements (unaudited) for recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk in connection with our variable-rate revolving credit facility pursuant to which we may borrow up to $27.0 million. See Note 8 of Notes to Condensed Consolidated Financial Statements (unaudited). Based on the September 30, 2016 revolving credit facility balance of $25.5 million, a 1% increase in the interest rate would result in an annual increase in interest expense of approximately $0.3 million.

We sell our products principally in the United States of America in US dollars, and therefore, are not exposed to foreign currency risk. Additionally, we source components from our providers from manufacturers in Asia in US dollars, and therefore, are not exposed to foreign exchange risk directly.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities Exchange Commission on March 10, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Bank of America, N.A. extended the maturity date on the loan and security agreement from August 2017 to October 2017.

Item 6. Exhibits

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: November 9, 2016
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: November 9, 2016
James A. DePalma
Chief Financial Officer (Principal Financial Officer)