Form 10-K
period 2016-12-31
Revolution Lighting Technologies, Inc.
filed 2017-03-09
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-23590

REVOLUTION LIGHTING TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3046866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

177 Broad Street, 12th Floor, Stamford, CT	06901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 504-1111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $73,999,108.

As of February 28, 2017, there were 20,893,762 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, other than historical information, may include forward-looking statements. Forward-looking statements can be identified by words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “continue,” “plan,” “predict,” “will,” “would,” “could,” “can,” and similar terms. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties outlined in “Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this Form 10-K may include additional factors, which could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for our management to predict all risks and uncertainties, nor can management assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this Form 10-K to conform our prior statements to actual results or revised expectations and we do not intend to do so.

PART I

Item 1. Business

General

Revolution Lighting Technologies, Inc., together with its wholly-owned subsidiaries (“Revolution”, “we”, “us” or “our”), is a leader in the designing, manufacturing, marketing, and selling of light-emitting diode (“LED”) lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Value Lighting, Tri-State LED, E-Lighting, All-Around Lighting and TNT Energy, to transform lighting into a source of superior energy savings, quality light and well-being.

We generate revenue by selling lighting products for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, commercial, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. We market and distribute our products globally through networks of electrical distributors and supply companies, electrical contractors, energy service companies (“ESCOs”), end-users, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and direct sales force.

We bring together the best products in the market today with an experienced, knowledgeable team for our customers to achieve their goals. We continue to make key investments to ensure that we provide the highest quality LED lighting products. This dedication to quality extends beyond our products to the service we provide at every point in a project, to achieve energy savings on time and within budget, managing all phases of the project, including design and specification, scope and budget development, final material selection, pursuit and securing of project incentives, installation, and project management.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps).

On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, as approved by the holder of a majority of the common stock and the Board (the “Split”), that became effective for trading purposes on March 11, 2016. All references to number of shares and per share data have been adjusted to reflect the Split, unless otherwise noted.

History of Our Business

We were incorporated in Delaware on December 16, 1993. We are the successor by merger to a corporation named Super Vision

International, Inc., which was incorporated in January 1991. In April 2007, we changed our name from Super Vision International, Inc. to Nexxus Lighting, Inc. (“Nexxus”).

In 2008, we acquired Lumificient. We began shipping our line of Array LED replacement lamps in December 2008 and continued to launch Array products in 2009. We broadened the product line by adding additional lamp sizes and options, as well as upgrades to the original products.

On October 28, 2010, we sold substantially all of the assets of our legacy commercial/architectural lighting and pool and spa lighting businesses, which consisted of the manufacture, marketing and sale of LED and fiber optic lighting products used for applications in commercial, architectural and pool and spa markets, excluding the Array business and the business of Lumificient. The divestiture of these businesses was consistent with our strategic plans to focus our resources on businesses where we see more significant long-term growth potential.

On September 12, 2012, RVL 1 LLC, an affiliate of Aston Capital, LLC (“RVL”), made an investment of $6.0 million in exchange for newly-created Series B Convertible Preferred Stock, $.001 par value per share, representing 73% of the outstanding voting stock. The RVL investment resulted in a change in control under applicable regulations of the NASDAQ Stock Market (“NASDAQ”). In connection with the RVL investment, Robert V. LaPenta was named Chairman of the Board and Chief Executive Officer, and we changed our name from Nexxus Lighting, Inc. to Revolution Lighting Technologies, Inc.

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), a designer, manufacturer, marketer and seller of high-performance, commercial grade LED’s, for consideration of $10.1 million of cash, 7.7 million shares of common stock valued at $5.0 million and 1,192 shares of Series D convertible preferred stock valued at $1.5 million.

On August 22, 2013, we acquired Relume Technologies, Inc. (“Relume”), a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications for consideration of $4.3 million in cash and 217,400 shares of common stock valued at $7.3 million.

On November 15, 2013, we acquired Tri-State DE LLC (“Tri-State”), a distributor of Seesmart products, for consideration of $3.3 million of cash and 81,500 common shares valued at $1.1 million.

On April 17, 2014, we acquired Value Lighting, Inc. (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market, for consideration of $10.6 million of cash, which was funded with a loan from an affiliate, 846,819 shares of common stock valued at $20.9 million, and contingent consideration payable in cash or common stock, at our option, aggregating up to a total of $11.0 million.

On December 18, 2014, we acquired All-Around Lighting, Inc., a supplier of lighting fixtures, for consideration of $0.9 million cash, 160,000 shares of common stock (initially valued at $1.9 million), and additional cash consideration if certain revenue targets are achieved, initially valued at $0.3 million. The shares of common stock are being issued in eleven installments over three years beginning in June 2015. The common stock shares are subject to a price floor of $20.00 per share, which will terminate when total share consideration received is equal to $3.2 million.

On February 5, 2015, we acquired the assets of DPI Management, Inc. d/b/a E Lighting for consideration of $0.1 million cash paid at closing, $0.2 million cash paid on September 1, 2015, $0.2 million cash paid on March 1, 2016, and 1,754 shares of common stock valued at $0.1 million paid on September 1, 2016.

On August 5, 2015, we acquired Energy Source, LLC (“Energy Source”) for consideration of $10.0 million in cash, $9.7 million in common stock, $10 million in promissory notes due at the one year anniversary of the acquisition and contingent consideration initially valued at $1.8 million based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of 869,565 shares of common stock to a third party investor for $10.0 million. The promissory notes are supported by an irrevocable letter of credit from RVL. We acquired Energy Source for its management team, its client base and operational and business development synergies.

On May 9, 2016, we acquired TNT Energy, LLC (“TNT”) for consideration of $8.6 million in cash, $2.0 million in promissory notes and contingent consideration valued at $4.1 million based on defined earnings targets. The cash payment was funded through a common stock offering.

The Lighting Industry

The global lighting industry is a component of the electrical portion of the global construction industry. Construction opportunities can be further segmented into two categories – new construction (new work) and retro-fit construction (re-work). Generally the lighting industry focuses on three market segments: commercial, industrial/outdoor and residential. Within these three market segments exist two product categories: fixtures and lamps (more commonly known as light bulbs outside the lighting industry). The fixtures category includes all apparatuses, luminaires and power/heat-control systems, while lamps consist of the replaceable devices that emit light. Both categories historically have incorporated multiple “source” options which include conventional lamps such as incandescent, fluorescent and high-intensity discharge (“HID”) products. For residential applications within the general illumination market, inexpensive incandescent and, to a lesser extent, compact fluorescent (“CFL”) bulbs have been the preferred choice. For commercial applications, metrics show that the more expensive and long-lasting fluorescent and HID bulbs and fixtures have the largest market share at this time.

With rapid advancements in the performance, efficiency and the reduction in cost of energy-efficient lighting, including LED-based solutions, conventional light sources are beginning to be replaced by advanced technologies with lower operating costs over their useful lives. In addition, the energy-efficient nature of LED technology makes it an environmentally friendly light source, and the compact size of LEDs has created new possibilities in lighting fixture and lamp design. Product selection is influenced by a number of factors, including overall cost, energy efficiency, product life, lumen output and other product features, as well as regulatory, maintenance and environmental factors. We believe our unique advanced lighting solutions are well positioned to increasingly displace conventional lighting in each of our targeted markets.

In North America, lighting manufacturers/product providers sell products through multiple channels, including independent manufacturer’s representatives, electrical supply and distribution companies, and ESCOs. These channel partners then market products to electrical contractors, general contractors and, at times, directly to the end-user. In addition to having direct contact and relationships with the local channel partners, representatives also have direct contact with lighting designers, electrical engineers, architects and general contractors that influence buying decisions. The manufacturer’s representatives often provide value-added services, such as product promotion or design and implementation assistance. The ability of smaller companies to compete against larger more-established rivals is heavily rooted in their capacity to leverage their unique product portfolios and customer service to garner maximum productivity from each representative.

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

High Energy Costs Drive LED Adoption. As a result of rising electricity prices, particularly within dense urban areas already impacted by high energy costs, businesses and consumers seek new technologies to reduce energy consumption. LED lighting technology is one of the fastest growing opportunities to generate significant savings and quick returns on investment. LEDs used within residential and multi-family developments, especially ENERGY STAR rated products, use at least 75% less energy and last 25 times longer than incandescent lighting. Based on the percentage of a building’s energy usage consumed by lighting (20% commercial and 10% residential), industry experts believe that the widespread use of LED lighting has the greatest potential impact on energy savings in the United States. According to the U.S. Department of Energy, by 2027, widespread use of LEDs could save about 348 terawatt hours compared to non-LED use of electricity, which is a total savings of more than $30 billion over the next 10 years at today’s electricity prices.

Technological Maturity: LED lighting is one of today’s most energy-efficient and rapidly-developing lighting technologies. The technological advancement to LED lighting has achieved commercial viability in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color-rendering (“CRI”). This maturity continues to drive growing market adoption.

Reduced Costs: Market forces, including competitive pressure, greater manufacturing efficiencies, and increased technology adoption among businesses and consumers, continue to reduce LED lamp prices. As a result, the global lighting market is experiencing increased LED adoption.

Superior Efficiency: Since the introduction of the first visible LED in the 1960,s, the technology has offered an increasingly wide variety of colored lighting, beginning with red and expanding to green, yellow and orange. Initial rudimentary applications included traffic lights, automotive brake lights and indicator lights. In the mid-1990s, LEDs became capable of emitting blue light. With the advent of blue LEDs, combined with phosphor technology, LEDs made another technological leap by emitting white light. This breakthrough enabled LEDs, through full color spectrum output capabilities, to compete with preferred color temperatures achieved by traditional lighting solutions for applications in commercial, industrial and residential markets. In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Typical incandescent light sources produce between 15 and 25 lumens per watt, while fluorescent and HID light sources can produce output between 85 and 100 lumens per watt. Today, high-performing LEDs currently perform at 160 lumens per watt, delivering the highest efficiency light source to the market, and the U.S. Department of Energy projects that a target of 250 lumens per watt can be reached.

Governmental Influence: U.S. government regulation continues to drive efficiency, requiring greater standards among many lighting products today. Such initiatives by the U.S. Department of Energy and the Environmental Protection Agency’s Energy Star Certification Program set industry-wide standards for lighting products that outline efficiency and performance criteria, helping manufacturers promote their products while enhancing consumer awareness and education, allowing for more informed decisions when purchasing lighting products.

Local governments are also adopting regulations to address greater energy efficiency standards to reduce demand on existing energy infrastructure and limit requirements for new sources of power, while meeting obligations to improve social responsibility and environmental conservation standards, including air and water quality. Mandates requiring greater efficiency are often combined with divestment of energy sources to include more sources of alternate and renewable forms of energy generation, including solar, wind, cogeneration, geothermal and fuel cell technologies. State and federal tax incentives continue to provide a significant rational to support the growing adoption of these renewable and energy efficiency technologies. This net effect translates into reduced energy grid demand, particularly during times of peak energy demand, which often rely on older and dirtier forms of energy generation, typically from coal power plants and other less efficient facilities.

Increased Incentive: Demand on the existing power grid in the United States continues to rise. This increased demand creates unique challenges for municipalities and energy providers in order to generate more power. Extensive investments to expand capacity, construct new facilities, and upgrade aging infrastructure are combined with costly and time-consuming regulatory approval processes, community and environmental challenges, and extended construction periods. As a result, many state government agencies, working in conjunction with the utility companies, provide incentives through the form of credits and rebates to help manage or reduce consumer demand. As LED lighting technology matures, more utilities are now offering incentives and rebate programs toward the installation of LED lighting to reduce upfront costs and improve return on investment. In an effort to encourage the development of high-quality, energy-efficient commercial LED lamps eligible for utility rebates, the Design Lights Consortium (the “DLC”) was created. This organization works to establish rigorous performance standards for the LED lighting industry. LED products that meet DLC’s standards become listed on its qualified products list, making them eligible for substantial rebates from utility companies.

Customer Acceptance: LEDs are rapidly gaining popularity as consumer education and awareness of LED technologies matures. Early adoption of this technology has shown positive results, including reduced lifetime energy and maintenance costs to achieve quick return on investment, typically less than three years. These case studies have elevated market confidence, resulting in greater customer motivation to utilize LED lighting solutions. Additionally, based on McKinsey & Company’s 2012 study of the Solid State Lighting (LED) market, it concluded that LED Lighting would be the most viable energy efficiency opportunity by 2020.

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

We source, manufacture and sell high-quality and reliable LED lighting products with demonstrable performance advantages that are cost competitive. Many of our products are designed to operate over 70,000 hours, and are backed by warranties of up to 10 years. We achieve this, in part, through a combination of sourcing high-quality LEDs, utilizing proprietary thermal management techniques and conducting rigorous third-party product testing. To deliver cost-competitive solutions, we are investing in product advancements, leveraging purchasing volume, capitalizing on strategic vendor relationships and migrating high-volume products to our proprietary manufacturing process.

Delivering Solutions and Savings: We believe we provide the highest quality LED lighting products available, capable of supporting multiple markets, and designed to exceed our customers’ goals. Based upon our review of publicly available performance data from competitors, our products can provide a quicker return on investment than competitive products, including a 65% energy savings over fluorescent and up to a 90% energy savings over halogen and incandescent lamps.

Authoritative Knowledge: We invest in employees with extensive knowledge, understanding and experience of lighting technology, building constraints, and regulatory environments that enables us to continue to provide superior quality products and service for our customers.

Direct sales managers, agency sales network, distributors, dealers, and ESCOs: Our sales teams act as an invested partner committed to providing constant, expert, responsive guidance to our customers to ensure projects are completed on time and on budget.

Within our various divisions, we have over 50 directly employed sales influencers responsible for the day to day management of business to business relationships with agents and a vast customer base. We have over 100 dealer, distributor and partner relationships in the United States, and four international distribution partners. We are on track to continue to grow in selected domestic and international markets. Our distributor and dealer network provide us with a localized sales focus giving us a competitive advantage in delivering high-quality products rapidly to market and providing leading end-user education. We also have established relationships with over 50 independent commercial sales agencies. These sales agencies, on average, each consist of at least 10 employees, giving us access to approximately 500 additional sales individuals, trained and motivated to sell Revolution Lighting products. We directly employ regional sales managers, responsible for managing and training the sales agencies providing a geographic footprint and local support spanning the entire United States territory, as well as experienced sales leaders focused on niche portions of the market, which include government, military, distribution, national account and lighting controls.

Experienced Management Team. Our senior management team includes individuals with diverse backgrounds and broad experience. We are led by our Chairman, Chief Executive Officer and President Robert V. LaPenta, a very successful leader with over 40 years of executive management experience in building billion-dollar companies, and Chief Financial Officer and Director, James DePalma, with over 40 years of operational and finance experience in the defense and technology industries. Brian L. Daley, our Senior V.P. of Sales and Marketing, provides leadership utilizing over 20 years of industry experienced focused on both lighting and controls. In addition, our division senior management is comprised of individuals with accomplished experience in the lighting industry. Our management team has demonstrated the ability to drive organic growth and pursue and integrate strategic acquisitions.

Our Growth Strategy

Target Markets: Our objective is to become the leading provider of advanced LED lighting solutions and services. A key element of our growth strategy is servicing the following markets through the integration of LED lighting, controls and services including:

•	Commercial

•	Industrial and Warehouse

•	State and local municipal government and roadway

•	Federal government and military

•	Education

•	Healthcare

•	Hospitality

•	Retail

•	Multi-family

•	Signage, media & accents

Regional/National Distribution: As the LED lighting market continues to build momentum, becoming a leading provider of LED lighting in the marketplace requires relationships with regional and national distribution groups. We plan to continue to establish relationships with regional and national distribution groups; this will provide us with another sales channel and significant opportunity for mass product distribution across key industries.

Expert Partner. We bring together the best products in the market today with an experienced, knowledgeable team that is focused on helping our customers achieve their results on time and within budget. We understand the technical, engineering, incentives and regulatory constraints in the market, and we bring this expertise to every project, making our customers’ needs and goals our own so that projects run according to plan.

Refining our LED Product Portfolio. We continue to refine and improve our LED product portfolio through our research and development team to ensure the highest quality solutions are available to meet our customers’ lighting needs.

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

Products

Commercial Lamps and Fixtures and Controls. Revolution Lighting addresses lighting solutions across a variety of categories including:

•	Linear Tube Lighting

•	Interior Luminaires

•	High- and Low-Bay Fixtures

•	Lamps

•	Street and Area Lighting

•	Flood Lighting

•	Garage and Parking Area Lighting

•	Wall Packs & Washers

•	Signage, Media & Accent Lighting

•	Lighting Control Systems

These categories encompass extensive product solutions with various sizes, shapes, color-temperature choices, light angles, lens options, and wattages. Applications for our products include interior use, outdoor use, new fixture installation, retrofit installation, smart grid control systems and integration of our LED technology into custom applications.

We offer Buy American Act (“BAA”) compliant LED lighting solutions, which are manufactured to meet Level 3 (USA) requirements for procurement under the BAA, Section 1605. Our featured BAA compliant LED lighting products include our 8 inch SEP LED PC tubes, 8 inch Uni-Fit ballast ready tubes and our 8 inch SEP LED nano tubes.

Competition

As the market continues to transition towards the use of high efficiency LED lighting solutions, market competition from traditional lighting companies that provide general lighting products, including incandescent, fluorescent, HID, metal halide and neon lighting will diminish. Primary competition occurs from specialized lighting companies that are engaged in providing LED products. In general, we compete with both groups on the basis of design, innovation, quality of light, maintenance costs, safety issues, energy consumption, price, product quality and brightness.

In the general illumination market, we compete with traditional lighting companies that include LSI Industries, Acuity Brands Lighting, Inc., Cooper Lighting (a division of Cooper Industries, Inc.), Hubbell Lighting, Inc. (a division of Hubbell Incorporated), Lithonia Lighting, Osram Sylvania, GE Lighting and Royal Philips Lighting (a division of Koninklijke Philips Electronics N.V.). Our LED products tend to be alternatives to conventional lighting sources for applications within the commercial market. In these markets, we compete on the basis of performance, quality, energy savings, lamp life, durability, price and return on investment.

We also compete with providers of LED replacement lamps and other energy-efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Cree, Inc., Energy Focus, Inc., TCP International Holdings, Ltd., Green Creative, Orion Energy Systems, Inc., and RAB Lighting, as well as multiple low-cost offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, return on investment, product quality, luminance, brightness, and DLC, Energy Star and UL certifications.

We believe that we will compete favorably in our markets, based on the following factors:

•	Quality of our product;

•	Superior product performance;

•	Significant return on investment;

•	Experienced and robust sales and marketing resources;

•	Authoritative knowledge of our expansive internal and external national distribution network and developed relationships;

•	Deep expertise to provide constant, expert, responsive guidance, and ensure a seamless experience;

•	Speed to market with the latest technology at competitive price points; and

•	UL, DLC and Energy Star certifications.

We expect our markets to remain competitive and to reflect rapid technological evolution and continuously evolving customer and regulatory requirements. Our ability to remain competitive depends upon our success in maintaining and delivering superior product performance in the market at competitive prices on a timely basis.

Sales and Marketing

We design, manufacture, market and sell LED solutions; we believe that we furnish exceptional customer service and the highest-quality LED products available for commercial installation. Our Value Lighting and All Around divisions also sell conventional and LED based lighting products in the multifamily market based on customer needs. In recent years, we have seen the use of LED solutions within multi-family projects increase significantly, and believe this trend will continue as developers and property managers look to reduce energy and maintenance expenses, while increasing the quality of lighting throughout their projects.

We market and sell our LED products through our internal sales force, a national dealer and distribution network, and our commercial agency networks, as well as through our ESCOs focus. Through our Revolution Lighting Group division, we continue our expansion of distribution channels to include independent sales agents and representatives, distributors, ESCOs and direct sales. Generally, our distributors, dealers and agencies are recruited, trained and monitored by us directly.

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

Manufacturing and Suppliers

We design and engineer our products, and we outsource a significant portion of the manufacture and assembly of our products to a number of contract manufacturers both domestically and internationally. These contract manufacturers purchase components that we specify, and provide the necessary facilities and labor to manufacture our products. We leverage the strength of the contract manufacturers, and allocate the manufacturing of specific products to the contract manufacturer best suited to the task. Quality control and lot testing is conducted in our facilities in Simi Valley, California where we also assemble and manufacture certain of our products. These facilities are also dedicated to assemble products that satisfy the definition of “Made in America”.

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

During 2016, 2015 and 2014, we spent $2.4 million, $2.5 million and $2.1 million, respectively, on research and product development activities. We continue to invest in our product development, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2016, we held 26 U.S. patents and 4 foreign patents, and had 4 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization or foreign patent offices.

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

Royalties

We have, from time to time, entered into agreements whereby we have agreed to pay royalties for the use of certain LED technologies. Royalty expense incurred under these agreements was immaterial for all years presented.

Regulations, Standards and Conventions

Our products are generally required to meet the electrical codes of the jurisdictions in which they are sold. Meeting the typically more stringent codes established in the United States and the European Union usually allows our products to meet the codes in other geographic regions.

Many of our customers require that our products be listed by UL. UL is a U.S., independent, nationally recognized testing laboratory and certification organization. UL develops standards and test procedures for products, materials, components, assemblies, tools and equipment, chiefly dealing with product safety. UL evaluates products, components, materials, systems for compliance to specific requirements, and it permits acceptable products to carry a UL certification mark, as long as they remain compliant with the standards. UL offers several categories of certification. Products that are “UL Listed,” are identified by the distinctive UL mark. Many of our LED lighting products are UL-listed.

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

Our lighting solutions are sold to customers in both the new construction, as well as renovation and retrofit markets. The construction market is cyclical in nature and subject to change in general economic conditions. Work performed within the public education sector, including schools and universities, mainly occurs during the summer months when classes are not in session. Unit sales volume has a major impact on our profitability. Economic downturns and the potential decline in key construction markets may have a material effect on the net sales and operating income.

Financial Information about Foreign and Domestic Operations

Financial information by geographic region is set forth in Note 19 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Environmental Protection Regulations

We believe that compliance with environmental protection regulations will not have a material impact on our financial position and results of operations.

Employees

As of December 31, 2016, we had approximately 300 full-time employees. We enjoy good employee relations. Our employees are not members of any labor union, and we are not a party to any collective bargaining agreement.

Available Information

Our public internet site is http:// www.rvlti.com. Other than an investor’s own internet access charges, we make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, proxy statements and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the U.S. Securities and Exchange Commission (the “SEC”). We intend to use our website as a regular means of disclosing material information and for complying with disclosure obligations under Regulation FD promulgated by the SEC. Such disclosures will be included on the website under the heading “Investor Relations”. Accordingly, investors should monitor such portions of the website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

We file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act of 1934 with the SEC. Any document we file may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 or by calling the SEC at +1-800-SEC-0330.Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov .

Item 1A. Risk Factors

The following are some of the factors that we believe could cause our actual results to differ materially from expected and historical results. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

We have a history of losses and may incur losses in the future.

We have experienced net losses and negative cash flow from operations during 2016, 2015 and 2014, and we currently have an accumulated deficit. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our product lines, and improve our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations. Our operating expenses may continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We may be unable to raise additional capital.

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

We are authorized to issue 35,000,000 shares of common stock, of which 20,893,262 shares were issued and outstanding at December 31, 2016. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

We are authorized to issue 5,000,000 shares of preferred stock, none of which were issued or outstanding at December 31, 2016. Our board of directors may designate the rights and preferences of preferred stock without a vote by the stockholders. A new series of preferred stockholders could adversely affect the rights of holders of common stock insofar as such series:

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

The future trading market for our common stock may not be active on a consistent basis and the market price of our common stock could be subject to significant fluctuations.

Trading in our common stock has been limited and, at times, volatile since our shares were listed on The NASDAQ Capital Market. The trading volume of our common stock in the future depends in part on our ability to increase our revenue and reduce or eliminate our operating losses. If we are unable to achieve these goals, the trading market for our common stock may be negatively affected, which may make it difficult for you to sell your shares. An active trading market for our common stock may not develop or, if developed, be sustained, and the trading price of our common stock may fluctuate substantially. The price of our common stock may also fluctuate as a result of: (i) variations in our operating results, (ii) announcements by us, our competitors or others of significant business developments, (iii) changes in client relationships, (iv) acquisitions or expansion plans; or (v) analysts’ earnings estimates, ratings and research reports.

Our Loan Agreement contains financial covenants that may limit our operating and strategic flexibility.

Our loan and security agreement with Bank of America, N.A., as amended (the “Revolving Credit Facility”), contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions require that we maintain a fixed charge ratio tied to our ability to borrow under the terms of the Loan Agreement, and generally require us to obtain lender consents for acquisitions. There can be no assurance that we will be in compliance with all covenants in the future or that Bank of America will agree to modify the Loan Agreement, should that become necessary.

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

Our net operating loss carryforwards provide a future benefit only if we are profitable and may be subject to limitation based upon ownership changes.

We have significant federal net operating loss carryforwards and state net operating loss carryforwards. While our federal and state net operating loss carryforwards are fully reserved for, if we are unable to return to and maintain profitability, we may not be able to fully utilize these tax benefits. Furthermore, generally a change of more than 50% in the ownership of a company’s stock, by value, over a three-year period constitutes an ownership change for federal income tax purposes. An ownership change may limit a company’s ability to use its net operating loss carryforwards attributable to the period prior to such change. Our ability to use our net operating loss carryforwards attributable to the period prior to such ownership change to offset taxable income will be subject to limitations in a particular year, which could potentially result in increased future tax liability for us.

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

We may not be successful in effectively completing acquisitions in the future. We also may incur substantial expenses and devote significant management time and resources in seeking to complete acquisitions. Acquired businesses may fail to meet our performance expectations. If we do not achieve the anticipated benefits of an acquisition as rapidly as expected, or at all, investors or analysts may not perceive the same benefits of the acquisition as we do. If these risks materialize, our stock price could be materially adversely affected.

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

In addition, the geographic distance between the companies and their respective offices and operations increases the risk that the integration will not be completed successfully or in a timely and cost-effective manner. We may not successfully overcome these risks or any other problems encountered in connection with the integration of the companies.

Our acquisitions could result in future impairment charges and other charges which could adversely affect our results of operations.

As a result of certain prior acquisitions, and in consideration of future acquisitions, goodwill and other intangible assets have been and will be recorded. At the purchase date, the recorded amounts for goodwill and other intangible assets represent fair values estimated at a point in time and are based on valuations that require significant estimates and assumptions about future events, which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. If estimates and assumptions used to initially record goodwill and intangible assets do not materialize, ongoing reviews of the carrying amounts of such goodwill and intangible assets may result in impairments which will require us to record a noncash charge in the period in which such an impairment is identified. Such charge could have a severe negative impact on our business, financial condition and results of operations.

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

In the replacement lamp market where we sell our LED products, we expect to encounter competition from an even greater number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE Lighting, Osram Sylvania and Royal Philips Lighting. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands, Cree, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Lighting. In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.

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

Our success will depend upon both the increased acceptance of our LED products as an alternative to traditional lighting technologies and the development of higher lumen producing products to meet traditional lighting applications. Obstacles to adoption of LED lighting in the general lighting market include the high initial cost of high brightness white LEDs and the need for further advances in brightness, color characteristics, efficiency and the predicted life of the LEDs before they require replacement. Our future results are dependent upon sales growth in the military, municipal, commercial, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. As part of our sales and marketing strategy, we actively seek to educate our target markets as to the advantages of our LED lighting solutions. We believe that achievement of this objective is critical to our future success. Our lighting products may not continue to gain market share within the overall lighting market or competitors may introduce better lighting technologies, displacing our LED and other lighting products in the market. If acceptance of our lighting products in general does not continue to grow, then opportunities to increase our revenue and operate profitably may be limited.

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

We rely on third-party manufacturers for the manufacture and development of certain of our products and product components.

We depend on third-party suppliers for substantially all of our components and products. We currently depend on a small number of contract manufacturers to manufacture our products at plants in the U.S. and China; however, we believe that alternative sources of supply are readily available for most products and components. Our reliance on contract manufacturers involves certain additional risks, including lack of direct control over production capacity, delivery schedules, quality assurance, manufacturing yields and production costs. Our business prospects, results of operations, financial condition or cash flows could be materially adversely affected if we were to experience problems with changes in government export/import regulations, quality, quantity, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of products and components or raw materials used to make such products or components.

We depend on distributors and independent sales representatives for a portion of our revenue and sales, and the failure to successfully manage our relationships with these third-parties, or the termination of these relationships, could cause our revenue to decline and harm our business.

We intend to continue to seek strategic relationships to distribute, license and sell certain products. We intend to maximize organic growth within our market. A portion of our revenue comes from sales to distributors including systems integrators, distributors and resellers. We may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

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

If we fail to maintain an effective system of internal controls, we may be unable to report our financial results accurately or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As a public company, we are subject to the reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires us and our independent registered public accounting firm to annually evaluate and report on our internal control over financial reporting. Our efforts to maintain an effective system of internal controls may not be successful, and we may not be able to maintain adequate controls over our financial processes and reporting in the future. Even if we conclude, and our independent registered public accounting firm concurs, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements in the future. Failure to maintain proper and effective internal controls could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discovers a material weakness in our internal controls in the future, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements.

Our results of operations and financial condition could be seriously impacted by security breaches, including cybersecurity incidents.

Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could result in misuse of our assets, business disruptions, loss of property including trade secrets and confidential business information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, loss of sales and interference with regulatory compliance. We have determined that such attacks could result in unauthorized parties gaining access to at least certain confidential business information. However, to date, we have not experienced any material financial impact, changes in the competitive environment or business operations that we attribute to these attacks. Although management does not believe that we have experienced any material losses to date related to security breaches, including cybersecurity incidents, there can be no assurance that we will not suffer such losses in the future. We actively manage the risks within our control that could lead to business disruptions and security breaches. As these threats continue to evolve, particularly around cybersecurity, we may be required to expend significant resources to enhance our control environment, processes, practices and other protective measures. Despite these efforts, such events could materially adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (Sq. Feet)	Year of Lease Expiration
Corporate headquarters	Stamford, CT	16,626	2020
Office and warehouse	Carrollton, TX	73,986	2020
Office and warehouse	Marietta, GA	63,000	2024
Office, distribution and light manufacturing, showroom and training center	Oxford, MI	45,000	2017
Office, warehouse and distribution center	Carrollton, TX	37,824	2022
Office and warehouse	Beltsville, MD	28,800	2023
Office and warehouse	San Marcos, TX	20,376	2018
Warehouse and distribution center	Marietta, GA	14,372	2017
Office and warehouse	Simi Valley, CA	12,200	2018
Office and warehouse	Simi Valley, CA	10,000	2017
Office	Crystal Lake, IL	10,000	2017
Office and distribution center	Greenwich, CT	5,230	2020
Office	Providence, RI	4,225	2018
Office	West Springfield, MA	4,450	2019
Office	Billerica, MA	2,946	2020
Office	Raynham, MA	1,365	2019

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3. Legal Proceedings

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. We are not currently a party to any pending legal proceedings which we believe to be material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our common stock

Our common stock is quoted on The NASDAQ Capital Market under the symbol “RVLT.”

The following table sets forth, for the fiscal quarter indicated, the high and low sales prices per share of our common stock as reported by The NASDAQ Capital Market. All share prices have been adjusted to reflect the 1-for-10 reverse stock split effective March 10, 2016.

	2016		2015
	High	Low	High	Low
First Quarter	$8.40	$5.16	$14.87	$9.20
Second Quarter	$7.07	$5.20	$15.00	$10.60
Third Quarter	$7.61	$6.11	$12.80	$9.10
Fourth Quarter	$7.29	$5.21	$10.60	$6.80

We have never paid a cash dividend on our common stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our common stock in the foreseeable future. We are also limited in our ability to pay dividends under our loan and security agreement with Bank of America. For additional information on our loan and security agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Cash Flows” and Note 10 of Notes to Consolidated Financial Statements.

Holders of Record

The number of holders of record of our common stock on February 22, 2017 was 6,662. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On February 28, 2017, the last reported sale price of our common stock on the NASDAQ Capital Market was $6.22 per share.

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

Supplemental stock performance graph

In 2012, a change in control was effected when RVL purchased 73% of our outstanding voting stock. The following supplemental graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the period commencing on September 12, 2012, the date when RVL announced its initial investment, to December 31, 2016. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	9/12/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Revolution Lighting Technologies, Inc.	$100.00	$484.61	$2,638.68	$1,038.55	$615.44	$423.08
NASDAQ Composite	$100.00	$96.92	$133.97	$151.89	$160.59	$172.86
Dow Jones US Electrical Components & Equipment Index	$100.00	$100.45	$137.26	$146.50	$136.56	$162.84

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

	2010	2011	2012	2013	2014	2015	2016
Revolution Lighting Technologies, Inc.	$100.00	$53.19	$30.73	$167.05	$65.75	$38.96	$50.46
NASDAQ Composite	$100.00	$98.26	$113.94	$157.59	$178.74	$188.98	$206.65
Dow Jones US Electrical Components & Equipment Index	$100.00	$88.62	$107.23	$146.56	$156.33	$145.72	$196.28

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial data of Revolution Lighting Technologies, Inc. for the periods indicated. The information presented below should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
	(In millions, except per share data)
Statement of Operations Data:
Revenue	$172.1	$129.7	$76.8	$26.1	$4.5
Cost of sales	116.2	86.4	52.6	16.1	4.7

Gross profit (loss)	55.9	43.3	24.2	10.0	(0.2)
Total operating expenses	53.9	44.2	35.1	20.5	9.2

Operating income (loss)	2.0	(0.9)	(10.9)	(10.5)	(9.4)
Total non-operating income (expense), net	(2.5)	(1.5)	(0.8)	(6.3)	0.8

Loss before income taxes	(0.5)	(2.4)	(11.7)	(16.8)	(8.6)
Deferred income tax benefit	—	—	6.5	—	—

Net loss	(0.5)	(2.4)	(5.2)	(16.8)	(8.6)
Accretion of preferred stock redemption value, beneficial conversion feature, and discount	—	—	(0.9)	(2.3)	(5.2)
Accrual of preferred stock dividends	—	—	(1.4)	(1.4)	—
Deemed distribution on exchange of preferred stock	—	—	(5.3)	—	—

Net loss attributable to common stockholders	$(0.5)	$(2.4)	$(12.8)	$(20.5)	$(13.8)

Basic and diluted net loss per common share (6)	$(0.03)	$(0.16)	$(1.39)	$(2.64)	$(6.27)

Balance Sheet Data:
Cash and cash equivalents	$0.9	$0.2	$6.0	$1.8	$4.4
Working capital (deficit) (7)	51.3	25.9	18.8	(1.8)	(1.8)
Total assets	217.5	177.6	126.5	52.2	31.3
Total debt	44.5	37.4	14.5	14.1	18.2
Convertible redeemable preferred stock	—	—	—	11.0	—
Total stockholders’ equity	125.7	102.1	77.3	25.5	20.7

(1)	Reflects the acquisition of TNT Energy, LLC on May 9, 2016 (see Note 3 of Notes to Consolidated Financial Statements).
(2)	Reflects the acquisition of E-lighting on February 5, 2015, and Energy Source, LLC on August 5, 2015 (see Note 3 of Notes to Consolidated Financial Statements).
(3)	Reflects the acquisitions of Value Lighting, Inc. on April 17, 2014 and All Around Lighting, Inc. on December 18, 2014 and the Preferred Stock Exchange on December 1, 2014 (see Note 13 of Notes to Consolidated Financial Statements).
(4)	Reflects the acquisition of Relume Technologies, Inc. on August 22, 2013 and Tri-State DE LLC on November 15, 2013.
(5)	Reflects the acquisition of Seesmart Technologies, Inc. on December 20, 2012 and the investment by RVL1 LLC on September 12, 2012.
(6)	On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. All references to number of shares and per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split, unless otherwise noted. See Note 13 for additional information regarding the share split.
(7)	Working capital is defined at the excess (deficit) of current assets over current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Revolution Lighting Technologies, Inc. consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of some of the uncertainties, risks and assumptions associated with these statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us, and readers of this Form 10-K, with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures.

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

We generate revenue by selling lighting products for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, commercial office, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps).

Recent Developments

Amended Revolving Credit Facility - On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). Our Chairman, Chief Executive Officer and President has guaranteed $7.0 million of the borrowings under the amended Revolving Credit Facility, which enables us to borrow $7.0 million in addition to the amount available from receivables and inventory, and may be terminated at any time. See Note 10 of Notes to Consolidated Financial Statements.

Acquisition - During the second quarter of 2016, we purchased all the equity interests of TNT Energy, LLC (“TNT”), a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, educational and municipal sectors. TNT’s headquarters is located in Raynham, Massachusetts. We acquired TNT for its management team, its client base and operational business and development synergies. See Note 3 of Notes to Consolidated Financial Statements.

Underwritten offering – During the second quarter of 2016, we completed an underwritten offering of common stock totaling $16.8 million, netting $15.2 million after underwriting, accounting and legal fees. Net proceeds from the offering were used to acquire TNT, pay down bank debt and for general corporate purposes. See Note 13 of Notes to Consolidated Financial Statements.

Stock Split - On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect the 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. See Note 13 of Notes to Consolidated Financial Statements.

Outlook

LED lighting continues to revolutionize the lighting market, offering high efficiency solutions that deliver superior light output, longevity, color quality and versatility compared to conventional lighting (metal halide, florescent, incandescent and halogen). These factors, combined with increasing cost competitiveness, allow our high performance LED solutions, including linear tubes, interior luminaries, high bay fixtures, lamps, parking, area flood lighting, wall pack fixtures, controls and signage, media & accent fixtures to significantly expand market penetration, which will support various retrofit and new development lighting requirements.

The commercial and industrial sectors have many similarities in terms of lighting technology and use, defined by long operating hours and higher lumen output requirements. This results in favorable conditions for the continued adoption of LED lighting. Because of these conditions, the U.S. commercial and industrial sectors are currently dominated by linear fluorescent and HID technologies, representing approximately 85% of the general illumination energy consumption in these sectors. Our LED lighting lamps and luminaires offer an attractive solution to replace these conventional lighting products, capable of delivering 68% greater lighting efficiency, superior light output, and lamp life exceeding 70,000 hours. These unique benefits, combined with market leading warranties of up to ten years, will significantly reduce long term operating and maintenance costs for commercial and industrial based facilities.

Despite these significant advantages, the LED market made up less than 10% of the total installed stock throughout the U.S. commercial and industrial sectors in 2015. However, it is projected that the adoption of LED lamps and luminaires within these sectors will experience rapid growth, increasing the total installed stock to approximately 35% by 2020 and approximately 65% by 2025. We are well positioned to continue to participate in LED’s significant market share increase, which is expected to be driven by the LED lamps and luminaires, including our high performance Eco Thin Panel, exterior wall packs, High-Bay fixtures and Single Barrel Troffer fixtures, as well as single end power and ballast ready linear tube LED solutions, which offers a Buy American Act (“BAA”) Compliant option to support key federal and military sector opportunities.

The residential sector is expected to be the strongest sector in terms of total LED lamps and luminaires adoption. Currently, LEDs represent only 5%, or 260 million units, of total installed stock; however, this is expected to increase to approximately 60% by 2025. We have already seen the increased adoption of LED lighting throughout multi-family, and believe this trend will continue as developers and property managers look to reduce energy and maintenance expenses, while increasing the quality of lighting throughout their projects. Additionally, in 2016, the multi-family sector realized significant growth as a new supply of multi-family units entered the market at levels not seen since the 1980s, and the sector is expected to experience robust growth throughout 2017 and beyond, signaling continued lighting opportunities for us as we are uniquely positioned with operations supporting multi-family development in Texas, Georgia, Washington DC, Arizona, and California.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015
	(In Millions)
Revenue	$172.1	$129.7
Cost of sales	116.2	86.4

Gross profit	55.9	43.3
Gross profit as a percentage of revenue	32%	33%
Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	3.9	2.0
Amortization and depreciation	6.1	4.9
Stock-based compensation	2.1	2.7
Other selling, general and administrative	39.4	32.2
Research and development	2.4	2.4

Total operating expenses	53.9	44.2

Operating income (loss)	2.0	(0.9)
Interest expense and other bank charges	(2.5)	(1.5)

Net loss	(0.5)	$(2.4)

Revenue for 2016 increased $42.4 million, or 33%, as compared to 2015. The increase reflects strong volume growth in product sales, as LED market lighting demands continue to rise, as well as the acquisitions of TNT and Energy Source, which were acquired in May 2016 and August 2015, respectively. These increases were partially offset by lower prices in certain retrofit and related-LED products. Despite overall lower unit sale prices, we maintained our gross profit margin of 32% for 2016 compared to 33% for 2015.

Operating expenses increased $9.7 million, or 22%, during 2016 as compared to the corresponding period in 2015. As a percentage of revenue, operating expenses decreased to 31% in 2016 compared to 34% in 2015 as increased revenue enabled us to realize economies of scale. The increase in operating expenses was due to the following:

•	Acquisition, severance and transition costs during 2016 included costs associated with the TNT acquisition, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions, partially offset by adjustments due to a change in assumptions utilized in the calculation of purchase price obligations related to our acquired businesses. Acquisition, severance and transition costs during 2015 were primarily related to costs incurred related to the acquisition of Energy Source.

•	The $1.2 million increase in amortization and depreciation was primarily due to the acquisition of TNT during the second quarter of 2016, as well as the channel distribution agreements entered into during 2016.

•	Other selling, general and administrative expenses increased by $7.2 million, which primarily reflects costs attributable to the acquisition of TNT during 2016 and the full-year effect of the 2015 acquisition of Energy Source, increased sales related expenses and other.

Interest and other expenses for 2016 increased $1.0 million over the year-ago period, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility, as well as the Energy Source and TNT promissory notes.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	Year Ended December 31,
	2015	2014
	(In Millions)
Revenue	$129.7	$76.8
Cost of sales	86.4	52.6

Gross profit	43.3	24.2
Gross profit as a percentage of revenue	33%	32%
Operating expenses:
Selling, general and administrative:
Acquisition, severance and transition costs	2.0	2.5
Amortization and depreciation	4.9	5.6
Stock-based compensation	2.7	1.7
Other selling, general and administrative	32.2	23.2
Research and development	2.4	2.1

Total operating expenses	44.2	35.1

Operating loss	(0.9)	(10.9)
Interest expense and other bank charges	(1.5)	(0.8)

Loss before income taxes	(2.4)	(11.7)
Deferred income tax benefit	—	6.5

Net loss	(2.4)	(5.2)
Accretion of preferred stock redemption value, beneficial conversion feature, and discount	—	(0.9)
Accrual of preferred stock dividends	—	(1.4)
Deemed distribution on exchange of preferred stock	—	(5.3)

Net loss attributable to common stockholders	$(2.4)	$(12.8)

Revenue for 2015 increased 69%, or $52.9 million, to $129.7 million as compared to $76.8 million for 2014. Of this increase, $16.3 million results from the 2015 acquisitions (See Note 3 of the Notes to the Consolidated Financial Statements). The remaining $36.6 million increase reflects organic growth of 18% due to strong LED sales and the full-year effect of the 2014 acquisitions of Value Lighting and All Around Lighting.

The increase in gross margin percentage reflects the impact of the acquisitions noted above from their respective dates of acquisition and the continued effort of the sourcing team to leverage increased volume to reduce cost.

Selling, general and administrative expenses were $41.7 million for 2015 as compared to $33.0 million for 2014, an increase of $8.7 million, or 26%. This resulted from the 2015 acquisitions of E-Lighting and Energy Source, and the full-year effect of the 2014 acquisitions of Value Lighting and All Around. As a percentage of net sales, SG&A, decreased from 43% during 2014 to 32% during 2015, as increased revenue enabled us to realize economies of scale. We incurred noncash amortization and depreciation of $4.9 million during 2015, a decrease of $0.8 million from 2014, primarily due to additional amortization recognized in 2014 for our short-lived intangible assets associated with our Value Lighting acquisition.

Research and development costs increased $0.4 million, or 19%, to $2.5 million during 2015, compared to 2014, reflecting our continued commitment to the development of high-quality LED technology.

During 2015 and 2014, we recorded interest expense and other bank charges of $1.5 million and $0.8 million, respectively, primarily related to borrowings under our Bank of America Revolving Credit Facility and certain borrowings from RVL and its affiliates (see Notes 10 and 18 of the Notes to Consolidated Financial Statements).

A tax benefit of $6.5 million was recognized in 2014. In connection with the 2014 acquisitions, we recorded deferred tax liabilities in this amount, primarily resulting from the recognition of amortizable intangible assets at the dates of acquisition. These net deferred tax liabilities can be used to reduce net deferred tax assets for which we provided a valuation allowance; accordingly, the valuation allowance has been reduced by a corresponding amount. No income tax benefit was recorded for 2015 since the tax benefits of the losses incurred were offset by a corresponding increase in the related deferred tax valuation allowance.

During 2014, we recognized $0.9 million of accretion expense related to the redemption value of the Series E and F Preferred Stock, $1.4 million related to the accrual of preferred stock dividends and a loss of $5.3 million related the effect of the preferred stock exchange.

Non-GAAP Financial Measure

Management uses non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA as non-U.S. GAAP measures of financial performance. We consider these non-GAAP measures to be important indicators of our operational strength and performance, and a useful measure of historical and prospective trends. However, there are significant limitations of the use of these non-GAAP measures since they exclude acquisition related charges and stock-based compensation, both of which affect profitability. We believe that these limitations are compensated by providing these non-GAAP measures along with U.S. GAAP performance measures and clearly identifying the differences between the two measures. Consequently, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss) or net income (loss) per share presented in accordance with U.S. GAAP. Moreover, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA, as defined by Revolution, may not be comparable to similarly titled measures provided by other entities.

These non-GAAP measures are provided to investors to supplement the results of operations reported in accordance with U.S. GAAP. Management believes that these non-GAAP measures are useful to help investors analyze the operating trends in the business and to assess the relative underlying performance of the business. Management believes that these non-GAAP measures provide an additional tool for investors to use in comparing our financial results with other companies that use non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA in their communications with investors. Management also uses non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA to evaluate potential acquisitions, establish internal budgets and goals, and evaluate the performance of business units and management.

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share

The following table reconciles net loss to non-GAAP net income (loss) for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In Millions)
Net loss	$(0.5)	$(2.4)	$(5.2)
Acquisition, severance and transition costs	3.9	2.0	2.5
Stock-based compensation	2.1	2.7	1.7

Non-GAAP net income (loss)	$5.5	$2.3	$(1.0)

The following table reconciles diluted net loss per share to non-GAAP net income (loss) per share for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In Millions)
Diluted net loss per share	$(0.03)	$(0.16)	$(1.39)
Acquisition, severance and transition costs, per diluted share	0.20	0.13	0.27
Stock-based compensation, per diluted share	0.12	0.18	0.19

Non-GAAP net income (loss) per share	$0.29	$0.15	$(0.93)

Weighted average shares outstanding, diluted (In thousands)	19,034	14,930	9,216

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

Stock-based compensation expense is excluded from non-GAAP net income (loss) and non-GAAP net income (loss) per share as it is a non-cash expense, and is not indicative of our operating performance.

Non-GAAP Adjusted EBITDA

The following table reconciles net income (loss) to non-GAAP Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(In Millions)
Net loss	$(0.5)	$(2.4)	$(5.2)
Amortization and depreciation	6.1	4.9	5.6
Acquisition, severance and transition costs	3.9	2.0	2.5
Interest and other expense	2.5	1.5	0.8
Stock-based compensation	2.1	2.7	1.7
Deferred income tax benefit	—	—	(6.5)

Non-GAAP Adjusted EBITDA	$14.1	$8.7	$(1.1)

Liquidity and Capital Resources

Our liquidity as of December 31, 2016 and 2015 was $1.9 million and $2.8 million, respectively, which consisted of cash and cash equivalents of $0.9 million and $0.2 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $1.0 million and $2.6 million, respectively.

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Upon closing, we had borrowing capacity of approximately $10.0 million.

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

At December 31, 2016, we had a loan and security agreement with Bank of America to borrow up to $27.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matured in October 2017. As of December 31, 2016, we were in compliance with our covenants under the Bank of America Revolving Credit Facility.

At December 31, 2016 and 2015, we had working capital of $51.3 million and $25.9 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $172.1 million during 2016, which represents a 33% increase from 2015, we face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In Millions)
Cash used in operating activities	$(6.2)	$(16.6)	$(14.3)
Cash used in investing activities	(12.9)	(11.0)	(12.0)
Cash provided by financing activities	19.8	21.8	30.6

Net increase (decrease) in cash and cash equivalents	$0.7	$(5.8)	$4.3

Cash Flows used in Operating Activities - During 2016, 2015 and 2014, we used cash from operations of $6.2 million, $16.6 million and $14.3 million, respectively. Operating cash flows during 2016 primarily reflect increased trade and other receivables and increased inventory due to increased revenue of 33% year-over-year. Operating cash flows during 2015 and 2014 reflect our higher working capital investment, particularly in accounts receivable and inventory, to support our greatly expanded operations.

Cash Flows used in Investing Activities — The use of cash during 2016, 2015 and 2014 was primarily attributable to cash paid in connection with acquisitions of $11.4 million, $10.5 million and $11.5 million, respectively. Additionally, during 2016, we paid $1.0 million related to acquisition obligations.

Cash Flows provided by Financing Activities — Net cash provided during 2016 was primarily attributable to $16.2 million of net cash received from the issuance of common stock and $4.0 million of net proceeds from the Bank of America Revolving Credit Facility, partially offset by repayments on notes payable of $0.4 million. Net cash provided during 2015 was primarily attributable to increased borrowings on the Bank of America Revolving Credit Facility of $13.3 million and net proceeds from the issuance of common stock of $9.0 million, partially offset by repayments of borrowings and notes of $0.4 million. Net cash provided during 2014 was primarily attributable to net loans from affiliates of controlling stockholders of $14.9 million, net proceeds from the Bank of America Revolving Credit Facility of $8.8 million and net proceeds from the issuance of common stock of $8.6 million, partially offset by repayments of borrowings and notes of $1.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expense, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical as they are both important to reflect our financial position and results of operations and require significant or complex judgement on the part of management. The following is a summary of certain accounting policies considered critical by management.

Business Combinations

Business combinations are accounted for using the acquisition method under Accounting Standards Codification (“ASC”) 805, Business Combinations, which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable asset acquired and liability assumed is recorded based on their estimated fair values on the acquisition date. Acquisition related costs are expensed as incurred and are reported separately in the Consolidated Statements of Operations.

Revenue recognition

We recognize revenue from our product sales upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

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

Accounts Receivable

Our strategy for managing doubtful accounts includes establishing credit limits, performing periodic credit evaluations of our customers’ financial condition and collection procedures for all customer accounts. We use a credit risk rating system in order to measure the quality of individual credit transactions. We strive to identify potential problem receivables early, take appropriate collection actions, and maintain adequate reserve levels. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue. Our estimate for product returns is based on our historical return experience and our expectation of future returns.

Inventory Provisions

Inventories are stated at the lower of cost (first-in, first-out) or market, net of allowances for obsolete inventory. Periodically, we review our inventory for both excessive and obsolete inventory (inventory that is no longer marketable for its intended use). In either case, we record any write-downs based on assumptions about alternative uses, market conditions and other factors.

Goodwill

We record goodwill as the excess of purchase price over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year or more frequently if changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. Goodwill impairment testing requires determining the fair value of a reporting unit, which is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, strategic plans and future market conditions, among others. There can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the future. Changes in assumptions and estimates could cause us to perform an impairment test prior to the annual impairment test scheduled in the fourth quarter.

Purchase Price Obligations

In connection with certain prior acquisitions, we are obligated to issue contingent consideration. We determine the fair value of certain purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On a quarterly basis, we reassesses our current estimates of performance relative to the stated targets and adjusts the liability to fair value. At December 31, 2016, we used the following assumptions in determining the purchase price obligations: discount rate of 19.5%, volatility of 60%, risk free interest rate of 1.2% and dividend yield of 0%.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against a deferred tax asset when it is more likely than not that all or some portion of the deferred tax assets will not be recognized. We evaluate the adequacy of the valuation allowance annually and, if its assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income.

We have U.S. Federal net operating loss carryforwards, which may be used to reduce future taxable income. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2013 and 2012, including the issuance of common and preferred stock and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards are subject to limitations imposed by Section 382 of the Internal Revenue Code. The determination of such limitations is complex and requires a significant amount of analysis and review of past transactions, including those related transactions involving acquired companies and their predecessors. During 2013, we performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards, and adjusted them accordingly.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2016:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$10.4	$2.3	$3.9	$2.8	$1.4
Purchase price obligations and other (1) (2)	4.0	1.3	2.7	—	—
Total debt, including interest	45.5	4.6	4.9	36.0	—

Total	$59.9	$8.2	$11.5	$38.8	$1.4

(1)    Includes $0.6 million to be settled in common stock and $1.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.

(2)    As the result of channel distribution agreements entered into with distributors and contractors for the purposes of expanding the sale of our portfolio of products, we may be required to pay up to $1.0 million if certain revenue targets are achieved. The amounts are included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information related to new accounting pronouncements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

At December 31, 2016, we were exposed to interest rate risk in connection with our variable-rate Bank of America Revolving Credit Facility pursuant to which we may borrow up to $27.0 million. On January 26, 2017, we entered into an amended loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis. As such, during 2017, we are exposed to interest rate risk in connection with our amended Bank of America Revolving Credit Facility. See Note 10 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited Revolution Lighting Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Revolution Lighting Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Revolution Lighting Technologies, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our audit report dated March 9, 2017 expressed an unqualified opinion.

/s/ RSM US LLP

Stamford, Connecticut

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Revolution Lighting Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Revolution Lighting Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Revolution Lighting Technologies, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ RSM US LLP

Stamford, Connecticut

March 9, 2017

Revolution Lighting Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$883	$219
Trade receivable, net of allowance for doubtful accounts	53,347	41,132
Unbilled contracts receivable	10,167	4,559
Inventories, net	26,678	22,135
Other current assets	8,363	3,830

Total current assets	99,438	71,875
Property and equipment, net	1,474	1,247
Goodwill	72,074	64,267
Intangible assets, net	43,809	39,595
Other assets, net	704	651

Total assets	$217,499	$177,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$32,409	$19,908
Accrued and other liabilities	10,541	8,717
Notes payable	2,360	10,360
Related party notes payable	1,500	—
Purchase price obligations	1,327	7,039

Total current liabilities	48,137	46,024
Revolving credit facility	25,993	22,026
Notes payable	12,066	2,426
Related party notes payable	2,565	2,565
Purchase price obligations	1,716	1,764
Other noncurrent liabilities	1,309	727

Total liabilities	91,786	75,532

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 20,893 shares issued and outstanding at December 31, 2016 and 200,000 shares authorized and 15,964 shares issued and outstanding at December 31, 2015	21	16
Additional paid-in-capital	200,887	176,760
Accumulated deficit	(75,195)	(74,673)

Total stockholders’ equity	125,713	102,103

Total liabilities and stockholders’ equity	$217,499	$177,635

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$172,121	$129,656	$76,840
Cost of sales	116,250	86,366	52,617

Gross profit	55,871	43,290	24,223
Operating expenses:
Selling, general and administrative expenses:
Acquisition, severance and transition costs	3,851	1,950	2,488
Amortization and depreciation	6,115	4,868	5,644
Stock-based compensation	2,141	2,719	1,711
Other selling, general and administrative	39,408	32,179	23,204
Research and development	2,372	2,475	2,076

Total operating expenses	53,887	44,191	35,123

Operating income (loss)	1,984	(901)	(10,900)
Interest expense and other bank charges	(2,506)	(1,481)	(830)

Loss before income taxes	(522)	(2,382)	(11,730)
Deferred income tax benefit	—	—	6,550

Net loss	(522)	(2,382)	(5,180)
Accretion of preferred stock redemption value, beneficial conversion feature, and discount	—	—	(919)
Accrual of preferred stock dividends	—	—	(1,445)
Deemed distribution on exchange of preferred stock	—	—	(5,301)

Net loss attributable to common stockholders	$(522)	$(2,382)	$(12,845)

Loss per share, basic and diluted	$(0.03)	$(0.16)	$(1.39)

Weighted average shares outstanding, basic and diluted	19,034	14,930	9,216

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Preferred Stock	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity	Temporary Equity
Balance, January 1, 2014	$10	$8	$92,549	$(67,111)	$25,456	$10,966
Stock-based compensation	—	—	800	—	800	—
Issuance of common stock for cash, net of issuance costs	—	1	8,613	—	8,614	—
Shares issued for contingent consideration and acquisition	—	—	23,111	—	23,111	—
Issuance of preferred stock and accretion to redemption value	—	—	(919)	—	(919)	13,422
Accrual of preferred stock dividends, net of issuances	—	—	(446)	—	(446)	691
Exchange of preferred stock for common stock	(10)	4	25,886	—	25,879	(25,079)
Net loss	—	—	—	(5,180)	(5,180)

Balance, December 31, 2014	—	13	149,594	(72,291)	77,316	—
Stock-based compensation	—	—	2,191	—	2,191	—
Issuance of common stock for cash, net of issuance costs	—	1	9,506	—	9,507	—
Shares issued for contingent consideration and acquisition	—	2	16,016	—	16,118	—
Cancellation of reacquired escrowed common stock	—	—	(547)	—	(547)	—
Net loss	—	—	—	(2,382)	(2,382)	—

Balance, December 31, 2015	—	16	176,760	(74,673)	102,103	—
Stock-based compensation	—	1	1,310	—	1,311	—
Issuance of common stock for cash, net of issuance costs	—	3	16,189	—	16,192	—
Shares issued for contingent consideration and acquisition	—	1	6,628	—	6,629	—
Net loss	—	—	—	(522)	(522)	—

Balance, December 31, 2016	$—	$21	$200,887	$(75,195)	$125,713	$—

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net loss	$(522)	$(2,382)	$(5,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	—	—	(6,550)
Depreciation	389	550	495
Amortization of intangible and other assets	5,726	4,318	5,149
Stock-based compensation	2,141	2,719	1,711
Change in fair value of contingent consideration	(2,248)	864	1,419
Other noncash items affecting net income	1,349	—	—
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	(11,780)	(15,111)	(10,291)
(Increase) decrease in unbilled contracts receivable	(5,224)	(2,246)	—
(Increase) decrease in inventories, net	(4,430)	(7,234)	(60)
(Increase) decrease in prepaid and other assets	(4,822)	(699)	(977)
Increase (decrease) in accounts payable and accrued liabilities	13,216	2,532	(19)

Net cash used in operating activities	(6,205)	(16,689)	(14,303)

Cash Flows from Investing Activities:
Acquisition of business and other, net of cash acquired	(11,360)	(10,499)	(11,521)
Payment of acquisition obligations	(1,015)	—	—
Purchase of property and equipment	(555)	(462)	(485)

Net cash used in investing activities	(12,930)	(10,961)	(12,006)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock, net of issuance costs and other	16,192	8,960	8,614
Net proceeds from revolving credit facility	3,967	13,266	8,760
Repayments of notes payable and short-term borrowings	(360)	(390)	(1,552)
Proceeds from loans from affiliates of controlling stockholders, net	—	—	14,857
Proceeds from the issuance of preferred stock, net of issuance costs	—	—	(94)

Net cash provided by financing activities	19,799	21,836	30,585

Net increase (decrease) in cash and cash equivalents	664	(5,814)	4,276
Cash and cash equivalents, beginning of period	219	6,033	1,757

Cash and cash equivalents, end of period	$883	$219	$6,033

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$1,837	$688	$543

Non-Cash Investing and Financing Activities:
Issuance of common stock for contingent consideration	$6,630	$6,316	$—
Contingent consideration for acquisitions	4,132	1,550	9,976
Issuance of promissory notes for acquisition	2,000	10,000	—
Issuance of common stock for acquisitions	—	9,702	23,111
Deferred consideration for acquisition	—	350	—
Exchange of trade accounts payable for note	—	—	3,736
Issuance of Series G preferred stock for extinguishment of note payable ($12,600) and Series F preferred stock ($5,400)	—	—	18,000
Conversion of preferred stock for common stock	—	—	36,843
Accrual of dividends on preferred stock	—	—	1,449
In-kind dividends on Series C preferred stock	—	—	1,000

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Consolidated Financial Statements

(In millions, except share and per share data, or unless otherwise noted)

1.	The Company

Revolution Lighting Technologies, Inc., together with its wholly-owned subsidiaries (“Revolution”, “we”, “us” or “our”), is a leader in the designing, manufacturing, marketing, and selling of light-emitting diode (“LED”) lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Value Lighting, Tri-State LED, E-Lighting, All-Around Lighting and TNT Energy, to transform lighting into a source of superior energy savings, quality light and well-being.

We generate revenue by selling lighting products for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, commercial office, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures and lamps).

During the second quarter of 2016, we purchased all the equity interests of TNT Energy, LLC (“TNT”), a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, educational and municipal sectors (see Note 3).

Basis of presentation

The consolidated financial statements included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the manner and presentation in the current period.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of receivables and inventories, purchase price allocation of acquired businesses, impairment of goodwill, income taxes, and contingencies. Actual results could differ from those estimates.

Stock Split

On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, as approved by the holder of a majority of the common stock and the Board (the “Split”), that became effective for trading purposes on March 11, 2016. The number of authorized shares and the par value of our common stock remained unchanged following the Split. All references to number of shares and per share data in the consolidated financial statements and applicable disclosures have been adjusted to reflect the reverse stock split, unless otherwise noted. See Note 13.

Liquidity and Capital Resources

Our liquidity as of December 31, 2016 and 2015 was $1.9 million and $2.8 million, respectively, which consisted of cash and cash equivalents of $0.9 million and $0.2 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $1.0 million and $2.6 million, respectively. On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). The amended Revolving Credit Facility had the effect of increasing our borrowing capacity by approximately $13.0 million. See Note 10.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

In May 2016, we raised $15.2 million from the issuance of common stock, net of expenses. The proceeds were used to fund the cash portion of the TNT acquisition, pay debt under our credit facility, and for general corporate purposes. In June 2016, we raised an additional $1.0 million in a private placement of our common stock to one of our distributors. See Note 13.

At December 31, 2016 and 2015, we had working capital of $51.3 million and $25.9 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

2.	Significant Accounting Policies

Business Acquisitions

Business acquisitions are accounted for using the acquisition method of accounting, which requires recording assets acquired and liabilities assumed at fair value of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed is recorded based on their preliminary estimated fair values on the acquisition date. Acquisition related costs are expensed as incurred, and are included in “Acquisition, severance and transition costs” on the Consolidated Statements of Operations. See Note 3.

Fair Value Measurement

We measure fair value on a recurring basis utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, and consider counterparty credit risk in our assessment of fair value. The fair value hierarchy is as follows:

Level 1 – Quoted prices in active markets for identical assets and liabilities;

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and,

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities

Cash and cash equivalents, trade and unbilled contract receivables, inventories, other current assets, accounts payable, and accrued and other liabilities are classified as Level 1 as their carrying values approximate fair value since they are short term in nature and they are receivable or payable on demand.

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of notes payable are equal to the carrying value. As such, notes payable are classified as Level 1. See Notes 10 and 18.

We determine the fair value of certain purchase price obligations on a recurring basis. See Note 11.

The estimated fair value of assets and liabilities acquired in business combinations as well as reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less to be cash equivalents. We maintain cash and cash equivalents in bank accounts that may exceed federally insured limits. The financial institutions where our cash and cash equivalents are held are highly rated. We have not experienced any losses in such accounts, and believe we are not exposed to significant credit risk.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform periodic credit evaluations of our customers’ financial condition. We record an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers, and specifically identified amounts that we believe to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. See Note 4.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Quarterly, we review our inventory for both excessive and obsolete inventory (inventory that is no longer marketable for its intended use). In either case, we record any write-downs based on assumptions about alternative uses, market conditions and other factors. See Note 5.

Property and Equipment

Property and equipment, net is stated at cost (or fair value, if acquired as part of a business combination) less accumulated depreciation, and is depreciated over its estimated useful life using the straight-line method as follows:

Machinery and equipment	3-7 years
Furniture and fixtures	5-7 years
Computers and software	3-7 years
Motor vehicles	5 years
Leasehold improvement	Lesser of lease term or estimated useful life

Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the respective account, and any resulting gain or loss is recognized in the Consolidated Statements of Operations. See Note 6.

Intangible Assets

Intangible assets, net is stated at cost or fair value, if acquired as part of a business combination, less accumulated amortization, and is amortized over its estimated useful life using the straight-line method as follows:

Patents and trade names	12-17 years
Customer relationships	10-15 years
Customer contracts and backlogs	1-3 years
Technology	10 years
Favorable leases	10 years
Non-compete agreements	6 years
Product certification and licensing costs	3 years

We evaluate the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the carrying amount of the asset group being assessed. If the undiscounted projected cash flows are less than the carrying value of the assets, we calculate an impairment by discounting the projected cash flows using our weighted-average cost of capital. The amount of the impairment of long-lived assets is written off against earnings in the period in which the impairment is determined. See Note 8.

Goodwill

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year or more frequently whenever changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. We have one reporting unit for goodwill impairment testing purposes. Goodwill impairment testing is a two-step process. Step one compares the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by calculating our market capitalization at the impairment test day. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount exceeds its fair value, then the second step must be completed to measure the amount of impairment, if any. Step two calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit as calculated in step one. In this step, the fair value of the reporting unit is allocated to all of the reporting unit’s assets and liabilities in a hypothetical purchase price allocation as if the reporting unit had been acquired on that date. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess. See Note 7.

As of October 1, 2016, we performed step one of the impairment testing, which indicated the fair value of our reporting unit exceeded the net carrying amount of the net assets of its reporting unit. Accordingly, step two was not required.

Purchase Price Obligations

In connection with certain prior acquisitions, we are obligated to issue contingent consideration. We determine the fair value of certain purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On a quarterly basis, we reassess our current estimates of performance relative to the stated targets and adjust the liability to fair value. Any such adjustments are included in “Acquisition, severance and transition costs” in the Consolidated Statements of Operations. See Note 11.

Contingencies

In accordance with Accounting Standards Codification (“ASC”) 450, Contingencies (“ASC 450”), we recognize a loss and record an undiscounted liability when litigation has commenced or a claim or assessment has been asserted or, based on available information, commencement of litigation or assertion of a claim or assessment is probable, and the associated costs can be reasonably estimated.

Revenue Recognition

We recognize revenue from our product sales upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance at the applicable location. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

We recognize revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The percentage-of-completion is computed by dividing the actual incurred cost to date by the most recent estimated total cost to complete the project. The computed percentage is applied to the expected revenue for the project to calculate the contract revenue to be recognized in the current period. This method is used because management considers total cost to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues in excess of amounts billed, which management believes will generally be billed within the next twelve months, are recorded in “Unbilled contracts receivable” on the Consolidated Balance Sheets.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenues” and “Cost of sales” in the Consolidated Statements of Operations). For the years ended December 31, 2016, 2015 and 2014, revenues from sales taxes were $5.2 million, $4.5 million and $2.7, respectively.

Shipping and Handling

Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and Development

Research and development costs to develop new products, which consist of salaries, contractor fees, building cost, utilities, administrative expenses and allocations of corporate costs, are charged to expense as incurred.

Advertising Expense

Advertising costs, included in “Other selling, general and administrative” on the Consolidated Statements of Operations are expensed when the advertising first takes place. We promote our product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expense were $0.2 million, $0.3 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income taxes

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

We applied the provisions of ASC 740, Income Taxes (“ASC 740”), and have not recognized a liability pursuant to that standard. In addition, a reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there are no unrecognized benefits since the date of adoption. If there were an unrecognized tax benefit, we would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

We evaluate the adequacy of the valuation allowance quarterly and, if our assessment of whether it is more likely than not that the related tax benefits will be realized changes, the valuation allowance will be increased or reduced with a corresponding benefit or charge included in income. See Note 14.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. See Note 15.

On December 1, 2014, we exchanged all outstanding series of preferred stock, including accrued but unpaid dividends thereon, to an aggregate of 36,300,171 shares of common stock (the “Preferred Stock Exchange”). The Preferred Stock Exchange was accounted for under ASC 260-10-S99-2, “Earnings per Share,” which states that in such an extinguishment of preferred stock, the difference between (1) the fair value of the consideration transferred to the holders of the preferred stock and (2) the carrying amount of the preferred stock in the consolidated balance sheet, should be reflected in a manner similar to a dividend on preferred stock and subtracted from net income to arrive at income attributable to common shareholders in the calculation of earnings per share. For the year ended December 31, 2014, net loss was reduced by $5.3 million to arrive at net loss attributable to common stockholders.

Stock-Based Compensation

Restricted Stock and Restricted Stock Unit Awards (Equity) – The fair value of equity instruments is measured based on the share price on the grant date, and is recognized using the straight-line method over the vesting period. These awards contain service conditions. If the conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. See Note 16.

Restricted Stock Awards (Liability) - From time to time, we enter into arrangements with non-employee service providers pursuant to which we issues restricted stock vesting over specified periods for time-based services. These arrangements are accounted for under the provisions of ASC 505 “Equity-Based Payments to Non-Employees” (“ASC 505”). In accordance with ASC 505, the restricted stock is valued at the quoted price at the date of vesting. Liability awards are re-measured to fair value based on quoted market prices at the end of each reporting period. See Note 16.

Option Awards – The Black-Scholes option pricing model is utilized to measure the fair value of options on the grant date. We estimate the volatility of our common stock at the date of grant based on its historical volatility. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. See Note 16.

Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, that allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We adopted these standards during the first quarter of 2016. Such adoption did not have a material effect on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”, which require an entity to measure inventory at the lower of cost and net realizable value. The standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material effect on our financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement to restate prior period financial statements for measurement adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment be recognized in the reporting period in which the adjustment is identified. We adopted this standard during the first quarter of 2016. Such adoption did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. We have not determined the effect that this accounting pronouncement will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, with amendments issued during 2016. This standard is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of the ASU’s are effective with either a full retrospective approach or a modified retrospective approach for periods beginning after December 15, 2017. For revenue recognized from our product sales upon shipment or delivery to customers, we do not believe that the adoption of this standard will have an impact on our consolidated financial statements. For revenue recognized using the percentage-of-completion method of accounting, we believe that the adoption of this standard will have an impact on our consolidated financial statements; however we believe the impact will not be material. We are currently updating our processes and controls necessary for implementing this standard, including the increased disclosure requirements, and expect to adopt the new guidance beginning in 2018 using the modified retrospective approach.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation,” which is intended to simplify the accounting for share-based payment awards, including accounting for the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues. The provisions of this standard are effective for periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The provisions of this standard are effective for periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measure of goodwill by eliminating the second step from the goodwill impairment test. The provisions of this standard are effective for periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.	Acquisitions of Businesses and Other Intangibles

TNT Energy, LLC

On May 6, 2016, we completed the acquisition of TNT, a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors. TNT’s headquarters is located in Raynham, Massachusetts. The acquisition of TNT is expected to expand our footprint within key lighting retrofit markets in the United States. We believe this is a direct complementary fit with our division, Energy Source, based in Providence, RI. In addition to its broad existing customer base, TNT is a contract vendor for the Small C&I Business Programs of northeast utility companies, with a defined territory of approximately 120 municipalities throughout Massachusetts. We acquired TNT for its management team, its client base and operational and business development synergies.

We accounted for the acquisition of TNT under ASC 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed were recorded based on their estimated fair values on the date of the acquisition.

Consideration:
Cash paid (1)	$8.6
Promissory note	2.0
Contingent consideration (2)	4.1

Net Assets	$14.7

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$1.0
Goodwill (3)	7.8
Intangible assets (4)	5.9

Net Assets	$14.7

(1)	Includes the prepayment of a working capital adjustment of $0.6 million. The cash payment was funded through the common stock offering (see Note 13).
(2)	Contingent consideration is based on expected revenue and adjusted EBITDA, and was capped at $5.0 million based on the original agreement.
(3)	Since our initial valuation on the date of the acquisition, we recorded a $1.6 million increase to goodwill related to adjustments in working capital. Goodwill is expected to be deductible for income tax purposes.
(4)	The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated (see Note 8).

Energy Source

On August 5, 2015, we completed the acquisition of Energy Source, a provider of turnkey comprehensive energy savings projects (principally LED fixtures and lamps) within the commercial, industrial, hospitality, retail, education and municipal sectors. We acquired Energy Source for its management team, its client base and operational and business development synergies.

Consideration:
Cash paid (1)	$10.0
Common stock issued	9.7
Promissory notes (2)	10.0
Contingent consideration (3)	1.8

Total Consideration	$31.5

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$1.4
Goodwill (4)	21.3
Intangible assets (5)	8.8

Net Assets	$31.5

(1)	The cash payment funded through the issuance of common stock to a third-party investor for $10.0 million.
(2)	The promissory notes are supported by an irrevocable letter of credit from RVL (see Note 18).
(3)	Contingent consideration is based on projected EBITDA during 2015, 2016 and 2017, and was capped at 10% of EBITDA based on the original agreement.
(4)	Goodwill is expected to be deductible for income tax purposes.
(5)	The acquired intangible assets are being amortized consistent with the period the underlying cash flows are generated.

E-Lighting

On February 5, 2015, we acquired the assets of DPI Management, Inc. d/b/a E Lighting for consideration of $0.1 million cash paid at closing, $0.2 million cash paid on September 1, 2015, $0.2 million cash paid on March 1, 2016, and 17,544 shares of common stock valued at $0.1 million issued on September 1, 2016. The aggregate purchase price was assigned to inventories.

Pro forma information

If the TNT and Energy Source acquisitions referred to above had been completed as of January 1, 2015, revenue, operating income and net income (loss) would have been $178.0 million, $2.7 million and $0.2 million, respectively, for the year ended December 31, 2016, and $163.4 million, $0.2 million and $(1.7) million, respectively, for the year ended December 31, 2015. This information is unaudited, and is not indicative of the results of operations that would have been achieved had the transactions been consummated on such date or of results that might be achieved in the future.

The pro forma results for the years ended December 31, 2016 and 2015 include the amortization of customer backlog, and acquisition, severance and transition costs totaling $3.3 million and $2.6 million, respectively. The preponderance of these charges are non-recurring and will not have a continuing impact on the future results of operations.

The revenue and net income of TNT included in our actual results of operations from May 6, 2016 through December 31, 2016 totaled $17.5 million and $1.6 million, respectively. The revenue and net income of 2015 acquisitions included in our actual results of operations from their respective acquisition dates through December 31, 2015 totaled $16.3 million and $2.9 million, respectively.

4.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Trade receivables	$54.7	$42.1	$23.9
Allowance for doubtful accounts	(1.4)	(1.0)	(0.1)

Accounts receivable, net of allowance for doubtful accounts	$53.3	$41.1	$23.8

Write-offs and other adjustments, which are recorded in “Other selling, general and administrative” in the Consolidated Statements of Operations, were $1.5 million, $1.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

5.	Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	December 31,
	2016	2015
Raw materials	$2.4	$3.8
Finished goods	26.1	20.3

Total	28.5	24.1
Less: Provision for obsolescence	(1.8)	(2.0)

Inventories, net	$26.7	$22.1

Activity related to inventory reserves was as follows:

	Year Ended December 31,
	2016	2015	2014
Inventory reserve, January 1	$2.0	$1.7	$1.7
Additions	0.1	1.1	0.2
Write-offs	(0.3)	(0.8)	(0.2)

Inventory reserve, December 31	$1.8	$2.0	$1.7

6.	Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2016	2015
Total property and equipment	$3.2	$2.7
Less accumulated depreciation	(1.7)	(1.5)

Property and equipment, net	$1.5	$1.2

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the Consolidated Statements of Operations, was $0.4 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Goodwill

Changes in the carrying amount of goodwill were as follows:

	Year Ended December 31,
	2016	2015
Goodwill, January 1	$64.3	$43.0
Acquisitions (1)	7.8	21.3

Goodwill, December 31	$72.1	$64.3

(1)	Reflects the effects of the TNT acquisition during 2016 ($7.8 million) and the Energy Source acquisition during 2015 ($21.3 million). See Note 3.

8.	Intangible Assets

Intangible assets consisted of the following:

	December 31, 2016			December 31, 2015
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$35.0	$(7.9)	$27.1	$28.9	$(4.5)	$24.4
Trademarks/Trade Names	17.6	(3.4)	14.2	15.0	(2.9)	12.1
Technology	2.0	(0.6)	1.4	2.0	(0.3)	1.7
Non-compete agreement	1.4	(0.7)	0.7	1.1	(0.4)	0.7
Customer contracts and backlog	3.3	(3.1)	0.2	4.8	(4.5)	0.3
Other	0.6	(0.4)	0.2	0.7	(0.3)	0.4

Intangible assets	$59.9	$(16.1)	$43.8	$52.5	$(12.9)	$39.6

In connection with the TNT acquisition, we recorded $2.9 million of customer relationships and product supply agreements, $2.5 million of trademarks/tradenames, $0.3 million of non-compete agreements and $0.2 million of customer contracts and backlog. Additionally, during 2016, we entered into channel distribution agreement totaling $3.5 million (included in customer relationships and product supply agreements), which were offset by the write-off of certain intangible assets from previous acquisitions.

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” on the Consolidated Statements of Operations, was $5.2 million, $4.0 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated future amortization expense related to intangible assets is $5.5 million for 2017, $5.3 million for 2018, $4.5 million for 2019, $3.9 million for 2020, $3.7 million for 2021, and $20.9 million thereafter

9.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2016	2015
Compensation, benefits and commissions	$4.4	$3.5
Accruals and other current liabilities	6.1	5.2

Accrued and other current liabilities	$10.5	$8.7

10.	Financings

Revolving Credit Facility

At December 31, 2016, we had a loan and security agreement with Bank of America to borrow up to $27.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matured in October 2017. Our Chairman, Chief Executive Officer and President guaranteed $7.0 million of the borrowings under the Revolving Credit Facility. This guarantee enabled us to borrow $7.0 million in addition to the amount available from receivables and inventory, and could be terminated at any time (see Note 18). At December 31, 2016 and 2015, the balance outstanding on the Revolving Credit Facility was $26.0 million and $22.0 million, respectively.

Borrowings under the Revolving Credit Facility bore interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. We were also obligated to pay various fees monthly. At December 31, 2016 and 2015, the weighted average interest rate was 3.95% and 3.65%, respectively. We recorded interest expense of $0.9 million, $0.7 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Under the Revolving Credit Facility, outstanding loans became payable on demand to the extent that such loans exceed the defined Borrowing Base. All obligations under Revolving Credit Facility were secured by the assets of Revolution, and are guaranteed by Revolution. The Revolving Credit Facility contained covenants that limit our ability to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things.

On January 26, 2017, we entered into an amended loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). Under the amended Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans decreased to 2.75% from 3.0%, and the maximum applicable margin for base rate loans decreased to 1.75% from 2.0%. Our Chairman, Chief Executive Officer and President has guaranteed $7.0 million of the borrowings under the amended Revolving Credit Facility. See Note 18.

Notes Payable

Notes payable consisted of the following:

	December 31,
	2016	2015
Energy Source acquisition notes	$10.0	$10.0
Value Lighting acquisition note	2.4	2.8
TNT acquisition notes	2.0	—

Total notes payable	$14.4	$12.8
Less: Notes payable—current	(2.4)	(10.4)

Notes payable—noncurrent	$12.0	$2.4

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which are supported by an irrevocable letter of credit from RVL (see Note 18). In July 2016, the maturity date was extended to January 20, 2017, with an interest rate of 7%. We recorded accrued interest of $0.3 million and $0.2 million at December 31, 2016 and 2015, respectively. We recorded interest expense of $0.6 million and $0.2 million for the years ended December 31, 2016, and 2015, respectively. On January 26, 2017, we repaid the Energy Source acquisition notes, including interest of $0.4 million, using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated.

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

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million was due on April 21, 2017 and $1.0 million was due on November 6, 2017 (see Note 3). Our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support $1.0 million of the TNT acquisition notes. See Note 18. We recorded accrued interest of less than $0.1 million at December 31, 2016. We recorded interest expense of less than $0.1 million for the years ended December 31, 2016. In February 2017, the maturity date was extended to November 6, 2017 for all of the TNT promissory notes. Additionally, in February 2017, our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support the additional $1.0 million of the TNT acquisition notes. See Note 18.

Debt Maturities

At December 31, 2016, the schedule maturities of our borrowings were as follows:

Total
Notes Payable
2017	$2.4
2018	1.7
2019	0.4
2020	36.0

Total borrowings	$40.5

11.	Purchase Price Obligations

Changes in the fair value of purchase price obligations were as follows:

Fair value, January 1, 2016 (1)	$8.8
Fair value of acquisition liabilities paid (2)	(7.6)
Fair value of consideration issued	4.1
Change in fair value (3)	(2.3)

Fair value, December 31, 2016 (4)	$3.0

(1)	Includes $1.8 million to be paid in cash, $6.5 million to be settled in common stock and $0.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.
(2)	Includes $1.0 million settled in cash and $6.6 million settled in common stock.
(3)	Change in fair value includes a $2.5 million reduction due to a change in assumptions utilized in the calculation of purchase price obligations and not meeting applicable thresholds.
(4)	Includes $0.9 million to be paid in cash, $0.6 million to be settled in common stock and $1.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.

The following table presents quantitative information about Level 3 fair value measurements as of December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs
Earnout liabilities	$2.4	Income approach	Discount rate – 19.5%
Stock distribution price floor	0.6	Monte Carlo simulation	Volatility – 60%
			Risk free rate – 1.2%
			Dividend yield – 0%

Fair value	$3.0

12.	Commitments and Contingencies

Leases – We lease office, warehouse and manufacturing facilities throughout the United States. Generally, the lease agreements require us to pay the operating expenses of the properties, in some cases including property taxes. The majority of our leases include renewal options at existing or current market rates. Rent expense related to operating leases was $2.3 million, $2.0 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The future minimum payment obligations as of December 31, 2016 for operating leases are as follows:

Minimum Lease Payments
2017	$2.3
2018	2.1
2019	1.9
2020	1.7
2021	1.0
Thereafter	1.4

Total future payment obligations	$10.4

Other Matters – In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Based upon such evaluation, at December 31, 2016, we are not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. We may be required to make payments under a certain channel distribution agreement if certain revenue targets are achieved. The maximum amount of such payments is $1.0 million, which has been accrued as of December 31, 2016.

13.	Stockholders’ Equity

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

At the annual shareholder meeting held on May 12, 2016, the shareholders voted to amend the Certificate of Incorporation to increase the authorized shares of common stock from 20,000,000 to 35,000,000.

The changes in issued and outstanding common stock during the years ended December 31, 2016, 2015 and 2014 were as follows:

Shares
Balance at January 1, 2014	8,209,521
Shares issued for stock-based compensation	71,800
Shares issued for contingent consideration and acquisition	260,100
Shares issued in public offering (1)	800,000
Conversion of preferred stock to common stock (2)	3,630,017

Balance at December 31, 2014	12,971,438
Shares issued for stock-based compensation	142,556
Shares issued in private placement offering (3)	869,600
Shares issued for contingent consideration and acquisition	1,980,909

Balance at December 31, 2015	15,964,503
Shares issued for stock-based compensation	310,959
Shares issued for contingent consideration and acquisition	1,254,137
Shares issued in public offering (4)	3,191,250
Shares issued in private placement offering (5)	172,413

Balance at December 31, 2016	20,893,262

(1)	Underwritten public offering of our common stock at an offering price of $12.50 per share. Net proceeds of the offering were $8.6 million, which were used for general corporate purposes.
(2)	Exchange of all outstanding preferred stock, including accrued but unpaid dividends.
(3)	Shares sold in a private placement to one of our distributors. Net proceeds were used for general corporate purposes.
(4)	Underwritten public offering of our common stock at an offering price of $5.25 per share. Net proceeds of the offering were $15.2 million, which were used to fund the cash portion of the TNT acquisition (see Note 3), pay down bank debt, and for general corporate purposes.
(5)	Shares sold for $1.0 million in a private placement to one of our distributors. Net proceeds were used for general corporate purposes.

At December 31, 2016, 8,670,386 shares, or 42% of our outstanding shares, were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. On December 1, 2014, all outstanding shares of preferred stock were converted into common stock (the “Preferred Stock Exchange”). As such, there were no shares of preferred stock outstanding at both December 31, 2016 and 2015.

14.	Income Taxes

As of December 31, 2016, we had approximately $61.0 million of net operating loss carry forwards and amortization related to intangible assets related to acquisitions that can be used to offset our income for federal and state tax purposes, which expire between 2020 and 2036. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012 and 2013, including the issuance of common and preferred stock and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards since December 31, 2013 are subject to limitations imposed by Section 382 of the Internal Revenue Code. During 2013, we performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and adjusted them accordingly. We have recognized a full valuation allowance related to our remaining net deferred tax assets, including the remaining net operating loss carryforwards.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Accounts receivable	$0.5	$0.4
Inventories	1.0	1.3
Stock options	2.2	1.4
Accrued liabilities	2.3	0.8
Net operating loss carryforwards	9.8	11.1

Total deferred tax assets	15.8	15.0

Depreciation	(0.2)	(0.1)
Intangible assets	(9.0)	(9.8)

Total deferred tax liabilities	(9.2)	(9.9)

Valuation allowance	(6.6)	(5.1)

Net deferred tax asset (liability)	$—	$—

In accordance with ASC 740, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

For the year ended December 31, 2016, we recorded a provision for income taxes of less than $0.1 million related to AMT taxes as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2016, 2015, and 2014:

	December 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(0.3)	(34.0)	$(0.8)	(34.0)	$(4.0)	(34.0)
Change in valuation allowance	1.5	178.8	0.4	16.2	5.0	42.5
Non-deductible expenses	0.5	57.0	1.1	45.0	0.2	1.4
Adjustment to net operating loss carryforwards	—	—	(0.5)	(21.1)	(0.1)	(1.0)
Tax benefit of acquisition	—	—	—	—	(6.6)	(55.8)
Other adjustments	(1.7)	(201.8)	(0.2)	(6.1)	(1.1)	(8.9)

Income tax benefit	$—	—	$—	—	$(6.6)	(55.8)

15.	Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Year Ended December 31,
	2016	2015	2016
Numerator:
Net loss	$(0.5)	$(2.4)	$(12.8)

Denominator:
Weighted-average common shares (in thousands) – basic and diluted	19,034	14,930	9,216

Basic and diluted net loss per share	$(0.03)	$(0.16)	$(1.39)

At December 31, 2016, 2015 and 2014, we were contingently obligated to pay $3.0 million, $8.8 million and $12.4 million, respectively, related to prior acquisitions.

Included in the computation of basic net loss per share for the years ended December 31, 2016, 2015 and 2014 were 53,335, 292,967 and 803,583 potentially dilutive shares, respectively, representing $0.6 million, $6.5 million and $11.7 million, respectively, of the total contingent obligation related to shares we unconditionally agreed to issue.

Additionally, we were contingently obligated to pay $0.8 million, $0.5 million and $0.7 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2016, 2015 and 2015, as they were antidilutive.

At December 31, 2016, 2015 and 2014, 27,828, 31,483 and 41,438 outstanding options, respectively, with an average exercise price of $44.76, $43.64 and $42.90, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

16.	Stock-Based Compensation

The 2003 Plan

On September 18, 2003, we adopted a stock option plan (the “2003 Plan”) that provided for the grant of incentive stock options and nonqualified stock options. The option price of incentive stock options were required to be at least 100% of market value at the date of the grant. Incentive stock options had a maximum term of 10 years. Options granted typically vested ratably over a three-year period or were based on achievement of performance criteria. We granted selected executives and other key employees share option awards, whose vesting was contingent upon meeting various departmental and company-wide performance goals including meeting sales targets and net profit targets. In March 2009, we amended the 2003 Plan to extend the post-service termination exercise period of non-statutory stock options granted to directors for their service as directors from three months after the director’s termination date to the tenth anniversary of the date of grant. The 2003 Plan does not contain any provisions which would trigger automatic vesting upon a change in control. The Board has determined that no further awards will be made pursuant to the 2003 Plan.

The following table presents a summary of activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2016	31,483	$43.64	3.77
Expired	(3,655)	44.64

Outstanding and expected to vest, December 31, 2016	27,828	$44.76	3.01

Exercisable, December 31, 2016	27,162	$45.12	2.91

During the years ended December 31, 2016 and 2015, no options were issued. During the year ended December 31, 2014, we granted 5,250 options at a weighted average grant date fair value of $30.20. We issue new shares upon the exercise of options. Options outstanding at December 31, 2016 had no intrinsic value. At December 31, 2016, unrecognized compensation expense related to options, adjusted for estimated forfeitures was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.

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

Restricted Shares

During the year ended December 31, 2016, we granted restricted shares to Aston Capital, LLC (“Aston”) (see Note 18) and eligible directors who serve on the Board of Directors, which vest ratably over a three-year period. These awards are classified as liability awards, and are remeasured to fair value at each reporting date and upon vesting.

The following table presents a summary of activity for the year ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value (1)
Outstanding, January 1, 2016	134,633	$19.36
Granted	327,508	6.25
Vested	(79,454)	15.78
Forfeited	(22,382)	18.91

Outstanding and expected to vest, December 31, 2016	360,305	$7.32

At December 31, 2016, there was $1.8 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 2.8 years. During the years ended December 31, 2016, 2015 and 2014, we granted 327,508, 110,350 and 84,800 shares, respectively, at a weighted average grant date fair value of $6.25, $13.30 and $30.00, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $1.5 million and $1.5 million, respectively.

Restricted Share Units

During the year ended December 31, 2016, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the year ended December 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	—	$—
Granted	138,350	6.98
Vested	(5,833)	10.00

Outstanding and expected to vest, December 31, 2016	132,517	$6.84

At December 31, 2016, there was $0.9 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted shares that vested during the year ended December 31, 2016 was less than $0.1 million.

17.	Defined Contribution Benefit Plan

We have established a profit sharing plan that permits participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended, and we match these contributions up to a predefined threshold. During the years ended December 31, 2016, 2015 and 2014, compensation expense associated with our matching contribution was $0.3 million, $0.2 million and $0.1 million, respectively.

18.	Related Party Transactions

Chairman, Chief Executive Officer and President

In April 2015, our Chairman, Chief Executive Officer, and President guaranteed $5.0 million of borrowings under our Revolving Credit Facility, increasing our borrowing base by that amount. In April 2016, our Chairman, Chief Executive Officer, and President guaranteed an additional $2.0 million of borrowings under our Revolving Credit Facility, increasing our borrowing base by that amount. On January 26, 2017, we entered into an amended Revolving Credit Facility. Our Chairman, Chief Executive Officer, and President guaranteed $7.0 million of borrowings under our amended Revolving Credit Facility, increasing our borrowing base by that amount. See Note 10.

In May 2016, our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support $1 million of the TNT acquisition. In February 2017, our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support the additional $1.0 million of the TNT acquisition notes (see Note 10).

RVL

In August 2015, RVL provided an irrevocable letter of credit to support the $10 million Energy Source acquisition notes. See Note 10. On January 26, 2017, we repaid the Energy Source acquisition notes using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated.

Aston Capital

On April 1, 2016, we entered into a $2.6 million amended and restated promissory note with Aston, which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option. At December 31, 2016 and 2015, we had accrued interest of $0.2 million and $0.4 million, respectively. For the years ended December 31, 2016, 2015 and 2014, we recorded interest expense of $0.2 million, $0.2 million and $0.8 million, respectively, related to financing agreements with Aston.

On January 5, 2017, we ratified a management services agreement with Aston (the “Management Agreement”) to memorialize certain management services that Aston has been providing to us since RVL acquired majority control of our voting securities in September 2012. Pursuant to the Management Agreement, Aston provides consulting services in connection with financing matters, budgeting, strategic planning and business development, including, without limitation, assisting us in (i) analyzing the operations and historical performance of target companies; (ii) analyzing and evaluating the transactions with such target companies; (iii) conducting financial, business and operational due diligence, and (iv) evaluating related structuring and other matters. In addition, two of the Aston members hold executive positions in Revolution, and receive no compensation. Aston did not receive an award of restricted stock in 2015. On May 12, 2016, we granted 250,000 shares of restricted stock to Aston, which vest in three annual installments on May 12, 2017, 2018, and 2019. The Audit Committee of the Board will consider from time to time (at a minimum at such times when the Compensation Committee of the Board evaluates director compensation) whether additional compensation to Aston is appropriate given the nature of the services provided.

On November 30, 2016, Aston provided a $1.5 million bridge advance, which bore interest annually at 9%, until the amended Revolving Credit Facility was finalized. Such amounts were repaid to Aston on January 26, 2017 using proceeds from the amended Revolving Credit Facility.

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. During each of the years ended December 31, 2016, 2015 and 2014, we paid Aston $0.3 million, representing our proportionate share of the space under the underlying lease.

19.	Segment, Geographic and Concentration Information

Our operations consist of one reportable segment for financial reporting purposes, Lighting Products and Solutions (principally LED fixtures and lamps), for which financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”), to assess performance.

Revenue by geographic location, based on location of customers, were as follows:

	Year Ended December 31,
	2016	2015	2014
United States	$172.0	$129.3	$74.8
Canada	0.1	0.3	1.8
Other	—	0.1	0.2

Revenue	$172.1	$129.7	$76.8

Net long-lived assets by geographic location were as follows:

	Year Ended December 31,
	2016	2015
United States	$117.4	$105.0
Other	—	0.1

Long-lived assets	$117.4	$105.1

A portion of our LEDs and LED lighting products and systems are manufactured by select contract manufacturers. While we believe alternative manufacturers for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of one or more of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

20.	Quarterly Results of Operations (Unaudited):

The following represents our unaudited quarterly results for the years ended December 31, 2016 and 2015. These quarterly results were prepared in conformity with GAAP and reflect all adjustments that are, in the opinion of management, fair and necessary for a fair statement of results, and were of a normal recurring nature. The 2016 and 2015 acquisitions are included in the quarterly consolidated results of operations from their respectively acquisition dates.

Unaudited quarterly results for 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27.6	$43.1	$50.2	$51.2
Gross profit	9.1	13.3	15.9	17.6

Net income (loss)	$(2.6)	$(1.1)	$1.6	$1.6

Basic and diluted income (loss) per common share	$(0.16)	$(0.06)	$0.08	$0.08

Unaudited quarterly results for 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$20.3	$27.3	$37.7	$44.4
Gross profit	7.2	9.0	12.2	14.9

Net income (loss)	$(2.0)	$(1.5)	$(0.3)	$1.4

Basic and diluted income (loss) per common share	$(0.15)	$(0.10)	$(0.02)	$0.09

The sum of the quarterly per share amounts may not equal the annual per share amounts due to relative changes in the weighted average number of shares used to calculated net income (loss) per share.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein.

(c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of our common stock that may be issued under our equity compensation plans. For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 2 and 16 of our Notes to Consolidated Financial Statements.

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares available for future issuance (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	27,828	$44.76	—
Equity compensation plans not approved by stockholders	—	N/A	434,259

Totals	27,828	N/A	434,259

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2017 annual meeting of stockholders and is incorporated herein by reference.

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of December 1, 2012, by and among, Revolution Lighting Technologies, Inc., Seesmart Acquisition Company, Inc., Seesmart Merger Company, LLC, Seesmart Technologies, Inc. and Ken Ames as the Stockholder Representative (incorporated by reference to our Current Report on Form 8-K filed December 6, 2012)+

2.2	Agreement and Plan of Merger, dated as of August 9, 2013, by and among, Revolution Lighting Technologies, Inc., Relume Acquisition Company, Inc., Relume Technologies, Inc. Beringea Invest Michigan, as noteholder representative and the Noteholders named therein (incorporated by reference to our Current Report on Form 8-K filed August 5, 2013)+

2.3	Agreement and Plan of Merger, dated as of March 6, 2014, by and among, Revolution Lighting Technologies, Inc., Value MergerSub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed March 10, 2014)+

2.4	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – Energy Source, Inc., Energy Source, LLC, Michael H. Lemoi, Jr. and Ronald T. Sliney, dated as of August 5, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)+

2.5	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – TNT Energy, LLC, TNT Energy, LLC, Timothy M. Blanchard and Theodore A. Carmone, Jr., dated as of May 2, 2016 (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)+

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)++

10.2	2003 Stock Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed April 16, 2004)++

10.3	Management Services Agreement, dated as of January 5, 2017, by and between the Company and Aston Capital LLC *

10.4	Investment Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.5	Termination and Exchange Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and each holder of the Convertible Promissory Notes dated December 21, 2009 (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.6	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 26, 2012)

10.7	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2012)

10.8	Separation and General Release Agreement, dated as of January 25, 2013, by and between Revolution Lighting Technologies, Inc. and Michael A. Bauer (incorporated by reference to our Current Report on Form 8-K filed January 30, 2013)++

10.9	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.10	Transition, Separation and General Release Agreement, dated as of February 16, 2013, by and between Revolution Lighting Technologies, Inc. and Gary R. Langford (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)++

10.11	Investment Agreement, dated as of March 8, 2013, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by reference to our Current Report on Form 8-K filed March 14, 2013)

10.12	Form of Restricted Share Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed May 15, 2013)++

10.13	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Information Statement on Schedule 14C filed on April 20, 2016)++

10.14	Promissory Note dated as of February 25, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed March 14, 2014)

10.15	Promissory Note dated as of April 4, 2014 between the Company and Aston Capital LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.16	Promissory Note dated as of April 17, 2014 between the Company and RVL 1 LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.17	Exchange Agreement, dated June 30, 2014, by and among Revolution Lighting Technologies, Inc., RVL 1 LLC and Aston Capital, LLC. (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

10.18	Exchange Agreement dated as of July 31, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.19	Promissory Note, dated as of July 31, 2014, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.20	Loan and Security Agreement, dated as of August 20, 2014, as amended, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.21	Guaranty, dated as of August 20, 2014, by each of Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, Seesmart, Inc., Envirolight LED, LLC, Sentinel System, LLC and Value Lighting of Houston, LLC, in favor of Bank of America, N.A. and the Secured Parties (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.21 (a)	Consent and First Amendment to Loan and Security Agreement, dated as of September 29, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21 (b)	Consent, Joinder and Second Amendment to Loan and Security Agreement, dated as of December 19, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21 (c)	Third Amendment to Loan and Security Agreement, dated as of April 17, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21 (d)	Consent and Fourth Amendment to Loan and Security Agreement, dated as of June 10, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21 (e)	Consent, Joinder and Fifth Amendment to Loan and Security Agreement, dated as of August 5, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21 (f)	Consent, Joinder and Sixth Amendment to Loan and Security Agreement, dated as of October 27, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.21(g)	Consent and Seventh Amendment to Loan and Security Agreement and Fifth Amendment to Pledge Agreement, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)

10.21(h)	Consent and Eighth Amendment to Loan and Security Agreement and Ratification of Guaranty, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC, Revolution Lighting – E-Lighting, Inc. and Seesmart, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)

10.21(i)	Consent, Joinder and Ninth Amendment to Loan and Security Agreement and Sixth Amendment to Pledge Agreement, dated May 6, 2016, by and among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., and TNT Energy, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 9, 2016)

10.21(j)

Consent and Tenth Amendment to Loan and Security Agreement and Seventh Amendment to Pledge Agreement, dated as of November 3, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy LLC, the Guarantors party thereto and Bank of America, N.A.*

10.21(k)	Eleventh Amendment to Loan and Security Agreement, Eighth Amendment to Pledge Agreement and Ratification of Guaranty, dated as of January 26, 2017, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017)

10.22	Pledge Agreement, dated as of August 20, 2014, by and among Revolution Lighting Technologies, Inc., the Borrowers listed on Schedule I thereto, the Guarantors listed on Schedule II thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.23	Exchange Agreement, dated as of November 25, 2014, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed November 26, 2014)

10.24	Investment Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.25	Registration Rights Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.26	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Michael H. Lemoi, Jr. (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.27	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Ronald T. Sliney (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.28	Reimbursement Agreement, dated as of January 26, 2017, among Robert V. LaPenta, Seesmart, Inc., Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Revolution – E-Lighting, Inc., Energy Source, LLC, TNT Energy LLC, Revolution Lighting Technologies, Inc., Lumificient Corporation, Seesmart Technologies, LLC, Lighting Integration Technologies, LLC, Sentinel System, LLC, Break One Nine, Inc., Revolution Lighting Technologies – Energy Source, Inc., Value Lighting of Houston, LLC and Revolution Lighting Technologies – TNT Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017)

14	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21.1	Subsidiaries of Revolution Lighting Technologies, Inc. *

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed or furnished herewith.
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T.
+	Revolution Lighting Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.
++	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: March 9, 2017	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman of the Board, Chief Executive
Officer and President
(Principal Executive Officer)

/s/ James A. DePalma	March 9, 2017
James A. DePalma – Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Robert A. Basil, Jr.	March 9, 2017
Robert A. Basil, Jr. – Director

/s/ William Ingram	March 9, 2017
William Ingram – Director

/s/ Robert V. LaPenta, Jr.	March 9, 2017
Robert V. LaPenta, Jr. – Director

/s/ Dennis McCarthy	March 9, 2017
Dennis McCarthy – Director

/s/ Stephen G. Virtue	March 9, 2017
Stephen G. Virtue – Director