Form 10-Q
period 2017-03-31
Revolution Lighting Technologies, Inc.
filed 2017-05-02
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,“ “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the Registrant had 20,980,477 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$1,169	$883
Trade receivable, net of allowance for doubtful accounts	46,156	53,347
Unbilled contracts receivable	8,326	10,167
Inventories, net	30,279	26,678
Other current assets	8,947	8,363

Total current assets	94,877	99,438
Property and equipment, net	1,528	1,474
Goodwill	72,074	72,074
Intangible assets, net	42,406	43,809
Other assets, net	1,318	704

Total assets	$212,203	$217,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$27,273	$32,409
Accrued and other liabilities	11,836	10,541
Notes payable	2,360	2,360
Related party notes payable	1,500	1,500
Purchase price obligations	2,074	1,327

Total current liabilities	45,043	48,137
Revolving credit facility	40,812	25,993
Notes payable	2,006	12,066
Related party notes payable	2,565	2,565
Purchase price obligations	—	1,716
Other noncurrent liabilities	314	1,309

Total liabilities	90,740	91,786

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 20,943 shares issued and outstanding at March 31, 2017 and 35,000 shares authorized and 20,893 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in-capital	201,592	200,887
Accumulated deficit	(80,150)	(75,195)

Total stockholders’ equity	121,463	125,713

Total liabilities and stockholders’ equity	$212,203	$217,499

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$30,570	$27,589
Cost of sales	20,496	18,539

Gross profit	10,074	9,050
Operating expenses:
Selling, general and administrative expenses:
Acquisition, severance and transition costs	658	1,141
Amortization and depreciation	1,939	1,310
Stock-based compensation	1,118	430
Other selling, general and administrative	10,090	7,591
Research and development	422	631

Total operating expenses	14,227	11,103

Operating loss	(4,153)	(2,053)
Interest expense and other charges	(802)	(563)

Net loss	$(4,955)	$(2,616)

Loss per share, basic and diluted	$(0.24)	$(0.16)

Weighted average shares outstanding, basic and diluted	20,599	16,147

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2016	$16	$176,760	$(74,673)	$102,103
Stock-based compensation	1	1,310	—	1,311
Issuance of common stock for cash, net of issuance costs	3	16,189	—	16,192
Shares issued for contingent consideration and acquisition	1	6,628	—	6,629
Net loss	—	—	(522)	(522)

Balance, January 1, 2017	21	200,887	(75,195)	125,713
Stock-based compensation	—	521	—	521
Shares issued for contingent consideration	—	184	—	184
Net loss	—	—	(4,955)	(4,955)

Balance, March 31, 2017	$21	$201,592	$(80,150)	$121,463

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(4,955)	$(2,616)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	126	100
Amortization of intangible and other assets	1,813	1,210
Stock-based compensation	1,118	430
Change in fair value of contingent consideration	(785)	377
Other noncash items affecting net income	21	—
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	7,161	5,119
(Increase) decrease in unbilled contracts receivable	1,841	1,064
(Increase) decrease in inventories, net	(3,571)	(3,734)
(Increase) decrease in prepaid and other assets	(1,549)	(222)
Increase (decrease) in accounts payable and accrued liabilities	(5,432)	(1,635)

Net cash (used in) provided by operating activities	(4,212)	93

Cash Flows from Investing Activities:
Purchase of property and equipment	(231)	(46)

Net cash used in investing activities	(231)	(46)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	14,819	1,144
Repayments of notes payable and short-term borrowings	(10,090)	(60)
Fees pertaining to issuance of common stock	—	(60)

Net cash provided by financing activities	4,729	1,024

Net increase in cash and cash equivalents	286	1,071
Cash and cash equivalents, beginning of period	883	219

Cash and cash equivalents, end of period	$1,169	$1,290

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

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited, and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements, and should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The Condensed Consolidated Balance Sheet as of December 31, 2016 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

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

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017, or for any other future period.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenues” and “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations). For the three months ended March 31, 2017 and 2016, revenues from sales taxes were $0.7 million and $0.9 million, respectively.

Liquidity and Capital Resources

On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020. See Note 7.

Our liquidity as of March 31, 2017 and December 31, 2016 was $6.3 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $1.2 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $5.1 million and $1.0 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

At March 31, 2017 and December 31, 2016, we had working capital of $49.8 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory”, which require an entity to measure inventory at the lower of cost and net realizable value. The standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, with amendments issued during 2016. This standard is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of the ASU’s are effective with either a full retrospective approach or a modified retrospective approach for periods beginning after December 15, 2017. For revenue recognized from our product sales upon shipment or delivery to customers, we do not believe that the adoption of this standard will have an impact on our unaudited condensed consolidated financial statements. For revenue recognized using the percentage-of-completion method of accounting, we believe that the adoption of this standard will have an impact on our unaudited condensed consolidated financial statements; however we believe the impact will not be material. We are currently updating our processes and controls necessary for implementing this standard, including the increased disclosure requirements, and expect to adopt the new guidance beginning in 2018 using the modified retrospective approach.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation,” which is intended to simplify the accounting for share-based payment awards, including accounting for the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues. The provisions of this standard are effective for periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material effect on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The provisions of this standard are effective for periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measure of goodwill by eliminating the second step from the goodwill impairment test. The provisions of this standard are effective for periods beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial statements.

2.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2017	December 31, 2016
Trade receivables	$46.8	$54.7
Allowance for doubtful accounts	(0.6)	(1.4)

Accounts receivable, net of allowance for doubtful accounts	$46.2	$53.3

Write-offs and other adjustments, which are recorded in “Other selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, were less than $0.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

3.	Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$2.4	$2.4
Finished goods, net	29.7	26.1

Total	32.1	28.5
Less: Provision for obsolescence	(1.8)	(1.8)

Inventories, net	$30.3	$26.7

4.	Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2017	December 31, 2016
Total property and equipment	$3.3	$3.2
Less accumulated depreciation	(1.8)	(1.7)

Property and equipment, net	$1.5	$1.5

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million for each of the three months ended March 31, 2017 and 2016.

5.	Intangible Assets

Intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$35.0	$(8.8)	$26.2	$35.0	$(7.9)	$27.1
Trademarks/Trade Names	17.6	(3.7)	13.9	17.6	(3.4)	14.2
Technology	2.0	(0.6)	1.4	2.0	(0.6)	1.4
Non-compete agreement	1.4	(0.8)	0.6	1.4	(0.7)	0.7
Customer contracts and backlog	3.3	(3.2)	0.1	3.3	(3.1)	0.2
Other	0.6	(0.4)	0.2	0.6	(0.4)	0.2

Intangible assets, net	$59.9	$(17.5)	$42.4	$59.9	$(16.1)	$43.8

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” on the unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Compensation, benefits and commissions	$4.9	$4.4
Accruals and other liabilities	6.9	6.1

Accrued and other current liabilities	$11.8	$10.5

7.	Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of March 31, 2017, our Chairman, Chief Executive Officer and President had guaranteed $7.0 million of the borrowings under the Revolving Credit Facility. On April 12, 2017, our Chairman, Chief Executive Officer and President guaranteed an additional $3.0 million of the borrowings under the Revolving Credit Facility. See Note 13. At March 31, 2017 and December 31, 2016, the balance outstanding on the Revolving Credit Facility was $40.8 million and $26.0 million, respectively. We recorded interest expense of $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

Notes Payable

Notes payable consisted of the following:

	March 31, 2017	December 31, 2016

Value Lighting acquisition note	$2.4	$2.4
TNT acquisition notes	2.0	2.0
Energy Source acquisition notes	—	10.0

Total notes payable	$4.4	$14.4
Less: Notes payable – current	(2.4)	(2.4)

Notes payable – noncurrent	$2.0	$12.0

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

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million was due on April 21, 2017 and $1.0 million was due on November 6, 2017. In February 2017, the maturity date was extended to November 6, 2017 for all of the TNT promissory notes. Our Chairman, Chief Executive Officer, and President has provided irrevocable letters of credit to support the TNT acquisition notes. See Note 13. We recorded accrued interest of less than $0.1 million at both March 31, 2017 and December 31, 2016. We recorded interest expense of less than $0.1 million for the three months ended March 31, 2017.

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which were supported by an irrevocable letter of credit from RVL. In July 2016, the maturity date was extended to January 20, 2017, with an interest rate of 7%. On January 26, 2017, we repaid the Energy Source acquisition notes, including interest of $0.4 million, using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated. We recorded interest expense of less than $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Debt Maturities

At March 31, 2017, the scheduled maturities of our borrowings were as follows:

Total Notes Payable

2017	$2.3
2018	1.8
2019	0.3

Total borrowings	$4.4

8.	Purchase Price Obligations

Changes in the fair value of purchase price obligations were as follows:

Fair value, January 1 (1)	$3.0
Fair value of acquisition liabilities paid (2)	(0.2)
Change in fair value (3)	(0.7)

Fair value, March 31 (4)	$2.1

(1)	Includes $0.9 million to be paid in cash, $0.6 million to be settled in common stock and $1.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.
(2)	Such acquisition liabilities were settled in common stock.
(3)	Change in fair value includes a reduction due to a change in assumptions utilized in the calculation of purchase price obligations and not meeting applicable thresholds.
(4)	Includes $0.7 million to be paid in cash, $0.5 million to be settled in common stock and $0.9 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.

The following table presents quantitative information about Level 3 fair value measurements as of March 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
Earnout liabilities	$1.6	Income approach	Discount rate – 19.5%
Stock distribution price floor	0.5	Monte Carlo simulation	Volatility – 60%
			Risk free rate – 1.2% Dividend yield – 0%

Fair value	$2.1

9.	Stockholders’ Equity

Common Stock

The changes in issued and outstanding common stock during the three months ended March 31, 2017 were as follows:

Shares
Balance at January 1, 2017	20,893,262
Shares issued for stock-based compensation	6,323
Shares issued for contingent consideration	42,940

Balance at March 31, 2017	20,942,525

At March 31, 2017, 8,670,386 shares, or 41% of our outstanding shares, were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at March 31, 2017.

10.	Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit during the three months ended March 31, 2017 and 2016 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of March 31, 2017, we had approximately $61.0 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

11.	Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(5.0)	$(2.6)

Denominator:
Weighted-average common shares (in thousands) – diluted	20,599	16,147

Basic and diluted net loss per share	$(0.24)	$(0.16)

Included in the computation of basic net loss per share for the three months ended March 31, 2017 and 2016 were 40,002 and 279,634 potentially dilutive shares, respectively.

Additionally, at March 31, 2017 and 2016, we were contingently obligated to pay $0.5 million and $6.4 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, as they were antidilutive.

At March 31, 2017 and 2016, 27,828 and 30,983 outstanding options, respectively, with an average exercise price of $44.76 and $43.90, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12.	Stock-Based Compensation

The 2003 Plan

The following table presents a summary of activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2017	27,828	$44.76	3.01

Outstanding and expected to vest, March 31, 2017	27,828	$44.76	2.76

Exercisable, March 31, 2017	27,162	$45.12	2.66

During the three months ended March 31, 2017, no options were issued. We issue new shares upon the exercise of options. Options outstanding at March 31, 2017 had no intrinsic value. At March 31, 2017, unrecognized compensation expense related to options, adjusted for estimated forfeitures was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.

The 2013 Plan

Under our 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 1,100,000 shares of our common stock may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates. On May 2, 2017, our stockholders will vote on a fourth amendment to the 2013 Plan to increase the number of shares that may be issued under the Plan to 1,600,000.

Restricted Shares

The following table presents a summary of activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	360,305	$7.32
Forfeited	(267)	30.00

Outstanding and expected to vest, March 31, 2017	360,038	$7.30

At March 31, 2017, there was $1.8 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of restricted shares that vested during the three months ended March 31, 2016 was $0.2 million.

Restricted Share Units

During the three months ended March 31, 2017, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three years ended March 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	132,517	$6.84
Granted	33,000	6.47
Vested	(6,590)	6.88

Outstanding and expected to vest, March 31, 2017	158,927	$6.76

At March 31, 2017, there was $1.0 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of restricted shares that vested during the three months ended March 31, 2017 and 2016 was less than $0.1 million for each of the periods.

13.	Related Party Transactions

Chairman, Chief Executive Officer and President

As of March 31, 2017, our Chairman, Chief Executive Officer, and President had guaranteed $7.0 million of borrowings under our Revolving Credit Facility, which has increasing our borrowing base by that amount. On April 12, 2017, our Chairman, Chief Executive Officer and President guaranteed an additional $3.0 million of the borrowings under the Revolving Credit Facility. See Note 7.

In May 2016, our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support $1.0 million of the TNT acquisition. In February 2017, our Chairman, Chief Executive Officer, and President provided irrevocable letters of credit to support the additional $1.0 million of the TNT acquisition notes. See Note 7.

Aston Capital

On April 1, 2016, we entered into a $2.6 million amended and restated promissory note with Aston, which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option. At both March 31, 2017 and December 31, 2016, we had accrued interest of $0.2 million. For each of the three months ended March 31, 2017 and 2016, we recorded interest expense of less than $0.1 million related to financing agreements with Aston.

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

In March 2017, Aston provided a $1.5 million advance that bears interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at March 31, 2017. On November 30, 2016, Aston provided a $1.5 million advance that bore interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at December 31, 2016, and was repaid on January 26, 2017 using proceeds from the amended Revolving Credit Facility.

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. During each of the three months ended March 31, 2017 and 2016, we paid Aston $0.1 million, representing our proportionate share of the space under the underlying lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Revolution Lighting Technologies unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. The forward-looking statements are subject to risks, uncertainties and assumptions, which are presented in detail in our Form 10-K.

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

Recent Developments

Amended Revolving Credit Facility – On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). See Note 7 of Notes to unaudited Condensed Consolidated Financial Statements.

Certification by the U.S. Navy – In April 2017, the U.S. Navy certified our two foot T8 LED tube for the military standard, which is ready for use in the U.S. Navy fleet. Additionally, we received an official part number that can be used throughout the fleet to order our advanced high efficiency LED tube. U.S. Navy ships will now be able to purchase our certified LED tube through the standard U.S. Navy supply chain.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016
	(In millions)
Revenue	$30.6	$27.6
Cost of sales	20.5	18.5

Gross profit	10.1	9.1
Gross profit as a percentage of revenue	33%	33%
Operating expenses:
Selling, general and administrative expenses:
Acquisition, severance and transition costs	0.7	1.1
Amortization and depreciation	2.0	1.3
Stock-based compensation	1.1	0.4
Other selling, general and administrative	10.1	7.7
Research and development	0.4	0.6

Total operating expenses	14.3	11.1

Operating loss	(4.2)	(2.0)
Interest expense and other bank charges	(0.8)	(0.6)

Net loss	$(5.0)	$(2.6)

Revenue for the three months ended March 31, 2017 increased $3.0 million, or 11%, as compared to the three months ended March 31, 2016. The increase reflects strong volume growth in product sales, as demand for LED lighting continued to rise, as well as the acquisition of TNT, which was acquired in May 2016. These increases were partially offset by lower prices in certain retrofit and related-LED products. Despite overall lower unit sale prices, we maintained our gross profit margin of 33% for each of the three months ended March 31, 2017 and 2016.

Operating expenses during the three months ended March 31, 2017 increased $3.2 million, or 28%, as compared to the three months ended March 31, 2016. The increase was primarily due to the following:

•	A decrease of $0.4 million in acquisition, severance and transition costs primarily due to costs incurred during 2016 related to the TNT acquisition, as well as adjustments during 2017 to our purchase price obligations related to our acquired businesses due to changes in assumptions utilized in the calculation, partially offset by increased costs during 2017 as compared to 2016 related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions.

•	The $0.7 million increase in amortization and depreciation was primarily due to the acquisition of TNT during the second quarter of 2016 and other items related to distribution.

•	Other selling, general and administrative expenses increased by $2.4 million, which includes the acquisition of TNT which took place subsequent to the first quarter of 2016 and therefore not reflected therein, as well as our ongoing investment in the expansion of sales and marketing resources focusing on agents, energy service companies (“ESCOs”), dealers and distributors, as well as our investment in resources to advance our U.S. government and U.S. military specific product lines.

Interest and other expenses for the three months ended March 31, 2017 increased $0.2 million from the three months ended March 31, 2016, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility, partially offset by the payoff of the $10.0 million Energy Source note on January 26, 2017.

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

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share

The following table reconciles net loss to non-GAAP net loss for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Net loss	$(5.0)	$(2.6)
Acquisition, severance and transition costs	0.7	1.1
Stock-based compensation	1.1	0.4

Non-GAAP net loss	$(3.2)	$(1.1)

The following table reconciles diluted net loss per share to non-GAAP net loss per share for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Diluted net loss per share	$(0.24)	$(0.16)
Acquisition, severance and transition costs, per diluted share	0.03	0.07
Stock-based compensation, per diluted share	0.06	0.03

Non-GAAP net loss per share	$(0.15)	$(0.06)

Weighted average shares outstanding, diluted (In thousands)	20,599	16,147

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

Non-GAAP Adjusted EBITDA

The following table reconciles net loss to non-GAAP Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Net loss	$(5.0)	$(2.6)
Amortization and depreciation	2.0	1.3
Acquisition, severance and transition costs	0.7	1.1
Interest and other expense	0.8	0.6
Stock-based compensation	1.1	0.4

Non-GAAP Adjusted EBITDA	$(0.4)	$0.8

Liquidity and Capital Resources

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Upon closing, we had borrowing capacity of approximately $10.0 million.

Our liquidity as of March 31, 2017 and December 31, 2016 was $6.3 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $1.2 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $5.1 million and $1.0 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

As of March 31, 2017, we were in compliance with our covenants under the Bank of America Revolving Credit Facility.

At March 31, 2017 and December 31, 2016, we had working capital of $49.8 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $30.6 million during the three months ended March 31, 2017, which represents a 11% increase from the three months ended March 31, 2016, we face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders.

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(In Millions)
Cash provided by (used in) operating activities	$(4.2)	$0.1
Cash provided by (used in) investing activities	(0.2)	—
Cash provided by (used in) financing activities	4.7	1.0

Net increase in cash and cash equivalents	$0.3	$1.1

Cash Flows used in Operating Activities – During the three months ended March 31, 2017, we used cash from operations of $4.2 million compared to cash provided by operations of $0.1 million during the three months ended March 31, 2016. Operating cash flows during the three months ended March 31, 2017 primarily reflect decreased accounts payable and accrued liabilities and increased inventory. Operating cash flows during the three months ended March 31, 2016 primarily reflect decreases in accounts receivable, partially offset by increases in inventory to support our greatly expanded operations.

Cash Flows used in Investing Activities – The use of cash during the three months ended March 31, 2017 was primarily attributable to purchases or property and equipment of $0.2 million.

Cash Flows provided by Financing Activities – Net cash provided during the three months ended March 31, 2017 was primarily attributable to $14.8 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable of $10.1 million, including the $10.0 million Energy Source note. Net cash provided during the three months ended March 31, 2016 was primarily attributable to $1.1 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable and fees pertaining to the issuance of common stock totaling $0.1 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$13.3	$3.4	$6.0	$3.7	$0.2
Purchase price obligations and other (1) (2)	3.1	3.1	—	—	—
Total debt, including interest	49.8	4.2	2.0	2.8	40.8

Total	$66.2	$10.7	$8.0	$6.5	$41.0

(1)	Includes $0.5 million to be settled in common stock and $0.9 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.
(2)	As the result of channel distribution agreements entered into with distributors and contractors for the purposes of expanding the sale of our portfolio of products, we may be required to pay up to $1.0 million if certain revenue targets are achieved. The amounts are included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2017, we were exposed to interest rate risk in connection with our variable-rate Revolving Credit Facility pursuant to which we may borrow up to $50.0 million. As such, during 2017, we are exposed to interest rate risk in connection with our Revolving Credit Facility. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities Exchange Commission on March 9, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The information contained in Notes 7 and 13 of Notes to unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Document Description

10.1	Amended Management Services Agreement, dated as of January 5, 2017, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Annual Report on Form 10-K filed March 9, 2017).

10.2	Eleventh Amendment to Loan and Security Agreement, Eighth Amendment to Pledge Agreement and Ratification of Guaranty, dated as of January 26, 2017, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017).

10.3	Reimbursement Agreement, dated as of January 26, 2017, among Robert V. LaPenta, Seesmart, Inc., Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Revolution – E-Lighting, Inc., Energy Source, LLC, TNT Energy LLC, Revolution Lighting Technologies, Inc., Lumificient Corporation, Seesmart Technologies, LLC, Lighting Integration Technologies, LLC, Sentinel System, LLC, Break One Nine, Inc., Revolution Lighting Technologies – Energy Source, Inc., Value Lighting of Houston, LLC and Revolution Lighting Technologies – TNT Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017).

10.4	Twelfth Amendment to Loan and Security Agreement, dated as of April 12, 2017, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy, LLC, the Guarantors party thereto and Bank of America, N.A.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 2, 2017
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: May 2, 2017
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)