Form 10-Q
period 2017-06-30
Revolution Lighting Technologies, Inc.
filed 2017-07-27
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 21, 2017, the Registrant had 21,069,475 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$475	$883
Trade receivable, net of allowance for doubtful accounts	50,664	53,347
Unbilled contracts receivable	6,255	10,167
Inventories, net	31,234	26,678
Other current assets	9,814	8,363

Total current assets	98,442	99,438
Property and equipment, net	1,651	1,474
Goodwill	72,210	72,074
Intangible assets, net	41,166	43,809
Other assets, net	1,202	704

Total assets	$214,671	$217,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,294	$32,409
Accrued and other liabilities	11,556	10,541
Notes payable	2,360	2,360
Related party notes payable	—	1,500
Purchase price obligations	561	1,327

Total current liabilities	40,771	48,137
Revolving credit facility	38,741	25,993
Notes payable	1,886	12,066
Related party notes payable	11,065	2,565
Purchase price obligations	—	1,716
Other noncurrent liabilities	386	1,309

Total liabilities	92,849	91,786

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 21,048 shares issued and outstanding at June 30, 2017 and 35,000 shares authorized and 20,893 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in-capital	202,678	200,887
Accumulated deficit	(80,877)	(75,195)

Total stockholders’ equity	121,822	125,713

Total liabilities and stockholders’ equity	$214,671	$217,499

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$43,375	$43,122	$73,945	$70,711
Cost of sales	29,127	29,774	49,623	48,313

Gross profit	14,248	13,348	24,322	22,398
Operating expenses:
Selling, general and administrative	10,368	9,283	20,458	16,874
Research and development	694	588	1,116	1,219
Amortization and depreciation	1,793	1,565	3,732	2,875
Acquisition, severance and transition costs	883	1,860	1,541	3,001
Stock-based compensation	478	593	1,596	1,023

Total operating expenses	14,216	13,889	28,443	24,992

Operating income (loss)	32	(541)	(4,121)	(2,594)
Interest expense and other charges	(759)	(586)	(1,561)	(1,149)

Net loss	$(727)	$(1,127)	$(5,682)	$(3,743)

Loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.27)	$(0.21)

Weighted average shares outstanding, basic and diluted	20,761	18,850	20,680	17,699

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2016	$16	$176,760	$(74,673)	$102,103
Stock-based compensation	1	1,310	—	1,311
Issuance of common stock for cash, net of issuance costs	3	16,189	—	16,192
Shares issued for contingent consideration and acquisition	1	6,628	—	6,629
Net loss	—	—	(522)	(522)

Balance, January 1, 2017	21	200,887	(75,195)	125,713
Stock-based compensation	—	1,237	—	1,237
Shares issued for contingent consideration	—	554	—	554
Net loss	—	—	(5,682)	(5,682)

Balance, June 30, 2017	$21	$202,678	$(80,877)	$121,822

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(5,682)	$(3,743)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	261	198
Amortization of intangible and other assets	3,471	2,677
Stock-based compensation	1,596	1,023
Change in fair value of contingent consideration	(1,645)	832
Other noncash items affecting net income	(103)	—
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	2,683	(413)
(Increase) decrease in unbilled contracts receivable	3,912	910
(Increase) decrease in inventories, net	(4,556)	(3,043)
(Increase) decrease in prepaid and other assets	(1,994)	(1,352)
Increase (decrease) in accounts payable and accrued liabilities	(6,379)	1,981

Net cash used in operating activities	(8,436)	(930)

Cash Flows from Investing Activities:
Payment of acquisition obligations	(284)	(1,015)
Purchase of property and equipment	(652)	(110)
Acquisition of business and other, net of cash acquired	—	(9,464)

Net cash used in investing activities	(936)	(10,589)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	12,747	550
Net proceeds from related party notes payable	7,000	—
Repayments of notes payable and short-term borrowings	(10,180)	(180)
Proceeds from issuance of common stock, net of issuance costs	—	16,191
Fees pertaining to issuance of debt	(603)	—
Fees pertaining to issuance of common stock	—	(71)

Net cash provided by financing activities	8,964	16,490

Net (decrease) increase in cash and cash equivalents	(408)	4,971
Cash and cash equivalents, beginning of period	883	219

Cash and cash equivalents, end of period	$475	$5,190

Non-cash investing and financing activities:
Issuance of common stock for contingent consideration	$554	$6,051
Contingent consideration and other	$—	$5,632

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

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017, or for any other future period. Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have historically experienced increasing revenue as the year progresses.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenue” and “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations). Revenues from sales taxes were $1.2 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020. See Note 7.

Our liquidity as of June 30, 2017 and December 31, 2016 was $4.5 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.5 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $4.0 million and $1.0 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

At June 30, 2017 and December 31, 2016, we had working capital of $57.7 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Simplifying the Measurement of Inventory”, which require an entity to measure inventory at the lower of cost and net realizable value. The standard was effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on our financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on our results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, with amendments issued during 2016. This standard is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of this ASU are effective with either a full retrospective approach or a modified retrospective approach for periods beginning after December 15, 2017. For revenue recognized from our product sales upon shipment or delivery to customers, we do not believe that the adoption of this standard will have an impact on our unaudited condensed consolidated financial statements. For revenue recognized using the percentage-of-completion method of accounting, we believe that the adoption of this standard will have an impact on our consolidated financial statements; however we believe the impact will not be material. We are currently updating our processes and controls necessary for implementing this standard, including the increased disclosure requirements, and expect to adopt the new guidance beginning in 2018 using the modified retrospective approach.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation,” which is intended to simplify the accounting for share-based payment awards, including accounting for the income tax consequences, the classification of awards as either equity or liabilities and the classification on the statement of cash flows. The standard was effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on our financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The provisions of this standard are effective for periods beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on our financial statements.

2.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30, 2017	December 31, 2016
Trade receivables	$51.2	$54.7
Allowance for doubtful accounts	(0.5)	(1.4)

Accounts receivable, net of allowance for doubtful accounts	$50.7	$53.3

Write-offs and other adjustments, which are recorded in “Other selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, were $0.4 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.

3.	Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$2.6	$2.4
Finished goods, net	30.3	26.1

Total	32.9	28.5
Less: Provision for obsolescence	(1.7)	(1.8)

Inventories, net	$31.2	$26.7

4.	Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	June 30, 2017	December 31, 2016
Total property and equipment	$3.6	$3.2
Less accumulated depreciation	(2.0)	(1.7)

Property and equipment, net	$1.6	$1.5

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.

5.	Intangible Assets

Intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$35.2	$(9.8)	$25.4	$35.0	$(7.9)	$27.1
Trademarks/Trade Names	17.6	(4.0)	13.6	17.6	(3.4)	14.2
Technology	2.0	(0.6)	1.4	2.0	(0.6)	1.4
Non-compete agreement	1.4	(0.9)	0.5	1.4	(0.7)	0.7
Customer contracts and backlog	3.3	(3.2)	0.1	3.3	(3.1)	0.2
Other	0.6	(0.4)	0.2	0.6	(0.4)	0.2

Intangible assets, net	$60.1	$(18.9)	$41.2	$59.9	$(16.1)	$43.8

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” on the unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Compensation, benefits and commissions	$4.5	$4.4
Accruals and other liabilities	7.1	6.1

Accrued and other current liabilities	$11.6	$10.5

7.	Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of June 30, 2017, our Chairman, Chief Executive Officer and President had guaranteed $10.0 million of the borrowings under the Revolving Credit Facility (see Note 13). At June 30, 2017 and December 31, 2016, the balance outstanding on the Revolving Credit Facility was $38.7 million and $26.0 million, respectively. We recorded interest expense of $0.5 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

In connection with obtaining the revolving credit facility, we incurred debt issuance costs, which are being amortized through the maturity date. At June 30, 2017 and December 31, 2016, we had $0.7 million and $0.2 million, respectively, of deferred debt issuance costs, which are recorded in “Other assets, net” in the Consolidated Balance Sheets.” Amortization expense of deferred debt issuance costs was $0.1 million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

Notes Payable

Notes payable consisted of the following:

	June 30, 2017	December 31, 2016
Value Lighting acquisition note	$2.3	$2.4
TNT acquisition notes	2.0	2.0
Energy Source acquisition notes	—	10.0

Total notes payable	$4.3	$14.4
Less: Notes payable—current	(2.4)	(2.4)

Notes payable—noncurrent	$1.9	$12.0

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

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million was due on April 21, 2017 and $1.0 million was due on November 6, 2017. In February 2017, the maturity date was extended to November 6, 2017 for all of the TNT promissory notes. Our Chairman, Chief Executive Officer, and President has provided irrevocable letters of credit to support the TNT acquisition notes (see Note 13). We recorded accrued interest of $0.1 million and less than $0.1 million at June 30, 2017 and December 31, 2016, respectively. We recorded interest expense of less than $0.1 million for both the three and six months ended June 30, 2017.

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which were supported by an irrevocable letter of credit from RVL. In July 2016, the maturity date was extended to January 20, 2017, with an interest rate of 7%. On January 26, 2017, we repaid the Energy Source acquisition notes, including interest of $0.4 million, using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated. We recorded interest expense of less than $0.1 million and $0.2 million for the three months ended June 30, 2017 and 2016, respectively, and less than $0.1 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

Debt Maturities

At June 30, 2017, the scheduled maturities of our borrowings were as follows:

Total Notes Payable
2017	$2.2
2018	1.8
2019	39.0

Total borrowings	$43.0

8.	Purchase Price Obligations

Changes in the fair value of purchase price obligations were as follows:

Fair value, January 1, 2017 (1)	$3.0
Fair value of acquisition liabilities paid (2)	(0.8)
Change in fair value (3)	(1.6)

Fair value, June 30, 2017 (4)	$0.6

(1)	Includes $0.9 million to be paid in cash, $0.6 million to be settled in common stock and $1.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.
(2)	Such acquisition liabilities were settled in common stock.
(3)	Change in fair value includes a reduction due to a change in assumptions utilized in the calculation of purchase price obligations and not meeting applicable thresholds.
(4)	Includes $0.1 million to be paid in cash, $0.3 million to be settled in common stock and $0.2 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.

The following table presents quantitative information about Level 3 fair value measurements as of June 30, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs
Earnout liabilities	$0.3	Income approach	Discount rate – 19.5%
Stock distribution price floor	0.3	Monte Carlo simulation	Volatility – 60%
			Risk free rate – 1.2% Dividend yield – 0%

Fair value	$0.6

9.	Stockholders’ Equity

Common Stock

The changes in issued and outstanding common stock during the six months ended June 30, 2017 were as follows:

Shares
Balance at January 1, 2017	20,893,262
Shares issued for stock-based compensation	53,039
Shares issued for contingent consideration	101,556

Balance at June 30, 2017	21,047,857

At June 30, 2017, 8,670,386 shares, or 41% of our outstanding shares, were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at June 30, 2017.

10.	Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit during the six months ended June 30, 2017 and 2016 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of June 30, 2017, we had approximately $61.0 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

11.	Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(0.7)	$(1.1)	$(5.7)	$(3.7)

Denominator:
Weighted-average common shares (in thousands) – basic and diluted	20,761	18,850	20,680	17,699

Loss per share, basic and diluted	$(0.03)	$(0.06)	$(0.27)	$(0.21)

Included in the computation of basic net loss per share for the three and six months ended June 30, 2017 and 2016 were 26,669 and 80,001 potentially dilutive shares, respectively.

Additionally, at June 30, 2017 and 2016, we were contingently obligated to pay $0.2 million and $4.3 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016, as they were antidilutive.

At June 30, 2017 and 2016, 24,928 and 27,828 outstanding options, respectively, with an average exercise price of $44.45 and $43.34, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12.	Stock-Based Compensation

The 2003 Plan

The following table presents a summary of activity for the six months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2017	27,828	$44.76	3.01
Expired	(2,900)	47.40

Outstanding and expected to vest, June 30, 2017	24,928	$44.45	2.82

Exercisable, June 30, 2017	24,928	$44.45	2.82

During the six months ended June 30, 2017, no options were issued. We issue new shares upon the exercise of options. Options outstanding at June 30, 2017 had no intrinsic value. At June 30, 2017, unrecognized compensation expense related to options was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.

The 2013 Plan

On May 2, 2017, our stockholders voted on a fourth amendment to the 2013 Plan (the “2013 Plan”) to increase the number of shares that may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates under the 2013 Plan to 1,600,000.

Restricted Shares

The following table presents a summary of activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	360,305	$7.32
Vested	(131,038)	8.35
Forfeited	(767)	17.68

Outstanding and expected to vest, June 30, 2017	228,500	$6.69

At June 30, 2017, there was $1.5 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of restricted shares that vested during the six months ended June 30, 2016 was $1.1 million.

Restricted Share Units

During the six months ended June 30, 2017, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the six years ended June 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	132,517	$6.84
Granted	79,223	7.47
Vested	(53,806)	7.83

Outstanding and expected to vest, June 30, 2017	157,934	$6.82

At June 30, 2017, there was $1.1 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted shares that vested during the six months ended June 30, 2017 was $0.4 million.

13.	Related Party Transactions

Chairman, Chief Executive Officer and President

As of June 30, 2017, our Chairman, Chief Executive Officer, and President has guaranteed $10.0 million of borrowings under our Revolving Credit Facility. In addition, our Chairman, Chief Executive Officer, and President has provided irrevocable letters of credit to support $2.0 million of the TNT acquisition notes. See Note 7.

Aston Capital

On April 1, 2016, we entered into a $2.6 million amended and restated promissory note with Aston, which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option. In May 2017, we amended the promissory note with Aston to include an additional $7.0 million of borrowings. At June 30, 2017 and December 31, 2016, we had accrued interest of $0.5 million and $0.2 million, respectively. We recorded interest expense related to financing agreements with Aston of $0.2 million and less than $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

In March 2017, Aston provided a $1.5 million advance that bears interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at June 30, 2017. On November 30, 2016, Aston provided a $1.5 million advance that bore interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at December 31, 2016, and was repaid on January 26, 2017 using proceeds from the amended Revolving Credit Facility.

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. Our proportionate share of the space under the underlying lease, which we paid to Aston, was $0.1 million and $0.1 million during the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively.

14.	Acquisitions of Businesses

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

Consideration:
Cash paid	$8.6
Promissory note	2.0
Contingent consideration	4.1

Net Assets	$14.7

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$0.9
Goodwill (1)	7.9
Intangible assets	5.9

Net Assets	$14.7

(1)	Since our initial valuation on the date of the acquisition, we recorded a $1.7 million increase to goodwill related to adjustments in working capital, including $0.1 million in the second quarter of 2017. Goodwill is expected to be deductible for income tax purposes.

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

Recent Developments

Amended Revolving Credit Facility—On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). See Note 7 of Notes to unaudited Condensed Consolidated Financial Statements.

Opening of Buy American Act Facility – In March 2017, we opened a new state of the art facility in Simi Valley, California, which expanded our warehouse and production space for our industry leading LED technologies, including our high performance Buy American Act (“BAA”) and Trade Agreements Act (“TAA”) compliant LED tubes and fixtures. The new facility offers significantly larger space for inventory, production and testing.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016
	(In Millions)
Revenue	$43.3	$43.1
Cost of sales	29.1	29.8

Gross profit	14.2	13.3
Gross margin	33%	31%
Operating expenses:
Selling, general and administrative	10.3	9.2
Research and development	0.7	0.6
Amortization and depreciation	1.7	1.6
Acquisition, severance and transition costs	0.9	1.9
Stock-based compensation	0.5	0.6

Total operating expenses	14.1	13.9

Operating income (loss)	0.1	(0.6)
Interest expense and other charges	(0.8)	(0.5)

Net loss	$(0.7)	$(1.1)

Revenue for the three months ended June 30, 2017 increased $0.2 million, as compared to the three months ended June 30, 2016. The increase reflects strong volume growth in product sales, as demand for LED lighting continued to rise. This increase was partially offset by lower prices in certain retrofit and related-LED products. Despite overall lower unit sale prices, we increased our gross profit margin to 33% for the three months ended June 30, 2017 from 31% for the three months ended June 30, 2016 reflecting an improved mix of products as we expand our portfolio of LED fixtures.

Operating expenses during the three months ended June 30, 2017 increased $0.2 million, or 1%, as compared to the three months ended June 30, 2016. The increase was primarily due to the following:

•	Selling, general and administrative expenses increased by $1.1 million primarily related to our ongoing investment in the expansion of sales and marketing resources focusing on agents, energy service companies (“ESCOs”), dealers and distributors and our investment in resources to advance our U.S. government and U.S. military specific product lines.

•	The increase in amortization and depreciation was primarily due to amortization associated with distribution-related costs, as well as increased amortization of deferred financing costs associated with amending the Bank of America Revolving Credit Facility during 2017 (see Note 7).

•	Acquisition, severance and transition costs decreased $1.0 million in the three months ended June 30, 2017 compared to the same period in 2016. Acquisition, severance and transition costs during the three months ended June 30, 2017 primarily consisted of costs associated with the continued streamlining of our operations and the elimination of redundancies at our divisions, partially offset by changes in our assumptions utilized in the calculation of purchase price obligations related to our acquired businesses (see Note 8). Acquisition, severance and transition costs during the three months ended June 30, 2016 primarily consisted of costs associated with the acquisition of TNT in May 2016.

Interest and other expenses for the three months ended June 30, 2017 increased $0.3 million from the three months ended June 30, 2016, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility (see Note 7) and the amended note payable with Aston (see Note 13), partially offset by the payoff of the $10.0 million Energy Source note on January 26, 2017 (see Note 7).

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Revenue	$73.9	$70.7
Cost of sales	49.6	48.3

Gross profit	24.3	22.4
Gross margin	33%	32%
Operating expenses:
Selling, general and administrative	20.4	16.9
Research and development	1.1	1.2
Amortization and depreciation	3.7	2.9
Acquisition, severance and transition costs	1.6	3.0
Stock-based compensation	1.6	1.0

Total operating expenses	28.4	25.0

Operating loss	(4.1)	(2.6)
Interest expense and other charges	(1.6)	(1.1)

Net loss	$(5.7)	$(3.7)

Revenue for the six months ended June 30, 2017 increased $3.2 million, or 5%, as compared to the six months ended June 30, 2016. The increase reflects strong volume growth in product sales, as demand for LED lighting continued to rise, as well as the acquisition of TNT, which was acquired in May 2016. These increases were partially offset by lower prices in certain retrofit and related-LED products. Despite overall lower unit sale prices, we increased our gross profit margin to 33% for the six months ended June 30, 2017 from 32% for the six months ended June 30, 2016 reflecting an improved mix of products as we expand our portfolio of LED fixtures.

Operating expenses during the six months ended June 30, 2017 increased $3.4 million, or 14%, as compared to the six months ended June 30, 2016. The increase was primarily due to the following:

•	Selling, general and administrative expenses increased by $3.5 million, which includes the acquisition of TNT, as well as our ongoing investment in the expansion of sales and marketing resources focusing on agents, ESCOs, dealers and distributors and our investment in resources to advance our U.S. government and U.S. military specific product lines.

•	Research and development costs decreased $0.1 million due to the continued streamlining of our operations and the elimination of redundancies at our divisions.

•	The increase in amortization and depreciation was primarily due to amortization associated with distribution-related costs, increased amortization of deferred financing costs associated with amending the Bank of America Revolving Credit Facility during 2017 (see Note 7) and acquisition of TNT in May 2016.

•	Acquisition, severance and transition costs decreased $1.4 million in the six months ended June 30, 2017 compared to the same period in 2016. Acquisition, severance and transition costs during the six months ended June 30, 2017 primarily consisted of costs associated with the continued streamlining of our operations and the elimination of redundancies at our divisions, partially offset by changes in our assumptions utilized in the calculation of purchase price obligations related to our acquired businesses (see Note 8). Acquisition, severance and transition costs during the six months ended June 30, 2016 primarily consisted of costs associated with the acquisition of TNT in May 2016.

Interest and other expenses for the six months ended June 30, 2017 increased $0.5 million from the six months ended June 30, 2016, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility (see Note 7) and the amended note payable with Aston (see Note 13), partially offset by the payoff of the $10.0 million Energy Source note on January 26, 2017 (see Note 7).

Non-GAAP Financial Measure

Management uses non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA as non-U.S. GAAP measures of financial performance and consider such measures to be important indicators of our operational strength and performance, and a useful measure of historical and prospective trends. However, there are significant limitations of the use of these non-GAAP measures since they exclude acquisition related charges and stock-based compensation, both of which affect profitability. We believe that these limitations are compensated by providing these non-GAAP measures along with U.S. GAAP performance measures and clearly identifying the differences between the two measures. Consequently, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), operating income (loss) or net income (loss) per share presented in accordance with U.S. GAAP. Moreover, non-GAAP net income (loss), non-GAAP net income (loss) per share and adjusted EBITDA, as defined by Revolution, may not be comparable to similarly titled measures provided by other entities.

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

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share

The following table reconciles net loss to non-GAAP net loss for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Net loss	$(0.7)	$(1.1)	$(5.7)	$(3.7)
Acquisition, severance and transition costs	0.9	1.9	1.6	3.0
Stock-based compensation	0.5	0.6	1.6	1.0

Non-GAAP net income (loss)	$0.7	$1.4	$(2.5)	$0.3

The following table reconciles diluted net loss per share to non-GAAP net loss per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Net loss	$(0.03)	$(0.06)	$(0.27)	$(0.21)
Acquisition, severance and transition costs	0.04	0.10	0.07	0.17
Stock-based compensation	0.02	0.04	0.08	0.06

Non-GAAP net income (loss)	$0.03	$0.08	$(0.12)	$0.02

Weighted average shares outstanding, diluted (In thousands)	20,761	18,850	20,680	17,699

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

Non-GAAP Adjusted EBITDA

The following table reconciles net loss to non-GAAP Adjusted EBITDA for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Millions)
Net loss	$(0.7)	$(1.1)	$(5.7)	$(3.7)
Amortization and depreciation	1.7	1.6	3.7	2.9
Stock-based compensation	0.5	0.6	1.6	1.0
Acquisition, severance and transition costs	0.9	1.9	1.6	3.0
Interest expense and other charges	0.8	0.5	1.6	1.1

Non-GAAP Adjusted EBITDA	$3.2	$3.5	$2.8	$4.3

Liquidity and Capital Resources

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory.

Our liquidity as of June 30, 2017 and December 31, 2016 was $4.5 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.5 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $4.0 million and $1.0 million, respectively.

As of June 30, 2017, we were in compliance with our covenants under the Bank of America Revolving Credit Facility.

At June 30, 2017 and December 31, 2016, we had working capital of $57.7 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $73.9 million during the six months ended June 30, 2017, which represents a 5% increase from the six months ended June 30, 2016, we face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders. In addition, our significant shareholder, RVL, and its affiliates have historically been a significant source of financing, and they continue to support our operations.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(In Millions)
Cash used in operating activities	$(8.4)	$(0.9)
Cash used in investing activities	(1.0)	(10.6)
Cash provided by financing activities	9.0	16.5

Net (decrease) increase in cash and cash equivalents	$(0.4)	$5.0

Cash Flows used in Operating Activities—During the six months ended June 30, 2017, we used cash in operations of $8.4 million compared to $0.9 million during the six months ended June 30, 2016. Operating cash flows during the six months ended June 30, 2017 primarily reflect increases in inventory and prepaid and other assets to support or expanding operations, offset by decreased trade and unbilled contracts receivable. Operating cash flows during the six months ended June 30, 2016 primarily reflect increases in inventory, as well as increases in accounts payable to support our greatly expanded operations.

Cash Flows used in Investing Activities —The use of cash during the six months ended June 30, 2017 was primarily attributable to purchases of property and equipment of $0.7 million and the payment of acquisition obligations of $0.3 million. The use of cash during the six months ended June 30, 2016 was primarily attributable to the acquisition of TNT.

Cash Flows provided by Financing Activities —Net cash provided during the six months ended June 30, 2017 was primarily attributable to $7.0 million of net proceeds from related party notes payable (see Note 13 of Notes to unaudited Condensed Consolidated Financial Statements) and $12.7 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable of $10.2 million, including the $10.0 million Energy Source note and fees pertaining to the issuance of debt totaling $0.6 million. Net cash provided during the six months ended June 30, 2016 was primarily attributable to $16.2 million of net proceeds from the issuance of common stock, $0.6 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable and fees pertaining to the issuance of common stock totaling $0.2 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$14.4	$3.7	$6.2	$3.7	$0.8
Purchase price obligations and other (1) (2)	0.6	0.6	—	—	—
Total debt, including interest	55.6	3.2	13.7	38.7	—

Total	$70.6	$7.5	$19.9	$42.4	$0.8

(1)	Includes $0.3 million to be settled in common stock and $0.2 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria are met.
(2)	As the result of channel distribution agreements entered into with distributors and contractors for the purposes of expanding the sale of our portfolio of products, we may be required to pay up to $1.0 million if certain revenue targets are achieved. The amounts are included in the table above.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2017, we were exposed to interest rate risk in connection with our variable-rate Revolving Credit Facility pursuant to which we may borrow up to $50.0 million. As such, during 2017, we are exposed to interest rate risk in connection with our Revolving Credit Facility. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit Number	Document Description
10.1	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 000-23590) filed with the Securities and Exchange Commission on March 23, 2017).

10.2*	Promissory Note, dated as of May 2, 2017, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: July 27, 2017
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: July 27, 2017
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)