Form 10-Q
period 2017-09-30
Revolution Lighting Technologies, Inc.
filed 2017-10-26
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 20, 2017, the Registrant had 21,266,825 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$917	$883
Trade receivables, net of allowance for doubtful accounts	47,970	53,347
Unbilled contracts receivable	5,511	10,167
Inventories, net	33,638	26,678
Vendor deposits, prepaid expenses and other	12,087	8,363

Total current assets	100,123	99,438
Property and equipment, net	1,802	1,474
Goodwill	72,210	72,074
Intangible assets, net	39,821	43,809
Other assets, net	979	704

Total assets	$214,935	$217,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,451	$32,409
Accrued and other liabilities	11,636	10,541
Notes payable	2,360	2,360
Related party notes payable	1,000	1,500
Purchase price obligations	168	1,327

Total current liabilities	41,615	48,137
Revolving credit facility	40,659	25,993
Notes payable	1,796	12,066
Related party notes payable	9,565	2,565
Purchase price obligations	—	1,716
Other noncurrent liabilities	325	1,309

Total liabilities	93,960	91,786

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 21,262 shares issued and outstanding at September 30, 2017 and 35,000 shares authorized and 20,893 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in-capital	204,351	200,887
Accumulated deficit	(83,397)	(75,195)

Total stockholders’ equity	120,975	125,713

Total liabilities and stockholders’ equity	$214,935	$217,499

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$43,084	$50,168	$117,029	$120,879
Cost of sales	29,207	34,302	78,830	82,615

Gross profit	13,877	15,866	38,199	38,264
Operating expenses:
Selling, general and administrative	11,018	10,556	31,476	27,430
Research and development	1,068	719	2,656	1,938
Amortization and depreciation	1,534	1,627	4,794	4,502
Acquisition, severance and transition costs	1,233	126	2,774	3,127
Stock-based compensation	601	462	2,197	1,485

Total operating expenses	15,454	13,490	43,897	38,482

Operating income (loss)	(1,577)	2,376	(5,698)	(218)
Interest expense and other charges	(943)	(747)	(2,504)	(1,896)

Net income (loss)	$(2,520)	$1,629	$(8,202)	$(2,114)

Income (loss) per share, basic and diluted	$(0.12)	$0.08	$(0.39)	$(0.11)

Weighted average shares outstanding, basic	20,936	20,491	20,766	18,519

Weighted average shares outstanding, diluted	20,936	21,143	20,766	18,519

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2016	$16	$176,760	$(74,673)	$102,103
Stock-based compensation	1	1,310	—	1,311
Issuance of common stock for cash, net of issuance costs	3	16,189	—	16,192
Shares issued for contingent consideration and acquisition	1	6,628	—	6,629
Net loss	—	—	(522)	(522)

Balance, January 1, 2017	21	200,887	(75,195)	125,713
Stock-based compensation	—	2,475	—	2,475
Shares issued for contingent consideration	—	989	—	989
Net loss	—	—	(8,202)	(8,202)

Balance, September 30, 2017	$21	$204,351	$(83,397)	$120,975

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,202)	$(2,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	5,812	4,502
Stock-based compensation	2,197	1,485
Change in fair value of contingent consideration	(1,602)	(69)
Other noncash items affecting net income	(62)	181
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	5,377	(5,321)
(Increase) decrease in unbilled contracts receivable	4,656	(2,926)
(Increase) decrease in inventories, net	(6,960)	(1,722)
(Increase) decrease in Vendor deposits, prepaid expenses and other	(5,264)	(2,425)
Increase (decrease) in accounts payable and accrued liabilities	(5,569)	4,338

Net cash used in operating activities	(9,617)	(4,071)

Cash Flows from Investing Activities:
Payment of acquisition obligations	(284)	(1,015)
Purchase of property and equipment	(961)	(220)
Acquisition of business and other, net of cash acquired	—	(10,413)
Proceeds from the sale of assets	—	2

Net cash used in investing activities	(1,245)	(11,646)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	14,666	3,487
Net proceeds from related party notes payable	7,000	—
Repayments of notes payable and short-term borrowings	(10,270)	(270)
Repayments of related party notes payable	(500)	—
Proceeds from issuance of common stock, net of issuance costs	—	16,192

Net cash provided by financing activities	10,896	19,409

Net increase in cash and cash equivalents	34	3,692
Cash and cash equivalents, beginning of period	883	219

Cash and cash equivalents, end of period	$917	$3,911

Non-cash investing and financing activities:
Issuance of common stock for contingent consideration	989	6,434
Contingent consideration and other	—	5,132

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2017, or for any other future period. Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have historically experienced increasing revenue as the year progresses.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenue” and “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations). Revenues from sales tax were $1.1 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020. See Note 7.

Our liquidity as of September 30, 2017 and December 31, 2016 was $8.6 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.9 million in both periods, and additional borrowing capacity under the Revolving Credit Facility of $7.7 million and $1.0 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations.

At September 30, 2017 and December 31, 2016, we had working capital of $58.5 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, with amendments issued during 2016. This standard is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The provisions of this ASU are effective with either a full retrospective approach or a modified retrospective approach for periods beginning after December 15, 2017. We are in the process of evaluating the new standard; however, the adoption of this standard is not expected to have a material effect on our financial statements. We are currently updating our processes and controls necessary for implementing this standard, including the increased disclosure requirements. We expect to adopt the new guidance beginning in 2018 using the modified retrospective approach.

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

2.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	September 30,	December 31,
	2017	2016
Trade receivables	$48.4	$54.7
Allowance for doubtful accounts	(0.4)	(1.4)

Accounts receivable, net of allowance for doubtful accounts	$48.0	$53.3

Write-offs and other adjustments, which are recorded in “Other selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, were $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.5 million and $0.6 million for the nine months ended September 30, 2017 and 2016, respectively.

3.	Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$2.5	$2.4
Finished goods, net	32.9	26.1

Total	35.4	28.5
Less: Provision for obsolescence	(1.8)	(1.8)

Inventories, net	$33.6	$26.7

4.	Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	September 30,	December 31,
	2017	2016
Total property and equipment	$3.3	$3.2
Less accumulated depreciation	(1.5)	(1.7)

Property and equipment, net	$1.8	$1.5

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.4 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively.

5.	Intangible Assets

Intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$35.2	$(10.7)	$24.5	$35.0	$(7.9)	$27.1
Trademarks/Trade Names	17.6	(4.2)	13.4	17.6	(3.4)	14.2
Technology	2.0	(0.8)	1.2	2.0	(0.6)	1.4
Non-compete agreement	1.4	(0.9)	0.5	1.4	(0.7)	0.7
Customer contracts and backlog	3.3	(3.3)	—	3.3	(3.1)	0.2
Other	0.6	(0.4)	0.2	0.6	(0.4)	0.2

Intangible assets, net	$60.1	$(20.3)	$39.8	$59.9	$(16.1)	$43.8

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” on the unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $4.2 million and $3.8 million for the nine months ended September 30, 2017 and 2016, respectively.

6.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
	2017	2016
Compensation, benefits and commissions	$3.9	$4.4
Accruals and other liabilities	7.7	6.1

Accrued and other current liabilities	$11.6	$10.5

7.	Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of September 30, 2017, our Chairman, Chief Executive Officer and President had guaranteed $10.0 million of the borrowings under the Revolving Credit Facility (see Note 13). At September 30, 2017 and December 31, 2016, the balance outstanding on the Revolving Credit Facility was $40.7 million and $26.0 million, respectively. We recorded interest expense of $0.4 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

In connection with obtaining the revolving credit facility, we incurred debt issuance costs, which are being amortized through the maturity date. At September 30, 2017 and December 31, 2016, we had $0.6 million and $0.2 million, respectively, of deferred debt issuance costs, which are recorded in “Other assets, net” in the Consolidated Balance Sheets. Amortization expense of deferred debt issuance costs was $0.1 million and less than $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Notes Payable

Notes payable consisted of the following:

	September 30,	December 31,
	2017	2016
Value Lighting acquisition note	$2.2	$2.4
TNT acquisition notes	2.0	2.0
Energy Source acquisition notes	—	10.0

Total notes payable	4.2	14.4
Less: Notes payable - current	(2.4)	(2.4)

Notes payable - noncurrent	$1.8	$12.0

Value Lighting Acquisition Note

In conjunction with the acquisition of Value Lighting, we refinanced $3.7 million of Value Lighting’s trade accounts payable by issuing a note payable to the creditor. The note is payable in monthly installments through October 2019 and a lump sum payment of $1.4 million is due on November 22, 2018, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value.

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million was due on April 21, 2017 and $1.0 million was due on November 6, 2017. In February 2017, the maturity date was extended to November 6, 2017 for all of the TNT promissory notes. Our Chairman, Chief Executive Officer, and President has provided irrevocable letters of credit to support the TNT acquisition notes (see Note 13). We recorded accrued interest of $0.1 million and less than $0.1 million at September 30, 2017 and December 31, 2016, respectively. We recorded interest expense of less than $0.1 million for both the three months ended September 30, 2016 and 2017, and $0.1 million and less than $0.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which were supported by an irrevocable letter of credit from RVL. In July 2016, the maturity date was extended to January 20, 2017, with an interest rate of 7%. On January 26, 2017, we repaid the Energy Source acquisition notes, including interest of $0.4 million, using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated. We recorded interest expense of $0.2 million for the three months ended September 30, 2016, and less than $0.1 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Debt Maturities

At September 30, 2017, the scheduled maturities of our borrowings were as follows:

Total
Notes Payable
2017	$2.1
2018	1.8
2019	0.3
2020	40.7

Total borrowings	$44.9

8.	Purchase Price Obligations

Changes in the fair value of purchase price obligations were as follows:

Fair value, January 1, 2017 (1)	$3.0
Fair value of acquisition liabilities paid (2)	(1.2)
Change in fair value (3)	(1.6)

Fair value, September 30, 2017 (4)	$0.2

(1)	Includes $0.9 million to be paid in cash, $0.6 million to be settled in common stock and $1.5 million that may be settled, at our option, in either cash or an equivalent amount of common stock based upon their then-current market value, if certain performance criteria had been met.
(2)	Such acquisition liabilities were settled in common stock and cash.
(3)	Change in fair value includes a reduction due to a change in assumptions utilized in the calculation of purchase price obligations and not meeting applicable thresholds.
(4)	Includes $0.2 million to be settled in common stock.

We determined the fair value of the purchase price obligation on a recurring basis using a Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represent a Level 3 measurement. At September 30, 2017, we used the following assumptions in determining the purchase price obligations: volatility of 60%, risk free interest rate of 1.2% and dividend yield of 0%.

9.	Stockholders’ Equity

Common Stock

The changes in issued and outstanding common stock during the nine months ended September 30, 2017 were as follows:

Shares
Balance at January 1, 2017	20,893,262
Shares issued for stock-based compensation	195,365
Shares issued for contingent consideration	173,199

Balance at September 30, 2017	21,261,826

At September 30, 2017, 8,670,386 shares, or 41% of our outstanding shares, were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at September 30, 2017.

10.	Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit during the nine months ended September 30, 2017 and 2016 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of September 30, 2017, we had approximately $61.0 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

11.	Loss per Share

The computation of basic and diluted net income (loss) per share for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(2.5)	$1.6	$(8.2)	$(2.1)

Denominator:
Weighted-average common shares (in thousands) - basic	20,936	20,491	20,766	18,519
Effect of restricted shares	—	385	—	—
Effect of restricted share units	—	11	—	—
Effect of contingent purchase price obligations	—	256	—	—

Weighted-average common shares (in thousands) - diluted	20,936	21,143	20,766	18,519

Basic and diluted net income (loss) per share	$(0.12)	$0.08	$(0.39)	$(0.11)

Included in the computation of basic net loss per share for the three and nine months ended September 30, 2017 and 2016 were 13,333 and 66,668 potentially dilutive shares, respectively.

Additionally, at September 30, 2017 and 2016, we were contingently obligated to pay $0.2 million and $1.6 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016, as they were antidilutive.

At September 30, 2017 and 2016, 24,928 and 27,828 outstanding options, respectively, with an average exercise price of $44.45 and $44.76, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12.	Stock-Based Compensation

The 2003 Plan

The following table presents a summary of activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2017	27,828	$44.76	3.01
Expired	(2,900)	47.40

Outstanding and expected to vest, September 30, 2017	24,928	$44.45	2.57

Exercisable, September 30, 2017	24,928	$44.45	2.57

During the nine months ended September 30, 2017, no options were issued. We issue new shares upon the exercise of options. Options outstanding at September 30, 2017 had no intrinsic value. At September 30, 2017, unrecognized compensation expense related to options was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.

The 2013 Plan

On May 2, 2017, our stockholders voted on a fourth amendment to the 2013 Plan (the “2013 Plan”) to increase the number of shares that may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates under the 2013 Plan to 1,600,000.

Restricted Shares

The following table presents a summary of activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	360,305	$7.32
Vested	(133,038)	8.49
Forfeited	(767)	17.68

Outstanding and expected to vest, September 30, 2017	226,500	$6.59

At September 30, 2017, there was $1.2 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of restricted shares that vested during the nine months ended September 30, 2016 was $1.1 million.

Restricted Share Units

During the nine months ended September 30, 2017, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	132,517	$6.84
Granted	229,223	7.23
Vested	(196,132)	6.60
Forfeited	(4,425)	6.50

Outstanding and expected to vest, September 30, 2017	161,183	$6.53

At September 30, 2017, there was $0.8 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted shares that vested during the nine months ended September 30, 2017 was $1.3 million.

13.	Related Party Transactions

Chairman, Chief Executive Officer and President

As of September 30, 2017, our Chairman, Chief Executive Officer, and President has guaranteed $10.0 million of borrowings under our Revolving Credit Facility. In addition, our Chairman, Chief Executive Officer, and President has provided irrevocable letters of credit to support $2.0 million of the TNT acquisition notes. See Note 7.

Aston Capital

On April 1, 2016, we entered into a $2.6 million amended and restated promissory note with Aston Capital, LLC (“Aston”), which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option. In May 2017, we amended the promissory note with Aston to include an additional $7.0 million of borrowings.

In March 2017, Aston provided a $1.5 million advance that bears interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at September 30, 2017. During the three months ended September 30, 2017, we repaid $0.5 million of the advance. On November 30, 2016, Aston provided a $1.5 million advance that bore interest annually at 9%, which is included in “Related party notes payable” on the unaudited Condensed Consolidated Balance Sheets at December 31, 2016, and was repaid on January 26, 2017 using proceeds from the amended Revolving Credit Facility.

At September 30, 2017 and December 31, 2016, we had accrued interest of $0.4 million and $0.2 million, respectively. We recorded interest expense related to financing agreements with Aston of $0.4 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. Our proportionate share of the space under the underlying lease, which we paid to Aston, was $0.1 million and $0.1 million during the three months ended September 30, 2017 and 2016, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2017 and 2016, respectively.

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

Department of Defense Contract – In August 2017, we were awarded a Department of Defense contract through the Defense Logistics Agency to supply LED tubes to the U.S. Navy. We were selected because our LED lighting products incorporate Buy American Act (“BAA”) and Trade Agreements Act (“TAA”) compliant components, ensuring they meet the strict requirements needed for implementation into U.S. Navy vessels. These tubes will be manufactured in our new state-of-the-art Simi Valley production and warehouse facility.

U.S. National Guard – In September 2017, we received our first award from the U.S. National Guard, demonstrating that our Navy certified (“BAA/TAA”) compliant products could have a large market beyond the U.S. Navy, including other U.S. and international governmental entities.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016
	(In Millions)
Revenue	$43.1	$50.2
Cost of sales	29.2	34.3

Gross profit	13.9	15.9
Gross margin	32%	32%
Operating expenses:
Selling, general and administrative	11.1	10.6
Research and development	1.1	0.7
Amortization and depreciation	1.5	1.6
Acquisition, severance and transition costs	1.2	0.1
Stock-based compensation	0.6	0.5

Total operating expenses	15.5	13.5

Operating income (loss)	(1.6)	2.4
Interest expense and other charges	(0.9)	(0.8)

Net income (loss)	$(2.5)	$1.6

Revenue for the three months ended September 30, 2017 decreased $7.1 million, or 14%, as compared to the three months ended September 30, 2016. The decrease in revenue primarily reflects the impact of the recent hurricane activity in Texas and the southeastern United States impacting our multi-family lighting revenue, and the delay of a number of our Energy Source division projects from the third quarter to the fourth quarter. Despite overall lower unit sale prices, we maintained our gross profit margin of 32% for the three months ended September 30, 2017 reflecting an improved mix of products as we expand our portfolio of LED fixtures.

Operating expenses during the three months ended September 30, 2017 increased $2.0 million, or 15%, as compared to the three months ended September 30, 2016. The increase was primarily due to the following:

•	Selling, general and administrative expenses increased $0.5 million primarily related to our ongoing investment in the expansion of sales and marketing resources focusing on agents, energy service companies (“ESCOs”), dealers and distributors and our investment in resources to advance our U.S. government and U.S. military specific product lines.

•	Research and development increased due to our increasing portfolio of products.

•	Acquisition, severance and transition costs increased $1.1 million in the three months ended September 30, 2017 compared to the same period in 2016. Acquisition, severance and transition costs during the three months ended September 30, 2017 primarily consisted of costs associated with the continued streamlining of our operations and the elimination of redundancies at our divisions.

Interest and other expenses for the three months ended September 30, 2017 increased $0.1 million from the three months ended September 30, 2016, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016
	(In Millions)
Revenue	$117.0	$120.9
Cost of sales	78.8	82.6

Gross profit	38.2	38.3
Gross margin	33%	32%
Operating expenses:
Selling, general and administrative	31.5	27.5
Research and development	2.6	1.9
Amortization and depreciation	4.8	4.5
Acquisition, severance and transition costs	2.8	3.1
Stock-based compensation	2.2	1.5

Total operating expenses	43.9	38.5

Operating loss	(5.7)	(0.2)
Interest expense and other charges	(2.5)	(1.9)

Net loss	$(8.2)	$(2.1)

Revenue for the nine months ended September 30, 2017 decreased $3.9 million, or 3%, as compared to the nine months ended September 30, 2016. The decrease in revenue primarily reflects the impact of the recent hurricane activity in Texas and the southeastern United States impacting our multi-family lighting revenue, and the delay of a number of our Energy Source division projects from the third quarter to the fourth quarter. During 2017, we experienced strong volume growth in product sales, as the demand for LED lighting continues to rise, which was partially offset by lower prices in certain retrofit and related-LED products. Despite overall lower unit sale prices, we increased our gross profit margin to 33% for the nine months ended September 30, 2017 from 32% for the nine months ended September 30, 2016 reflecting an improved mix of products as we expand our portfolio of LED fixtures.

Operating expenses during the nine months ended September 30, 2017 increased $5.4 million, or 14%, as compared to the nine months ended September 30, 2016. The increase was primarily due to the following:

•	Selling, general and administrative expenses increased $4.0 million, which includes the acquisition of TNT which took place subsequent to the first quarter of 2016, as well as our ongoing investment in the expansion of sales and marketing resources focusing on agents, ESCOs, dealers and distributors and our investment in resources to advance our U.S. government and U.S. military specific product lines.

•	The increase in amortization and depreciation was primarily due to the amortization of deferred financing costs associated with amending the Bank of America Revolving Credit Facility during 2017 (see Note 7) and the acquisition of TNT in May 2016.

•	Acquisition, severance and transition costs decreased $0.3 million in the nine months ended September 30, 2017 compared to the same period in 2016. Acquisition, severance and transition costs during the nine months ended September 30, 2017 primarily consisted of costs associated with the continued streamlining of our operations and the elimination of redundancies at our divisions, partially offset by changes in our assumptions utilized in the calculation of purchase price obligations related to our acquired businesses.

Interest and other expenses for the nine months ended September 30, 2017 increased $0.6 million from the nine months ended September 30, 2016, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility.

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

Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share

The following table reconciles net loss to non-GAAP net loss for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions)
Net income (loss)	$(2.5)	$1.6	$(8.2)	$(2.1)
Acquisition, severance and transition costs	1.2	0.1	2.8	3.1
Stock-based compensation	0.6	0.5	2.2	1.5

Non-GAAP net income (loss)	$(0.7)	$2.2	$(3.2)	$2.5

The following table reconciles diluted net loss per share to non-GAAP net loss per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions)
Diluted net income (loss) per share	$(0.12)	$0.08	$(0.39)	$(0.11)
Acquisition, severance and transition costs	0.06	0.01	0.13	0.17
Stock-based compensation	0.03	0.02	0.11	0.08

Diluted non-GAAP net income (loss)	$(0.03)	$0.11	$(0.15)	$0.14

Weighted average shares outstanding, diluted (In thousands)	20,936	21,143	20,766	18,519

By excluding acquisition related costs and stock-based compensation, investors can evaluate our operations and compare our results with the results of other companies on a more consistent basis.

Acquisition, severance and transition costs include earn out liability adjustments related to our acquired businesses, acquisition costs, legal and professional services fees, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions. Acquisition, severance and transition costs are excluded from non-GAAP net income (loss) and non-GAAP net income (loss) per share as they represent costs incurred in association with particular acquisitions. As such, once the acquisitions are complete, expenses associated with those particular acquisitions will no longer be incurred, and therefore, are not indicative of our operating performance. While we evaluate our performance excluding acquisition, severance and transition costs, investors should not presume these excluded items to be one-time costs. If we were to enter into additional acquisitions, similar costs could occur. Stock-based compensation expense is excluded from non-GAAP net income (loss) and non-GAAP net income (loss) per share as it is a non-cash expense, and is not indicative of our operating performance.

Non-GAAP Adjusted EBITDA

The following table reconciles net loss to non-GAAP Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Millions)
Net income (loss)	$(2.5)	$1.6	$(8.2)	$(2.1)
Amortization and depreciation, $1.0 million included in Research and development	2.1	1.6	5.8	4.5
Stock-based compensation	0.6	0.5	2.2	1.5
Acquisition, severance and transition costs	1.2	0.1	2.8	3.1
Interest expense and other charges	0.9	0.8	2.5	1.9

Non-GAAP Adjusted EBITDA	$2.3	$4.6	$5.1	$8.9

Liquidity and Capital Resources

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory.

Our liquidity as of September 30, 2017 and December 31, 2016 was $8.6 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.9 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $7.7 million and $1.0 million, respectively.

As of September 30, 2017, we were in compliance with our covenants under the Bank of America Revolving Credit Facility.

At September 30, 2017 and December 31, 2016, we had working capital of $58.5 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $117.0 million during the nine months ended September 30, 2017, we face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders. In addition, our significant shareholder, RVL, and its affiliates have historically been a significant source of financing, and they continue to support our operations.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(In Millions)
Cash used in operating activities	$(9.6)	$(4.1)
Cash used in investing activities	(1.3)	(11.6)
Cash provided by financing activities	10.9	19.4

Net (decrease) increase in cash and cash equivalents	$—	$3.7

Cash Flows used in Operating Activities - During the nine months ended September 30, 2017, we used cash in operating activities of $9.6 million compared to $4.1 million during the nine months ended September 30, 2016. Operating cash flows during the nine months ended September 30, 2017 primarily reflect increases in inventory vendor deposits and prepaid and other assets to support or expanding operations. Operating cash flows during the nine months ended September 30, 2016 primarily reflected increases in inventory to support an expected significant increase in revenues during 2016 and increases in accounts payable and accrued liabilities to support our greatly expanded operations.

Cash Flows used in Investing Activities — The use of cash during the nine months ended September 30, 2017 was primarily attributable to purchases of property and equipment of $1.0 million and the payment of acquisition obligations of $0.3 million. The use of cash during the nine months ended September 30, 2016 was primarily attributable to cash paid in connection with the TNT acquisition of $8.6 million, as well as a cash payment for acquisition obligations of $1.0 million.

Cash Flows provided by Financing Activities — Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily attributable to $7.0 million of net proceeds from related party notes payable (see Note 13 of Notes to unaudited Condensed Consolidated Financial Statements) and $14.7 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable of $10.8 million, including the $10.0 million Energy Source note. Net cash provided by financing activities during the nine months ended September 30, 2016 was primarily attributable to $16.2 million of net cash received from the issuance of common stock and $3.5 million of net proceeds from the Revolving Credit Facility, partially offset by repayments of notes payable of $0.3 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of September 30, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$13.4	$3.8	$5.9	$3.3	$0.4
Purchase price obligations and other (1) (2)	0.2	0.2	—	—	—
Total debt, including interest	56.7	3.2	2.2	51.3	—

Total	$70.3	$7.2	$8.1	$54.6	$0.4

(1)	Includes $0.2 million to be settled in common stock.
(2)	As the result of channel distribution agreements entered into with distributors and contractors for the purposes of expanding the sale of our portfolio of products, we may be required to pay up to $1.0 million if certain revenue targets are achieved. The amounts are included in the table above.

Recent Accounting Pronouncements

See Note 1 of Notes to unaudited Condensed Consolidated Financial Statements for recently issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2017, we were exposed to interest rate risk in connection with our variable-rate Revolving Credit Facility pursuant to which we may borrow up to $50.0 million. As such, during 2017, we are exposed to interest rate risk in connection with our Revolving Credit Facility. See Note 7 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: October 26, 2017
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: October 26, 2017
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)