Form 10-K
period 2017-12-31
Revolution Lighting Technologies, Inc.
filed 2018-03-08
CIK 917523

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common equity held by non-affiliates of the registrant as of June 30, 2017, based upon the last sale price of such equity reported on The NASDAQ Capital Market, was approximately $80,654,819.

As of February 28, 2018, there were 22,358,383 shares of Common Stock, $.001 par value, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

General

Revolution Lighting Technologies, Inc., together with its wholly-owned subsidiaries (“Revolution”, “we”, “us” or “our”), is a leader in the designing, manufacturing, marketing, and selling of light-emitting diode (“LED”) lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and state of the art lighting control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Value Lighting, Tri-State LED, E-Lighting, All-Around Lighting and TNT Energy, to transform lighting into a source of superior energy savings, quality light and well-being.

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

On December 20, 2012, we acquired Seesmart Technologies, Inc. (“Seesmart”), a designer, manufacturer, marketer and seller of high-performance, commercial grade LED’s, for a combination of cash, shares of common stock and shares of Series D convertible preferred stock, which were subsequently converted into common stock.

On August 22, 2013, we acquired Relume Technologies, Inc. (“Relume”), a manufacturer of outdoor LED products and smart grid control systems for outdoor lighting applications for a combination of cash and shares of common stock.

On November 15, 2013, we acquired Tri-State DE LLC (“Tri-State”), a distributor of Seesmart products, for a combination of cash and shares of common stock.

On April 17, 2014, we acquired Value Lighting, Inc. (“Value Lighting”), a supplier of lighting solutions to the multifamily residential market, for a combination of cash, which was funded with a loan from an affiliate, shares of common stock, and contingent consideration, which was subsequently paid in additional shares of common stock.

On December 18, 2014, we acquired All-Around Lighting, Inc. (“All-Around Lighting”), a supplier of lighting fixtures, for a combination of cash, shares of common stock, and contingent consideration if certain revenue targets were achieved. The additional consideration was issued as shares of common stock in eleven installments over three years, which concluded in the fourth quarter of 2017.

On February 5, 2015, we acquired the assets of DPI Management, Inc. d/b/a E Lighting (“E-Lighting”) for a combination of cash and shares of common stock.

On August 5, 2015, we acquired Energy Source, LLC (“Energy Source”) for a combination of cash, shares of common stock, $10 million in promissory notes and contingent consideration based on projected EBITDA during 2015, 2016 and 2017. The cash portion of the acquisition was funded through the issuance of shares of common stock to a third party investor for $10.0 million. On January 26, 2017, we repaid the promissory notes.

On May 9, 2016, we acquired TNT Energy, LLC (“TNT”) for a combination of cash, $2.0 million in promissory notes and contingent consideration based on defined earnings targets. The cash payment was funded through a common stock offering. On November 16, 2017, we repaid the promissory notes.

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

LED Lighting Industry Trends

LEDs are semiconductor-based devices that generate light. As the cost of LEDs decreases while performance improves, combined with increased consumer education and availability of state and utility energy efficiency incentive programs, we expect this lighting technology will continue to compete more effectively in the general illumination market versus traditional lighting. We believe the LED lighting industry is experiencing the following trends:

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

Technological Control: LED lighting is one of today’s most energy-efficient lighting technologies. The technological advancement to LED lighting has achieved commercial viability in terms of brightness, efficiency, lamp life, safety, maintenance reduction and color-rendering (“CRI”). The next step in its technological capabilities lies in its unique capabilities to be controlled. Moving beyond simple on/off control functions, LED lighting with integral controls are proving a “smart” solution, capable of supporting a variety of capabilities, including dimming, daylight harvesting, color tuning and other features.

Internet of Things (IoT): Technological developments surrounding the internet and interconnection with it, also includes LED lighting. In addition to providing advanced control solutions to further improve use function, and optimized lighting energy use, LED lighting, particularly fixture based solutions, are capable of acting as technological nodes, providing another capability to better serve markets as companies, including those within the retail industry capitalize on digital and internet based technologies to better serve respective market customers. Technological advancements within this field, notably power over Ethernet (POE), is further expanding the network capabilities of LED lighting fixtures, strengthening its potential as a versatile light source and node to support other digital services.

Reduced Costs: Market forces, including competitive pressure, greater manufacturing efficiencies, and increased technology adoption among businesses and consumers, continue to reduce LED lamp prices. As a result, the global lighting market is experiencing increased LED adoption.

Superior Efficiency: In an effort to lower energy consumption, lighting companies are focusing on increasing “lumens per watt.” Lumens per watt (often referred to as “efficacy”) is an industry standard that measures the amount of light emitted per watt of electrical power used, meaning the more lumens per watt, the more energy-efficient the product. Typical incandescent light sources produce between 15 and 25 lumens per watt, while fluorescent and HID light sources can produce output between 85 and 100 lumens per watt. Today, high-performing LEDs currently perform at 160 lumens per watt, delivering the highest efficiency light source to the market, and the U.S. Department of Energy projects that a target of 250 lumens per watt can be reached. Combined with reduced material costs, LED lighting has become more economically viable than all other lighting technologies available.

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

Customer Acceptance: Consumer education has achieved a tipping point where by awareness of the lighting technology and its benefits are understood. As a result and coupled with our lower prices, LED is resulting in greater customer motivation to utilize these high efficiency lighting solutions.

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

Products

Commercial Lamps and Fixtures and Controls. Revolution Lighting addresses lighting solutions across a variety of categories including:

•	Interior Luminaires and retrofit kits

•	High- and Low-Bay Fixtures

•	Linear Tube Lighting

•	Lamps

•	Street and Area Lighting

•	Flood Lighting

•	Garage and Parking Area Lighting

•	Wall Packs & Washers

•	Signage, Media & Accent Lighting

•	Lighting Control Systems

These categories encompass extensive product solutions with various sizes, shapes, color-temperature choices, light angles, lens options, and wattages. Applications for our products include interior use, outdoor use, new fixture installation, retrofit installation, smart grid control systems and integration of our LED technology into custom applications.

We offer Buy American Act (“BAA”) compliant LED lighting solutions, which are manufactured to meet Level 3 (USA) requirements for procurement under the BAA, Section 1605. Our featured BAA compliant LED lighting products include our four (4) foot SEP LED PC tubes, four (4) foot Uni-Fit ballast ready tubes and our four (4) foot SEP LED nano polycarbonate plastic tubes.

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

We also compete with providers of LED replacement lamps and other energy-efficient lighting products and fixtures. These companies include traditional lighting companies such as Sylvania and Philips; specialized lighting companies such as Cree, Inc., Green Creative, Orion Energy Systems, Inc., and RAB Lighting, as well as multiple offshore providers. In the market for LED lighting products, we compete on the basis of design, innovation, light quality, maintenance costs, safety issues, energy consumption, price, return on investment, product quality, luminance, brightness, and DLC, Energy Star and UL certifications.

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

Sales and Marketing

We design, manufacture, market and sell LED solutions; we believe that we furnish exceptional customer service and the highest-quality LED products available for commercial installation. Our mutlifamily division also sells conventional and LED based lighting products in the multifamily market based on customer needs. In recent years, we have seen the use of LED solutions within multi-family projects increase significantly, and believe this trend will continue as developers and property managers look to reduce energy and maintenance expenses, while increasing the quality of lighting throughout their projects.

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

We promote our brands and products through online media, trade shows, print media and educational seminars. Our advertising is geared toward lead generation, distributor and dealer recruitment, brand awareness and end-user acceptance of LED technology. We maintain an in-house channel management team that supports our distributor and dealer base. As we grow, we plan to grow our team to manage their accounts and give them the support they need to build their business and promote the brands we own.

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

During 2017, 2016 and 2015, we spent $3.7 million, $2.4 million and $2.4 million, respectively, on research and product development activities. We continue to invest in our product development, prototypes and specifications as we believe that increased levels of spending on research and development will be necessary to successfully develop advanced lighting products that will have the brightness of traditional lighting systems while being offered at acceptable prices.

Patents and Proprietary Rights

Protection of our proprietary intellectual property is important to our business. At December 31, 2017, we held 16 U.S. patents and 2 foreign patents, and had 5 patent applications currently filed with the United States Patent and Trademark Office or with the World Intellectual Property Organization or foreign patent offices. Although we expect that several of our patent applications will issue, we cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

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

Today, many of our customers and end-users also expect our products to meet the applicable DLC or Energy Star requirements. DLC and Energy Star are industry standards for energy-efficient lighting products. To qualify for Energy Star certification, LED lighting products must pass a variety of rigorous tests to prove that the products have certain performance and efficiency characteristics. Four of our former Array-branded lamps were among the first lamps to be certified under the Energy Star program, which began accepting applications for lamps in September 2010. A variety of our LED products are DLC-listed, too, making them eligible for valuable rebates from utility companies. As of December 31, 2017, the DLC lists 652 Revolution Lighting Technologies LED products on its Qualified Products List. Like Energy Star, DLC sets stringent product performance and efficiency requirements that manufacturers must meet to qualify for certification. In fact, DLC bases many of its performance requirements on the Energy Star model. However, unlike Energy Star, which primarily regulates products for the residential lighting market, DLC regulates lighting products manufactured for the commercial market. By designing and manufacturing LED products that meet DLC, Energy Star and UL standards, we expect to further improve our sales and industry reputation.

Financial Information about Foreign and Domestic Operations

Financial information by geographic region is set forth in Note 18 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Environmental Protection Regulations

We believe that compliance with environmental protection regulations will not have a material impact on our financial position and results of operations.

Additional Information

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

As of December 31, 2017, we had approximately 270 full-time employees. We enjoy good employee relations. Our employees are not members of any labor union, and we are not a party to any collective bargaining agreement.

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

We file current, annual and quarterly reports, proxy statements and other information required by the Exchange Act of 1934 with the SEC. Any document we file may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Room 1580, Washington D.C. 20549 or by calling the SEC at +1-800-SEC-0330.Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

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

We have experienced net losses and negative cash flow from operations during 2017, 2016 and 2015, and we currently have an accumulated deficit. In order for us to attain profitability and growth, we will need to successfully execute our production, marketing and sales plans for our product lines, and improve our distribution and supply chain performance. We may fail to achieve profitability in the future, and our business may not be as successful as we envision. Continuing losses could exhaust our capital resources and force us to scale back, suspend or discontinue our operations. Our operating expenses may continue to increase as we spend resources on growing our business, and if our revenue does not correspondingly increase, our operating results and financial condition will suffer.

We may be unable to raise additional capital.

We have funded our operations primarily through the issuance of common stock and bank financing. In addition, we have received financing primarily from our affiliate RVL 1, LLC (“RVL”) and Aston Capital, LLC (“Aston”), entities affiliated with our Chairman, Chief Executive Officer and President. The actual amount of funds that we will need to meet our operating needs will be determined by a number of factors, many of which are beyond our control. These factors include the timing and volume of sales transactions, the success of our marketing strategy, market acceptance of our products, the success of our manufacturing and research and product development efforts (including any unanticipated delays), the costs associated with obtaining and enforcing our intellectual property rights, regulatory changes, competition, technological developments in the market, evolving industry standards and the amount of working capital investments we are required to make. If we are unable to obtain sufficient capital when needed, our business and future prospects will be adversely affected and we could be forced to scale back, suspend or discontinue operations.

The future issuance of additional shares of common stock and/or preferred stock could dilute existing stockholders.

We are authorized to issue 35,000,000 shares of common stock, of which 21,352,383 shares were issued and outstanding at December 31, 2017. To the extent that common shares are available for issuance, subject to compliance with applicable stock exchange listing rules, our board of directors has the ability to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of any additional securities could, among other things, result in substantial dilution of the percentage ownership of our stockholders at the time of issuance, result in substantial dilution of our earnings per share and adversely affect the prevailing market price for our common stock.

We are authorized to issue 5,000,000 shares of preferred stock, none of which were issued or outstanding at December 31, 2017. Our board of directors may designate the rights and preferences of preferred stock without a vote by the stockholders. A new series of preferred stockholders could adversely affect the rights of holders of common stock insofar as such series:

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

Trading in our common stock has been limited and, at times, volatile since our shares were listed on The NASDAQ Capital Market. The trading volume of our common stock in the future depends in part on our ability to increase our revenue and reduce or eliminate our operating losses. If we are unable to achieve these goals, the trading market for our common stock may be negatively affected, which may make it difficult for you to sell your shares. An active trading market for our common stock may not develop or, if developed, be sustained, and the trading price of our common stock may fluctuate substantially. The price of our common stock may also fluctuate as a result of: (i) variations in our operating results; (ii) announcements by us, our competitors or others of significant business developments; (iii) changes in client relationships; (iv) acquisitions or expansion plans; or (v) analysts’ earnings estimates, ratings and research reports.

Our loan agreement contains financial covenants that may limit our operating and strategic flexibility.

Our loan and security agreement with Bank of America, N.A. (“Bank of America”), as amended (the “Revolving Credit Facility”), contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions require that we maintain a fixed charge ratio tied to our ability to borrow under the terms of the Revolving Credit Facility, and generally require us to obtain lender consents for acquisitions. There can be no assurance that we will be in compliance with all covenants in the future or that Bank of America will agree to modify the Revolving Credit Facility, should that become necessary.

Events beyond our control could affect our ability to comply with these covenants and restrictions. Failure to comply with any of these covenants and restrictions would result in an event of default under the Revolving Credit Facility. If we do not cure an event of default or obtain necessary waivers within the required time periods, Bank of America would be permitted to accelerate the maturity of the debt under the Revolving Credit Facility, foreclose upon our assets securing the debt, and terminate any further commitments to lend to us. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Revolving Credit Facility may significantly impair our ability to obtain other debt or equity financing.

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

Our growth strategy may include strategic acquisitions. We have made strategic acquisitions in the past and may do so in the future, and if the acquired companies do not perform as expected, this could adversely affect our operating results, financial condition and existing business.

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

Our business is cyclical and seasonal, and cash flows could be adversely affected.

Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Our revenues in the first half of the year may be affected by the impact of weather on construction and installation programs, as well as the annual budget cycles of major customers. The cyclical and seasonal nature of our business could have a negative impact on our business, financial condition and results of operations.

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

In the replacement lamp market where we sell our LED products, we expect to encounter competition from a number of companies. Our competitors are expected to include the large, established companies in the general lighting industry, such as GE Lighting, Osram Sylvania and Royal Philips Lighting. We believe each of these competitors has undertaken initiatives to develop white light LED technology. These companies have global marketing capabilities and substantially greater resources to devote to research and development and other aspects of the development, manufacture and marketing of LED lighting products than we do. We may also face increased competition from traditional lighting fixture companies, such as Acuity Brands, Cree, Cooper Lighting, Hubbell Lighting, Lithonia Lighting and Royal Philips Lighting. In each of our markets, we also anticipate the possibility that LED manufacturers, including those that currently supply us with LEDs, may seek to compete with us by introducing more complete systems that might not infringe on our patents. Our competitors’ lighting technologies and products may be more readily accepted by customers than our products. The relatively low barriers to entry into the lighting industry and the limited proprietary nature of many lighting products also permit new competitors to enter the industry easily. Increased competition may result in reduced operating margins, loss of market share and diminished value in our brands.

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

Sudden or unexpected changes in a customer’s creditworthiness could result in accounts receivable write-offs.

Historically, we have taken a conservative approach when extending credit to our customers. Customers are granted an appropriate credit limit based upon the due diligence performed on the customer. At any given time, we can have credit exposure with some of our customers.

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

If we are unable to adequately protect our intellectual property, we may lose some of our competitive advantage.

Protection of our proprietary intellectual property is important to our business. Our ability to compete and the ability of our business to grow could suffer if our intellectual property rights are not adequately protected. Although we expect that several of our patent applications will issue, we cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology. In addition, despite our efforts to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table summarizes information with respect to our facilities, which are all leased:

	Location	Area (Sq. Feet)	Year of Lease Expiration
Corporate headquarters	Stamford, CT	16,626	2020
Office and warehouse	Carrollton, TX	153,632	2022
Office and warehouse	Carrollton, TX	73,986	2020
Office and warehouse	Simi Valley, CA	69,554	2020
Office and warehouse	Marietta, GA	63,000	2024
Office and warehouse	Beltsville, MD	30,451	2023
Office and warehouse	San Marcos, TX	26,256	2018
Office and warehouse	Downey, CA	18,495	2022
Warehouse and distribution center	Marietta, GA	14,372	2018
Office and warehouse	Simi Valley, CA	12,200	2018
Office and distribution center	Greenwich, CT	5,230	2020
Office	Plumstead Township, PA	5,000	2019
Office	Providence, RI	4,225	2018
Office	West Springfield, MA	4,450	2019
Office	Billerica, MA	2,946	2020
Office	Parker, TX	2,500	2019
Warehouse	Beaverton, OR	2,181	2020
Office	Scottsdale, AZ	1,841	2018
Office	Raynham, MA	1,365	2019

We consider our facilities adequate for our current needs and believe that suitable additional space would be available if necessary.

Item 3.	Legal Proceedings

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

	2017		2016
	High	Low	High	Low
First Quarter	$8.15	$5.42	$8.40	$5.16
Second Quarter	$9.17	$6.01	$7.07	$5.20
Third Quarter	$8.10	$5.87	$7.61	$6.11
Fourth Quarter	$6.64	$2.95	$7.29	$5.21

We have never paid a cash dividend on our common stock and intend to continue to follow a policy of retaining earnings to finance future growth. Accordingly, we do not anticipate the payment of cash dividends to holders of our common stock in the foreseeable future. We are also limited in our ability to pay dividends under our loan and security agreement with Bank of America. For additional information on our loan and security agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity, Capital Resources and Cash Flows” and Note 9 of Notes to Consolidated Financial Statements.

Holders of Record

The number of holders of record of our common stock on March 1, 2018 was 7,008. This number does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries. On March 1, 2018, the last reported sale price of our common stock on the NASDAQ Capital Market was $3.39 per share.

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

Supplemental stock performance graph

In 2012, a change in control was effected when RVL purchased 73% of our outstanding voting stock. The following supplemental graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the period commencing on September 12, 2012, the date when RVL announced its initial investment, to December 31, 2017. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	9/12/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Revolution Lighting Technologies, Inc.	$100.00	$484.61	$2,638.68	$1,038.55	$615.44	$423.08	$253.08
NASDAQ Composite	$100.00	$96.92	$133.97	$151.89	$160.59	$172.86	$221.68
Dow Jones US Electrical Components & Equipment Index	$100.00	$100.45	$137.26	$146.50	$136.56	$162.84	$205.09

Five-year stock performance graph

The following graph compares the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Dow Jones US Electrical Components and Equipment Index for the five-year period commencing December 31, 2012. The stock price performance shown on the graph is not necessarily indicative of future price performance.

	2012	2013	2014	2015	2016	2017
Revolution Lighting Technologies, Inc.	$100.00	$544.44	$217.46	$126.98	$87.30	$52.22
NASDAQ Composite	$100.00	$138.32	$156.85	$165.85	$178.28	$228.63
Dow Jones US Electrical Components & Equipment Index	$100.00	$136.64	$145.79	$137.87	$162.11	$204.17

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2017	2016 (1)	2015 (2)	2014 (3)	2013 (4)
	(In millions, except per share data)
Statement of Operations Data:
Revenue	$152.3	$172.1	$129.7	$76.8	$26.1
Cost of sales (5)	110.6	116.2	86.4	52.6	16.1

Gross profit	41.7	55.9	43.3	24.2	10.0
Total operating expenses (6)	91.8	53.9	44.2	35.1	20.5

Operating income (loss)	(50.1)	2.0	(0.9)	(10.9)	(10.5)
Interest expense and other charges	(3.8)	(2.5)	(1.5)	(0.8)	(6.3)

Loss before income taxes	(53.9)	(0.5)	(2.4)	(11.7)	(16.8)
Income tax (provision) benefit	—	—	—	6.5	—

Net loss	(53.9)	(0.5)	(2.4)	(5.2)	(16.8)
Accretion of preferred stock redemption value, beneficial conversion feature, and discount	—	—	—	(0.9)	(2.3)
Accrual of preferred stock dividends	—	—	—	(1.4)	(1.4)
Deemed distribution on exchange of preferred stock	—	—	—	(5.3)	—

Net loss attributable to common stockholders	$(53.9)	$(0.5)	$(2.4)	$(12.8)	$(20.5)

Basic and diluted net loss per common share (7)	$(2.59)	$(0.03)	$(0.16)	$(1.39)	$(2.64)

Balance Sheet Data:
Cash and cash equivalents	$0.9	$0.9	$0.2	$6.0	$1.8
Working capital (deficit) (8)	34.3	51.3	25.9	18.8	(1.8)
Total assets	170.2	217.5	177.6	126.5	52.2
Total debt	53.4	44.5	37.4	14.5	14.1
Convertible redeemable preferred stock	—	—	—	—	11.0
Total stockholders’ equity	75.9	125.7	102.1	77.3	25.5

(1)	Reflects the acquisition of TNT Energy, LLC on May 9, 2016.
(2)	Reflects the acquisitions of E-lighting on February 5, 2015, and Energy Source, LLC on August 5, 2015.
(3)	Reflects the acquisitions of Value Lighting, Inc. on April 17, 2014 and All Around Lighting, Inc. on December 18, 2014, and the Preferred Stock Exchange on December 1, 2014.
(4)	Reflects the acquisitions of Relume Technologies, Inc. on August 22, 2013 and Tri-State DE LLC on November 15, 2013.
(5)	Includes $9.2 million related to restructuring in 2017.
(6)	Includes impairment of goodwill of $10.7 million, impairment of intangibles of $10.5 million and $7.7 million related to restructuring expense in 2017.
(7)	On March 10, 2016, we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-10 reverse stock split, that became effective for trading purposes on March 11, 2016. All references to number of shares and per share data in the consolidated financial statements have been adjusted to reflect the reverse stock split, unless otherwise noted.
(8)	Working capital is defined at the excess (deficit) of current assets over current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the fourth quarter of 2017, we experienced poor performance of our common stock, which led management to believe that a triggering event occurred. As such, an updated goodwill impairment test was performed. The result of the impairment test indicated that the carrying value of goodwill was above the implied fair value. In accordance with Accounting Standards Codification (“ASC”) 350-20, Intangibles – Goodwill and Other (“ASC 350-20”), goodwill with a carrying amount of $72.2 million was reduced to its implied fair value of $61.5 million, resulting in an impairment charge of $10.7 million for the year ended December 31, 2017 in the Consolidated Statements of Operations. See Note 6 of Notes to Consolidated Financial Statements.

As a result of changes we made to our business, which included the consolidation and restructuring of our businesses and operations, we evaluated the recoverability of the carrying value of long-lived assets. The result of such evaluation indicated that gross intangible assets of $18.9 million and related accumulated amortization of $8.4 million were impaired, and we recognized an impairment of $10.5 million for the year ended December 31, 2017 in the Consolidated Statements of Operations. See Note 7 of Notes to Consolidated Financial Statements.

In the fourth quarter of 2017, we announced a restructuring plan to further streamline our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations. In connection with this restructuring, we abandoned certain assets, including inventory and other, totaling $15.0 million (net of expected recoveries), of which $9.2 million was recorded as part of “Cost of sales” in the Consolidated Statements of Operations. In addition, we recorded $1.9 million of accrued restructuring costs related to severance, outplacement and other employee costs, lease terminations and other relocation costs.

Restructuring charges have been recorded in accordance with ASC 420-10, Exit or Disposal Cost Obligations (“ASC 420-10”). We account for one-time termination benefits, contract terminations and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we established a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs. We will reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary. It is expected that the actions taken for this restructuring will be substantially completed by the end of the second quarter of 2018.

Recent Developments

Amended Revolving Credit Facility — On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “amended Revolving Credit Facility”). See Note 9 of Notes to Consolidated Financial Statements.

Opening of Buy American Act Facility – In March 2017, we opened a new 60,000 square foot state of the art facility in Simi Valley, California, which expanded our warehouse and production space for our industry leading LED technologies, including our high performance Buy American Act (“BAA”) and Trade Agreements Act (“TAA”) compliant LED tubes and fixtures. The new facility offers significantly larger space for inventory, production and testing, and will be key in winning military, government, municipal and commercial projects.

Certification by the U.S. Navy – In April 2017, the U.S. Navy certified our two foot T8 LED tube for the military standard, which is ready for use in the U.S. Navy fleet. Additionally, we received an official part number that can be used throughout the fleet to order our advanced high efficiency LED tube. U.S. Navy ships are now able to purchase our certified LED tube through the standard U.S. Navy supply chain. During the fourth quarter 2017, we received our first order for which delivery began in the fourth quarter and will be completed in the first quarter 2018.

Department of Defense Contract – In August 2017, we were awarded a Department of Defense contract through the Defense Logistics Agency to supply LED tubes to the U.S. Navy. We were selected because our LED lighting products incorporate BAA and TAA compliant components, ensuring they meet the strict requirements needed for implementation into U.S. Navy vessels. These tubes will be manufactured in our new state-of-the-art Simi Valley production and warehouse facility.

U.S. National Guard – In September 2017, we received our first award from the U.S. National Guard, demonstrating that our Navy certified BAA and TAA compliant products could have a large market beyond the U.S. Navy, including other U.S. and international governmental entities.

Lighting as a Service Program – During the fourth quarter of 2017, we initiated our “Lighting as a Service” (“LAAS”) program in two northeastern states. If fully implemented, this program will provide significant revenue opportunities in 2018 and beyond.

Lighting Controls – During 2017, we developed a leading lighting control solution, providing a simple, flexible and scalable system to meet customer needs, now and in the future, for Internet of Things (“IOT”), Power-over-Ethernet (“PoE”) and important security programs.

Lighting mobile management interface (LMMI) – In 2017, we completed the development of our real-time, cloud based software system, which integrated, end-to-end, all operational aspects unique to our lighting products and service businesses. LMMI is currently being implemented throughout our business units and we expect to begin marketing a variation of this groundbreaking system to energy service and other companies to significantly improve their operational processes and monitor projects and opportunities.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016
	(In Millions)
Revenue	$152.3	$172.1
Cost of sales	101.4	116.2
Restructuring costs	9.2	—

Total cost of sales	110.6	116.2

Gross profit	41.7	55.9
Operating expenses:
Selling, general and administrative	44.0	39.4
Research and development	3.7	2.4
Amortization and depreciation	6.1	6.1
Acquisition, severance and transition costs	6.1	3.9
Stock-based compensation	3.0	2.1
Impairment of goodwill	10.7	—
Impairment of intangible assets	10.5	—
Restructuring costs	7.7	—

Total operating expenses	91.8	53.9

Operating income (loss)	(50.1)	2.0
Interest expense and other charges	(3.8)	(2.5)

Net loss	$(53.9)	$(0.5)

Revenue for 2017 decreased $19.8 million, or 12%, as compared to 2016. The decrease in revenue primarily reflects the impact of hurricane activity in Texas and the southeastern United States during the third quarter, which impacted multi-family lighting revenue. Additionally, we experienced a delay in a number of Energy Source division projects from the third and fourth quarters of 2017 to 2018. Despite overall lower unit sale prices, gross profit margin, excluding restructuring charges, increased to 33% for 2017 compared to 32% for 2016 reflecting a significantly expanded our product portfolio, including flat panels, wall packs, high bays and other products to capitalize on the changing product mix taking place in the LED space.

Selling, general and administrative expenses increased $4.6 million, or 12%, which includes our ongoing investment in the expansion of sales and marketing resources focusing on agents, ESCOs, dealers and distributors and our investment in resources to advance our U.S. government and U.S. military specific product lines.

Research and development costs increased $1.3 million due to investments in our expanding portfolio of lighting products and controls, including our U.S. government and U.S. military specific product lines.

Acquisition, severance and transition costs primarily consisted of costs associated with the continued streamlining of our operations and the elimination of redundancies at certain of our divisions, partially offset by changes in our assumptions utilized in the calculation of purchase price obligations related to our acquired businesses.

During the fourth quarter of 2017, we experienced poor performance of our common stock, which led management to believe that a triggering event had occurred. As a result, an updated goodwill impairment test was performed. The result of the impairment test indicated that the carrying value of goodwill was above the implied fair value. In accordance with ASC 350-20, goodwill with a carrying amount of $72.2 million was reduced to its implied fair value of $61.5 million, resulting in an impairment charge of $10.7 million for the year ended December 31, 2017 in the Consolidated Statements of Operations (see Note 6).

In order to improve the effectiveness of our business operations, we effectuated certain changes. In light of such changes, we evaluated the recoverability of the carrying value of long-lived assets. The result of such evaluation indicated that the carrying value of intangible assets were impaired, and we recognized a charge of $10.5 million for the year ended December 31, 2017 in the Consolidated Statements of Operations (see Note 7).

In the fourth quarter of 2017, we announced a restructuring plan to further streamlining our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations. In connection with this restructuring, we abandoned certain assets, including inventory and other, totaling $15.0 million (net of expected recoveries), of which $9.2 million was recorded as part of “Cost of sales” in the Consolidated Statements of Operations. In addition, we recorded $1.9 million of accrued restructuring costs related to severance, outplacement and other employee costs, lease terminations and other relocation costs (see Note 20).

Interest and other expenses for 2017 increased $1.3 million, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility (see Note 9) and the amended note payable with Aston Capital, LLC (“Aston”) (see Note 17), partially offset by the payoff of the $10.0 million Energy Source note on January 26, 2017 (see Note 9).

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	Year Ended December 31,
	2016	2015
	(In Millions)
Revenue	$172.1	$129.7
Cost of sales	116.2	86.4

Gross profit	55.9	43.3
Operating expenses:
Selling, general and administrative	39.4	32.2
Research and development	2.4	2.4
Amortization and depreciation	6.1	4.9
Acquisition, severance and transition costs	3.9	2.0
Stock-based compensation	2.1	2.7

Total operating expenses	53.9	44.2

Operating income (loss)	2.0	(0.9)
Interest expense and other charges	(2.5)	(1.5)

Net loss	$(0.5)	$(2.4)

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

Operating expenses increased $9.7 million, or 22%, during 2016 as compared to the corresponding period in 2015. As a percentage of revenue, operating expenses decreased to 31% in 2016 compared to 34% in 2015 as increased revenue enabled us to realize economies of scale. The increase in operating expenses was due to the following:

•	Selling, general and administrative expenses increased by $7.2 million, which primarily reflects costs attributable to the acquisition of TNT during 2016 and the full-year effect of the 2015 acquisition of Energy Source, increased sales related expenses and other.

•	The $1.2 million increase in amortization and depreciation was primarily due to the acquisition of TNT during the second quarter of 2016, as well as the channel distribution agreements entered into during 2016.

•	Acquisition, severance and transition costs during 2016 included costs associated with the TNT acquisition, costs related to the streamlining of our operations and costs associated with eliminating redundancies at our divisions, partially offset by adjustments due to a change in assumptions utilized in the calculation of purchase price obligations related to our acquired businesses. Acquisition, severance and transition costs during 2015 were primarily related to costs incurred related to the acquisition of Energy Source.

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

Our liquidity as of December 31, 2017 and 2016 was $7.4 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.9 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $6.5 million and $1.0 million, respectively.

As of December 31, 2017, we were in compliance with our covenants under the Bank of America Revolving Credit Facility.

At December 31, 2017 and 2016, we had working capital of $34.3 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we realized revenues of $152.3 million during 2017, we may face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financing, or other sources of financing to fund operations, as well as support of our principal stockholder. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders. In addition, our significant shareholder, RVL, and its affiliates have historically been a significant source of financing, and they continue to support our operations.

Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In Millions)
Cash used in operating activities	$(7.0)	$(6.2)	$(16.6)
Cash used in investing activities	(1.9)	(12.9)	(11.0)
Cash provided by financing activities	8.9	19.8	21.8

Net increase (decrease) in cash and cash equivalents	$—	$0.7	$(5.8)

Cash Flows used in Operating Activities - Operating cash flows during 2017 primarily reflect increases in inventory, vendor deposits, and prepaid assets and a decrease in accounts payable to support or expand operations, partially offset by decreases in accounts receivable and unbilled receivables. Operating cash flows during 2016 primarily reflect increased trade and other receivables and increased inventory due to increased revenue of 33% year-over-year. Operating cash flows during 2015 reflect our higher working capital investment, particularly in accounts receivable and inventory, to support our greatly expanded operations.

Cash Flows used in Investing Activities — The use of cash during 2017 was primarily attributable to purchases of property and equipment of $1.6 million and the payment of acquisition obligations of $0.3 million. The use of cash during 2016 and 2015 was primarily attributable to cash paid in connection with acquisitions of $11.4 million and $10.5 million, respectively. Additionally, during 2016, we paid $1.0 million related to acquisition obligations.

Cash Flows provided by Financing Activities — Net cash provided during 2017 was primarily attributable to $12.6 million of net proceeds from the Revolving Credit Facility and $10.7 million of net proceeds from related party notes payable, partially offset by repayments on notes payable of $14.4 million, including the $10.0 million Energy Source acquisition notes and the $2.0 million TNT acquisition notes. Net cash provided during 2016 was primarily attributable to $16.2 million of net cash received from the issuance of common stock and $4.0 million of net proceeds from the Bank of America Revolving Credit Facility, partially offset by repayments on notes payable of $0.4 million. Net cash provided during 2015 was primarily attributable to increased borrowings on the Bank of America Revolving Credit Facility of $13.3 million and net proceeds from the issuance of common stock of $9.0 million, partially offset by repayments of borrowings and notes of $0.4 million.

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

Business Combinations

Business combinations are accounted for using the acquisition method under ASC 805, Business Combinations, which requires recording assets acquired and liabilities assumed at fair value as of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable asset acquired and liability assumed is recorded based on their estimated fair values on the acquisition date. Acquisition related costs are expensed as incurred and are reported separately in the Consolidated Statements of Operations.

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

See “Recent accounting pronouncements” in Note 2 of Notes to Consolidated Financial Statements for a discussion of revenue recognition in future periods.

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

Long-Lived Assets

Key estimates related to long-lived assets, including property and equipment and intangible assets, include useful lives and the recoverability of carrying values. As a result of future decisions, such estimates could be significantly modified. The estimated useful lives of property and equipment range from three to seven years, and depreciation is recognized on a straight-line basis. Useful lives are estimated based upon our historical experience and industry information. Intangible assets with finite useful lives are amortized on the straight-line basis over their estimated useful lives.

We evaluate the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under such circumstances, we assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the carrying amount of the asset group being assessed. If the undiscounted projected cash flows are less than the carrying value of the assets, we calculate the impairment amount by comparing the carrying value of the asset group to its fair value. The amount of the impairment of long-lived assets is written off against earnings in the period in which the impairment is determined.

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

As further discussed in Note 13 of Notes to Consolidated Financial Statements, on December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (“TCJA”), which institutes significant changes to U.S. tax laws. In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), we have recorded provisional estimates to reflect the effect of the provisions of the TCJA on our income tax assets and liabilities as of December 31, 2017. We continue to collect additional information to support and refine our calculations on the impact of these changes on our operations and recorded income tax assets and liabilities. The ultimate impact of the TCJA may differ from our provisional estimates due to the changes in the interpretations and assumptions we made, as well as additional regulatory guidance.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2017:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$13.5	$3.7	$6.1	$2.9	$0.8
Purchase price obligations and other (1)	0.1	0.1	—	—	—
Total debt, including interest	54.8	2.9	51.9	—	—

Total	$68.4	$6.7	$58.0	$2.9	$0.8

(1)	Includes $0.1 million that will be settled in share of common stock.

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

At December 31, 2017, we were exposed to interest rate risk in connection with our variable-rate Bank of America Revolving Credit Facility pursuant to which we may borrow up to $50.0 million on a revolving basis. See Note 9 of the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Revolution Lighting Technologies, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Revolution Lighting Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated March 8, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Stamford, Connecticut

March 8, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Revolution Lighting Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Revolution Lighting Technologies, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2010.

Stamford, Connecticut

March 8, 2018

Revolution Lighting Technologies, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$945	$883
Trade receivable, net of allowance for doubtful accounts	34,972	53,347
Unbilled contracts receivable	6,083	10,167
Inventories, net	26,164	26,678
Vendor deposits, prepaid expenses and other	9,510	8,363

Total current assets	77,674	99,438
Property and equipment, net	1,603	1,474
Goodwill	61,508	72,074
Intangible assets, net	28,372	43,809
Other assets, net	1,077	704

Total assets	$170,234	$217,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,833	$32,409
Accrued and other liabilities	11,570	10,541
Notes payable	1,796	2,360
Related party notes payable	1,000	1,500
Purchase price obligations	130	1,327

Total current liabilities	43,329	48,137
Revolving credit facility	38,633	25,993
Notes payable	270	12,066
Related party notes payable	11,720	2,565
Purchase price obligations	—	1,716
Other noncurrent liabilities	419	1,309

Total liabilities	94,371	91,786

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 21,352 shares issued and outstanding at December 31, 2017 and 35,000 shares authorized and 20,893 shares issued and outstanding at December 31, 2016	21	21
Additional paid-in-capital	204,944	200,887
Accumulated deficit	(129,102)	(75,195)

Total stockholders’ equity	75,863	125,713

Total liabilities and stockholders’ equity	$170,234	$217,499

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$152,312	$172,121	$129,656

Cost of sales	101,394	116,250	86,366
Restructuring costs	9,256	—	—

Total cost of sales	110,650	116,250	86,366

Gross profit	41,662	55,871	43,290
Operating expenses:
Selling, general and administrative	44,030	39,408	32,179
Research and development	3,712	2,372	2,475
Amortization and depreciation	6,068	6,115	4,868
Acquisition, severance and transition costs	6,096	3,851	1,950
Stock-based compensation	2,976	2,141	2,719
Impairment of goodwill	10,702	—	—
Impairment of intangible assets	10,480	—	—
Restructuring costs	7,652	—	—

Total operating expenses	91,716	53,887	44,191

Operating income (loss)	(50,054)	1,984	(901)
Interest expense and other charges	(3,853)	(2,506)	(1,481)

Net loss	$(53,907)	$(522)	$(2,382)

Net loss per share, basic and diluted	$(2.59)	$(0.03)	$(0.16)

Weighted average shares outstanding, basic and diluted	20,847	19,034	14,930

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2015	$13	$149,594	$(72,291)	$77,316
Stock-based compensation	—	2,191	—	2,191
Issuance of common stock for cash, net of issuance costs	1	9,506	—	9,507
Shares issued for contingent consideration and acquisition	2	16,016	—	16,018
Cancellation of reacquired escrowed common stock	—	(547)	—	(547)
Net loss	—	—	(2,382)	(2,382)

Balance, December 31, 2015	16	176,760	(74,673)	102,103
Stock-based compensation	1	1,310	—	1,311
Issuance of common stock for cash, net of issuance costs	3	16,189	—	16,192
Shares issued for contingent consideration and acquisition	1	6,628	—	6,629
Net loss	—	—	(522)	(522)

Balance, December 31, 2016	21	200,887	(75,195)	125,713
Stock-based compensation	—	2,861	—	2,861
Shares issued for contingent consideration	—	1,196	—	1,196
Net loss	—	—	(53,907)	(53,907)

Balance, December 31, 2017	$21	$204,944	$(129,102)	$75,863

See accompanying notes to consolidated financial statements.

Revolution Lighting Technologies, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net loss	$(53,907)	$(522)	$(2,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	7,549	6,115	4,868
Stock-based compensation	2,976	2,141	2,719
Change in fair value of contingent consideration	(1,433)	(2,248)	864
Impairment of goodwill	10,702	—	—
Impairment of intangible assets	10,480	—	—
Restructuring expense, including $9,256 recorded in Cost of sales	16,908	—	—
Other noncash items affecting net income	(185)	1,349	—
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	13,613	(11,780)	(15,111)
(Increase) decrease in unbilled contracts receivable	4,084	(5,224)	(2,246)
(Increase) decrease in inventories, net	(7,371)	(4,430)	(7,234)
(Increase) decrease in prepaid and other assets	(4,857)	(4,822)	(699)
Increase (decrease) in accounts payable and accrued liabilities	(5,559)	13,216	2,532

Net cash used in operating activities	(7,000)	(6,205)	(16,689)

Cash Flows from Investing Activities:
Payment of acquisition obligations	(284)	(1,015)	—
Purchase of property and equipment and other	(1,059)	(555)	(462)
Acquisition of business and other, net of cash acquired	(530)	(11,360)	(10,499)

Net cash used in investing activities	(1,873)	(12,930)	(10,961)

Cash Flows from Financing Activities:
Net proceeds from revolving credit facility	12,640	3,967	13,266
Proceeds from related party notes payable	10,655	—	—
Repayments of notes payable and short-term borrowings	(12,360)	(360)	(390)
Repayments of related party notes payable	(2,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	16,192	8,960

Net cash provided by financing activities	8,935	19,799	21,836

Net increase (decrease) in cash and cash equivalents	62	664	(5,814)
Cash and cash equivalents, beginning of year	883	219	6,033

Cash and cash equivalents, end of year	$945	$883	$219

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$3,099	$1,837	$688

Non-Cash Investing and Financing Activities:
Issuance of common stock for contingent consideration	$1,196	$6,629	$6,316
Contingent consideration for acquisitions	—	4,132	1,550
Issuance of promissory notes for acquisition	—	2,000	10,000
Issuance of common stock for acquisitions	—	—	9,702
Deferred consideration for acquisition	—	—	350

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to valuation of receivables and inventories, purchase price allocation of acquired businesses, impairment of goodwill and long-lived assets, income taxes, and contingencies. It is at least reasonably possible that the effect on the financial statements of a change in estimate due to one or more future confirming events could have a material effect on the financial statements.

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

Liquidity and Capital Resources

On January 26, 2017, we amended the Revolving Credit Facility which enabled us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020. See Note 9.

Our liquidity as of December 31, 2017 and 2016 was $7.4 million and $1.9 million, respectively, which consisted of cash and cash equivalents of $0.9 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $6.5 million and $1.0 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations. See Note 17.

At December 31, 2017 and 2016, we had working capital of $34.3 million and $51.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

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

Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Cash and cash equivalents, trade and unbilled contract receivables, inventories, other current assets, accounts payable, and accrued and other liabilities are classified as Level 1 as their carrying values approximate fair value since they are short term in nature and they are receivable or payable on demand.

Based on the borrowing rates currently available for bank loans with similar terms and average maturities, the fair value of notes payable are equal to the carrying value. As such, notes payable are classified as Level 1. See Notes 9 and 17.

The estimated fair value of the reporting unit in our goodwill impairment assessment utilized the market approach based on inputs that are readily available from public markets or can be derived from observable market transactions, and have been classified as level 2 in the fair value hierarchy. The fair values of intangible assets in our long-lived asset impairment assessment were established based on projected discounted cash flows, which were based on significant unobservable inputs and have been classified as Level 3 in the fair value hierarchy.

The estimated fair value of assets and liabilities acquired in business combinations utilize inputs classified as Level 3 in the fair value hierarchy.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform periodic credit evaluations of our customers’ financial condition. We record an allowance for doubtful accounts based upon factors surrounding the credit risk of certain customers, and specifically identified amounts that we believe to be uncollectible. Recovery of bad debt amounts previously written off is recorded as a reduction of bad debt expense in the period the payment is collected. If our actual collection experience changes, revisions to our allowance may be required. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. See Note 3.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Quarterly, we review our inventory for both excessive and obsolete inventory (inventory that is no longer marketable for its intended use). In either case, we record any write-downs based on assumptions about alternative uses, market conditions and other factors. See Note 4.

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

Maintenance and repairs are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the respective account, and any resulting gain or loss is recognized in the Consolidated Statements of Operations. See Note 5.

Goodwill

Goodwill is not amortized, but is subject to annual impairment testing unless circumstances dictate more frequent assessments. We perform an annual impairment assessment for goodwill during the fourth quarter of each year or more frequently whenever changes in circumstances indicate that the fair value of the asset may be less than the carrying amount. We have one reporting unit for goodwill impairment testing purposes. In testing goodwill for impairment, we compare the fair value of the reporting unit to its carrying amount. The fair value of the reporting unit is determined by calculating our market capitalization at the impairment test day. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the carrying amount of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized in an amount equal to the excess. On October 1, 2017, we performed our annual goodwill impairment test and the estimated fair value exceeded carrying value. We concluded that goodwill, as of October 1, 2017, was not impaired.

During the fourth quarter of 2017, we experienced poor performance of our stock price, which led management to believe that a triggering event occurred. As such, an updated goodwill impairment test was performed. Because we elected to early adopt Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment”, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test indicated that goodwill was impaired by $10.7 million. See Note 6.

Intangible Assets

Intangible assets, net is stated at cost or fair value, if acquired as part of a business combination, less accumulated amortization, and is amortized over its estimated useful life using the straight-line method as follows:

Customer relationships	10-15 years
Trademarks and trade names	12-17 years
Non-compete agreements	6 years
Favorable leases	10 years

We evaluate the recoverability of the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. We assess whether the projected undiscounted cash flows of our long-lived assets are sufficient to recover the carrying amount of the asset group being assessed. If the undiscounted projected cash flows are less than the carrying value of the assets, we calculate an impairment by comparing the carrying value of the asset group to its fair value. The amount of the impairment of long-lived assets is written off against earnings in the period in which the impairment is determined. During the fourth quarter of 2017, management performed an impairment test on certain long-lived asset groups. The result of the impairment test indicated that certain intangible assets were impaired by $10.5 million. See Note 7.

Purchase Price Obligations

In connection with certain prior acquisitions, we are obligated to issue contingent consideration. We determine the fair value of certain purchase price obligations on a recurring basis based on a probability-weighted discounted cash flow analysis and Monte Carlo simulation. The fair value remeasurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. On a quarterly basis, we reassess our current estimates of performance relative to the stated targets and adjust the liability to fair value. Any such adjustments are included in “Acquisition, severance and transition costs” in the Consolidated Statements of Operations. See Note 10.

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

We recognize revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using the percentage-of-completion method of accounting. The percentage-of-completion is computed by dividing the actual incurred cost to date by the most recent estimated total cost to complete the project. The computed percentage is applied to the expected revenue for the project to calculate the contract revenue to be recognized in the current period. This method is used because management considers total cost to be the best available measure of progress on these contracts. Contract costs include all direct material and labor costs and indirect costs related to contract performance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenues in excess of amounts billed, which management believes will generally be billed within the next twelve months, are recorded in “Unbilled contracts receivable” in the Consolidated Balance Sheets.

See “Recent accounting pronouncements” below for a discussion of revenue recognition in future periods.

Warranties and product liability

Our products typically carry a warranty that ranges from one to ten years and includes replacement of defective parts. A warranty reserve is recorded for the estimated costs associated with warranty expense related to recorded sales, which is included within accrued liabilities. We recorded warranty expense of $0.2 million for each of the years ended December 31, 2017, 2016 and 2015, which was included in “Selling, general and administrative” in the Consolidated Statements of Operations. At both December 31, 2017 and 2016, we had recorded a warranty and product liability of $0.4 million in the Consolidated Balance Sheets.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenues” and “Cost of sales” in the Consolidated Statements of Operations). For the years ended December 31, 2017, 2016 and 2015, revenues from sales taxes were $4.1 million, $5.2 million and $4.5 million, respectively.

Shipping and Handling

Shipping and handling costs related to the acquisition of goods from vendors are included in cost of sales.

Research and Development

Research and development costs to develop new products, which consist of salaries, contractor fees, building cost, utilities, administrative expenses and allocations of corporate costs, are charged to expense as incurred.

Advertising Expense

Advertising costs, included in “Other selling, general and administrative” on the Consolidated Statements of Operations are expensed when the advertising first takes place. We promote our product lines through print media and trade shows, including trade publications and promotional brochures. Advertising expense was $0.3 million, $0.2 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In December 2017, the U.S., enacted the Tax Cuts and Jobs Act (“TCJA”), which made significant changes to U.S. federal income tax law. Shortly after enactment of the TCJA, the United States Securities and Exchange Commission’s (the “SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the impact of the TCJA. Under SAB 118, an entity would use a similar approach as the measurement period provided in the Business Combinations Topic of the ASC. An entity will recognize those matters for which the accounting can be completed. For matters that have not been completed, the entity would either (1) recognize provisional amounts to the extent that they are reasonably estimable and adjust them over time as more information becomes available or (2) for any specific income tax effects of the TCJA for which a reasonable estimate cannot be determined, continue to apply the Income Taxes Topic of the ASC on the basis of the provisions of the tax laws that were in effect immediately before the TCJA was signed into law. We have prepared our consolidated financial statements for the fiscal year ended December 31, 2017 in accordance with the Income Taxes Topic of the ASC as allowed by SAB 118. See Note 13.

Loss per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares consist of incremental shares issuable upon the exercise of stock options and vesting of restricted shares and the conversion of outstanding convertible securities. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. See Note 14.

Stock-Based Compensation

Restricted Stock and Restricted Stock Unit Awards (Equity) – The fair value of equity instruments is measured based on the share price on the grant date, and is recognized using the straight-line method over the vesting period. These awards contain service conditions. If the conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. See Note 15.

Restricted Stock Awards (Liability) - From time to time, we enter into arrangements with non-employee service providers pursuant to which we issues restricted stock vesting over specified periods for time-based services. These arrangements are accounted for under the provisions of ASC 505 “Equity-Based Payments to Non-Employees” (“ASC 505”). In accordance with ASC 505, the restricted stock is valued at the quoted price at the date of vesting. Liability awards are re-measured to fair value based on quoted market prices at the end of each reporting period. See Note 15.

Option Awards – The Black-Scholes option pricing model is utilized to measure the fair value of options on the grant date. We estimate the volatility of our common stock at the date of grant based on its historical volatility. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. See Note 15.

Business Acquisitions

Business acquisitions are accounted for using the acquisition method of accounting, which requires recording assets acquired and liabilities assumed at fair value of the acquisition date. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liability assumed is recorded based on their preliminary estimated fair values on the acquisition date. Acquisition related costs are expensed as incurred, and are included in “Acquisition, severance and transition costs” in the Consolidated Statements of Operations. See Note 19.

Recent accounting pronouncements not yet adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09, along with the related updates (“ASC 606”), will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. ASC 606 provides a unified model to determine how revenue is recognized. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under prior guidance. Judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. ASC 606 allows companies to elect either full retrospective or modified retrospective approach to adoption. We will adopt ASC 606 on its effective date, January 1, 2018, using the modified retrospective approach.

We have identified that the main types of contracts that require evaluation as to what, if any, changes will be necessary under ASC 606 as compared to legacy accounting guidance are (a) product sales that are shipped to customers from either our warehouses or directly from our vendors and (b) contracts that involve a combination of product and installation services.

We have evaluated the provisions of ASC 606 against our existing accounting policies and practices, including reviewing standard purchase orders, invoices, shipping terms, and agreements with customers to determine the impact, if any, on the timing, measurement and presentation of revenue recognition and the cost of sales. The review considered, among other matters, the evaluation and identification of distinct performance obligations and the measurement of our progress toward satisfying identified performance obligations. We determined that the adoption of ASC 606 will not impact the timing of our billings to customers or the receipt of customer payments.

Under ASC 606, incremental contract costs, which includes sales commissions, are required to be capitalized as contract assets and amortized over the period these costs are expected to be recovered. Although we incur such costs, our contracts are typically completed within one year. As such, we have elected the practical expedient provided in ASC 606 and expense incremental contract costs when incurred.

We have evaluated this standard and determined that the adoption of ASC 606 will not have a material effect on our financial statements. We have evaluated our processes and controls necessary for implementing this standard, including the increased disclosure requirements.

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

Recently adopted accounting pronouncements

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory”,which require an entity to measure inventory at the lower of cost and net realizable value. The standard was effective for fiscal years beginning after December 15, 2016. The adoption of this standard did not have a material effect on our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, which simplifies the subsequent measure of goodwill by eliminating the second step from the goodwill impairment test. The provisions of this standard are effective for periods beginning after December 15, 2019. We elected to early adopt ASU 2017-04 in order to simplify the test for goodwill impairment and, as such, the requirement to perform step 2 in the impairment test was not required. The result of the impairment test indicated that goodwill was impaired by $10.7 million. See Note 6.

3.	Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	Year Ended December 31,
	2017(1)	2016	2016
Trade receivables	$35.5	$54.7	$42.1
Allowance for doubtful accounts	(0.5)	(1.4)	(1.0)

Accounts receivable, net of allowance for doubtful accounts	$35.0	$53.3	$41.1

(1)	Excludes adjustments related to restructuring acitivity. See Note 20.

Bad debt expense, which was recorded in “Other selling, general and administrative” in the Consolidated Statements of Operations, was $0.5 million, $1.5 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

4.	Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	December 31,
	2017(1)	2016
Raw materials	$0.3	$2.4
Finished goods	27.1	26.1

Total	27.4	28.5
Less: Provision for obsolescence	(1.2)	(1.8)

Inventories, net	$26.2	$26.7

(1)	Excludes adjustments related to restructuring activity. See Note 20.

Activity related to inventory reserves was as follows:

	Year Ended December 31,
	2017(1)	2016	2015
Inventory reserve, January 1	$(1.8)	$(2.0)	$(1.7)
Additions	—	(0.1)	(1.1)
Write-offs	0.6	0.3	0.8

Inventory reserve, December 31	$(1.2)	$(1.8)	$(2.0)

(1)	Excludes adjustments related to restructuring activity. See Note 20.

5.	Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	December 31,
	2017	2016
Total property and equipment	$3.0	$3.2
Less accumulated depreciation	(1.4)	(1.7)

Property and equipment, net	$1.6	$1.5

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the Consolidated Statements of Operations, was $0.6 million, $0.4 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	Goodwill

Changes in the carrying amount of goodwill were as follows:

	Year Ended December 31,
	2017	2016
Goodwill, January 1	$72.1	$64.3
Acquisitions (1)	0.1	7.8
Impairments	(10.7)	—

Goodwill, December 31	$61.5	$72.1

(1)	Reflects the effects of the TNT acquisition. See Note 19.

During the fourth quarter of 2017, we experienced poor performance of our common stock, which led management to believe that a triggering event occurred. As such, an updated goodwill impairment test was performed. The result of the impairment test indicated that the carrying value of goodwill was above the implied fair value.

For the purposes of the goodwill impairment test, we estimated the fair value of our sole reporting unit using the market approach. Under the market approach, we utilized the market capitalization of our common stock, and applied an estimated control premium based on an analysis of control premiums paid in acquisitions of companies in the same or similar industries. Because the significant inputs used in this analysis are readily available from public markets or can be derived from observable market transactions, they have been classified as level 2 in the fair value hierarchy. Based on this approach, we determined that the carrying value of our sole reporting unit exceeded the fair value by $10.7 million, which was recorded in “Impairment of goodwill” in the Consolidated Statement of Operations for the year ended December 31, 2017.

7.	Intangible Assets

Intangible assets consisted of the following:

	December 31, 2017			December 31, 2016
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$24.6	$(6.6)	$18.0	$35.0	$(7.9)	$27.1
Trademarks/Trade Names	12.2	(2.3)	9.9	17.6	(3.4)	14.2
Other	1.3	(0.8)	0.5	7.3	(4.8)	2.5

Intangible assets	$38.1	$(9.7)	$28.4	$59.9	$(16.1)	$43.8

As a result of changes to our business, we evaluated the recoverability of the carrying value of long-lived assets. The result of such evaluation indicated that net intangible assets of $10.5 million (gross assets of $18.9 million and related accumulated amortization of $8.4 million) were impaired, and we recognized an impairment charge of such amount for the year ended December 31, 2017 in the Consolidated Statements of Operations. Such impairment relates primarily to the consolidation of certain operations and the discontinuation of underperforming product lines.

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” in the Consolidated Statements of Operations, was $5.5 million, $5.2 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated future amortization expense related to intangible assets is $3.4 million for 2018, $2.8 million for 2019, $2.6 million for 2020, $2.5 million for 2021, $2.5 million for 2022, and $14.6 million thereafter.

8.	Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2017	2016
Compensation, benefits and commissions	$3.7	$4.4
Accrued restructuring costs (1)	1.8	—
Accruals and other current liabilities	6.1	6.1

Accrued and other current liabilities	$11.6	$10.5

(1)	See Note 20 for additional information regarding restructuring activities.

9.	Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of December 31, 2017, our Chairman, Chief Executive Officer and President had guaranteed $10.0 million of the borrowings under the Revolving Credit Facility (see Note 17). At December 31, 2017 and 2016, the balance outstanding on the Revolving Credit Facility was $38.6 million and $26.0 million, respectively.

Borrowings under the Revolving Credit Facility bear interest at a LIBOR rate or a defined base rate, each plus an applicable margin, depending on the nature of the loan. We are also obligated to pay various fees monthly. At December 31, 2017 and 2016, the weighted average interest rate was 4.59% and 3.95%, respectively. We recorded interest expense of $1.8 million, $0.9 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Under the Revolving Credit Facility, outstanding loans become payable on demand to the extent that such loans exceed the defined Borrowing Base. All obligations under the Revolving Credit Facility are secured by the assets of Revolution, and are guaranteed by Revolution. The Revolving Credit Facility contains covenants that limit our ability to incur other debt, allow a lien on any property, pay dividends, restrict any wholly owned subsidiary from paying dividends, make investments, dispose of property, make loans or advances or enter into transactions with affiliates, among other things. As of December 31, 2017, we were in compliance with our covenants.

In connection with obtaining the Revolving Credit Facility, we incurred debt issuance costs, which are being amortized through the maturity date. At December 31, 2017 and 2016, we had $0.6 million and $0.2 million, respectively, of deferred debt issuance costs, which are recorded in “Other assets, net” in the Consolidated Balance Sheets.” Amortization expense of deferred debt issuance costs was $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Notes Payable

Notes payable consisted of the following:

	December 31,
	2017	2016
Value Lighting acquisition note	$2.1	$2.4
TNT acquisition notes	—	2.0
Energy Source acquisition notes	—	10.0

Total notes payable	$2.1	$14.4
Less: Notes payable - current	(1.8)	(2.4)

Notes payable - noncurrent	$0.3	$12.0

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

TNT Acquisition Notes

In connection with the acquisition of TNT in May 2016, we issued $2.0 million in promissory notes bearing interest at 5% per annum, of which $1.0 million was due on April 21, 2017 and $1.0 million was due on November 6, 2017. In February 2017, the maturity date was extended to November 6, 2017 for all of the TNT promissory notes. On November 16, 2017, we repaid the TNT acquisition notes, including interest of $0.2 million. We recorded interest expense of less than $0.1 million for both the years ended December 31, 2017 and 2016.

Energy Source Acquisition Notes

In connection with the acquisition of Energy Source in August 2015, we issued $10.0 million in promissory notes bearing interest at 5% per annum due July 20, 2016, which were supported by an irrevocable letter of credit from RVL. In July 2016, the maturity date was extended to January 20, 2017, with an interest rate of 7%. On January 26, 2017, we repaid the Energy Source acquisition notes, including interest of $0.4 million, using proceeds from the amended Revolving Credit Facility, and the related guarantee provided by RVL was terminated. We recorded interest expense of less than $0.1 million, $0.6 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Debt Maturities

At December 31, 2017, the scheduled maturities of our borrowings were as follows:

Total
Notes Payable
2018	$1.8
2019	0.3
2020	38.6

Total borrowings	$40.7

10.	Purchase Price Obligations

In connection with prior acquisitions, we were obligated to issue contingent consideration. At December 31, 2017, the remaining obligation relates to the acquisition of Energy Source, which will be settled in shares of common stock during the first quarter of 2018. Changes in the fair value of purchase price obligations during the year ended December 31, 2017 were as follows:

	December 31,
	2017	2016
Fair value, January 1	$3.0	$8.8
Fair value of acquisition liabilities paid (1)	(1.5)	(7.6)
Fair value of consideration issued	—	4.1
Change in fair value (2)	(1.4)	(2.3)

Fair value, December 31	$0.1	$3.0

(1)	Acquisition liabilities settled in common stock totaled $1.2 million and $6.6 million during 2017 and 2016, respectively.
(2)	Change in fair value includes a reduction due to a change in assumptions utilized in the calculation of purchase price obligations and not meeting applicable thresholds, which were recorded in “Acquisition, severance and transition costs” on the Consolidated Statements of Operations.

11.	Commitments and Contingencies

Leases – We lease office, warehouse and manufacturing facilities throughout the United States. Generally, the lease agreements require us to pay the operating expenses of the properties, in some cases including property taxes. The majority of our leases include renewal options at existing or current market rates. Rent expense related to operating leases was $3.2 million, $2.3 million and $2.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The future minimum payment obligations as of December 31, 2017 for operating leases are as follows:

Minimum Lease Payments
2018	$3.7
2019	3.5
2020	2.6
2021	1.8
2022	1.1
Thereafter	0.8

Total future payment obligations	$13.5

Other Matters – In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Based upon such evaluation, at December 31, 2017, we were not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. We may be required to make payments under a certain channel distribution agreement if certain revenue targets are achieved. The maximum amount of such payments is $0.5 million, which has been accrued as of December 31, 2017.

12.	Stockholders’ Equity

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

The changes in issued and outstanding common stock during the years ended December 31, 2016, 2015 and 2014 were as follows:

Shares
Balance at January 1, 2015	12,971,438
Shares issued for stock-based compensation	142,556
Shares issued in private placement offering (1)	869,600
Shares issued for contingent consideration and acquisition	1,980,909

Balance at December 31, 2015	15,964,503
Shares issued for stock-based compensation	310,959
Shares issued for contingent consideration and acquisition	1,254,137
Shares issued in public offering (2)	3,191,250
Shares issued in private placement offering (3)	172,413

Balance at December 31, 2016	20,893,262
Shares issued for stock-based compensation	226,922
Shares issued for contingent consideration and acquisition	232,199

Balance at December 31, 2017	21,352,383

(1)	Shares sold in a private placement to one of our distributors. Net proceeds were used for general corporate purposes.
(2)	Underwritten public offering of our common stock at an offering price of $5.25 per share. Net proceeds of the offering were $15.2 million, which were used to fund the cash portion of the TNT acquisition, pay down bank debt, and for general corporate purposes.
(3)	Shares sold for $1.0 million in a private placement to one of our distributors. Net proceeds were used for general corporate purposes.

At December 31, 2017, 8,670,386 shares, or 41% of our outstanding shares, were owned by RVL and its affiliates. During the first quarter of 2018, RVL and its affiliates purchased an additional 1,000,000 shares of common stock for $3.6 million. After such purchases, 9,670,386, or 43% of our outstanding shares were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at December 31, 2017, 2016 and 2015.

13.	Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the TCJA. This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the TCJA limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income however these net operating loss carryforwards can be carried forward indefinitely.

We recognize the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements for the year ended December 31, 2017. Under the Act, our $20.6 million in federal net operating loss carryforwards generated as of December 31, 2017 will continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years. In the quarter ending December 31, 2017, we revalued our deferred tax assets and liabilities due to these changes, including (a) revaluing our federal net deferred tax assets before valuation allowance using the 21% tax rate, resulting in a federal deferred tax provision of $8.8 million; (b) revaluing our federal valuation allowance using the 21% tax rate, including the impact of tax planning strategies, resulting in a federal deferred tax benefit to continuing operations of $(9.2) million; (c) recognizing a federal deferred tax benefit of $(0.7) million for 80% of indefinite lived deferred tax liabilities, which are anticipated to be available as a source of taxable income upon reversal of deferred tax assets that would also have indefinite lives; and (d) recognizing $0.2 million deferred tax benefit due to refundable AMT credits.

At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the TCJA; however in certain cases we have made a reasonable estimate of the effects of the TCJA.

Our preliminary estimate of the effects TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Income Taxes

As of December 31, 2017 and December 31, 2016, we reported net operating loss carry forwards for federal income tax purposes of $49.9 million and $21.0 million, respectively, which expire between 2021 and 2037. As of December 31, 2017, we reported net operating loss carry forwards for state income tax purposes of $36.3 million which expire between 2021 and 2037. Utilization of net operating loss carryforwards is dependent on generating future taxable income of the appropriate type and in the appropriate jurisdiction. In addition, as a result of transactions consummated during 2012 and 2013, including the issuance of common and preferred stock and the acquisitions of Seesmart and Relume, substantially all of our net operating loss carryforwards since December 31, 2013 are subject to limitations imposed by Section 382 of the Internal Revenue Code. During 2013, we performed an evaluation of the Section 382 limitations on the use of net operating loss carryforwards and adjusted them accordingly. We have recognized a full valuation allowance related to our remaining net deferred tax assets, including the remaining net operating loss carryforwards.

In connection with prior asset acquisitions, including the acquisition of Energy Source, LLC and TNT Energy, LLC, we have recorded a deferred tax liability related to indefinite lived intangibles. In connection with the 2017 tax reform, we released valuation allowance equal to the effect of the deferred tax assets that will create indefinite lived net operating losses and will be available to offset the indefinite lived deferred tax liability. We also released valuation allowance against AMT credits as they have been refundable under the new tax law.

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2017	2016
Accounts receivable	$2.1	$0.5
Inventories	0.6	1.0
Stock options	1.9	2.2
Accrued liabilities	1.0	2.3
Other	0.2	—
Net operating loss carryforwards	16.4	9.8

Total deferred tax assets	22.2	15.8

Depreciation	(0.2)	(0.2)
Intangible assets	(3.1)	(9.0)

Total deferred tax liabilities	(3.3)	(9.2)

Valuation allowance	(18.9)	(6.6)

Net deferred tax liability	$—	$—

In accordance with ASC 740, valuation allowances are provided against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

For the year ended December 31, 2017, we recorded a provision for income taxes related to the deferred tax liabilities that was netted against deferred tax assets. For the year ended December 31, 2016, we recorded a provision of $0.1 million, respectively, related to AMT taxes as the deferred tax benefits of the net losses were offset by a corresponding increase in the deferred tax valuation allowance.

The following is a reconciliation of tax computed at the statutory federal rate to the income tax expense in the statements of operations for the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Tax benefit at statutory federal rate	$(18.1)	(34.0)	$(0.3)	(34.0)	$(0.8)	(34.0)
Change in valuation allowance	7.5	14.1	1.5	178.8	0.4	16.2
Change in income tax rate to 21%	8.8	16.6	—	—	—	—
Non-deductible expenses	2.3	4.3	0.5	57.0	1.1	45.0
Adjustment to net operating loss carryforwards	—	—	—	—	(0.5)	(21.1)
Other adjustments	(0.5)	(0.2)	(1.7)	(201.8)	(0.2)	(6.1)

Income tax benefit	$—	0.8	$—	—	$—	—

14.	Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Year Ended December 31,
	2017	2016	2016
Numerator:
Net loss	$(53.9)	$(0.5)	$(2.4)

Denominator:
Weighted-average common shares (in thousands) - diluted	20,847	19,034	14,930

Basic and Diluted net loss per share	$(2.59)	$(0.03)	$(0.16)

At December 31, 2017, 2016 and 2015, we were contingently obligated to pay $0.1 million, $0.8 million and $0.5 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2017, 2016 and 2015, as they were antidilutive.

Included in the computation of basic net loss per share for the years ended December 31, 2016 and 2015 were 53,335 and 292,967 potentially dilutive shares, respectively, representing $0.6 million and $6.5 million, respectively, of the total contingent obligation related to shares we unconditionally agreed to issue.

At December 31, 2017, 2016 and 2015, 24,875, 27,828 and 31,483 outstanding options, respectively, with an average exercise price of $44.45, $44.76 and $43.64, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

15.	Stock-Based Compensation

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

The following table presents a summary of activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2017	27,828	$44.76	3.01
Expired	(2,953)	47.40

Outstanding and expected to vest, December 31, 2017	24,875	$44.45	2.57

Exercisable, December 31, 2017	24,875	$44.45	2.57

During the years ended December 31, 2017 and 2016, no options were issued. We issue new shares upon the exercise of options. Options outstanding at December 31, 2017 had no intrinsic value. At December 31, 2017, unrecognized compensation expense related to options was less than $0.1 million, which is expected to be recognized over a weighted-average period of one year.

The 2013 Plan

Under our 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 1,600,000 shares (which includes an additional 500,000 shares approved by the shareholders on May 2, 2017) of our common stock may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates. Awards under the 2013 Plan may be in the form of stock options, which may constitute incentive stock options, or non-qualified stock options, restricted shares, restricted stock units, performance awards, stock bonus awards, share appreciation rights and other stock-based awards. Stock options will be issued at an exercise price not less than 100% of the market value at the date of grant and expire no later than ten years after the date of grant. Stock awards typically vest over three years but vesting periods for non-employees may be longer or based on the achievement of performance goals.

Restricted Shares

The following table presents a summary of activity for the year ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	360,305	$7.32
Vested	(136,039)	8.67
Forfeited	(767)	17.24

Outstanding and expected to vest, December 31, 2017	223,499	$6.46

At December 31, 2017, there was $0.2 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 1.9 years. During the years ended December 31 2016 and 2015, we granted 327,508 and 110,350 shares, respectively, at a weighted average grant date fair value of $6.25 and $13.30, respectively. The total fair value of restricted shares that vested during the years ended December 31, 2017, 2016 and 2015 was $1.2 million, $1.3 million and $1.5 million, respectively.

Restricted Share Units

During the year ended December 31, 2017, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the year ended December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2017	132,517	$6.84
Granted	351,449	7.20
Vested	(227,689)	7.03
Forfeited	(13,593)	7.20

Outstanding and expected to vest, December 31, 2017	242,684	$7.17

At December 31, 2017, there was $1.7 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of restricted shares that vested during the year ended December 31, 2017 was $1.6 million.

16.	Defined Contribution Plan

We have established a 401(k) plan that permits participants to make contributions by salary reduction, and we match these contributions up to a predefined threshold. During the years ended December 31, 2017, 2016 and 2015, compensation expense associated with our matching contribution was $0.4 million, $0.3 million and $0.2 million, respectively.

17.	Related Party Transactions

Chairman, Chief Executive Officer and President

As of December 31, 2017, our Chairman, Chief Executive Officer, and President has guaranteed $10.0 million of borrowings under our Revolving Credit Facility. See Note 9.

Aston Capital, LLC

On April 1, 2016, we entered into a $2.6 million amended and restated promissory note with Aston Capital, LLC (“Aston”), which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option. In May 2017, we amended the promissory note with Aston to include an additional $9.1 million of borrowings.

In March 2017, Aston provided a $1.5 million advance that bears interest annually at 9%, which is included in “Related party notes payable” in the Consolidated Balance Sheets at December 31, 2017. During 2017, we repaid $0.5 million of the advance. On November 30, 2016, Aston provided a $1.5 million advance that bore interest annually at 9%, which is included in “Related party notes payable” in the Consolidated Balance Sheets at December 31, 2016, and was repaid on January 26, 2017 using proceeds from the amended Revolving Credit Facility.

At December 31, 2017 and 2016, we had accrued interest of $0.1 million and $0.2 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we recorded interest expense related to financing agreements with Aston of $0.8 million, $0.2 million and $0.2 million, respectively.

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

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. Our proportionate share of the space under the underlying lease, which we paid to Aston, was $0.3 million during each of the years ended December 31, 2017, 2016 and 2015.

18. Segment, Geographic and Concentration Information

Our operations consist of one reportable segment for financial reporting purposes, Lighting Products and Solutions (principally LED fixtures and lamps), for which financial information is available and which is utilized on a regular basis by our Chief Executive Officer, who is our chief operating decision maker (“CODM”), to assess performance.

Revenue by geographic location, based on location of customers, were as follows:

	Year Ended December 31,
	2017	2016	2015
United States	$152.2	$172.0	$129.3
Other	0.1	0.1	0.4

Revenue	$152.3	$172.1	$129.7

All long-lived assets were held at locations within the United States. A portion of our LEDs and LED lighting products and systems are manufactured by select contract manufacturers. While we believe alternative manufacturers for the production of these products are available, we have selected these particular manufacturers based on their ability to consistently produce these products per our specifications ensuring the best quality product at the most cost effective price. We depend on these manufacturers to satisfy performance and quality specifications and to dedicate sufficient production capacity for finished products within scheduled delivery times. Accordingly, the loss of one or more of these manufacturers or delays in obtaining shipments could have a material adverse effect on our operations until such time as an alternative manufacturer could be found.

19.	Acquisition of TNT Energy, LLC

In May 2016, we completed the acquisition of TNT, a turnkey provider of LED lighting-based energy savings projects within the commercial, industrial, hospitality, retail, education and municipal sectors. TNT’s headquarters is located in Raynham, Massachusetts. The acquisition of TNT is expected to expand our footprint within key lighting retrofit markets in the United States. We believe this is a direct complementary fit with our division, Energy Source, based in Providence, RI. In addition to its broad existing customer base, TNT is a contract vendor for the Small C&I Business Programs of northeast utility companies, with a defined territory of approximately 120 municipalities throughout Massachusetts. We acquired TNT for its management team, its client base and operational and business development synergies.

We accounted for the acquisition of TNT under ASC 805, Business Combinations (“ASC 805”), which requires recording assets and liabilities at fair value. Under the acquisition method of accounting, each tangible and separately identifiable intangible asset acquired and liabilities assumed were recorded based on their estimated fair values on the date of the acquisition.

Consideration:
Cash paid	$8.6
Promissory note	2.0
Contingent consideration	4.1

Net Assets	$14.7

Fair Value of Assets Acquired and Liabilities Assumed:
Working capital, net	$0.9
Goodwill (1)	7.9
Intangible assets	5.9

Net Assets	$14.7

(1)	Since our initial valuation on the date of the acquisition, we recorded a $1.7 million increase to goodwill related to adjustments in working capital, including $0.1 million in the second quarter of 2017. Goodwill is expected to be deductible for income tax purposes.

20.	Restructuring Activities

In the fourth quarter of 2017, we announced a restructuring plan to further streamline our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations.

In connection with this restructuring, we abandoned certain assets, including inventory of $9.2 million and certain discontinued customer accounts and other, totaling $15.0 million (net of expected recoveries), of which $9.2 million was recorded as part of “Cost of sales” in the Consolidated Statements of Operations. In addition, we recorded $1.9 million of accrued restructuring costs related to severance, outplacement and other employee costs, lease terminations and other relocation costs.

Restructuring charges have been recorded in accordance with ASC 420-10, “Exit or Disposal Cost Obligations.” We account for one-time termination benefits, contract terminations and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we established a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs. We will reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjusted our remaining estimated liabilities, if necessary. It is expected that the actions taken for this restructuring will be substantially completed by the end of the second quarter of 2018.

The actions taken for this restructuring will be substantially completed by the end of the first quarter of 2018.

21.	Quarterly Results of Operations (Unaudited)

The following represents our unaudited quarterly results for the years ended December 31, 2017 and 2016. These quarterly results were prepared in conformity with GAAP and reflect all adjustments that are, in the opinion of management, fair and necessary for a fair statement of results, and were of a normal recurring nature. The 2017 and 2016 acquisitions are included in the quarterly consolidated results of operations from their respectively acquisition dates.

Unaudited quarterly results for 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30.6	$43.4	$43.1	$35.2
Gross profit	10.1	14.2	13.9	3.5

Net loss	$(5.0)	$(0.7)	$(2.5)	$(45.7)

Basic and diluted net loss per common share	$(0.24)	$(0.03)	$(0.12)	$(2.17)

Unaudited quarterly results for 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27.6	$43.1	$50.2	$51.2
Gross profit	9.1	13.3	15.9	17.6

Net income (loss)	$(2.6)	$(1.1)	$1.6	$1.6

Basic and diluted net income (loss) per common share	$(0.16)	$(0.06)	$0.08	$0.08

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

Management conducted its evaluation of the effectiveness of our Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein.

(c) Changes in internal controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics and to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our definitive proxy statement relating to our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of our common stock that may be issued under our equity compensation plans. For additional information regarding our stock option plans and the accounting effects of our stock-based compensation, please see Notes 2 and 15 of our Notes to Consolidated Financial Statements.

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares available for future issuance (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	24,875	$44.45	—
Equity compensation plans not approved by stockholders	—	N/A	709,837

Totals	24,875	N/A	709,837

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2018 annual meeting of stockholders and is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of March 6, 2014, by and among, Revolution Lighting Technologies, Inc., Value MergerSub, LLC, Value Lighting, Inc., AL Enterprises, Inc., Value Lighting of Houston, LLC and the Stockholders named therein (incorporated by reference from our Current Report on Form 8-K filed March 10, 2014)+

2.2	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – Energy Source, Inc., Energy Source, LLC, Michael H. Lemoi, Jr. and Ronald T. Sliney, dated as of August 5, 2015 (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)+

2.3	Membership Interest Purchase Agreement by and among Revolution Lighting Technologies – TNT Energy, LLC, TNT Energy, LLC, Timothy M. Blanchard and Theodore A. Carmone, Jr., dated as of May 2, 2016 (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)+

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to our Quarterly Report on Form 10-Q filed on August 4, 2016)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K filed on January 30, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2012)++

10.2	2003 Stock Incentive Plan (incorporated by reference to our Definitive Proxy Statement filed April 16, 2004)++

10.3	Amended Management Services Agreement, dated as of January 5, 2017, by and between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed March 9, 2017)

10.4	Investment Agreement, dated as of September 12, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 17, 2012)

10.5	Registration Rights Agreement, dated as of September 25, 2012, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed September 26, 2012)

10.6	Settlement and Patent License Agreement, dated as of August 1, 2012, by and between Revolution Lighting Technologies, Inc. and Koninklijke Philips Electronics N.V. (incorporated by reference to our Quarterly Report on Form 10-Q filed November 14, 2012)

10.7	Investment Agreement, dated as of February 21, 2013, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed February 22, 2013)

10.8	Investment Agreement, dated as of March 8, 2013, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, and Great American Life Insurance Company (incorporated by reference to our Current Report on Form 8-K filed March 14, 2013)

10.9	Form of Restricted Share Award Agreement (incorporated by reference to our Quarterly Report on Form 10-Q filed May 15, 2013)++

10.10	Revolution Lighting Technologies, Inc. 2013 Stock Incentive Plan, as amended (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2017)++

10.11	Promissory Note dated as of February 25, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Annual Report on Form 10-K filed March 14, 2014)

10.12	Promissory Note dated as of April 4, 2014 between the Company and Aston Capital LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.13	Promissory Note dated as of April 17, 2014 between the Company and RVL 1 LLC (incorporated herein by reference to our Current Report on Form 8-K filed April 23, 2014)

10.14	Exchange Agreement, dated June 30, 2014, by and among Revolution Lighting Technologies, Inc., RVL 1 LLC and Aston Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed July 3, 2014)

10.15	Exchange Agreement dated as of July 31, 2014 between the Company and Aston Capital LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.16	Promissory Note, dated as of July 31, 2014, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Current Report on Form 8-K filed August 4, 2014)

10.17	Loan and Security Agreement, dated as of August 20, 2014, as amended, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.18	Guaranty, dated as of August 20, 2014, by each of Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, Seesmart, Inc., Envirolight LED, LLC, Sentinel System, LLC and Value Lighting of Houston, LLC, in favor of Bank of America, N.A. and the Secured Parties (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.19 (a)	Consent and First Amendment to Loan and Security Agreement, dated as of September 29, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19 (b)	Consent, Joinder and Second Amendment to Loan and Security Agreement, dated as of December 19, 2014, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19 (c)	Third Amendment to Loan and Security Agreement, dated as of April 17, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19 (d)	Consent and Fourth Amendment to Loan and Security Agreement, dated as of June 10, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19 (e)	Consent, Joinder and Fifth Amendment to Loan and Security Agreement, dated as of August 5, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19 (f)	Consent, Joinder and Sixth Amendment to Loan and Security Agreement, dated as of October 27, 2015, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 10, 2016)

10.19(g)	Consent and Seventh Amendment to Loan and Security Agreement and Fifth Amendment to Pledge Agreement, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)

10.19(h)	Consent and Eighth Amendment to Loan and Security Agreement and Ratification of Guaranty, dated as of April 19, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC, Revolution Lighting – E-Lighting, Inc. and Seesmart, Inc., the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 2, 2016)

10.19(i)	Consent, Joinder and Ninth Amendment to Loan and Security Agreement and Sixth Amendment to Pledge Agreement, dated May 6, 2016, by and among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., and TNT Energy, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed May 9, 2016)

10.19(j)	Consent and Tenth Amendment to Loan and Security Agreement and Seventh Amendment to Pledge Agreement, dated as of November 3, 2016, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Annual Report on Form 10-K filed March 9, 2017)

10.19(k)	Eleventh Amendment to Loan and Security Agreement, Eighth Amendment to Pledge Agreement and Ratification of Guaranty, dated as of January 26, 2017, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source LLC and Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017)

10.19(l)	Twelfth Amendment to Loan and Security Agreement, dated as of April 12, 2017, among Revolution Lighting Technologies, Inc., Lumificient Corporation, Lighting Integration Technologies, LLC, Seesmart Technologies, LLC, Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Energy Source, LLC, Revolution Lighting – E-Lighting, Inc., Seesmart, Inc., TNT Energy, LLC, the Guarantors party thereto and Bank of America, N.A. (incorporated by reference to our Quarterly Report on Form 10-Q filed May 2, 2017)

10.20	Pledge Agreement, dated as of August 20, 2014, by and among Revolution Lighting Technologies, Inc., the Borrowers listed on Schedule I thereto, the Guarantors listed on Schedule II thereto and Bank of America, N.A. (incorporated by reference to our Current Report on Form 8-K filed August 26, 2014)

10.21	Exchange Agreement, dated as of November 25, 2014, by and between Revolution Lighting Technologies, Inc. and RVL 1 LLC (incorporated by reference to our Current Report on Form 8-K filed November 26, 2014)

10.22	Investment Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.23	Registration Rights Agreement, dated as of August 5, 2015, by and among Revolution Lighting Technologies, Inc., Great American Insurance Company, Great American Life Insurance Company and BFLT, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.24	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Michael H. Lemoi, Jr. (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.25	Promissory Note dated August 5, 2015 issued by Revolution Lighting Technologies – Energy Source, Inc. to Ronald T. Sliney (incorporated by reference to our Quarterly Report on Form 10-Q filed August 6, 2015)

10.26	Reimbursement Agreement, dated as of January 26, 2017, among Robert V. LaPenta, Seesmart, Inc., Relume Technologies, Inc., Tri-State LED DE, LLC, Value Lighting, LLC, All Around Lighting, L.L.C., Revolution – E-Lighting, Inc., Energy Source, LLC, TNT Energy LLC, Revolution Lighting Technologies, Inc., Lumificient Corporation, Seesmart Technologies, LLC, Lighting Integration Technologies, LLC, Sentinel System, LLC, Break One Nine, Inc., Revolution Lighting Technologies – Energy Source, Inc., Value Lighting of Houston, LLC and Revolution Lighting Technologies – TNT Energy, LLC (incorporated by reference to our Current Report on Form 8-K filed February 1, 2017)

10.27	Promissory Note, dated as of May 2, 2017, by and between Revolution Lighting Technologies, Inc. and Aston Capital, LLC (incorporated by reference to our Quarterly Report on Form 10-Q filed July 27, 2017)

14	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB filed March 26, 2004)

21.1	Subsidiaries of Revolution Lighting Technologies, Inc. *

23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm*

31.1	Certifications by our chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certifications by our chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certifications by our chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101**	The following financial statements from Revolution Lighting Technologies, Inc.’s Yearly Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Stockholders’ Equity (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements

*	Filed or furnished herewith.
**	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T.
+	Revolution Lighting Technologies, Inc. hereby agrees to furnish a supplemental copy of any omitted schedule or similar attachment to this agreement to the Securities and Exchange Commission upon its request.
++	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

Date: March 8, 2018	By:	/s/ Robert V. LaPenta
Robert V. LaPenta
Chairman of the Board, Chief Executive
Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert V. LaPenta	March 8, 2018
Robert V. LaPenta
Chairman of the Board, Chief Executive
Officer and President
(Principal Executive Officer)

/s/ James A. DePalma	March 8, 2018
James A. DePalma – Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ William Ingram	March 8, 2018
William Ingram – Director

/s/ Dennis McCarthy	March 8, 2018
Dennis McCarthy – Director

/s/ Stephen G. Virtue	March 8, 2018
Stephen G. Virtue – Director