Form 10-Q
period 2018-03-31
Revolution Lighting Technologies, Inc.
filed 2018-05-01
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the Registrant had 22,363,733 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$1,439	$945
Accounts receivable, net of allowance for doubtful accounts	29,746	34,972
Unbilled contracts receivable	6,557	6,083
Inventories, net	27,276	26,164
Vendor deposits, prepaid expenses and other	10,416	9,510

Total current assets	75,434	77,674
Property and equipment, net	2,125	1,603
Goodwill	61,508	61,508
Intangible assets, net	27,518	28,372
Other assets, net	1,051	1,077

Total assets	$167,636	$170,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,605	$28,833
Accrued and other liabilities	9,822	11,570
Notes payable	1,886	1,796
Related party notes payable	1,200	1,000
Purchase price obligations	130	130

Total current liabilities	37,643	43,329
Revolving credit facility	40,060	38,633
Notes payable	180	270
Related party notes payable	11,720	11,720
Other noncurrent liabilities	375	419

Total liabilities	89,978	94,371

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 22,364 shares issued and outstanding at March 31, 2018 and 35,000 shares authorized and 21,352 shares issued and outstanding at December 31, 2017	22	21
Additional paid-in-capital	208,928	204,944
Accumulated deficit	(131,292)	(129,102)

Total stockholders’ equity	77,658	75,863

Total liabilities and stockholders’ equity	$167,636	$170,234

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$33,739	$30,570
Cost of sales	22,240	20,496

Gross profit	11,499	10,074
Operating expenses:
Selling, general and administrative	10,096	10,090
Research and development	818	422
Amortization and depreciation	1,001	1,939
Acquisition, severance and transition costs	169	658
Stock-based compensation	673	1,118

Total operating expenses	12,757	14,227

Operating loss	(1,258)	(4,153)
Interest expense and other charges	(932)	(802)

Net loss	$(2,190)	$(4,955)

Net loss per share, basic and diluted	$(0.10)	$(0.24)

Weighted average shares outstanding, basic and diluted	21,822	20,599

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Year Ended December 31, 2017 and Three Months Ended March 31, 2018

(In thousands)

	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2017	21	200,887	(75,195)	125,713
Stock-based compensation	—	2,861	—	2,861
Shares issued for contingent consideration	—	1,196	—	1,196
Net loss	—	—	(53,907)	(53,907)

Balance, December 31, 2017	$21	$204,944	$(129,102)	$75,863
Stock-based compensation	—	385	—	385
Issuance of common stock for cash, net of issuance costs	1	3,599	—	3,600
Net loss	—	—	(2,190)	(2,190)

Balance, March 31, 2018	$22	$208,928	$(131,292)	$77,658

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(2,190)	$(4,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	1,367	1,939
Stock-based compensation	673	1,118
Change in fair value of contingent consideration	—	(785)
Other noncash items affecting net income	86	21
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	5,226	7,161
(Increase) decrease in unbilled contracts receivable	(474)	1,841
(Increase) decrease in inventories, net	(1,112)	(3,571)
(Increase) decrease in prepaid and other assets	(1,709)	(1,549)
Increase (decrease) in accounts payable and accrued liabilities	(6,308)	(5,432)

Net cash used in operating activities	(4,441)	(4,212)

Cash Flows from Investing Activities:
Purchase of property and equipment and other	(292)	(231)

Net cash used in investing activities	(292)	(231)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	3,600	—
Net proceeds from revolving credit facility	1,427	14,819
Net proceeds from related party notes payable	200	—
Repayments of notes payable and short-term borrowings	—	(10,090)

Net cash provided by financing activities	5,227	4,729

Net increase (decrease) in cash and cash equivalents	494	286
Cash and cash equivalents, beginning of period	945	883

Cash and cash equivalents, end of period	$1,439	$1,169

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In millions, except share and per share data, or unless otherwise noted)

1. The Company

Revolution Lighting Technologies, Inc., together with its wholly-owned subsidiaries (“Revolution”, “we”, “us” or “our”), is a leader in the designing, manufacturing, marketing, and selling of light-emitting diode (“LED”) lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Multi-Family and Tri-State LED, to transform lighting into a source of superior energy savings, quality light and well-being.

We generate revenue by selling lighting products and solutions for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, commercial office, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures, controls and lamps).

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosure made are adequate to make the information not misleading. The condensed financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from our audited consolidated financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, these accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state our financial position, results of operations, and cash flows as of and for the dates and periods presented as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements include the accounts of Revolution Lighting Technologies, Inc. and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2018, or for any other future period. Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have historically experienced increasing revenue as the year progresses.

Purchase Price Obligations

In connection with the acquisition of Energy Source, we were obligated to issue contingent consideration of $0.1 million at both March 31, 2018 and December 31, 2017, which was paid on April 4, 2018.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenue” and “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations). For the three months ended March 31, 2018 and 2017, revenues from sales taxes were $1.0 million and $0.7 million, respectively.

Liquidity and Capital Resources

Our liquidity as of March 31, 2018 and December 31, 2017 was $3.5 million and $7.4 million, respectively, which consisted of cash and cash equivalents of $1.4 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $2.1 million and $6.5 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations. See Note 13.

At March 31, 2018 and December 31, 2017, we had working capital of $37.8 million and $34.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Recent accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases,” which requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The adoption of this standard is not expected to have a material effect on our results of operations.

Recently adopted accounting pronouncements

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), using the modified retrospective approach. ASC 606 replaces all current GAAP guidance on this topic and eliminates all industry-specific guidance, and provides a unified model to determine how revenue is recognized. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In doing so, companies need to use more judgment and make more estimates than under prior guidance. Judgments may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each performance obligation. The adoption of ASC 606 did not have a material effect on our financial statements. We have updated our processes and controls necessary for implementing this standard, including the increased disclosure requirements.

On January 1, 2018, we adopted ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on eight specific cash flow issues. The adoption of this standard did not have a material effect on our financial statements.

On January 1, 2018, we adopted ASU 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which assists entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The adoption of this standard had no impact on our financial statements.

On January 1, 2018, we adopted ASU 2017-09, “Compensation—Stock Compensation: Scope of Modification Accounting” which provides guidance about which changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. The adoption of this standard did not have a material impact on our financial statements.

2. Revenue from Contracts with Customers

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

We recognize revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects using cost-based input methods, in which significant judgement is required to evaluate assumptions including the amount of net contract revenue and the total estimated cost to determine our progress towards contract completion and to calculate the corresponding amount of revenue recognized. Cost-based input methods are used to reflect contract progress as costs are incurred. The transaction price is determined based on the contract price, which has a fixed or determinable fee. If estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known. The cumulative effect of revisions to estimates related to net contract revenues or costs to complete contracts are recorded in the period in which the revisions to estimates are identified and the amounts can be reasonably estimated.

During the three months ended March 31, 2018 and 2017, the majority of our revenue was earned from the sale of LED products. While we did recognize revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation products, the amount, predominately related to LED products, was generally included in the overall price. The aggregate revenue for the three months ended March 31, 2018 of $33.7 million includes approximately 29% related to turnkey energy conservation projects, the most significant portion of which represents LED product sales.

Unbilled contracts receivable represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for construction-type contracts. Billing requirements vary by contract and are generally structured as milestone based or in accordance with prescribed billing dates (i.e. first and middle of the month) to coincide with the completion of the project. From time to time, certain of our turnkey energy conservation projects may also contain retainage provisions. Retainage represent a contract asset for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security, until a specific period of time has elapsed. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. At March 31, 2018, we had no contracts with an original expected length of greater than one year.

We have excluded disclosure related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied at March 31, 2018 as the contract periods are of one year or less. Additionally, we have elected the practical expedient to expense sales commissions when incurred, which are recorded within “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations. We have elected to treat shipping and handling costs as fulfillment activities and not as promised services.

3. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	March 31, 2018	December 31, 2017
Trade receivables	$30.2	$35.5
Allowance for doubtful accounts	(0.5)	(0.5)

Accounts receivable, net of allowance for doubtful accounts	$29.7	$35.0

Bad debt expense, which was recorded in “Selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, was less than $0.1 million for both the three months ended March 31, 2018 and 2017.

4. Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$0.3	$0.3
Finished goods	28.2	27.1

Total	28.5	27.4
Less: Provision for obsolescence	(1.2)	(1.2)

Inventories, net	$27.3	$26.2

5. Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	March 31, 2018	December 31, 2017
Total property and equipment	$3.7	$3.0
Less accumulated depreciation	(1.6)	(1.4)

Property and equipment, net	$2.1	$1.6

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million for both the three months ended March 31, 2018 and 2017.

6. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$24.6	$(7.2)	$17.4	$24.6	$(6.6)	$18.0
Trademarks/Trade Names	12.2	(2.5)	9.7	12.2	(2.3)	9.9
Other	1.3	(0.9)	0.4	1.3	(0.8)	0.5

Intangible assets	$38.1	$(10.6)	$27.5	$38.1	$(9.7)	$28.4

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.9 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Compensation, benefits and commissions	$3.7	$3.7
Accrued restructuring costs (1)	1.4	1.8
Accruals and other current liabilities	4.7	6.1

Accrued and other current liabilities	$9.8	$11.6

(1)	See Note 14 for additional information regarding restructuring activities.

8. Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of March 31, 2018, our Chairman, Chief Executive Officer and President had guaranteed $10.0 million of the borrowings under the Revolving Credit Facility (see Note 13). At March 31, 2018 and December 31, 2017, the balance outstanding on the Revolving Credit Facility was $40.1 million and $38.6 million, respectively. We recorded interest expense of $0.5 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

In connection with obtaining the revolving credit facility, we incurred debt issuance costs, which are being amortized through the maturity date. At March 31, 2018 and December 31, 2017, we had $0.5 million and $0.6 million, respectively, of deferred debt issuance costs, which are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. Amortization expense of deferred debt issuance costs was less than $0.1 million for both the three months ended March 31, 2018 and 2017.

Notes Payable

Notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Value Lighting acquisition note	$2.1	$2.1

Total notes payable	$2.1	$2.1
Less: Notes payable—current	(1.9)	(1.8)

Notes payable—noncurrent	$0.2	$0.3

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

9. Stockholders’ Equity

Common Stock

The changes in issued and outstanding common stock during the three months ended March 31, 2018 were as follows:

Shares
Balance at January 1, 2018	21,352,383
Shares issued for stock-based compensation	11,350
Shares issued to RVL and affiliates	1,000,000

Balance at March 31, 2018	22,363,733

During the first quarter of 2018, our Chief Executive Officer purchased an additional 850,000 shares of common stock and our Chief Financial Officer purchased an additional 150,000 shares of common stock for a total of $3.6 million. At March 31, 2018, 9,670,386, or 43% of our outstanding shares were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at March 31, 2018.

10. Income Taxes

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act. This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to: (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) modifying the officer’s compensation limitation, and (iv) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. Specifically, the TCJA limits the amount the Company is able to deduct for net operating loss carryforwards generated in taxable years beginning after December 31, 2017 to 80% of taxable income; however, these net operating loss carryforwards can be carried forward indefinitely.

We recognize the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA were recognized in the financial statements for the year ended December 31, 2017. Under the Act, our $60.6 million in federal net operating loss carryforwards generated as of March 31, 2018 will continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years.

At March 31, 2018, we had not completed our accounting for the tax effects of the enactment of the TCJA; however in certain cases we have made a reasonable estimate of the effects of the TCJA. Our preliminary estimate of the effects of the TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit during the three months ended March 31, 2018 and 2017 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of March 31, 2018, we had approximately $60.6 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

11. Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(2.2)	$(5.0)

Denominator:
Weighted-average common shares (in thousands)—diluted	21,822	20,599

Basic and Diluted net loss per share	$(0.10)	$(0.24)

At March 31, 2017, we were contingently obligated to pay $0.5 million, which may be settled, at our option, in either cash or an equivalent amount of common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2017, as they were antidilutive. Included in the computation of basic net loss per share for the three months ended March 31, 2017 were 40,002 potentially dilutive shares.

At March 31, 2018 and 2017, 24,875 and 27,828 outstanding options, respectively, with an average exercise price of $44.45 and $44.76, respectively, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12. Stock-Based Compensation

The 2003 Plan

The following table presents a summary of activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2018	24,875	$44.45	2.57

Outstanding and expected to vest, March 31, 2018	24,875	$44.45	2.25

Exercisable, March 31, 2018	24,875	$44.45	2.25

During the three ended March 31, 2018, no options were issued. We issue new shares upon the exercise of options. Options outstanding at March 31, 2018 had no intrinsic value. At March 31, 2018, unrecognized compensation expense related to options was less than $0.1 million, which is expected to be recognized over a weighted-average period of less than one year.

The 2013 Plan

Under our 2013 Stock Incentive Plan, as amended (the “2013 Plan”), an aggregate of 1,600,000 shares of our common stock may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates. On May 1, 2018, our shareholders will vote on a fifth amendment to the 2013 Plan to increase the number of shares that may be issued under the Plan to 2,600,000.

Restricted Shares

The following table presents a summary of activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	223,499	$6.46

Outstanding and expected to vest, March 31, 2018	223,499	$6.46

At March 31, 2018, there was $0.4 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted shares that vested during the three months ended 2017 was $0.2 million.

Restricted Share Units

During the three months ended March 31, 2018, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the three months ended March 31, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	242,684	$7.17
Granted	119,167	4.25
Vested	(11,350)	5.12
Forfeited	(3,334)	6.35

Outstanding and expected to vest, March 31, 2018	347,167	$4.82

At March 31, 2018, there was $2.2 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of restricted shares that vested was less than $0.1 million for each of the three months ended March 31, 2018 and 2017.

13. Related Party Transactions

Chairman, Chief Executive Officer and President

As of March 31, 2018, our Chairman, Chief Executive Officer, and President has guaranteed $10.0 million of borrowings under our Revolving Credit Facility. See Note 8.

During the first quarter of 2018, our Chief Executive Officer purchased an additional 850,000 shares of common stock and our Chief Financial Officer purchased an additional 150,000 shares of common stock for a total of $3.6 million. See Note 9.

Aston Capital, LLC

At both March 31, 2018 and 2017, we had a promissory note for $11.7 million with Aston Capital, LLC (“Aston”), which bears interest at 9% annually and matures on April 1, 2019, which can be prepaid at our option.

During the three months ended March 31, 2018 and 2017, Aston provided $0.2 million and $1.5 million, respectively, in advances that bear interest annually at 9%. At March 31, 2018 and December 31, 2017, the balance was $1.2 million and $1.0 million, respectively, which was included in “Related party notes payable” in the unaudited Condensed Consolidated Balance Sheets.

At March 31, 2018 and December 31, 2017, we had accrued interest of $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2018 and 2017, we recorded interest expense related to financing agreements with Aston of $0.3 million and less than $0.1 million, respectively.

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

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. Our proportionate share of the space under the underlying lease, which we paid to Aston, was $0.1 million during both the three months ended March 31, 2018 and 2017.

14. Restructuring Activities

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

Restructuring charges are recorded in accordance with ASC 420-10, “Exit or Disposal Cost Obligations.” Under ASC 420-10, we established a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs. We will reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary. It is expected that the actions taken for this restructuring will be substantially completed by the end of the second quarter of 2018.

At December 31, 2017, we had recorded a liability of $1.8 million related to certain components of the restructuring reserve, which was included in “Accrued and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. During the quarter ended March 31, 2018, we reduced such liability to $1.4 million to reflect payments made for certain restructuring activities.

15. Commitments and Contingencies

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Based upon such evaluation, at March 31, 2018, we were not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. We may be required to make payments under a certain channel distribution agreement if certain revenue targets are achieved. The maximum amount of such payments is $0.5 million, which has been accrued as of March 31, 2018 and was subsequently paid in April 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Revolution Lighting Technologies unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion and other sections in this Quarterly Report on Form 10-Q contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, and actual results could differ materially from those discussed in the forward-looking statements as a result of numerous factors. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements also can be identified by words such as “future,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “will,” “would,” “could,” “can,” “may,” and similar terms. The forward-looking statements are subject to risks, uncertainties and assumptions, which are presented in detail in our Form 10-K.

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

Executive Overview

We are a leader in the designing, manufacturing, marketing, and selling of LED lighting solutions focusing on the industrial, commercial and government markets in the United States, Canada, and internationally. Through advanced LED technologies, we have created an innovative lighting company that offers a comprehensive advanced product platform of high-quality interior and exterior LED lamps and fixtures, including signage and control systems. We are uniquely positioned to act as an expert partner, offering full-service lighting solutions through our operating divisions, including Energy Source, Multi-Family and Tri-State LED, to transform lighting into a source of superior energy savings, quality light and well-being.

We generate revenue by selling lighting products and solutions for use in the commercial, industrial and government markets, which include vertical markets such as military, municipal, commercial office, industrial, warehouse, education, hospitality, retail, healthcare, multi-family and signage-media-accent markets. We market and distribute our products globally through networks of distributors, independent sales agencies and representatives, electrical supply companies, as well as internal marketing and sales forces.

Our operations consist of one reportable segment for financial reporting purposes: Lighting Products and Solutions (principally LED fixtures, controls and lamps).

In the fourth quarter of 2017, we announced a restructuring plan to further streamline our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations. At March 31, 2018 and December 31, 2017, the liability established for restructuring, which is included in “Accrued and other liabilities” in the unaudited Condensed Consolidated Balance Sheets, was $1.4 million and $1.8 million, respectively.

Recent Developments

Private Placement — During the first quarter of 2018, our Chief Executive Officer purchased an additional 850,000 shares of common stock and our Chief Financial Officer purchased an additional 150,000 shares of common stock for a total of $3.6 million. See Note 9 of Notes to unaudited Condensed Consolidated Financial Statements.

Lighting Controls – During 2017, we developed a leading lighting control solution, providing a simple, flexible and scalable system to meet customer needs, now and in the future, for Internet of Things (“IOT”), Power-over-Ethernet (“PoE”) and important security programs. In the first quarter we received a number of customer orders and we expect revenue from lighting control solutions to accelerate throughout 2018 and beyond.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017
	(In Millions)
Revenue	$33.7	$30.6
Cost of sales	22.2	20.5

Gross profit	11.5	10.1
Gross profit as a percentage of revenue	34%	33%
Operating expenses:
Selling, general and administrative	10.1	10.1
Research and development	0.8	0.4
Amortization and depreciation	1.0	2.0
Acquisition, severance and transition costs	0.2	0.7
Stock-based compensation	0.7	1.1

Total operating expenses	12.8	14.3

Operating loss	(1.3)	(4.2)
Interest expense and other charges	(0.9)	(0.8)

Net loss	$(2.2)	$(5.0)

Revenue for the three months ended March 31, 2018 increased $3.1 million, or 10%, as compared to the three months ended March 31, 2017. The increase in revenue reflects the sales related to our expanded product portfolio, including flat panels, wall packs, high bays, controls and other solutions. The favorable mix of products and the impact of our restructuring efforts improved our gross profit margin to 34% for 2018 compared to 33% for 2017.

Selling, general and administrative expenses are comparable for both periods; however, our quarterly run rate of approximately $10.0 million is down significantly from the previous two sequential quarters reflecting the effects of our restructuring actions taken at the end of 2017.

Research and development costs increased due to our ongoing investments in expanding our portfolio of lighting products and controls, including our U.S. government and U.S. military specific product lines.

Amortization and depreciation expense decreased due to the reduction of intangible assets in 2017.

Interest and other expenses for the three months ended March 31, 2018 increased $0.1 million compared to the same period in 2017, primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility (see Note 8).

Liquidity and Capital Resources

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Our liquidity as of March 31, 2018 and December 31, 2017 was $3.5 million and $7.4 million, respectively, which consisted of cash and cash equivalents of $1.4 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $2.1 million and $6.5 million, respectively. As of March 31, 2018, we were in compliance with our covenants under the Bank of America Revolving Credit Facility. At March 31, 2018 and December 31, 2017, we had working capital of $37.8 million and $34.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we recognized revenues of $33.7 million during the three months ended March 31, 2018, we may face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financings, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders. In addition, our significant shareholder, RVL, and its affiliates have historically been a significant source of financing, and they continue to support our operations.

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(In Millions)
Cash used in operating activities	$(4.4)	$(4.2)
Cash used in investing activities	(0.3)	(0.2)
Cash provided by financing activities	5.2	4.7

Net increase in cash and cash equivalents	$0.5	$0.3

Cash Flows used in Operating Activities—Operating cash flows during the three months ended March 31, 2018 primarily reflect increases in inventory, vendor deposits and prepaid assets to support customer requirements for the second quarter of 2018. Operating cash flows during the three months ended March 31, 2017 primarily reflect decreases in accounts payable and accrued liabilities, and increases in inventory.

Cash Flows used in Investing Activities — The use of cash in investing activities during the three months ended March 31, 2018 and 2017 was attributable to purchases of property and equipment of $0.3 million and $0.2 million, respectively.

Cash Flows provided by Financing Activities — Net cash provided by financing activities during the three months ended March 31, 2018 was attributable to $3.6 million of proceeds from the issuance of common stock and $1.6 million of net proceeds from borrowings. Net cash provided by financing activities during the three months ended March 31, 2017 was primarily attributable to $14.8 million of net proceeds from the Revolving Credit Facility, partially offset by the repayment of the $10.0 million Energy Source note.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of March 31, 2018:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$13.8	$4.3	$6.2	$2.6	$0.7
Purchase price obligation (1)	0.1	0.1	—	—	—
Total debt, including interest	56.3	3.4	52.9	—	—

Total	$70.2	$7.8	$59.1	$2.6	$0.7

(1)	Such purchase price obligation was paid on April 4, 2018.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information related to new accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2018, we were exposed to interest rate risk in connection with our variable-rate Bank of America Revolving Credit Facility pursuant to which we may borrow up to $50.0 million on a revolving basis. See Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements.

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

Beginning January 1, 2018, we implemented ASC 606, “Revenue from Contracts with Customers.” Although the new revenue standard had an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceeding required to be disclosed under Item 103 of Regulation S-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities Exchange Commission on March 8, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Financial Statement Schedules

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: May 1, 2018
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: May 1, 2018
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)