Form 10-Q
period 2018-06-30
Revolution Lighting Technologies, Inc.
filed 2018-08-13
CIK 917523

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the Registrant had 22,477,859 shares of Common Stock, $.001 par value, outstanding.

Revolution Lighting Technologies, Inc.

Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Revolution Lighting Technologies, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and cash equivalents	$457	$945
Accounts receivable, net of allowance for doubtful accounts	34,963	34,972
Unbilled contracts receivable	6,813	6,083
Inventories, net	26,706	26,164
Vendor deposits, prepaid expenses and other	9,554	9,510

Total current assets	78,493	77,674
Property and equipment, net	2,051	1,603
Goodwill	61,508	61,508
Intangible assets, net	27,164	28,372
Other assets, net	999	1,077

Total assets	$170,215	$170,234

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$23,476	$28,833
Accrued and other liabilities	7,990	11,570
Acquisition payable	510	1,796
Related party notes payable	1,000	1,000
Purchase price obligations	—	130

Total current liabilities	32,976	43,329
Revolving credit facility	42,107	38,633
Acquisition payable	1,326	270
Related party notes payable	17,728	11,720
Other noncurrent liabilities	244	419

Total liabilities	94,381	94,371

Contingencies and Commitments
Stockholders’ Equity
Common stock, par value $0.001 — 35,000 shares authorized and 22,418 shares issued and outstanding at June 30, 2018 and 35,000 shares authorized and 21,352 shares issued and outstanding at December 31, 2017	22	21
Additional paid-in-capital	209,302	204,944
Accumulated deficit	(133,490)	(129,102)

Total stockholders’ equity	75,834	75,863

Total liabilities and stockholders’ equity	$170,215	$170,234

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$36,444	$43,375	$70,183	$73,945
Cost of sales	24,669	29,127	46,909	49,623

Gross profit	11,775	14,248	23,274	24,322
Operating expenses:
Selling, general and administrative	9,585	10,368	19,681	20,458
Research and development	934	694	1,752	1,116
Amortization and depreciation	1,047	1,793	2,048	3,732
Acquisition, severance and transition costs	790	883	959	1,541
Stock-based compensation	522	478	1,195	1,596

Total operating expenses	12,878	14,216	25,635	28,443

Operating income (loss)	(1,103)	32	(2,361)	(4,121)
Interest expense and other charges	(1,095)	(759)	(2,027)	(1,561)

Net loss	$(2,198)	$(727)	$(4,388)	$(5,682)

Net loss per share, basic and diluted	$(0.10)	$(0.03)	$(0.20)	$(0.27)

Weighted average shares outstanding, basic and diluted	22,232	20,761	22,027	20,680

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

Year Ended December 31, 2017 and Six Months Ended June 30, 2018

(In thousands)

	Common Stock	Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance, January 1, 2017	21	200,887	(75,195)	125,713
Stock-based compensation	—	2,861	—	2,861
Shares issued for contingent consideration	—	1,196	—	1,196
Net loss	—	—	(53,907)	(53,907)

Balance, December 31, 2017	$21	$204,944	$(129,102)	$75,863
Stock-based compensation	—	759	—	759
Issuance of common stock for cash, net of issuance costs	1	3,599	—	3,600
Net loss	—	—	(4,388)	(4,388)

Balance, June 30, 2018	$22	$209,302	$(133,490)	$75,834

See accompanying notes to unaudited condensed consolidated financial statements.

Revolution Lighting Technologies, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(4,388)	$(5,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,825	3,732
Stock-based compensation	1,195	1,596
Change in fair value of contingent consideration	—	(1,645)
Other noncash items affecting net income	186	(103)
Changes in operating assets and liabilities, net of the effect of the acquisition:
(Increase) decrease in trade receivables, net	9	2,683
(Increase) decrease in unbilled contracts receivable	(730)	3,912
(Increase) decrease in inventories, net	(542)	(4,556)
(Increase) decrease in prepaid and other assets	(1,514)	(1,994)
Increase (decrease) in accounts payable and accrued liabilities	(8,253)	(6,379)

Net cash used in operating activities	(11,212)	(8,436)

Cash Flows from Investing Activities:
Payment of acquisition obligations	(137)	(284)
Purchase of property and equipment and other	(1,403)	(652)

Net cash used in investing activities	(1,540)	(936)

Cash Flows from Financing Activities:
Proceeds from the issuance of common stock	3,600	—
Net proceeds from revolving credit facility	3,474	12,747
Net proceeds from related party notes payable	5,280	7,000
Repayments of notes payable and short-term borrowings	(90)	(10,180)
Fees pertaining to issuance of debt	—	(603)

Net cash provided by financing activities	12,264	8,964

Net decrease in cash and cash equivalents	(488)	(408)
Cash and cash equivalents, beginning of year	945	883

Cash and cash equivalents, end of year	$457	$475

Non-cash investing and financing activities:
Issuance of common stock for contingent consideration	$—	$554

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

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending on December 31, 2018, or for any other future period. Our business exhibits some seasonality, with net sales being affected by the impact of weather and seasonal demand on construction and installation programs, particularly during the winter months. Because of these seasonal factors, we have historically experienced increasing revenue as the year progresses.

Purchase Price Obligations

In connection with the acquisition of Energy Source, we were obligated to issue contingent consideration of $0.1 million at December 31, 2017, which was paid on April 4, 2018.

Sales Tax Revenue

We record sales tax revenue on a gross basis (included in both “Revenue” and “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations). Revenues from sales taxes were $1.4 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.4 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Our liquidity as of June 30, 2018 and December 31, 2017 was $2.5 million and $7.4 million, respectively, which consisted of cash and cash equivalents of $0.5 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $2.0 million and $6.5 million, respectively.

Historically, our significant shareholder, RVL 1 LLC (“RVL”), and its affiliates have been a significant source of financing, and they continue to support our operations. See Note 13.

At June 30, 2018 and December 31, 2017, we had working capital of $45.5 million and $34.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

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

2. Revenue from Contracts with Customers

We recognize revenue from our product sales upon shipment or delivery to customers in accordance with the respective contractual arrangements, provided no significant obligations remain and collection is probable. For sales that include customer acceptance terms, revenue is recorded after customer acceptance, which generally requires shipment to the customer’s designated applicable location. It is our policy that all sales are final. Requests for returns are reviewed on a case by case basis. As revenue is recorded, we accrue an estimated amount for product returns as a reduction of revenue.

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

Unbilled contracts receivable represents a contract asset for revenue that has been recognized in advance of billing the customer, which is common for construction-type contracts. Billing requirements vary by contract and are generally structured as milestone-based or in accordance with prescribed billing dates (i.e. first and middle of the month) to coincide with the completion of the project. From time to time, certain of our turnkey energy conservation projects may also contain retainage provisions. Retainage represents a contract asset for the portion of the contract price earned by us for work performed but held for payment by the customer as a form of security, until a specific period of time has elapsed.

Revenue, disaggregated by revenue stream, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue from the sale of LED products	$26.3	$30.2	$49.8	$50.0
Revenue from fixed-price and modified fixed-price contracts for turnkey energy conservation projects (predominately related to LED products)	10.2	13.1	20.4	23.9

Revenue	$36.5	$43.3	$70.2	$73.9

For the three and six months ended June 30, 2018 and 2017, revenue earned outside of the United States was less than 1% for each period.

Practical Expedients and Exemptions

We have excluded disclosure related to the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied at June 30, 2018 as the contract periods are of one year or less. Additionally, we do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. At June 30, 2018, we had no contracts with an original expected length of greater than one year.

We generally expense sales commissions in “Selling, general and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations at the time the applicable revenue is recorded. Shipping and handling costs are treated as fulfillment activities and not as promised services, and are expensed as incurred.

3. Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable, net of allowance for doubtful accounts, consisted of the following:

	June 30,	December 31,
	2018	2017
Trade receivables	$35.4	$35.5
Allowance for doubtful accounts	(0.4)	(0.5)

Accounts receivable, net of allowance for doubtful accounts	$35.0	$35.0

Bad debt expense, which was recorded in “Selling, general and administrative” in the unaudited Condensed Consolidated Statements of Operations, was less than $0.1 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and less than $0.1 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

4. Inventories, Net

Inventories, which are primarily purchased from third parties, consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$0.8	$0.3
Finished goods	26.5	27.1

Total	27.3	27.4
Less: Provision for obsolescence	(0.6)	(1.2)

Inventories, net	$26.7	$26.2

During the three and six months ended June 30, 2018, we reduced both finished goods and the provision for obsolescence by $0.3 million.

5. Property and Equipment

Property and equipment, net of accumulated depreciation, consisted of the following:

	June 30,	December 31,
	2018	2017
Total property and equipment	$3.8	$3.0
Less accumulated depreciation	(1.7)	(1.4)

Property and equipment, net	$2.1	$1.6

Depreciation expense related to property and equipment, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million for both the three months ended June 30, 2018 and 2017, respectively, and $0.3 million for both the six months ended June 30, 2018 and 2017, respectively.

6. Intangible Assets

Intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Cost	Accumulated Amortization	Net Carrying Amount	Gross Cost	Accumulated Amortization	Net Carrying Amount
Customer relationships and product supply agreements	$25.1	$(7.8)	$17.3	$24.6	$(6.6)	$18.0
Trademarks/Trade Names	12.2	(2.7)	9.5	12.2	(2.3)	9.9
Other	1.3	(0.9)	0.4	1.3	(0.8)	0.5

Intangible assets	$38.6	$(11.4)	$27.2	$38.1	$(9.7)	$28.4

Amortization expense related to intangible assets, which was recorded in “Amortization and depreciation” in the unaudited Condensed Consolidated Statements of Operations, was $0.8 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $1.7 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively.

7. Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Compensation, benefits and commissions	$2.8	$3.7
Accrued restructuring costs (1)	1.3	1.8
Accruals and other current liabilities	3.9	6.1

Accrued and other current liabilities	$8.0	$11.6

(1)	See Note 14 for additional information regarding restructuring activities.

8. Financings

Revolving Credit Facility

On January 26, 2017, we amended the loan and security agreement with Bank of America to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory, which matures on January 26, 2020 (the “Revolving Credit Facility”). Under the Revolving Credit Facility, the maximum applicable margin for LIBOR rate loans is 2.75%, and the maximum applicable margin for base rate loans is 1.75%. As of June 30, 2018, our Chairman, Chief Executive Officer and President had guaranteed $10.0 million of the borrowings under the Revolving Credit Facility (see Note 13). At June 30, 2018 and December 31, 2017, the balance outstanding on the Revolving Credit Facility was $42.1 million and $38.6 million, respectively. We recorded interest expense of $0.5 million for both the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

In connection with obtaining the revolving credit facility, we incurred debt issuance costs, which are being amortized through the maturity date. At June 30, 2018 and December 31, 2017, we had $0.5 million and $0.6 million, respectively, of deferred debt issuance costs, which are recorded in “Other assets, net” in the unaudited Condensed Consolidated Balance Sheets. Amortization expense of deferred debt issuance costs was less than $0.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Acquisition Payable

In conjunction with the acquisition of Value Lighting, we refinanced $3.7 million of Value Lighting’s trade accounts payable. The acquisition payable, which was modified during the second quarter of 2018, is paid in monthly installments through October 2019 and a lump sum payment of $1.2 million due on November 22, 2019, which may be settled, at our option, in either cash or an equivalent amount of our common shares based upon their then-current market value. At June 30, 2018 and December 31, 2017, the acquisition payable was $1.8 million and $2.1 million, respectively, of which $0.5 million and $1.8 million, respectively, was current.

9. Stockholders’ Equity

Common Stock

The changes in issued and outstanding common stock during the six months ended June 30, 2018 were as follows:

Shares
Balance at January 1, 2018	21,352,383
Shares issued for stock-based compensation	65,918
Shares issued to RVL and affiliates	1,000,000

Balance at June 30, 2018	22,418,301

During the first quarter of 2018, our Chief Executive Officer purchased an additional 850,000 shares of common stock and our Chief Financial Officer purchased an additional 150,000 shares of common stock for a total of $3.6 million. At June 30, 2018, 9,670,386, or 43% of our outstanding shares were owned by RVL and its affiliates.

Preferred Stock

We are authorized to issue up to 5,000,000 shares of preferred stock. There were no shares of preferred stock outstanding at June 30, 2018.

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

We recognize the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA were recognized in the financial statements for the year ended December 31, 2017. Under the Act, our $60.6 million in federal net operating loss carryforwards generated as of June 30, 2018 will continue to be carried forward for 20 years and are expected to be available to fully offset taxable income earned in future tax years.

At June 30, 2018, we had not completed our accounting for the tax effects of the enactment of the TCJA; however in certain cases we have made a reasonable estimate of the effects of the TCJA. Our preliminary estimate of the effects of the TCJA, including the remeasurement of deferred tax assets and liabilities and the recognition of an income tax benefit related to AMT tax credit carryforwards, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of our tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in our estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law. However, we do not expect this to have a material impact on our operating results or financial condition.

Income Taxes

We file income tax returns in the United States federal jurisdiction, as well as in various state jurisdictions. We did not record any current or deferred U.S. federal income tax provision or benefit during the three and six months ended June 30, 2018 and 2017 because we have experienced operating losses since inception. We have recognized a full valuation allowance related to our net deferred tax assets, including substantial net operating loss carryforwards. As of June 30, 2018, we had approximately $60.6 million of net operating loss carryforwards and amortizable expenses related to acquisitions that can be used to offset our income for federal and state tax purposes.

11. Loss per Share

The computation of basic and diluted net loss per share for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(2.2)	$(0.7)	$(4.4)	$(5.7)

Denominator:
Weighted-average common shares (in thousands) – basic and diluted	22,232	20,761	22,027	20,680

Loss per share, basic and diluted	$(0.10)	$(0.03)	$(0.20)	$(0.27)

Included in the computation of basic net loss per share for the three and six months ended June 30, 2017 were 26,669 potentially dilutive shares. Additionally, at June 30, 2017, we were contingently obligated to pay $0.2 million, which may be settled, at our option, in either cash or an equivalent amount of our common shares based upon their then-current market value, if certain performance criteria had been met. The equivalent amount of common shares have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2017, as they were antidilutive.

At June 30, 2018 and 2017, 24,875 and 24,928 outstanding options, respectively, with an average exercise price of $44.45 for both periods, were not recognized in the diluted earnings per share calculation as they were antidilutive.

12. Stock-Based Compensation

The 2003 Plan

The following table presents a summary of activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, January 1, 2018	24,875	$44.45	2.57

Outstanding and expected to vest, June 30, 2018	24,875	$44.45	2.57

Exercisable, June 30, 2018	24,875	$44.45	2.57

During the six months ended June 30, 2018, no options were issued. We issue new common shares upon the exercise of options. Options outstanding at June 30, 2018 had no intrinsic value. At June 30, 2018, unrecognized compensation expense related to options was less than $0.1 million, which is expected to be recognized over a weighted-average period of less than one year.

The 2013 Plan

On May 1, 2018, our stockholders voted on a fourth amendment to the 2013 Plan (the “2013 Plan”) to increase the number of common shares that may be issued to officers, employees, non-employee directors and consultants of Revolution and its affiliates under the 2013 Plan to 2,600,000.

Restricted Shares

The following table presents a summary of activity for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	223,499	$6.46
Vested	(122,663)	$6.87

Outstanding and expected to vest, June 30, 2018	100,836	$5.95

At June 30, 2018, there was $0.6 million of unrecognized compensation expense related to nonvested restricted shares, which is expected to be recognized over a weighted-average period of 1 year. The total fair value of restricted shares that vested during the six months ended June 30, 2018 and 2017 was $0.8 million and $1.1 million, respectively.

Restricted Share Units

During the six months ended June 30, 2018, we granted restricted share units to employees which vest ratably over a three-year period. These awards are classified as equity awards, and are accounted for using the fair value established at the grant date.

The following table presents a summary of activity for the six months ended June 30, 2018:

	Number of Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	242,684	$7.17
Granted	243,062	4.04
Vested	(65,918)	3.85
Forfeited	(48,150)	6.97

Outstanding and expected to vest, June 30, 2018	371,678	$5.43

At June 30, 2018, there was $2.0 million of unrecognized compensation expense related to nonvested restricted share units, which is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted shares that vested was $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.

13. Related Party Transactions

Chairman, Chief Executive Officer and President

As of June 30, 2018, our Chairman, Chief Executive Officer, and President has guaranteed $10.0 million of borrowings under our Revolving Credit Facility. See Note 8.

During the first quarter of 2018, our Chief Executive Officer purchased an additional 850,000 shares of common stock and our Chief Financial Officer purchased an additional 150,000 shares of common stock for a total of $3.6 million. See Note 9.

Aston Capital, LLC

During the second quarter of 2018, we entered into an amended promissory note with Aston Capital, LLC (“Aston”) increasing the amount to $17.7 million, and extending the due date to July 1, 2020, which can be prepaid at our option. The amended note payable bears interest at 9% annually and can be paid in-kind.

During the six months ended June 30, 2018 and 2017, Aston provided $0.2 million and $1.5 million, respectively, in advances that bear interest annually at 9%. At both June 30, 2018 and December 31, 2017, the balance was $1.0 million, which was included in “Related party notes payable” in the unaudited Condensed Consolidated Balance Sheets.

We recorded interest expense related to financing agreements with Aston of $0.3 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.6 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. At December 31, 2017, we had accrued interest of $0.1 million.

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

Our corporate headquarters utilizes space in Stamford, Connecticut, which is also occupied by affiliates of our Chairman and Chief Executive Officer. Our proportionate share of the space under the underlying lease, which we paid to Aston, was $0.1 million during both the three months ended June 30, 2018 and 2017, and $0.2 million during both the six months ended June 30, 2018 and 2017.

14. Restructuring Activities

In the fourth quarter of 2017, we announced a restructuring plan to further streamline our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated our sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations.

Restructuring charges are recorded in accordance with ASC 420-10, “Exit or Disposal Cost Obligations.” Under ASC 420-10, we established a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs. We will reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary. It is expected that the actions taken for this restructuring will be substantially completed by the end of 2018.

At December 31, 2017, we had recorded a liability of $1.8 million related to certain components of the restructuring reserve, which was included in “Accrued and other liabilities” in the unaudited Condensed Consolidated Balance Sheets. During the six months ended June 30, 2018, we reduced such liability to $1.3 million to reflect certain restructuring activities.

15. Commitments and Contingencies

In the ordinary course of business, we may become a party to various legal proceedings generally involving contractual matters, infringement actions, product liability claims and other matters. Based upon such evaluation, at June 30, 2018, we were not party to any pending legal or administrative proceedings that may have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations.

We were required to make payments under a certain channel distribution agreement if revenue targets are achieved. The maximum amount of such payments was $0.5 million, which was accrued as of December 31, 2017, and was subsequently paid in April 2018.

16. Subsequent Events

Effective August 3, 2018, we issued 1.1 million shares of our common stock to Aston in exchange for $3.3 million of our outstanding debt due to Aston, which reduced the outstanding balance from $17.7 million to $14.4 million (see Note 13).

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain financial measures, which are not presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We are presenting these non-U.S. GAAP financial measures because we believe they provide us, and readers of this Form 10-Q, with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend for these non-U.S. GAAP financial measures to be a substitute for any U.S. GAAP financial information. Readers of these statements should use these non-U.S. GAAP financial measures only in conjunction with the comparable U.S. GAAP financial measures.

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

In the fourth quarter of 2017, we announced a restructuring plan to further streamline our operations, eliminate redundancies at certain divisions and address certain operational functions. As part of the restructuring, we (i) consolidated the operations of three divisions into one, (ii) consolidated sales, purchasing, bidding and proposal and accounting functions, (iii) expanded and refocused our marketing resources, including changes to key management positions at certain divisions, and (iv) exited certain product lines and related operations, including the eliminations of a number of warehouse locations. At June 30, 2018 and December 31, 2017, the liability established for restructuring, which is included in “Accrued and other liabilities” in the unaudited Condensed Consolidated Balance Sheets, was $1.3 million and $1.8 million, respectively.

Recent Developments

Facility Expansion — During the second quarter of 2018, we announced a planned expansion of our facility in Simi Valley, California, to support the increased demand for our high performance Buy American Act (“BAA”) and Trade Agreements Act (“TAA”) compliant LED solutions. The plant, which opened in 2017, will double its footprint to 125,000 sq. ft. Since the opening of the facility, we have continued to produce BAA and TAA compliant LED tubes for installation, and we expect production to ramp up significantly.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$36.5	$43.3	$70.2	$73.9
Cost of sales	24.7	29.1	46.9	49.6

Gross profit	11.8	14.2	23.3	24.3
Gross profit as a percentage of revenue	32%	33%	33%	33%
Operating expenses:
Selling, general and administrative	9.6	10.3	19.7	20.4
Research and development	0.9	0.7	1.7	1.1
Amortization and depreciation	1.1	1.7	2.1	3.7
Acquisition, severance and transition costs	0.8	0.9	1.0	1.6
Stock-based compensation	0.5	0.5	1.2	1.6

Total operating expenses	12.9	14.1	25.7	28.4

Operating loss	(1.1)	0.1	(2.4)	(4.1)
Interest expense and other charges	(1.1)	(0.8)	(2.0)	(1.6)

Net loss	$(2.2)	$(0.7)	$(4.4)	$(5.7)

Despite a significant increase in our backlog, our overall revenue decreased for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 primarily due to lower levels of deliveries of products primarily due to project delays.

Selling, general and administrative expenses decreased $0.7 million or 7% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and $0.7 million or 3% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Such decreases reflect our continuing efforts to effectively reduce our operating costs through a variety of initiatives focused on process and performance improvement.

Research and development costs increased due to our ongoing investments in expanding our portfolio of lighting products and controls, including our U.S. government and U.S. military specific product lines and to address our customer’s needs and requirements.

Amortization and depreciation expense decreased due to the reduction of intangible assets in 2017.

The increase in interest expense and other charges primarily as a result of higher balances outstanding under our Bank of America Revolving Credit Facility (see Note 8).

Liquidity and Capital Resources

On January 26, 2017, we entered into an amended Revolving Credit Facility, which enables us to borrow up to $50.0 million on a revolving basis, based upon specified percentages of eligible receivables and inventory. Our liquidity as of June 30, 2018 and December 31, 2017 was $2.5 million and $7.4 million, respectively, which consisted of cash and cash equivalents of $0.5 million and $0.9 million, respectively, and additional borrowing capacity under the Revolving Credit Facility of $2.0 million and $6.5 million, respectively. As of June 30, 2018, we were in compliance with our covenants under the Bank of America Revolving Credit Facility. At June 30, 2018 and December 31, 2017, we had working capital of $45.5 million and $34.3 million, respectively. We believe we have adequate resources to meet our cash requirements for the foreseeable future.

Although we recognized revenues of $70.2 million during the six months ended June 30, 2018, we may face challenges regarding profitability. There can be no assurance that we will achieve positive cash flows from operations or profitability in future periods. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations, maintain our revolving credit facility, or raise additional capital through public or private debt or equity financings, or other sources of financing to fund operations. There can be no assurance such financing will be available on terms acceptable to us or that any financing transaction will not be dilutive to our current stockholders. In addition, our significant shareholder, RVL, and its affiliates have historically been a significant source of financing, and they continue to support our operations.

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(In Millions)
Cash used in operating activities, including interest expense	$(11.2)	$(8.4)
Cash used in investing activities	(1.5)	(1.0)
Cash provided by financing activities	12.3	9.0

Net decrease in cash and cash equivalents	$(0.4)	$(0.4)

Cash Flows used in Operating Activities—Operating cash flows during the six months ended June 30, 2018 primarily reflects vendor deposits and other assets to support our future customer requirements for the second half of 2018, offset by decreased accounts payable and accrued liabilities. Operating cash flows during the six months ended June 30, 2017 primarily reflect increases in inventory and prepaid and other assets to support our operations, offset by decreased trade and unbilled contracts receivable.

Cash Flows used in Investing Activities — The use of cash in investing activities during the six months ended June 30, 2018 and 2017 was attributable to purchases of property and equipment and other of $1.4 million and $0.7 million, respectively, and the payment of acquisition obligations of $0.1 million and $0.3 million, respectively.

Cash Flows provided by Financing Activities — Net cash provided by financing activities during the six months ended June 30, 2018 was attributable to $3.6 million of proceeds from the issuance of common stock and $8.7 million of net proceeds from borrowings. Net cash provided during the six months ended June 30, 2017 was primarily attributable to $7.0 million of net proceeds from related party notes payable (see Note 13 of Notes to unaudited Condensed Consolidated Financial Statements) and $12.7 million of net proceeds from the Revolving Credit Facility, partially offset by repayments on notes payable of $10.2 million, including the $10.0 million Energy Source note and fees pertaining to the issuance of debt totaling $0.6 million.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of June 30, 2018:

	Contractual Obligation Payments Due by Year (3)(4)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Millions of U.S. dollars)
Operating lease obligations	$12.6	$4.1	$5.7	$2.4	$0.4
Total debt, including interest	66.9	2.2	64.7	—	—

Total	$79.5	$6.3	$70.4	$2.4	$0.4

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for information related to new accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2018, we were exposed to interest rate risk in connection with our variable-rate Bank of America Revolving Credit Facility pursuant to which we may borrow up to $50.0 million on a revolving basis. See Note 8 of the Notes to unaudited Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

Evaluation of our Disclosure Controls

Disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the SEA of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, due to the material weakness in internal controls over financial reporting described below, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by the report.

Material Weakness in Internal Control over Financial Reporting

As of December 31, 2017, our management conducted an evaluation of our internal control over financial reporting and determined that our internal control over financial reporting was effective. At such date we identified a significant deficiency related to the controls over the proper identification of certain collection patterns relevant for bill and hold revenue recognition. Since December 31, 2017, our management has implemented changes in internal control over financial reporting to address this significant deficiency, including changing the design of existing controls and implementing additional transaction level and review controls. In addition, corporate management is strengthening the internal accounting functions at the divisional or subsidiary level, where appropriate.

At June 30, 2018, we have determined that certain of the transaction level and review controls over revenue recognition have not operated effectively. Specifically, our management has identified control deficiencies related to the proper identification of certain collection patterns and the finalization and review of executed contracts related to bill and hold arrangements and controls over the recording of material costs. We have determined that these control deficiencies aggregate to a material weakness at June 30, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. The errors identified related to the material weakness did not result in a material impact to our reported financial results. The implementation of remedial measures to address the deficiencies identified is ongoing and additional measures may be implemented to improve our internal control over financial reporting in the future.

Evaluation of Changes in Internal Control over Financial Reporting

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

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Financial Statement Schedules

Exhibit Number	Document Description

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following financial statements from Revolution Lighting Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations (iii) Condensed Consolidated Statements of Stockholders’ Equity (iv) Condensed Consolidated Statements of Cash Flows, (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith
***	Submitted electronically with this Report pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVOLUTION LIGHTING TECHNOLOGIES, INC.

By:	/s/ Robert V. LaPenta	Date: August 10, 2018
Robert V. LaPenta
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ James A. DePalma	Date: August 10, 2018
James A. DePalma
Chief Financial Officer
(Principal Financial Officer)